Form 10-Q
period 2007-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2007-11-09
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 278,672,176 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$539,334	$400,389	$1,712,381	$1,273,790
Costs and expenses	(436,814)	(327,341)	(1,365,346)	(1,027,860)

Gross profit	102,520	73,048	347,035	245,930
General and administrative expenses	(32,074)	(20,956)	(97,754)	(63,885)
Gains (losses) on dispositions and impairment charges, net	4,886	(30,750)	6,949	(38,141)

Operating income	75,332	21,342	256,230	143,904
Interest expense	(38,090)	(33,330)	(111,852)	(86,667)
Loss on early extinguishment of debt	—	—	(14,480)	—
Interest income	4,254	8,259	8,324	21,022
Equity in earnings of unconsolidated subsidiaries	2,460	1,214	8,730	1,351
Other (expense) income, net	(1,049)	10,118	(3,981)	11,176

Income from continuing operations before income taxes	42,907	7,603	142,971	90,786
Provision for income taxes	(14,062)	(4,797)	(66,500)	(35,846)

Income from continuing operations	28,845	2,806	76,471	54,940
(Loss) income from discontinued operations (net of income tax provision (benefit) of $2,223, ($201), $4,183 and $(118), respectively)	(675)	559	4,459	801

Net income	$28,170	$3,365	$80,930	$55,741

Basic earnings per share:
Income from continuing operations	$.10	$.01	$.26	$.19
Income from discontinued operations, net of tax	—	—	.02	—

Net income	$.10	$.01	$.28	$.19

Diluted earnings per share:
Income from continuing operations	$.10	$.01	$.26	$.19
Income from discontinued operations, net of tax	—	—	.01	—

Net income	$.10	$.01	$.27	$.19

Basic weighted average number of shares	284,511	291,662	289,437	293,117

Diluted weighted average number of shares	289,597	295,918	294,848	297,353

Dividends declared per share	$.030	$.025	$.090	$.075

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$287,738	$39,880
Receivables, net	104,054	107,194
Inventories	37,898	39,535
Current assets of discontinued operations	—	2,236
Current assets held for sale	5,404	6,330
Other	34,578	43,162

Total current assets	469,672	238,337

Preneed funeral receivables and trust investments	1,518,187	1,516,676
Preneed cemetery receivables and trust investments	1,465,881	1,522,584
Cemetery property, at cost	1,446,213	1,495,248
Property and equipment, net	1,577,514	1,641,353
Non-current assets of discontinued operations	—	371,132
Non-current assets held for sale	350,066	349,311
Goodwill	1,268,493	1,264,272
Deferred charges and other assets	396,138	436,545
Cemetery perpetual care trust investments	916,629	893,931

	$9,408,793	$9,729,389

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$340,965	$341,173
Current maturities of long-term debt	156,466	46,176
Current liabilities of discontinued operations	—	2,351
Current liabilities held for sale	199	419
Income taxes	45,192	17,828

Total current liabilities	542,822	407,947

Long-term debt	1,779,830	1,912,696
Deferred preneed funeral revenues	548,261	537,792
Deferred preneed cemetery revenues	697,120	754,193
Deferred income taxes	73,166	177,341
Non-current liabilities of discontinued operations	—	311,498
Non-current liabilities held for sale	270,048	239,800
Other liabilities	479,987	357,418
Non-controlling interest in funeral and cemetery trusts	2,527,809	2,548,743
Non-controlling interest in cemetery perpetual care trusts	913,445	887,186
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 280,158,739 and 293,222,114, issued and outstanding (net of 16,805,762 and 10,000 treasury shares, at par)	280,159	293,222
Capital in excess of par value	2,000,324	2,135,649
Accumulated deficit	(865,496)	(906,394)
Accumulated other comprehensive income	161,318	72,298

Total stockholders’ equity	1,576,305	1,594,775

	$9,408,793	$9,729,389

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$80,930	$55,741
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of tax	(4,459)	(801)
Loss on early extinguishment of debt	14,480	—
Premiums paid on early extinguishment of debt	(11,368)	—
Depreciation and amortization	99,308	69,601
Amortization of cemetery property	24,983	18,589
Amortization of loan costs	5,202	13,902
Provision for doubtful accounts	7,753	6,688
Provision for deferred income taxes	20,798	23,486
(Gains) losses on dispositions and impairment charges, net	(6,949)	38,141
Share-based compensation	7,898	5,487
Excess tax benefits from share-based awards	(5,159)	—
Equity in earnings of unconsolidated subsidiaries	(8,730)	(1,351)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(7,027)	18,515
Increase in other assets	(1,418)	(19,247)
Increase (decrease) in payables and other liabilities	33,436	(7,482)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	27,236	24,565
Increase in deferred preneed funeral revenue	41,938	2,655
Decrease in funeral non-controlling interest	(50,013)	(20,959)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	41,811	20,904
Increase (decrease) in deferred preneed cemetery revenue	36,347	(8,930)
(Decrease) increase in cemetery non-controlling interest	(36,228)	25,079
Other	578	51

Net cash provided by operating activities from continuing operations	311,347	264,634
Net cash provided by operating activities from discontinued operations	17,279	698

Net cash provided by operating activities	328,626	265,332
Cash flows from investing activities:
Capital expenditures	(113,607)	(63,199)
Proceeds from divestitures, net of cash retained and sales of property and equipment	314,255	54,766
Acquisitions	(3,308)	(14,637)
Net withdrawals of restricted funds and other	(236)	10,435

Net cash provided by (used in) investing activities from continuing operations	197,104	(12,635)
Net cash (used in) provided by investing activities from discontinued operations	(8,546)	11,328

Net cash provided by (used in) investing activities	188,558	(1,307)

	Nine months ended
	September 30,
	2007	2006
Cash flows from financing activities:
Proceeds from long-term debt issued	398,996	—
Debt issuance costs	(6,443)	—
Payments of debt	(3,043)	(14,287)
Principal payments on capital leases	(22,060)	(15,968)
Early extinguishment of debt	(422,545)	—
Proceeds from exercise of stock options	19,373	3,614
Purchase of Company common stock	(211,082)	(27,870)
Excess tax benefits from share-based awards	5,159	—
Payments of dividends	(26,265)	(22,113)
Bank overdrafts	(829)	—

Net cash used in financing activities from continuing operations	(268,739)	(76,624)
Net cash used in financing activities from discontinued operations	(2,113)	—

Net cash used in financing activities	(270,852)	(76,624)
Effect of foreign currency	1,526	2,450

Net increase in cash and cash equivalents	247,858	189,851
Cash and cash equivalents at beginning of period	39,880	446,782

Cash and cash equivalents at end of period	$287,738	$636,633

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2006	293,222	$293,232	$(10)	$2,135,649	$(906,394)	$72,298	$1,594,775
Cumulative effect of adoption of FIN 48					11,987		11,987
Net income					80,930		80,930
Dividends declared on common stock ($.09 per share)				(26,094)			(26,094)
Total other comprehensive income						89,020	89,020
Employee share based compensation earned				7,898			7,898
Stock option exercises and other	3,478	3,418	60	15,955			19,433
Restricted stock awards, net of forfeitures	314	314		(314)			—
Tax benefit related to share-based awards				9,438			9,438
Purchase of Company stock	(16,855)		(16,855)	(142,208)	(52,019)		(211,082)

Balance at September 30, 2007	280,159	$296,964	$(16,805)	$2,000,324	$(865,496)	$161,318	$1,576,305

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
     We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. At September 30, 2007, we also owned a minority interest in funeral operations of an entity in France, which we divested in the fourth quarter of 2007. Additionally, at September 30, 2007, we owned Kenyon International Emergency Services (Kenyon), a wholly-owned subsidiary that specializes in providing disaster management services in mass fatality incidents as well as training, planning, and crisis-communications consulting services. We divested 70% of our Kenyon investment in the fourth quarter of 2007. Kenyon’s results are included in our funeral operations segment. As part of the Alderwoods transaction, we acquired Mayflower National Life Insurance Company, an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
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
     In the third quarter of 2007, we recorded a net decrease in our liability for uncertain tax positions of approximately $24.5 million relating to uncertain positions taken in prior years, as a result of expiring federal, state, and foreign statute of limitations, and the sale of assets. Of the $24.5 million, $20.9 million was recorded as an adjustment of goodwill related to uncertain tax positions acquired in our Alderwoods transaction. We also recorded a $0.4 million increase in the liability for unrecognized tax benefits related to our recent Alderwoods transaction, which was recorded as a purchase price allocation adjustment. In the second quarter of 2007, we recorded a $1.3 million increase in the liability for unrecognized tax benefits due to a change in estimate, which was recorded as a purchase price allocation adjustment.
     We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through

2005. It is reasonably possible that one or more of these multi-jurisdictional audits will be settled in the fourth quarter of 2007 or 2008, as some are in the final approval stage, and if favorably resolved such settlements could result in a significant reduction in the amount of our unrecognized tax benefits.
     Consistent with our historical financial reporting, we recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax expense account. We had recognized approximately $51.3 million for the payment of interest and penalties at January 1, 2007, which is included in the $257.1 million in unrecognized tax benefits noted above. During the three and nine months ended September 30, 2007, we recognized an additional $2.5 million and $7.5 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Effective Tax Rate
     The effective tax rates for the three and nine months ended September 30, 2007 were 32.8% and 46.5%, respectively, compared to 63.1% and 39.5% for the same periods in 2006. The lower effective tax rate for the three months ended September 30, 2007 was impacted by a net decrease in our liability for uncertain tax positions, an adjustment for tax returns filed, and state tax law changes.
     The effective tax rate for the nine months ended September 30, 2007 was impacted by permanent differences between the book and tax bases of asset dispositions, state income taxes, and newly required interest and penalties accrued on existing uncertain tax positions.
5. Alderwoods Acquisition
     On November 28, 2006 we completed our acquisition of Alderwoods Group, Inc. (Alderwoods). In the first nine months of 2007, we adjusted our goodwill for various purchase price allocation adjustments as follows (in thousands):

Adjustments to fair value of deferred revenue	(30,839)
Adjustments to fair value of intangible assets	23,977
Adjustments to fair value of trust assets	19,307
Adjustments to fair value of acquired locations	(49,469)
Adjustments to deferred taxes	1,804
Other	3,302

Total adjustment to Alderwoods goodwill	$(31,918)
     During the three and nine months ended September 30, 2007, we recorded adjustments to our acquired Alderwoods goodwill related to our ongoing verification of the contract status and fair values of preneed cemetery and funeral deferred revenues and related trust and intangible assets. In addition, during the second quarter of 2007, we adjusted the fair values of certain assets and liabilities sold during the quarter, in relation to certain Alderwoods locations mandated for divestment pursuant to our recent FTC decree. Although we previously disclosed our finalization of fair value adjustments related to the acquired Alderwoods preneed contracts as of the end of the second quarter, we now expect to conclude our remaining analysis and record any required adjustments in the fourth quarter of 2007, due to on-going work related to the preparation and review of certain Alderwoods account reconciliations.
     Certain pre-acquisition contingencies primarily relating to legal matters existed at the date of the merger, and our final assessment required us to gather and analyze a significant amount of additional information and in so doing, to seek third party assistance. We expect to complete this assessment during the fourth quarter of 2007.
     The condensed consolidated statement of operations for the three and nine months ended September 30, 2007 includes the results of operations of Alderwoods. For the three and nine months ended September 30, 2006, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(In thousands)
Revenues	$571,928	$1,711,799
(Loss) income from continuing operations	$(1,940)	$45,414
Net (loss) income	$(1,381)	$44,973
(Loss) income from continuing operations per share:
Basic	$(.01)	$.15
Diluted	$(.01)	$.15
Net (loss) income per share:
Basic	$(.01)	$.15
Diluted	$(.01)	$.15

6. Preneed Funeral Activities
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract is performed. We deposited $20.7 million and $20.1 million into and withdrew $37.8 million and $26.1 million from the trusts during the three months ended September 30, 2007 and 2006, respectively. We deposited $66.1 million and $62.0 million into and withdrew $112.0 million and $82.6 million from the trusts during the nine months ended September 30, 2007 and 2006, respectively. Cash flows related to preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Trust investments, at market	$1,325,665	$1,329,922
Receivables from customers	222,005	224,740

	1,547,670	1,554,662
Allowance for cancellation	(29,483)	(37,986)

Preneed funeral receivables and trust investments	$1,518,187	$1,516,676

     The cost and market values associated with funeral trust investments at September 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of funeral trust investments, which in the aggregate represented 102% and 103% of the related cost basis of such investments as of September 30, 2007 and December 31, 2006, respectively, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our review at June 30, 2007, we recorded a $3.6 million impairment charge as a result of other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in Other (expense) income, net in our condensed consolidated statement of operations. As a result of our most recent review at September 30, 2007, we recorded no additional impairment charges. See Note 9 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.

	September 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$360,484	$—	$—	$360,484
Fixed income securities:
U.S. Treasury	90,581	1,046	(138)	91,489
Foreign government	92,368	280	(957)	91,691
Corporate	10,136	288	(53)	10,371
Mortgage-backed	5,482	68	(15)	5,535
Insurance-backed	178,483	—	—	178,483
Asset-backed	29	—	—	29
Equity securities:
Preferred stock	1,586	82	(8)	1,660
Common stock	289,738	18,866	(1,818)	306,786
Mutual funds:
Equity	87,588	6,062	(422)	93,228
Fixed income	138,611	5,897	(966)	143,542
Private equity and other	70,419	3,728	(4,634)	69,513

Trust investments	$1,325,505	$36,317	$(9,011)	$1,352,811

Less: Assets associated with businesses held for sale				(27,146)

				$1,325,665

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$235,178	$—	$—	$235,178
Fixed income securities:
U.S. Treasury	72,280	1,648	(278)	73,650
Foreign government	86,770	608	(471)	86,907
Corporate	4,844	132	(44)	4,932
Mortgage-backed	4,390	116	(43)	4,463
Insurance-backed	203,709	—	—	203,709
Equity securities:
Preferred stock	714	47	(5)	756
Common stock	328,672	22,425	(2,698)	348,399
Mutual funds:
Equity	124,154	12,896	(539)	136,511
Fixed income	212,302	8,561	(2,254)	218,609
Private equity and other	65,127	1,328	(783)	65,672

Trust investments	$1,338,140	$47,761	$(7,115)	$1,378,786

Less: Assets associated with businesses held for sale				(48,864)

				$1,329,922

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at September 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$110,914
Due in one to five years	76,092
Due in five to ten years	92,884
Thereafter	97,708

$377,598

     During the three months ended September 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $342.0 million and $379.6 million, respectively. These sale transactions resulted in $54.9 million and $10.7 million of realized gains and realized losses, respectively, for the three months ended September 30, 2007. During the three months ended September 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $171.1 million and $197.5 million, respectively. These sale transactions resulted in $15.3 million and $13.7 million of realized gains and realized losses, respectively for the three months ended September 30, 2006.
     During the nine months ended September 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $653.9 million and $575.1 million, respectively. These sale transactions resulted in $87.7 million and $22.8 million of realized gains and realized losses, respectively, for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $325.8 million and $357.2 million, respectively. These sale transactions resulted in $49.1 million and $25.5 million of realized gains and realized losses, respectively for the nine months ended September 30, 2006.
     Earnings from all trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation of the funeral contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $11.2 million and $7.6 million for the three months ended September 30, 2007 and 2006, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $33.3 million and $26.6 million for the nine months ended September 30, 2007 and 2006, respectively.

7. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust, remove the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract is performed. We deposited $30.1 million and $27.4 million into and withdrew $40.1 million and $27.5 million from the trusts during the three months ended September 30, 2007 and 2006, respectively. We deposited $89.3 million and $91.7 million into and withdrew $121.3 million and $68.7 million from the trusts during the nine months ended September 30, 2007 and 2006, respectively. Cash flows related to preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Trust investments, at market	$1,217,329	$1,236,446
Receivables from customers	353,066	384,428
Unearned finance charges	(49,180)	(54,704)

	1,521,215	1,566,170
Allowance for cancellation	(55,334)	(43,586)

Preneed cemetery receivables and trust investments	$1,465,881	$1,522,584

     The cost and market values associated with the cemetery merchandise and service trust investments at September 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate alternative investments). The fair market value of cemetery trust investments, which in the aggregate represented 105% and 106% of the related cost basis of such investments as of September 30, 2007 and December 31, 2006, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our review at June 30, 2007, we recorded a $3.2 million impairment charge as a result of other than temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in Other (expense) income, net in our condensed consolidated statements of operations. As a result of our most recent review at September 30, 2007, we recorded no additional impairment charges. See Note 9 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.

	September 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$431,694	$—	$—	$431,694
Fixed income securities:
U.S. Treasury	60,423	2,811	(314)	62,920
Foreign government	22,825	456	(94)	23,187
Corporate	9,715	763	(53)	10,425
Equity securities:
Preferred stock	2,837	224	(15)	3,046
Common stock	312,320	26,418	(1,719)	337,019
Mutual funds:
Equity	136,566	19,231	(480)	155,317
Fixed income	277,059	18,771	(1,790)	294,040
Private equity and other	26,817	2,547	(3,485)	25,879

Trust investments	$1,280,256	$71,221	$(7,950)	$1,343,527

Less: Assets associated with businesses held for sale				(126,198)

				$1,217,329

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$258,365	$—	$—	$258,365
Fixed income securities:
U.S. Treasury	61,785	4,195	(2,147)	63,833
Foreign government	25,187	745	(30)	25,902
Corporate	5,223	398	(32)	5,589
Equity securities:
Preferred stock	2,054	158	(12)	2,200
Common stock	300,188	26,726	(1,756)	325,158
Mutual funds:
Equity	208,396	28,309	(729)	235,976
Fixed income	374,636	21,204	(3,039)	392,801
Private equity and other	28,802	499	(4,153)	25,148

Trust investments	$1,264,636	$82,234	$(11,898)	$1,334,972

Less: Assets associated with businesses held for sale				(98,526)

				$1,236,446

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at September 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$3,929
Due in one to five years	29,179
Due in five to ten years	40,145
Thereafter	23,279

$96,532

     During the three months ended September 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $448.4 million and $461.2 million, respectively. These sale transactions resulted in $66.0 million and $10.9 million of realized gains and realized losses, respectively, for the three months ended September 30, 2007. During the three months ended September 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $321.6 million and $344.9 million, respectively. These sale transactions resulted in $24.5 million and $25.4 million of realized gains and realized losses, respectively for the three months ended September 30, 2006.
     During the nine months ended September 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $805.4 million and $664.8 million, respectively. These sale transactions resulted in $102.3 million and $23.3 million of realized gains and realized losses, respectively, for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, purchases and sales of available-for-sale securities included in trust investments were $509.0 million and $542.3 million, respectively. These sale transactions resulted in $59.0 million and $39.2 million of realized gains and realized losses, respectively for the nine months ended September 30, 2006.
     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered, or upon cancellation of the cemetery contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $8.9 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $18.7 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively.
8. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in perpetual care trusts. We deposited $5.7 million and $7.0 million into the trusts and withdrew $4.2 million and $9.2 million from the trusts during the three months ended September 30, 2007 and 2006, respectively. We deposited $20.3 million and $18.2 million into the trusts and withdrew $22.9 million and $38.5 million from the trusts during the nine months ended September 30, 2007 and 2006, respectively. Cash flows related to cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The cost and market values associated with trust investments held in perpetual care trusts at September 30, 2007 and December 31, 2006 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holders’ equity in majority-owned real estate investments). The fair market value of perpetual care trusts, which in the aggregate represented 102% and 105% of the related cost basis of such investments as of September 30, 2007 and December 31, 2006, respectively, was based primarily on quoted market prices at the balance sheet date. We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. As a result of our review at June 30, 2007, we recorded a $1.2 million impairment charge as a result of other than temporary declines in fair value related to unrealized losses on certain private equity and other investments. The impairment charges are recognized as investment losses and offset by interest income related to non-controlling interest in perpetual care trust investments in Other (expense) income, net in our condensed consolidated statements of operations. As a result of our most recent review at September 30, 2007, we recorded no additional impairment charges. See Note 9 to the condensed consolidated financial statements for further information related to our non-controlling interest in perpetual care trust investments.

	September 30, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$219,083	$—	$—	$219,083
Fixed income securities:
U.S. Treasury	2,113	612	(13)	2,712
Foreign government	30,838	515	(194)	31,159
Corporate	33,865	648	(299)	34,214
Mortgage-backed	5,467	3	(3)	5,467
Equity securities:
Preferred stock	2,364	71	(16)	2,419
Common stock	110,511	10,519	(642)	120,388
Mutual funds:
Equity	47,226	3,010	(195)	50,041
Fixed income	480,274	11,268	(3,058)	488,484
Private equity and other	28,849	2,280	(1,184)	29,945

Perpetual care trust investments	$960,590	$28,926	$(5,604)	$983,912

Less: Assets associated with businesses held for sale				(67,283)

				$916,629

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Cash and cash equivalents	$167,464	$—	$—	$167,464
Fixed income securities:
U.S. Treasury	11,557	655	(117)	12,095
Foreign government	28,738	952	(101)	29,589
Corporate	24,067	1,255	(13)	25,309
Mortgage-backed	639	2	(8)	633
Equity securities:
Preferred stock	7,931	557	(1)	8,487
Common stock	86,945	8,806	(115)	95,636
Mutual funds:
Equity	61,498	5,077	(212)	66,363
Fixed income	481,267	24,048	(1,431)	503,884
Private equity and other	36,948	2,446	(694)	38,700

Perpetual care trust investments	$907,054	$43,798	$(2,692)	$948,160

	December 31, 2006
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Less: Assets associated with businesses held for sale				(54,229)

				$893,931

     Maturity dates of the fixed income securities range from 2007 to 2038. Maturities of fixed income securities at September 30, 2007 are estimated as follows:

Market
(In thousands)
Due in one year or less	$12,720
Due in one to five years	30,755
Due in five to ten years	14,475
Thereafter	15,602

$73,552

     During the three months ended September 30, 2007, purchases and sales of available-for-sale securities in the perpetual care trusts were $405.6 million and $247.3 million, respectively. These sale transactions resulted in $6.6 million and $5.7 million of realized gains and realized losses, respectively. During the three months ended September 30, 2006, purchases and sales of available-for-sale securities in the perpetual care trusts were $395.4 million and $421.4 million, respectively. These sales transactions resulted in $20.8 million and $17.4 million of realized gains and realized losses, respectively.
     During the nine months ended September 30, 2007, purchases and sales of available-for-sale securities in the perpetual care trusts were $632.9 million and $341.4 million, respectively. These sale transactions resulted in $31.0 million and $11.9 million of realized gains and realized losses, respectively. During the nine months ended September 30, 2006, purchases and sales of available-for-sale securities in the perpetual care trusts were $729.8 million and $736.9 million, respectively. These sales transactions resulted in $32.2 million and $25.2 million of realized gains and realized losses, respectively.
     Distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these perpetual care trust investments were $10.3 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively. Recognized earnings related to these perpetual care trust investments were $35.6 million and $32.7 million for the nine months ended September 30, 2007 and 2006, respectively.
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
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in perpetual care trusts in our condensed consolidated balance sheet at September 30, 2007 and December 31, 2006 are detailed below.

	September 30, 2007			September 30, 2007
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,325,665	$1,217,329	$2,542,994	$916,629
Less: Accrued trust operating payables, deferred taxes and other	(4,910)	(10,275)	(15,185)	(3,184)

Non-controlling interest	$1,320,755	$1,207,054	$2,527,809	$913,445

	December 31, 2006			December 31, 2006
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$1,329,922	$1,236,446	$2,566,368	$893,931
Less: Accrued trust operating payables, deferred taxes and other	(6,052)	(11,573)	(17,625)	(6,745)

Non-controlling interest	$1,323,870	$1,224,873	$2,548,743	$887,186

Other (Expense) Income, Net
     The components of Other (expense) income, net in our condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 are detailed below. See Notes 6 through 8 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Three Months Ended September 30, 2007
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$54,926	$65,959	$6,558	$—	$127,443
Realized losses	(10,781)	(10,874)	(5,718)	—	(27,373)
Interest, dividend and other ordinary income	5,749	10,530	8,090	—	24,369
Trust expenses and income taxes	(2,036)	(2,962)	(630)	—	(5,628)

Net trust investment income	47,858	62,653	8,300	—	118,811
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(47,858)	(62,653)	—	—	(110,511)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(8,300)	—	(8,300)

Total non-controlling interest	(47,858)	(62,653)	(8,300)	—	(118,811)
Other (expense), net	—	—	—	(1,049)	(1,049)

Total other (expense), net	$—	$—	$—	$(1,049)	$(1,049)

	Nine Months Ended September 30, 2007
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$87,677	$102,296	$30,990	$—	$220,963
Realized losses	(26,418)	(26,493)	(13,101)	—	(66,012)
Interest, dividend and other ordinary income	17,400	25,223	30,409	—	73,032
Trust expenses and income taxes	(7,415)	(11,353)	(3,017)	—	(21,785)

Net trust investment income	71,244	89,673	45,281	—	206,198
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(71,244)	(89,673)	—	—	(160,917)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(45,281)	—	(45,281)

Total non-controlling interest	(71,244)	(89,673)	(45,281)	—	(206,198)
Other (expense), net	—	—	—	(3,981)	(3,981)

Total other (expense), net	$—	$—	$—	$(3,981)	$(3,981)

	Three Months Ended September 30, 2006
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$15,255	$24,441	$20,780	$—	$60,476
Realized losses	(13,739)	(25,465)	(17,349)	—	(56,553)
Interest, dividend and other ordinary income	3,804	6,842	6,002	—	16,648
Trust expenses and income taxes	(2,971)	(4,151)	(248)	—	(7,370)

Net trust investment income	2,349	1,667	9,185	—	13,201
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(2,349)	(1,667)	—	—	(4,016)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(9,185)	—	(9,185)

Total non-controlling interest	(2,349)	(1,667)	(9,185)	—	(13,201)
Other income	—	—	—	10,118	10,118

Total other income, net	$—	$—	$—	$10,118	$10,118

	Nine Months Ended September 30, 2006
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$49,059	$58,964	$32,183	$—	$140,206
Realized losses	(25,494)	(39,220)	(25,151)	—	(89,865)
Interest, dividend and other ordinary income	11,960	25,955	29,726	—	67,641
Trust expenses and income taxes	(6,037)	(9,540)	(388)	—	(15,965)

Net trust investment income	29,488	36,159	36,370	—	102,017
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(29,488)	(36,159)	—	—	(65,647)
Interest expense related to non-controlling interest in perpetual care trust investments	—	—	(36,370)	—	(36,370)

Total non-controlling interest	(29,488)	(36,159)	(36,370)	—	(102,017)
Other income	—	—	—	11,176	11,176

Total other income, net	$—	$—	$—	$11,176	$11,176

10. Debt
     Debt as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
6.875% notes due October 2007	$13,497	$13,497
6.5% notes due March 2008	45,209	195,000
7.7% notes due April 2009	28,731	202,588
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	—
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	—
Term loan due 2009	—	100,000
Series A and Series B senior notes due November 2011	200,000	200,000
Convertible debentures, maturities through 2013, fixed interest rates from 5.00% to 5.25%, conversion prices from $13.02 to $50.00 per share	9,425	9,925
Obligations under capital leases	115,525	113,484
Mortgage notes and other debt, maturities through 2050	23,711	26,304
Unamortized pricing discounts and other	(5,429)	(7,553)

Total debt	1,936,296	1,958,872
Less current maturities	(156,466)	(46,176)

Total long-term debt	$1,779,830	$1,912,696

     Current maturities of debt at September 30, 2007 were comprised primarily of our 6.5% notes due March 2008 and the October 2007 prepayment of our Series A Senior Notes due November 2011 (see further discussion below in Debt Extinguishments and Reductions), our 6.875% notes due October 2007, convertible debentures, and capital leases. Our consolidated debt had a weighted average interest rate of 7.15% at September 30, 2007 and 7.30% at December 31, 2006. Approximately 87% and 82% of our total debt had a fixed interest rate at September 30, 2007 and December 31, 2006, respectively.
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

     The bank credit facility matures in November 2011. As of September 30, 2007, we have used the facility to support $57.1 million of letters of credit. The credit facility provides us with flexibility for working capital cash, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $57.1 million at September 30, 2007. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. As of September 30, 2007, we were in compliance with all of our debt covenants. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Issuances and Additions
     In April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of September 30, 2007, we were in compliance with all such debt covenants. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009 as further discussed below and for general corporate purposes. Under the terms of the registration rights agreement entered into in connection with the offerings of the notes, we filed a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms. The registration statement was declared effective by the SEC and the offering to exchange was completed in the third quarter of 2007.
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
     Subsequent to September 30, 2007, we repaid $13.5 million aggregate principal amount of our 6.875% notes due October 2007. In addition to this repayment, we also prepaid $50 million of our Series A Senior Notes due November 2011, pursuant to a contractual commitment we entered into prior to September 30, 2007.
Capital Leases
     In the first nine months of 2007, we acquired $27.8 million of transportation vehicles and other assets, which primarily relate to Alderwoods operations, using capital leases.
11. Retirement Plans
     The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Interest cost on projected benefit obligation	$860	$1,973	$5,026	$5,919
Actual loss (return) on plan assets	323	(1,556)	(1,612)	(4,183)
Amortization of prior service cost	46	45	138	137
Plan dissolution and other	5,089	—	5,089	—

	$6,318	$462	$8,641	$1,873

     During the third quarter of 2007, we initiated the dissolution of our SCI Cash Balance Plan by making distributions out of plan assets of $51.6 million. These distributions reduced both Plan assets and the accumulated benefit obligation. In connection with this dissolution process, we recognized $5.1 million in non-cash charges.
12. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three and nine months ended September 30, 2007:

	Three months ended	Nine months ended
Assumptions	September 30, 2007	September 30, 2007
Dividend yield	1.4%	1.4%
Expected volatility	39.1%	38.9%
Risk-free interest rate	5.0%	4.8%
Expected holding period	6.0 years	5.9 years
Stock Options
     The following table sets forth stock option activity for the nine months ended September 30, 2007:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2006	22,531,316	$7.79
Granted	2,234,900	10.86
Exercised	(3,519,147)	5.69
Expired	(3,465,034)	17.92

Outstanding at September 30, 2007	17,782,035	$6.61

Exercisable at September 30, 2007	14,181,578	$5.83

Restricted Shares
     Restricted share activity for the nine months ended September 30, 2007 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2006	795,176	$7.50
Granted	313,800	10.73
Vested	(404,480)	7.29

Nonvested restricted shares at September 30, 2007	704,496	$9.08

13. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign			Accumulated
	currency	Pension	Unrealized	other
	translation	related	gains and	comprehensive
	adjustment	adjustments	losses	income
	(In thousands)
Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298
Activity in 2007	84,909	380	3,731	89,020
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(33,481)	(33,481)
Reclassification of unrealized loss activity attributable to the non-controlling interest holders	—	—	33,481	33,481

Balance at September 30, 2007	$161,561	$(243)	$—	$161,318

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income. The activity in 2007 for unrealized gains and losses includes $5.7 million of unrealized losses on investment securities through the date of sale and the reclassification adjustments for investment losses realized in discontinued operations upon the sale of Mayflower Insurance Company. Income taxes are generally not provided for foreign currency translation.
     The components of Comprehensive income are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income:
Net income	$28,170	$3,365	$80,930	$55,741
Total other comprehensive income (loss)	47,424	(1,232)	89,020	9,729

Comprehensive income	$75,594	$2,133	$169,950	$65,470

Cash Dividends
     On August 8, 2007, our Board of Directors approved a cash dividend of $.03 per common share. At September 30, 2007, this dividend totaling $8.6 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was subsequently paid on October 31, 2007.
Share Repurchase Program
     Subject to market conditions and normal trading and bank covenant restrictions, we make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In August, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $200 million to repurchase our common stock. In the nine months ended September 30, 2007, we repurchased 16,855,762 shares of common stock at an aggregate cost of $211.8 million and an average cost per share of $12.56. After these events, the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $189.0 million.
     Subsequent to September 30, 2007, we repurchased an additional 5,867,800 shares of common stock at an aggregate cost of $79.4 million including commissions (average cost per share of $13.54). After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $109.5 million.
14. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Foreign.

     Alderwoods operating results are included in our 2007 results. Please refer to Note 5 for pro forma presentations related to the Alderwoods acquisition for 2006.
     Foreign operations consists of our operations in Canada and Germany. Results from our funeral business in Singapore, which was sold in the fourth quarter of 2006, are reflected as discontinued operations. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(In thousands)
Revenues from external customers:
Three months ended September 30,
2007	$355,738	$183,596	$539,334
2006	$263,935	$136,454	$400,389
Nine months ended September 30,
2007	$1,154,468	$557,913	$1,712,381
2006	$846,811	$426,979	$1,273,790
Gross profit:
Three months ended September 30,
2007	$63,587	$38,933	$102,520
2006	$53,608	$19,440	$73,048
Nine months ended September 30,
2007	$236,522	$110,513	$347,035
2006	$173,572	$72,358	$245,930
Depreciation and amortization:
Three months ended September 30,
2007	$24,287	$5,451	$29,738
2006	$17,068	$4,365	$21,433
Nine months ended September 30,
2007	$74,655	$17,215	$91,870
2006	$49,732	$13,177	$62,909
Amortization of cemetery property:
Three months ended September 30,
2007	$—	$7,183	$7,183
2006	$—	$5,846	$5,846
Nine months ended September 30,
2007	$—	$24,983	$24,983
2006	$—	$18,589	$18,589
Capital expenditures:
Nine months ended September 30,
2007	$39,461	$60,769	$100,230
2006	$23,224	$35,384	$58,608
     The following table reconciles certain reportable segment amounts to corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
Depreciation and amortization:
Three months ended September 30,
2007	$29,738	$2,694	$32,432
2006	$21,433	$2,498	$23,931
Nine months ended September 30,
2007	$91,870	$7,438	$99,308
2006	$62,909	$6,692	$69,601
Capital expenditures
Nine months ended September 30,
2007	$100,230	$13,377	$113,607
2006	$58,608	$4,591	$63,199

     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Gross profit from reportable segments	$102,520	$73,048	$347,035	$245,930
General and administrative expenses	(32,074)	(20,956)	(97,754)	(63,885)
Gains (losses) on dispositions and impairment charges, net	4,886	(30,750)	6,949	(38,141)

Operating income	75,332	21,342	256,230	143,904
Interest expense	(38,090)	(33,330)	(111,852)	(86,667)
Loss on early extinguishment of debt	—	—	(14,480)	—
Interest income	4,254	8,259	8,324	21,022
Equity in earnings of unconsolidated subsidiaries	2,460	1,214	8,730	1,351
Other (expense) income, net	(1,049)	10,118	(3,981)	11,176

Income from continuing operations before income taxes	$42,907	$7,603	$142,971	$90,786

     Our geographic area information is as follows:

	United
	States	Foreign	Total
	(In thousands)
Revenues from external customers:
Three months ended September 30,
2007	$482,441	$56,893	$539,334
2006	$372,886	$27,503	$400,389
Nine months ended September 30,
2007	$1,563,329	$149,052	$1,712,381
2006	$1,186,416	$87,374	$1,273,790
Gains (losses) on dispositions and impairment charges, net:
Three months ended September 30,
2007	$4,282	$604	$4,886
2006	$(30,754)	$4	$(30,750)
Nine months ended September 30,
2007	$6,858	$91	$6,949
2006	$(36,586)	$(1,555)	$(38,141)
Operating income:
Three months ended September 30,
2007	$63,069	$12,263	$75,332
2006	$16,151	$5,191	$21,342
Nine months ended September 30,
2007	$238,679	$17,551	$256,230
2006	$128,672	$15,232	$143,904
Depreciation and amortization:
Three months ended September 30,
2007	$29,247	$3,185	$32,432
2006	$22,276	$1,655	$23,931
Nine months ended September 30,
2007	$88,500	$10,808	$99,308
2006	$64,657	$4,944	$69,601
Amortization of cemetery property:
Three months ended September 30,
2007	$5,402	$1,781	$7,183
2006	$5,352	$494	$5,846
Nine months ended September 30,
2007	$22,231	$2,752	$24,983
2006	$16,937	$1,652	$18,589

     Depreciation expense related to property, plant, and equipment totaled $28.6 million and $88.0 million for the three and nine months ended September 30, 2007, respectively, and $20.9 million and $60.3 million for the three and nine months ended September 30, 2006, respectively.
15. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Merchandise revenues:
Funeral	$117,234	$90,751	$391,165	$315,373
Cemetery	126,606	90,715	374,836	277,491

Total merchandise revenues	243,840	181,466	766,001	592,864
Services revenues:
Funeral	224,367	163,817	726,526	502,273
Cemetery	48,686	39,516	158,146	127,262

Total services revenues	273,053	203,333	884,672	629,535

Other revenues	22,441	15,590	61,708	51,391

Total revenues	$539,334	$400,389	$1,712,381	$1,273,790

Merchandise costs and expenses:
Funeral	$58,740	$42,469	$194,689	$147,187
Cemetery	49,206	37,717	151,206	116,674

Total cost of merchandise	107,946	80,186	345,895	263,861
Services costs and expenses:
Funeral	116,464	79,371	357,710	258,170
Cemetery	27,600	23,546	84,782	71,159

Total cost of services	144,064	102,917	442,492	329,329

Overhead and other expenses	184,804	144,238	576,959	434,670

Total costs and expenses	$436,814	$327,341	$1,365,346	$1,027,860

16. Commitments and Contingencies
Representations and Warranties
     As of September 30, 2007, we have contingent obligations of $30.3 million resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $7.3 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.
     In March 2004, we disposed of our funeral operations in France to a newly formed, third party company. As a result of this sale, we recognized $35.8 million of contractual obligations related to representations, warranties, and other indemnifications. During the first nine months of 2007, we paid $0.2 million to settle certain tax and litigation matters. The remaining obligation of $23.5 million at September 30, 2007 represents the following:

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value as of
	Obligation	Time Limit	Payments	September 30, 2007
	(In thousands)			(In thousands)
Tax reserve liability	$18,610	December 31, 2007	€ 30 million	10,000
Litigation provision	7,765	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,122
Employee litigation provision	6,512	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	6,512
VAT taxes	3,882	One month after expiration of the statutory period of limitations	(1)	3,882
Other	3,381	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	3,381

Total	$40,150			$27,897
Less: Deductible of majority equity owner	(4,382)			(4,382)

	$35,768			$23,515

(1)	The potential maximum exposure for these two items combined is €20.0 million or $28.5 million at September 30, 2007.

(2)	The potential maximum exposure for these two items combined is €40.0 million or $57.0 million at September 30, 2007.
     Subsequent to September 2007, we sold our remaining interest in our French operations. This sale does not substantially change our remaining obligations. For additional information on the disposition, see Note 18.
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
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5,

2005, and named a subsidiary of SCI as a defendant. An amended complaint was filed on May 31, 2006. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court dismissed plaintiffs’ class action allegations on two occasions; however, the dismissals were without prejudice. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
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

     In the certification appeal, the court of appeals issued an opinion holding that the plaintiffs do not have a private right of action for monetary damages under the relevant regulations and statutes. The opinion concludes that the plaintiffs do not have standing to assert their claims for monetary damages on behalf of themselves or the class. The court of appeals therefore reversed the trial court’s order certifying a class, rendered judgment against the plaintiffs on their claims for damages, and remanded the remaining general individual claims for injunctive relief back to the trial court (without opining on the merits of those claims) for further handling consistent with the court’s opinion. Plaintiffs filed a motion for rehearing on August 11, 2006. On January 11, 2007, in response to the motion, the court of appeals issued a substitute opinion in which the court revised a portion of its discussion but reached the same result on certification (i.e., the class was decertified). Plaintiffs’ second motion for rehearing was denied by the court of appeals on March 7, 2007. On March 20, 2007, plaintiffs filed a petition for review in the Supreme Court of Texas. The Court requested a response which we filed on August 21, 2007. On September 28, 2007 the Court denied plaintiffs’ petition for review.
     In the mandamus proceeding, the court of appeals denied the mandamus petition in January 2006, and denied rehearing on March 15, 2006. We filed a petition for writ of mandamus in the Supreme Court of Texas, which on September 11, 2006 requested full briefing on the merits. We filed our brief on the merits on November 10, 2006; plaintiffs filed their brief on the merits on November 30, 2006; and we filed our reply on the merits on December 15, 2006. On October 12, 2007, the Supreme Court of Texas granted our mandamus request and directed the trial court to vacate its sanction orders.
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
     Richard Sanchez et al v. Alderwoods Group, Inc. et al was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs, and unspecified “injunctive and declaratory relief.” This case is substantially similar to the Baudino Lawsuit, and we expect that the outcome of this case will be governed by the law applied in the Baudino Lawsuit.
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
     Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; In the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc., employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. The court has conditionally certified a class of claims as to certain job positions for Alderwoods employees and denied without prejudice plaintiffs’ request for certification of claims against SCI. Plaintiffs have filed an amended complaint in an effort to make a class claim against SCI.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$28,845	$2,806	$76,471	$54,940
(Loss) income from discontinued operations, net of tax	(675)	559	4,459	801

Net income	$28,170	$3,365	$80,930	$55,741
Denominator:
Weighted average shares — basic	284,511	291,662	289,437	293,117
Stock options	4,866	4,064	5,188	4,079
Restricted stock	220	192	223	157

Weighted average shares — diluted	289,597	295,918	294,848	297,353

Income from continuing operations per share:
Basic	$.10	$.01	$.26	$.19
Diluted	$.10	$.01	$.26	$.19

Income from discontinued operations per share, net of tax:
Basic	$—	$—	$.02	$—
Diluted	$—	$—	$.01	$—

Net income per share:
Basic	$.10	$.01	$.28	$.19
Diluted	$.10	$.01	$.27	$.19

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Antidilutive options	200	7,063	198	6,847
Antidilutive convertible debentures	305	627	309	640

Total common stock equivalents excluded from computation	505	7,690	507	7,487

18. Divestiture-Related Activities
     As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on dispositions and impairment charges, net.
     Gains (losses) on dispositions and impairment charges, net consists of the following for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Gains (losses) on dispositions, net	$6,069	$(18,344)	$27,275	$(22,034)
Impairment losses on assets held for sale	(1,183)	(12,406)	(20,326)	(16,107)

	$4,886	$(30,750)	$6,949	$(38,141)

     In connection with the acquisition of Alderwoods, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC has required us to divest as a result of the acquisition. In the first nine months of 2007, we divested 52 of these properties. We have divested the remaining three properties in the fourth quarter of 2007.
Assets Held for Sale
     In addition, we have committed to a plan to sell certain other operating properties. As a result, these properties, along with the remainder of those FTC-mandated properties that were sold in October, have been classified as assets held for sale in our September 30, 2007 and December 31, 2006 consolidated balance sheets.
     Net assets held for sale were as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Assets:
Current assets	$5,404	$6,330
Preneed funeral receivables and trust investments	31,872	56,968
Preneed cemetery receivables and trust investments	137,580	107,796
Cemetery property	44,402	65,448
Property and equipment, at cost (net)	47,769	23,829
Deferred charges and other assets	18,716	13,914
Goodwill	2,444	27,127
Cemetery perpetual care trust investments	67,283	54,229

Total assets	355,470	355,641

Liabilities:
Accounts payable and accrued liabilities	199	419
Deferred preneed funeral revenues	36,270	66,841
Deferred preneed cemetery revenues	164,811	117,604
Other liabilities	1,684	1,126
Non-controlling interest in perpetual care trusts	67,283	54,229

Total liabilities	270,247	240,219

Net assets held for sale	$85,223	$115,422

Equity Investment
     Subsequent to September 2007, we sold our 25% equity interest in our French operations for 12.0 million euros, or $17.0 million. In connection with this sale, we received 101.5 million euros, or $144.0 million, in cash from the redemption of the remainder of our convertible preferred equity certificates which were received in connection with the original disposition of our operations in France in March 2004. In addition, 10 million euros, or approximately $14.1 million, related to the redemption were deposited into a euro-denominated escrow account.
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
Discontinued Operations
     In July 2007, we completed the sale of our Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, to Assurant Inc. for proceeds of approximately $67.5 million. We recognized a $1.5 million gain related to this business in the third quarter of 2007. The operations of this subsidiary are presented as discontinued operations in our condensed consolidated statement of operations.
     During the fourth quarter of 2006, we divested our funeral operations in Singapore. During the third quarter of 2005, we also divested our cemetery operations in Chile. Accordingly, the operations in these countries are classified as discontinued operations for all periods presented.
     The results of our discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$—	$1,414	$42,626	$4,208
Gain on disposition	1,548	—	1,548	—
Costs and other expenses	—	(1,056)	(36,448)	(3,525)
Other income	—	—	916	—

Income from discontinued operations before income taxes	1,548	358	8,642	683
(Provision) benefit for income taxes	(2,223)	201	(4,183)	118

Income from discontinued operations	$(675)	$559	$4,459	$801

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
     We currently have approximately $109.5 million authorized to repurchase our common stock, subject to bank covenant restrictions. Our financial stability is further enhanced by our $6.4 billion backlog of future revenues at September 30, 2007, which is the result of preneed funeral and cemetery sales. We have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
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
     In connection with our acquisition of Alderwoods, we agreed to sell certain properties pursuant to an agreement with the staff of the Federal Trade Commission (FTC). In addition, we have committed to a plan to sell certain other operating properties. In the first nine months of 2007, we generated $234.4 million of proceeds from divestitures of these properties, which included 52 FTC-mandated properties. In addition, we sold Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, for $67.5 million in the third quarter of 2007. Additionally, in the fourth quarter of 2007, we sold our 25% equity interest in French operations, for $12.0 million euros, or $17.0 million. In connection with this sale, we received 101.5 million euros, or $144.0 million, in cash from the redemption of the remainder of our convertible preferred equity certificates which were received in connection with the original disposition of our operations in France in March 2004. In addition, 10 million euros, or approximately $14.1 million, related to the redemption were deposited into a euro-denominated escrow account.
     At September 30, 2007, our current liabilities exceeded our current assets as a result of using $608 million of available cash in the Alderwoods transaction as well as our decision to prepay $50 million of our Series A Senior Notes due November 2011 in October 2007, pursuant to a contractual commitment we entered into prior to September 30, 2007. We believe our future operating cash flows and available capacity under our credit facility will be adequate to meet our working capital requirement.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the nine months ended September 30, 2007 and 2006 are as follows:
     Operating Activities — Cash flows from operating activities in the first nine months of 2007 were $328.6 million compared to $265.3 million in the first nine months of 2006. Included in the first nine months of 2007 are one-time transition costs of $24.7 million related to the Alderwoods acquisition and integration and $11.4 million of premiums paid on the early extinguishment of debt. In the first nine months of 2007, the receipt of $26.1 million in trust proceeds arising from our recent reconciliations of the preneed funeral and cemetery backlogs of Alderwoods and $31.5 million from our internal working capital improvement initiatives were essentially offset by other working capital declines. These declines included $20.7 million in additional interest payments resulting from increased borrowings to finance the Alderwoods acquisition, $17.2 million in additional cash tax payments and a $12.7 million decline in cash interest received. In addition, cash flows in the first nine months of 2006 were positively impacted by the receipt of $7.9 million of endowment care trust fund income. After taking into account the above items, the remaining increase in cash flows from operating activities in the first nine months of 2007 was primarily driven by operating cash flows generated as a result of adding the Alderwoods locations to our company.
     Investing Activities — Cash flows from investing activities increased $189.9 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to a $259.5 million increase in proceeds from sales of businesses in North America. In the first quarter of 2006, we sold the 280,952 StoneMor Partners LP units received in the fourth quarter of 2005 related to the disposition of assets. The proceeds from the sale of these units totaled $5.9 million. Offsetting these proceeds, our capital expenditures increased $50.4 million in the first nine months of 2007 compared to the same period of 2006, primarily due to additional capital expenditures related to the acquired Alderwoods locations.
     Financing Activities — Cash used in financing activities increased $194.2 million in the first nine months of 2007 compared to the same period in 2006 primarily due to the early extinguishment of debt and an increase in share repurchases partially offset by proceeds from the issuance of long term debt and a decrease in scheduled debt payments.
     Proceeds from long-term debt (net of issuance costs) were $392.6 million in 2007 due to the issuance of $200.0 million of senior unsecured 6.75% notes due in 2015 and $200.0 million of senior unsecured 7.50% notes due in 2027.
     Payments of debt in 2007 were $447.6 million due to the acceptance of the tender of $149.8 million of our 6.50% senior notes due 2008, and $173.8 million of our 7.70% senior notes due 2009, a $100.0 million repayment of our term loan, $3.0 million in scheduled debt payments, and $22.1 million in payments on capital leases. The $30.3 million in debt payments in 2006 were related to $14.3 million in scheduled debt payments and $16.0 million in payments on capital leases.
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
     Our known future cash payments (on an undiscounted basis) are consistent with those reported in our Annual Report on Form 10-K except for those detailed in the following table:

		Expiration by Period
Contractual, Commercial, and Contingent Obligations	Remainder of 2007	2008-2009	2010-2011	Thereafter	Total
		(Dollars in millions)
Long-term debt maturities (1)	$83.3	$147.0	$227.7	$1,478.3	$1,936.3
Interest obligation on long-term debt	60.3	255.8	240.8	675.9	1,232.8

Total	$143.6	$402.8	$468.5	$2,154.2	$3,169.1

(1)	During 2007, we repaid $100.0 million of our term loan and purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. In addition, in April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. See more discussion on our debt instruments in note 10 to the condensed consolidated financial statements contained in this Form 10-Q.

Financial Assurances
     In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities that are not backed by trust investments. The obligations underlying these surety bonds are recorded on the condensed consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, are described below.

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Preneed funeral	$134.9	$137.0
Preneed cemetery:
Merchandise and services	143.7	162.0
Pre-construction	6.4	8.6

Bonds supporting preneed funeral and cemetery obligations	285.0	307.6

Bonds supporting preneed business permits	5.3	3.6
Other bonds	14.5	12.4

Total surety bonds outstanding	$304.8	$323.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2007 and 2006, we had $9.3 million and $12.4 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2007 and 2006, we had $29.9 million and $40.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at September 30, 2007 and December 31, 2006.
     The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2007 and 2006.

	North America
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$38.0	$31.0	$112.8	$95.6

Sales production (number of contracts)	7,282	6,885	23,429	22,126

Maturities	$47.5	$35.5	$150.9	$122.3

Maturities (number of contracts)	10,431	8,691	35,712	28,985

Cemetery:
Sales production:
Preneed	$96.0	$72.6	$299.5	$233.5
Atneed	73.5	53.3	218.1	164.3

Total sales production	$169.5	$125.9	$517.6	$397.8

Sales production deferred to backlog:
Preneed	$42.6	$34.9	$134.3	$114.6
Atneed	47.8	39.1	156.8	121.8

Total sales production deferred to backlog	$90.4	$74.0	$291.1	$236.4

Revenue recognized from backlog:
Preneed	$44.3	$34.3	$124.6	$95.4
Atneed	49.5	38.5	154.4	119.2

Total revenue recognized from backlog	$93.8	$72.8	$279.0	$214.6

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
     The table below details the North America results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2007 and 2006, and the number of contracts associated with those transactions.

	North America
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Preneed funeral insurance-funded(1):
Sales production	$73.5	$48.4	$223.0	$144.5

Sales production (number of contracts)	12,828	9,139	39,170	27,868

General agency revenue	$14.2	$8.0	$36.8	$24.6

Maturities	$56.7	$44.0	$186.3	$140.0

Maturities (number of contracts)	11,281	8,812	39,341	29,001

(1)	Amounts are not included in the condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at September 30, 2007 and December 31, 2006. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which is not included in our condensed consolidated balance sheet) at September 30, 2007 and December 31, 2006. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	North America
	September 30, 2007		December 31, 2006
	Market	Cost	Market	Cost
	(Dollars in billions)
Backlog of trust-funded deferred preneed funeral revenues	$1.63	$1.60	$1.66	$1.62
Backlog of insurance-funded preneed funeral revenues	$2.98	$2.98	$2.98	$2.98

Total backlog of preneed funeral revenues	$4.61	$4.58	$4.64	$4.60

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.40	$1.37	$1.45	$1.41
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$2.98	$2.98	$2.98	$2.98

Total assets associated with backlog of preneed funeral revenues	$4.38	$4.35	$4.43	$4.39

Backlog of deferred cemetery revenues	$1.81	$1.75	$1.85	$1.78

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.30	$1.25	$1.36	$1.30

     The market value of funeral and cemetery trust investments was based primarily on quoted market prices at September 30, 2007 and December 31, 2006. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.
Results of Operations — Three Months Ended September 30, 2007 and 2006
Management Summary
     Key highlights in the third quarter of 2007 were as follows:
•	a 2.8% increase in consolidated North America average revenue per funeral service compared to the third quarter of 2006;

•	North America funeral services performed increased 16,177, or 31.0%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of locations acquired in the Alderwoods transaction; and

•	comparable cemetery revenues increased $13.9 million in the third quarter of 2007 compared to the prior year due to increases associated with constructed cemetery property.
Results of Operations
     In the third quarter of 2007, we reported net income of $28.1 million ($.10 per diluted share) compared to net income in the third quarter of 2006 of $3.3 million ($.01 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales and other non-recurring income taxes of $22.2 million in the third quarter of 2006 and

•	an after-tax gain on asset sales of $5.1 million in the third quarter of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2007 and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2006 and ending September 30, 2007. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended September 30, 2007	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$353.8	$97.6	$3.7	$252.5
Cemetery revenue	183.6	39.6	(0.1)	144.1

	537.4	137.2	3.6	396.6
Germany
Funeral revenue	1.9	—	—	1.9

Total revenues	$539.3	$137.2	$3.6	$398.5

North America
Funeral gross profits	$63.4	$18.8	$(1.8)	$46.4
Cemetery gross profits	38.9	6.5	(0.8)	33.2

	102.3	25.3	(2.6)	79.6

Germany
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$102.5	$25.3	$(2.6)	$79.8

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended September 30, 2006	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$262.3	$0.8	$11.0	$250.5
Cemetery revenue	136.5	0.6	5.7	130.2

	398.8	1.4	16.7	380.7

Germany
Funeral revenue	1.6	—	—	1.6

Total revenues	$400.4	$1.4	$16.7	$382.3

North America
Funeral gross profits	$53.5	$0.1	$0.5	$52.9
Cemetery gross profits	19.5	0.1	(0.3)	19.7

	73.0	0.2	0.2	72.6

Germany
Funeral gross profits	—	—	—	—

Total gross profits	$73.0	$0.2	$0.2	$72.6

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service in North America for the three months ended September 30, 2007 and 2006. We calculate average revenue per funeral service by dividing consolidated North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary, by the number of funeral services performed in North America during the period.

	Three months ended September 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
North America funeral revenue	$353.8	$262.3
Less: GA revenues	14.1	9.5
Kenyon revenues	0.8	0.9

Adjusted North America funeral revenue	$338.9	$251.9

North America funeral services performed	68,356	52,179
North America average revenue per funeral service	$4,959	$4,826
     The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the three months ended September 30, 2007 and 2006. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period.

	Three months ended September 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
Comparable North America funeral revenue	$252.5	$250.5
Less: GA revenues and other	10.8	9.1
Kenyon revenues	0.8	0.9

Adjusted comparable North America funeral revenue	$240.9	$240.5

Comparable North America funeral services performed	47,713	49,418
Comparable North America average revenue per funeral service	$5,051	$4,864
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $355.7 million in the three months ended September 30, 2007 compared to $263.9 million in the same period of 2006. The increase is primarily a result of the addition of Alderwoods and other operations, which contributed an additional $96.8 million in funeral revenues in the third quarter of 2007. This increase was partially offset by planned divestitures, which contributed an incremental $7.3 million of revenue in the third quarter of 2006. Comparable funeral revenues were up $2.3 million, or 0.9%, compared to the third quarter of 2006.
Funeral Services Volume
     Our consolidated funeral services volume increased 16,177, or 31.0%, in the third quarter of 2007 compared to the same period in 2006. This increase includes 20,371 funeral services performed by locations acquired in the Alderwoods transaction. This increase was partially offset by a decrease from divested locations of 2,489 funeral services. Additionally, our comparable funeral services performed decreased 1,705, or 3.5%, which we partially attribute to a decrease in the number of deaths in the markets in which we operate. We have also experienced an expected loss of market share in highly discounted, low-service cremation funeral services due to our decision to exit certain cremation businesses and in keeping with our customer segmentation strategy, which directs our resources and focus to more profitable customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other customer segments as we continue to employ our strategy. Our comparable cremation rate of 41.7% in the three months ended September 30, 2007 was consistent with the 41.6% rate for the same period in 2006. We have seen a stabilization in our cremation rate despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.

Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $133, or 2.8%, in the three months ended September 30, 2007 over the same period of 2006. Our comparable average revenue per funeral service (which excludes the Alderwoods locations) increased 3.8%, or $187 per funeral service, reflecting the continued benefits from our strategic pricing initiative. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services which our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. Our strategic pricing initiative was commenced at a limited number of former Alderwoods locations in the first nine months of 2007 and will continue to expand to other former Alderwoods locations in the fourth quarter of 2007. We expect our average revenue per funeral service to continue to improve as we continue to expand this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $10.1 million in the third quarter of 2007 compared to the third quarter of 2006 primarily due to gross profit contributed from former Alderwoods operations. The consolidated gross margin percentage decreased to 17.9% from 20.3% due primarily to Alderwoods operations that historically have had lower gross profit margins. In addition, we divested locations that contributed an incremental $2.3 million of gross profit in the third quarter of 2006 compared to the third quarter of 2007. Gross profit from our comparable funeral locations decreased $6.3 million, or 11.9%. Soft comparable revenue growth was not adequate to cover inflationary cost increases. Additionally, our corporate and field office overhead includes costs related to the addition of Alderwoods’ funeral homes and cemeteries. We cannot separately identify and allocate these additional overhead costs and therefore they negatively impact our gross profit and gross margin percentage for 2007 on a comparable basis.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $47.1 million, or 34.5%, in the third quarter of 2007 compared to the third quarter of 2006, reflecting a $39.0 million revenue contribution from operations acquired from Alderwoods. This increase was partially offset by a $5.8 million decline in revenue from divested locations. Our comparable cemetery revenues of $144.1 million in the third quarter of 2007 increased $13.9 million, or 10.7% compared to the same period of 2006, due to increases associated with constructed cemetery property and increased trust fund income in the third quarter of 2007.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $19.4 million, or 99.5%, in the third quarter of 2007 compared to the third quarter of 2006 reflecting the addition of gross profit from former Alderwoods locations. Our comparable cemetery gross profit increased $13.5 million, or 68.5%, in the third quarter of 2007 compared to the third quarter of 2006 and our comparable cemetery gross margin percentage increased to 23.0% compared to 15.1% in the same period of 2006 driven by the revenue growth described above coupled with effective cost management.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $32.1 million in the third quarter of 2007 compared to $21.0 million in the third quarter of 2006. General and administrative costs increased $11.1 million primarily due to $5.1 million of non-cash costs incurred in connection with the dissolution of our SCI Cash Balance Defined Benefit Plan and $3.3 million of one-time transition and other expenses, including severance, related to the acquisition of Alderwoods.

Gains (Losses) on Dispositions and Impairment Charges, Net
     In the third quarter of 2007, we recognized a $4.9 million net pretax gain on asset divestitures. This gain was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada and gains on dispositions of real estate.
     In the third quarter of 2006, we recognized a $30.8 million net pretax loss from impairments and asset divestitures primarily associated with underperforming funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense increased to $38.1 million in the third quarter of 2007, compared to $33.3 million in the third quarter of 2006 as a result of increased borrowings to finance the Alderwoods acquisition.
Interest Income
     Interest income of $4.3 million in the third quarter of 2007 represents a $4.0 million decrease from the third quarter of 2006, as expected due to decreases in our average cash balance.
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our equity investment in operations in France was $2.5 million for the third quarter of 2007 and $1.2 million for the third quarter of 2006. The increase was a result of AKH Luxco’s restructuring of capital and debt instruments in 2006.
Other (Expense) Income, Net
     Other (expense) income, net was a $1.0 million expense in the third quarter of 2007, compared to $10.1 million in income in the third quarter of 2006 primarily due to investment income of $10.9 million, which was received and recognized in the third quarter of 2006 from the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004.
(Provision) Benefit for Income Taxes
     The consolidated effective tax rate in the third quarter of 2007 resulted in a provision of 32.8%, compared to a provision of 63.1% in the third quarter of 2006. The lower effective tax rate for the three months ended September 30, 2007 was positively impacted by a net decrease in our liability for uncertain tax positions, a favorable adjustment for tax returns filed, and state tax law changes.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 289.6 million in the third quarter of 2007, compared to 295.9 million in the third quarter of 2006, reflecting our share repurchase program.

Results of Operations — Nine Months Ended September 30, 2007 and 2006
     Management Summary
     Key highlights in the first nine months of 2007 were as follows:
•	an improvement in the first nine months of 2007 gross margin percentage to 20.3% from 19.3% in the first nine months of 2006;

•	a 2.8% increase in consolidated North America average revenue per funeral service compared to the first nine months of 2006;

•	North America funeral services performed increased 57,109, or 33.2%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of locations acquired in the Alderwoods transaction; and

•	Comparable cremation rates were 41.7% in the first nine months of 2007 and 41.8% in the first nine months of 2006 reflecting our strategic pricing initiative and improved discounting policies, which have resulted in a decline in highly-discounted, low-service cremation funeral services.
Results of Operations
     In the first nine months of 2007, we reported net income of $80.9 million ($.27 per diluted share) compared to net income in the same period of 2006 of $55.7 million ($.19 per diluted share). These results were impacted by certain items that decreased earnings, including:
•	net after-tax losses on asset sales and other non-recurring income taxes of $13.2 million and $28.9 million in the first nine months of 2007 and 2006, respectively;

•	after-tax losses from the early extinguishment of debt of $8.4 million in the first nine months of 2007;

•	after-tax one-time transition and other expenses related to our recent Alderwoods acquisition of $11.6 million in the first nine months of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2007 and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2006 and ending September 30, 2007. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results specifically exclude any impact from the Alderwoods acquisition.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Nine months ended September 30, 2007	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$1,149.4	$306.1	$40.5	$802.8
Cemetery revenue	557.9	130.6	8.0	419.3

	1,707.3	436.7	48.5	1,222.1

Germany
Funeral revenue	5.1	—	—	5.1

Total revenues	$1,712.4	$436.7	$48.5	$1,227.2

North America
Funeral gross profits	$236.3	$67.4	$1.6	$167.3

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Nine months ended September 30, 2007	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
Cemetery gross profits	110.5	25.8	(1.8)	86.5

	346.8	93.2	(0.2)	253.8

Germany
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$347.0	$93.2	$(0.2)	$254.0

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Nine months ended September 30, 2006	Consolidated	New Construction	with Dispositions	Comparable
	(Dollars in millions)
North America
Funeral revenue	$842.0	$1.7	$44.0	$796.3
Cemetery revenue	427.0	1.2	18.8	407.0

	1,269.0	2.9	62.8	1,203.3

Germany
Funeral revenue	4.8	—	—	4.8

Total revenues	$1,273.8	$2.9	$62.8	$1,208.1

North America
Funeral gross profits	$173.1	$0.2	$4.5	$168.4
Cemetery gross profits	72.4	—	(1.4)	73.8

	245.5	0.2	3.1	242.2

Germany
Funeral gross profits	0.4	—	—	0.4

Total gross profits	$245.9	$0.2	$3.1	$242.6

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service in North America for the nine months ended September 30, 2007 and 2006. We calculate average revenue per funeral service by dividing consolidated North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary, by the number of funeral services performed in North America during the period.

	Nine months ended September 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
North America funeral revenue	$1,149.4	$842.0
Less: GA revenues	36.8	29.2
Kenyon revenues	3.6	2.9

Adjusted North America funeral revenue	$1,109.0	$809.9

North America funeral services performed	229,028	171,919
North America average revenue per funeral service	$4,842	$4,711
     The following table provides the data necessary to calculate our comparable average revenue per funeral service in North America for the nine months ended September 30, 2007 and 2006. We calculate average revenue per funeral service by dividing comparable North America funeral revenue, excluding General Agency (GA) revenues and revenues from our Kenyon subsidiary in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed in North America during the period.

	Nine months ended September 30,
	2007	2006
	(Dollars in millions, except average
	revenue per funeral service)
Comparable North America funeral revenue	$802.8	$796.3
Less: GA revenues and other	30.5	27.9
Kenyon revenues	3.6	2.9

Adjusted comparable North America funeral revenue	$768.7	$765.5

Comparable North America funeral services performed	154,351	161,211
Comparable North America average revenue per funeral service	$4,981	$4,748

Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $1,154.5 million in the nine months ended September 30, 2007 compared to $846.8 million in the same period of 2006. The increase is primarily a result of the addition of Alderwoods and other operations, which contributed an additional $304.4 million in funeral revenues in the first nine months of 2007. Alderwoods average revenue per funeral service for the first nine months of 2007 was approximately 2% above our expectations and Alderwoods funeral case volume was approximately 2% below our expectations, which we believe is generally consistent with death trends in North America in the first nine months of 2007. In addition, we divested locations that contributed $3.5 million of incremental revenue in the first nine months of 2006. Our comparable funeral revenues were up $6.8 million, or 0.8% compared to the first nine months of 2006.
Funeral Services Volume
     Our consolidated funeral services volume increased 57,109, or 33.2%, in the first nine months of 2007 compared to the same period in 2006. This increase includes 72,030 funeral services performed by locations acquired in the Alderwoods transaction. This increase was partially offset by a decrease from divested locations of 8,061 funeral services. Additionally, our comparable funeral services performed decreased 6,860, or 4.3%, which we attribute to certain local business decisions to exit unprofitable business relationships, primarily related to highly-discounted, low-service cremation funeral activities, and a decrease in the number of deaths in our markets in the first nine months of 2007. The local business decisions mentioned above were made based on our customer segmentation strategy, which focuses on more profitable opportunities with certain customer segments. We will continue to evaluate existing relationships and may ultimately choose to exit other markets as we continue to employ our strategy. Our comparable cremation rate of 41.7% in the nine months ended September 30, 2007 was down compared to 41.8% for the same period in 2006. We have seen a stabilization in our cremation rate despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $131, or 2.8%, in the nine months ended September 30, 2007 over the same period of 2006. Our comparable average revenue per funeral service (which excludes the Alderwoods locations) increased 4.9%, or $233 per funeral service, reflecting the continued benefits from our strategic pricing initiative at legacy locations. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentration on those services, which our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. Our strategic pricing initiative was commenced at a limited number of former Alderwoods locations in the first nine months of 2007 and will continue to expand to other former Alderwoods locations in the fourth quarter of 2007. We expect our average revenue per funeral service to continue to improve as we continue to expand this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $63.0 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to additional gross profit contributed from former Alderwoods and other operations of $67.2 million. We divested locations that contributed an incremental $2.9 million of gross profit in the first nine months of 2006 compared to the first nine months of 2007. The consolidated gross margin percentage of 20.5% was flat compared to the prior year. Gross profit from our comparable funeral locations decreased $1.3 million or 0.8%, and our gross margin percentage decreased to 20.7% from 21.1% in the first nine months of 2007 compared the same period of 2006. Comparable gross profits before allocation of corporate and field overhead costs increased $11.7 million, or 5.3%. Our corporate and field overhead includes costs related to the addition of Alderwoods’ funeral homes and cemeteries. We cannot separately identify and allocate these additional overhead costs and therefore they negatively impact our gross profit and gross margin percentage for 2007 on a comparable basis.

Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $130.9 million, or 30.7%, in the first nine months of 2007 compared to the first nine months of 2006, reflecting a $129.4 million increase from operations acquired from Alderwoods. This increase was partially offset by a $10.8 million decline in revenue from divested locations. Our comparable cemetery revenues rose $12.3 million, or 3.0% in the first nine months of 2007 compared to the same period of 2006, as increases associated with our constructed cemetery property and higher trust fund income were partially offset by the receipt and recognition of $7.9 million of endowment care trust fund income in the second quarter of 2006.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $38.1 million, or 52.6%, in the first nine months of 2007 compared to the first nine months of 2006 reflecting the addition of gross profit from former Alderwoods operations of $25.8 million, partially offset by divested locations with incremental gross profits in 2006 compared to 2007 of $0.4 million. Consolidated cemetery gross margin percentage grew to 19.8% in the first nine months of 2007 compared to 16.9% in the same period of 2006. Our comparable cemetery gross profit increased $12.7 million, or 17.2% in the first nine months of 2007 compared to the first nine months of 2006 as increases in revenue were offset by the receipt and recognition of $7.9 million of endowment care trust fund income in the first nine months of 2006. Comparable cemetery margin percentage was 20.6% in the first half of 2007 compared to 18.1% in the first half of 2006.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $97.8 million in the first nine months of 2007 compared to $63.9 million in the first nine months of 2006. General and administrative costs increased $33.9 million primarily due to $18.9 million of one-time transition expenses, including severance, related to the acquisition of Alderwoods. Additionally, salary expense increased $5.9 million as a result of Alderwoods corporate expenses that are expected to wind down throughout 2007 and $5.1 million of non-cash costs incurred in connection with the dissolution of our SCI Cash Balance Defined Benefit Plan.
Gains (Losses) on Dispositions and Impairment Charges, Net
     In the first nine months of 2007, we recognized a $6.9 million net pretax gain on asset divestitures. This gain was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada, and gains on dispositions of real estate.
     In the first nine months of 2006, we recognized a $38.1 million net pretax loss from impairments and asset divestitures primarily associated with underperforming funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense increased to $111.9 million in the first nine months of 2007, compared to $86.7 million in the first nine months of 2006 as a result of increased borrowings to finance the Alderwoods acquisition.
Interest Income
     Interest income of $8.3 million in the first nine months of 2007 represents a $12.7 million decrease from the first nine months of 2006, as expected due to decreases in our average cash balance.

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
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our equity investment in operations in France was $8.7 million for the first nine months of 2007 and $1.4 million for the first nine months of 2006. The increase was a result of AKH Luxco’s restructuring of capital and debt instruments in 2006.
Other (Expense) Income, Net
     Other (expense) income, net was a $4.0 million expense in the first nine months of 2007, compared to $11.2 million in income in the first nine months of 2006 primarily due to investment income of $10.9 million, which was received and recognized in the third quarter of 2006 from the redemption of convertible preferred equity certificates received in connection with the original disposition of our operations in France in March 2004.
(Provision) Benefit for Income Taxes
     The consolidated effective tax rate in the first nine months of 2007 resulted in a provision of 46.5%, compared to a provision of 39.5% in the same period of 2006. The effective tax rate for the nine months ended September 30, 2007 was negatively impacted by permanent differences between the book and tax bases of asset dispositions, state income taxes, and newly required interest and penalties accrued on uncertain tax positions.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 294.8 million in the first nine months of 2007, compared to 297.4 million in the same period of 2006, reflecting our share repurchase program.
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
Changes in Internal Control Over Financial Reporting
     On November 28, 2006, we completed our acquisition of Alderwoods. In connection with our integration of Alderwoods, we have made changes to our internal control over financial reporting that affect both Alderwoods and our legacy accounting systems and processes. Additionally, over the course of 2006 and 2007, we have outsourced certain of our accounting functions and implemented oversight controls related to these outsourced functions. As a result of the activities associated with these recent integration and outsourcing efforts, certain of our previously designed controls over financial reporting did not operate effectively in the third quarter of 2007, including controls related to: (i) the oversight and monitoring of our outsourced accounting functions and (ii) the completion and review of our balance sheet account reconciliations, including reconciliations related to certain trust accounts, cemetery properties, leases, divested properties, and income taxes.
     During the third quarter 2007, we implemented temporary control procedures to address the risk of material misstatement to our consolidated financial statements resulting from the identified control deficiencies described above. Such temporary control procedures included our assigning a dedicated team of personnel to review all account reconciliations, including reconciliations related to our outsourced accounting functions. Absent these temporary control procedures, our existing controls over the areas described above might not have operated at the level necessary to prevent or detect a material misstatement on a timely basis. These temporary control procedures will remain in place until management re-designs and places in operation effective control processes, including processes related to the monitoring of our outsourced accounting functions and the timely preparation and review of account reconciliations. The temporary control procedures implemented in the third quarter of 2007 represent significant changes to our internal control over financial reporting.
     The foregoing changes in controls will be incorporated into our Sarbanes-Oxley Section 404 annual assessment of internal control over financial reporting as of year end 2007. There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 16 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2006 other than those described below.
     Failure to maintain effective internal control over financial reporting could adversely affect our financial results, our operations and our stock price, and cause investors to lose confidence in the reliability of our financial statements.
     Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we identify any deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis, we would be unable to conclude, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, that our internal control over financial reporting is effective. In such event, our financial results, operations and stock price could be adversely affected, and investors could lose confidence in the reliability of our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 31, 2007, we issued 375 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     In August 2007, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $200 million to repurchase our common stock. As of September 30, 2007, the aggregate purchases pursuant to our share repurchase program totaled $575.0 million. As of September 30, 2007, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $189.0 million. Pursuant to the program, we repurchased shares of our common stock during the third quarter of 2007 as set forth in the table below.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
July 1, 2007 – July 31, 2007	1,647,400	12.68	1,647,400	76,232,084
August 1, 2007 – August 31, 2007	3,268,834	11.85	3,268,834	237,491,030
September 1, 2007 – September 30, 2007	3,913,720	12.40	3,913,720	188,955,685

	8,829,954		8,829,954
     Subsequent to September 30, 2007, we repurchased 5,867,800 shares of common stock at an aggregate cost of $79.4 million including commissions (average cost per share of $13.54). After these events, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $109.5 million.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Performance Unit Grant Award Agreement.
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

November 8, 2007	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the nine months ended September 30, 2007 and 2006.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Performance Unit Grant Award Agreement.