Form 10-Q
period 2008-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2008-05-09
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2008 was 261,140,138 (net of treasury shares).

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
Cemetery Perpetual Care or Endowment Care Fund — A trust fund used for the maintenance and upkeep of burial spaces within a cemetery in perpetuity.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2008	2007
Revenues	$573,451	$607,555
Costs and expenses	(435,854)	(466,572)

Gross profit	137,597	140,983
General and administrative expenses	(25,075)	(35,228)
Loss on divestitures and impairment charges, net	(12,046)	(7,680)
Other operating expense	(1,106)	—

Operating income	99,370	98,075
Interest expense	(34,069)	(37,597)
Loss on early extinguishment of debt	—	(2,358)
Equity in earnings of unconsolidated subsidiaries	—	711
Other income (expense), net	1,172	(617)

Income from continuing operations before income taxes	66,473	58,214
Provision for income taxes	(24,969)	(23,497)

Income from continuing operations	41,504	34,717
Income from discontinued operations (net of income tax provision of $0 and $737, respectively)	15	2,925

Net income	$41,519	$37,642

Basic earnings per share:
Income from continuing operations	$.16	$.12
Income from discontinued operations, net of tax	—	.01

Net income	$.16	$.13

Diluted earnings per share:
Income from continuing operations	$.16	$.12
Income from discontinued operations, net of tax	—	.01

Net income	$.16	$.13

Basic weighted average number of shares	260,805	293,096

Diluted weighted average number of shares	264,830	298,621

Dividends declared per share	$.04	$.03

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$132,475	$168,594
Receivables, net	104,434	113,793
Inventories	33,747	36,203
Deferred tax asset	73,182	73,182
Current assets held for sale	2,560	2,294
Other	31,881	27,261

Total current assets	378,279	421,327

Preneed funeral receivables and trust investments	1,355,025	1,434,403
Preneed cemetery receivables and trust investments	1,345,062	1,428,057
Cemetery property, at cost	1,452,443	1,451,666
Property and equipment, net	1,556,251	1,569,534
Non-current assets held for sale	123,318	122,626
Goodwill	1,226,524	1,198,153
Deferred charges and other assets	436,490	400,734
Cemetery perpetual care trust investments	874,688	905,744

	$8,748,080	$8,932,244

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$347,795	$343,392
Current maturities of long-term debt	38,558	36,594
Current liabilities held for sale	237	149
Income taxes	23	46,305

Total current liabilities	386,613	426,440

Long-term debt	1,840,398	1,820,106
Deferred preneed funeral revenues	571,805	526,668
Deferred preneed cemetery revenues	760,511	753,876
Deferred income taxes	139,024	140,623
Non-current liabilities held for sale	91,313	91,928
Other liabilities	381,324	383,642
Non-controlling interest in funeral and cemetery trusts	2,230,721	2,390,288
Non-controlling interest in cemetery perpetual care trusts	880,056	906,590
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 260,548,606 and 262,858,169, issued and outstanding (net of 4,971,900 and 1,961,300 treasury shares, at par)	260,549	262,858
Capital in excess of par value	1,847,057	1,874,600
Accumulated deficit	(771,775)	(797,965)
Accumulated other comprehensive income	130,484	152,590

Total stockholders’ equity	1,466,315	1,492,083

	$8,748,080	$8,932,244

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$41,519	$37,642
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(15)	(2,925)
Loss on early extinguishment of debt	—	2,358
Premiums paid on early extinguishment of debt	—	(650)
Depreciation and amortization	33,201	37,468
Amortization of cemetery property	7,385	8,213
Amortization of loan costs	995	2,114
Provision for doubtful accounts	1,948	3,562
Provision for deferred income taxes	19,231	13,728
Loss on divestitures and impairment charges, net	12,046	7,680
Share-based compensation	2,197	3,809
Excess tax benefits from share-based awards	(1,324)	(3,865)
Equity in earnings of unconsolidated subsidiaries	—	(711)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	581	(506)
(Increase) decrease in other assets	(7,719)	4,452
Decrease in payables and other liabilities	(80,877)	(11,489)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	10,760	12,352
Increase in deferred preneed funeral revenue	10,610	2,914
Decrease in funeral non-controlling interest	(16,927)	(13,495)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	16,110	13,916
Increase in deferred preneed cemetery revenue	2,591	6,550
Decrease in cemetery non-controlling interest	(5,980)	(7,405)
Other	12	173

Net cash provided by operating activities from continuing operations	46,344	115,885
Net cash provided by operating activities from discontinued operations	—	12,004

Net cash provided by operating activities	46,344	127,889
Cash flows from investing activities:
Capital expenditures	(29,240)	(26,238)
Proceeds from divestitures and sales of property and equipment	7,987	43,709
Acquisitions	(3,882)	(212)
Net deposits of restricted funds and other	(21,483)	(222)

Net cash (used in) provided by investing activities from continuing operations	(46,618)	17,037
Net cash provided by (used in) investing activities from discontinued operations	858	(6,582)

Net cash (used in) provided by investing activities	(45,760)	10,455

	Three months ended
	March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	69,000	—
Payments of debt	(46,179)	(516)
Principal payments on capital leases	(5,888)	(6,795)
Early extinguishment of debt	—	(100,000)
Purchase of Company common stock	(36,606)	—
Proceeds from exercise of stock options	1,335	5,889
Excess tax benefits from share-based awards	1,324	3,865
Payments of dividends	(10,585)	(8,801)
Bank overdrafts and other	(7,829)	6,764

Net cash used in financing activities from continuing operations	(35,428)	(99,594)
Net cash used in financing activities from discontinued operations	—	(706)

Net cash used in financing activities	(35,428)	(100,300)
Effect of foreign currency	(1,275)	169

Net (decrease) increase in cash and cash equivalents	(36,119)	38,213
Cash and cash equivalents at beginning of period	168,594	39,880

Cash and cash equivalents at end of period	$132,475	$78,093

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2007	262,858	$264,819	$(1,961)	$1,874,600	$(797,965)	$152,590	$1,492,083
Cumulative effect of accounting change					(3,265)		(3,265)
Net income					41,519		41,519
Dividends declared on common stock ($.04 per share)				(10,446)			(10,446)
Other comprehensive loss						(22,106)	(22,106)
Employee share-based compensation earned				2,197			2,197
Stock option exercises and other	412	412		923			1,335
Restricted stock awards, net of forfeitures	290	290		(290)			—
Tax benefit related to share-based awards				1,604			1,604
Purchase of Company stock	(3,011)		(3,011)	(21,531)	(12,064)		(36,606)

Balance at March 31, 2008	260,549	$265,521	$(4,972)	$1,847,057	$(771,775)	$130,484	$1,466,315

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
     Funeral service locations provide professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone and bronze memorials, markers, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.
     We divested 70% of Kenyon International Emergency Services (Kenyon), a company that specializes in providing disaster management services in mass fatality incidents, in the fourth quarter of 2007. Kenyon’s results are included in our funeral operations segment through the date of the sale. As part of the Alderwoods transaction, we acquired an insurance business that we sold in the third quarter of 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our condensed consolidated financial statements include the accounts of Service Corporation International and all wholly-owned subsidiaries. These statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, financial condition, or cash flows.
Use of Estimates in the Preparation of Financial Statements
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K for the year ended December 31, 2007. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. As a result, actual results could differ from these estimates.

3. Recently Issued Accounting Standards
Business Combinations
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for us for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects which are effective currently for prior business combinations. The impact of adopting SFAS 141(R) will be dependent on the future business combinations, if any, that we may pursue after its effective date.
Non-controlling Interests
     In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
Split-Dollar Life Insurance Agreements
     In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement. We adopted the provisions of EITF 06-10 effective January 1, 2008. As a result of our adoption, we recorded a $3.3 million cumulative-effect adjustment which increased our Accumulated deficit as of January 1, 2008.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The election is irrevocable, unless an event specified in SFAS 159 occurs that results in a new election date. We adopted the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 had no impact on our condensed consolidated financial statements as we have elected not to measure any additional financial instruments at fair value as of March 31, 2008.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1. “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FASP 157-1) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, ” Accounting for Leases” and its related accounting pronouncements that address leasing transactions. FSP 157-2 provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our financial assets and liabilities that are measured on a recurring basis at fair value, effective January 1, 2008. These financial assets are the investments of our funeral, cemetery, and cemetery perpetual care trusts. For additional disclosures required by SFAS 157 for these assets, see Notes 4 through 6 to our condensed consolidated financial statements.
     The provisions of SFAS 157 have not been applied to our non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement, for which we have not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, non-financial assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and non-financial assets and liabilities initially measured at fair value in a business combination under SFAS No. 141, “Business Combinations”.
4. Preneed Funeral Activities
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract obligations are performed. We deposited $20.9 million and $18.0 million into and withdrew $38.9 million and $35.0 million from the trusts during the three months ended March 31, 2008 and 2007, respectively. Cash flows from preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$824,838	$848,195
Cash and cash equivalents	124,211	194,728
Insurance-backed fixed income securities	210,687	201,258
Receivables from customers	229,010	225,905
Unearned finance charge	(5,830)	(5,961)

	1,382,916	1,464,125
Allowance for cancellation	(27,891)	(29,722)

Preneed funeral receivables and trust investments	$1,355,025	$1,434,403

     The cost and market values associated with funeral trust investments recorded at fair market value at March 31, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such funeral trust investments, in the aggregate, was 95% and 101% of the related cost basis of such investments as of March 31, 2008 and December 31, 2007, respectively.
     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds. If quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. These securities are corporate, foreign government, mortgage-backed, and asset-backed fixed income securities, United States (U.S.) Treasury securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recently available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157, we recorded a $3.5 million decrease in the fair value of our private equity investments held by the funeral trusts. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in Other income (expense), net in our condensed consolidated statement of operations. As a result of our most recent review at March 31, 2008, we recorded no impairment charges. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.

	March 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$78,560	$605	$(3,783)	$75,382
Foreign government	102,632	1,208	(160)	103,680
Corporate	18,641	331	(387)	18,585
Mortgage-backed	18,205	242	(1,550)	16,897
Asset-backed	33	—	—	33
Equity securities:
Preferred stock	1,393	16	(128)	1,281
Common stock	358,327	7,007	(32,104)	333,230
Mutual funds:
Equity	120,650	1,803	(11,321)	111,132
Fixed income	140,057	2,713	(9,537)	133,233
Private equity and other	42,984	3,415	(5,018)	41,381

Trust investments	$881,482	$17,340	$(63,988)	$834,834

Less: Assets associated with businesses held for sale				(9,996)

				$824,838

	December 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$79,430	$630	$(378)	$79,682
Foreign government	60,330	344	(440)	60,234
Corporate	14,937	206	(233)	14,910
Mortgage-backed	2,670	53	(17)	2,706
Asset-backed	33	—	—	33
Equity securities:
Preferred stock	1,581	36	(23)	1,594
Common stock	378,628	12,415	(6,131)	384,912
Mutual funds:
Equity	127,606	3,991	(2,246)	129,351
Fixed income	140,857	3,005	(1,612)	142,250
Private equity and other	43,820	2,815	(5,297)	41,338

Trust investments	$849,892	$23,495	$(16,377)	$857,010

Less: Assets associated with businesses held for sale				(8,815)

				$848,195

     The inputs into the fair value of our market-based funeral trust investments are categorized as follows:

March 31, 2008
	Quoted	Significant
	Market Prices	Other	Significant
	in Active	Observable	Unobservable	Fair Market
	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
(In thousands)
Trust investments	$577,595	$215,858	$41,381	$834,834
     The change in market-based funeral trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$37,865
Total realized and unrealized gains (losses) included in other comprehensive income (a)	3,639
Purchases, sales, contributions, and distributions, net	(123)

Fair market value, March 31, 2008	$41,381

(a)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.
     Maturity dates of the fixed income securities included in trust investments, at market, range from 2008 to 2038. Maturities of fixed income securities included in trust investments, at market, at March 31, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$111,408
Due in one to five years	45,516
Due in five to ten years	31,817
Thereafter	25,836

$214,577

     During the three months ended March 31, 2008, purchases and sales of available-for-sale securities included in trust investments were $135.3 million and $100.7 million, respectively. These sale transactions resulted in $20.8 million and $15.0 million of realized gains and realized losses, respectively, for the three months ended March 31, 2008. During the three months ended March 31, 2007, purchases and sales of available-for-sale securities included in trust investments were $227.4 million and $68.0 million, respectively. These sale transactions resulted in $9.5 million and $6.4 million of realized gains and realized losses, respectively, for the three months ended March 31, 2007.
     Earnings from all trust investments are recognized in current funeral revenues when the service is performed, merchandise is delivered, or upon cancellation of the funeral contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $11.2 million and $11.3 million for the three months ended March 31, 2008 and 2007, respectively.
5. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract obligations are performed. We deposited $25.3 million and $28.6 million into and withdrew $31.2 million and $37.0 million from the trusts during the three months ended March 31, 2008 and 2007, respectively. Cash flows from preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$942,803	$759,215
Cash and cash equivalents	132,842	399,301
Receivables from customers	349,319	351,409
Unearned finance charges	(46,971)	(47,527)

	1,377,993	1,462,398
Allowance for cancellation	(32,931)	(34,341)

Preneed cemetery receivables and trust investments	$1,345,062	$1,428,057

     The cost and market values associated with the cemetery merchandise and service trust investments recorded at fair market value at March 31, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such cemetery trust investments, in the aggregate, was 96% and 104% of the related cost basis of such investments as of March 31, 2008 and December 31, 2007, respectively.
     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds. If quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. These securities are corporate, foreign government, mortgage-backed, and asset-backed fixed income securities, U.S. Treasury securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157, we recorded a $2.9 million decrease in the fair value of our private equity investments held by the cemetery merchandise and service trusts. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in Other income (expense), net in our condensed consolidated statement of operations. As a result of our most recent review at March 31, 2008, we recorded no impairment charges. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.

	March 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$44,248	$540	$(2,337)	$42,451
Foreign government	12,933	698	—	13,631
Corporate	15,870	324	(381)	15,813
Mortgage-backed	14,022	171	(741)	13,452
Equity securities:
Preferred stock	2,607	32	(138)	2,501
Common stock	496,035	7,544	(27,166)	476,413
Mutual funds:
Equity	252,770	6,145	(15,812)	243,103
Fixed income	172,258	3,737	(7,740)	168,255
Private equity and other	28,795	2,198	(6,222)	24,771

Trust investments	$1,039,538	$21,389	$(60,537)	$1,000,390

Less: Assets associated with businesses held for sale				(57,587)

				$942,803

	December 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$19,371	$899	$(205)	$20,065
Foreign government	14,016	296	—	14,312
Corporate	17,297	452	(90)	17,659
Equity securities:
Preferred stock	2,979	144	(33)	3,090
Common stock	402,028	20,923	(5,956)	416,995
Mutual funds:
Equity	182,214	12,905	(2,861)	192,258
Fixed income	126,728	5,535	(1,185)	131,078
Private equity and other	26,124	2,103	(3,493)	24,734

Trust investments	$790,757	$43,257	$(13,823)	$820,191

Less: Assets associated with businesses held for sale				(60,976)

				$759,215

     The inputs into the fair value of our market-based cemetery trust investments are categorized as follows:

March 31, 2008
Quoted
	Market Prices	Significant	Significant
	in Active	Other Observable	Unobservable Inputs	Fair Market
	Markets (Level 1)	Inputs (Level 2)	(Level 3)	Value
(In thousands)
Trust investments	$887,771	$87,848	$24,771	$1,000,390
     The change in market-based cemetery trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$21,809
Total realized and unrealized gains (losses) included in other comprehensive income (a)	3,183
Purchases, sales, contributions, and distributions, net	(221)

Fair market value, March 31, 2008	$24,771

(a)	All gains (losses) recognized in other comprehensive income for cemetery trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.

     Maturity dates of the fixed income securities range from 2008 to 2038. Maturities of fixed income securities at March 31, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$1,642
Due in one to five years	34,079
Due in five to ten years	21,765
Thereafter	27,861

$85,347

     During the three months ended March 31, 2008, purchases and sales of available-for-sale securities included in trust investments were $565.3 million and $104.3 million, respectively. These sale transactions resulted in $11.5 million and $16.5 million of realized gains and realized losses, respectively, for the three months ended March 31, 2008. During the three months ended March 31, 2007, purchases and sales of available-for-sale securities included in trust investments were $244.3 million and $108.8 million, respectively. These sale transactions resulted in $13.3 million and $6.9 million of realized gains and realized losses, respectively, for the three months ended March 31, 2007.
     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed, the merchandise is delivered, or upon cancellation of the cemetery contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $4.5 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively.
6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the cemetery perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in cemetery perpetual care trusts. We deposited $5.8 million and $4.1 million into the trusts and withdrew $5.2 million and $8.4 million from the trusts during the three months ended March 31, 2008 and 2007, respectively. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Cemetery perpetual care trust investments in the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$817,979	$817,228
Cash and cash equivalents	56,709	88,516

Cemetery perpetual care trust investments	$874,688	$905,744

     The cost and market values associated with market-based trust investments held in cemetery perpetual care trusts recorded at fair market value at March 31, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such cemetery perpetual care trust investments, in the aggregate, was 96% and 100% of the related cost basis of such investments as of March 31, 2008 and December 31, 2007, respectively.
     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds. If quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. Examples of such securities are corporate, foreign government, mortgage-backed, and asset-backed fixed income securities, U.S. Treasury securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.

     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157, we recorded a $4.9 million decrease in the fair value of our private equity investments held by the cemetery perpetual care trusts. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery perpetual care trust investments in Other income (expense), net in our condensed consolidated statement of operations. As a result of our most recent review at March 31, 2008, we recorded no impairment charges. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.

	March 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,160	$822	$(151)	$5,831
Foreign government	23,704	1,086	—	24,790
Corporate	42,593	371	(1,216)	41,748
Mortgage-backed	3,903	13	(163)	3,753
Equity securities:
Preferred stock	4,129	3	(189)	3,943
Common stock	127,202	2,554	(6,040)	123,716
Mutual funds:
Equity	50,180	273	(2,759)	47,694
Fixed income	573,925	1,028	(24,841)	550,112
Private equity and other	35,937	2,723	(5,399)	33,261

Cemetery perpetual care trust investments	$866,733	$8,873	$(40,758)	$834,848

Less: Assets associated with businesses held for sale				(16,869)

				$817,979

	December 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,647	$703	$(1)	$3,349
Foreign government	25,065	789	(13)	25,841
Corporate	42,437	225	(555)	42,107
Mortgage-backed	348	7	—	355
Equity securities:
Preferred stock	2,403	13	(58)	2,358
Common stock	128,815	3,501	(2,840)	129,476
Mutual funds:
Equity	44,221	1,208	(1,003)	44,426
Fixed income	555,509	3,256	(10,714)	548,051
Private equity and other	34,894	3,145	(542)	37,497

Cemetery perpetual care trust investments	$836,339	$12,847	$(15,726)	$833,460

Less: Assets associated with businesses held for sale				(16,232)

				$817,228

     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

March 31, 2008
Quoted
	Market Prices	Significant	Significant
	in Active	Other Observable	Unobservable Inputs	Fair Market
	Markets (Level 1)	Inputs (Level 2)	(Level 3)	Value
(In thousands)
Trust investments	$721,522	$80,065	$33,261	$834,848
     The change in market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$32,644
Total realized and unrealized gains (losses) included in other comprehensive income (a)	3,331
Purchases, sales, contributions, and distributions, net	(2,714)

Fair market value, March 31, 2008	$33,261

(a)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in cemetery perpetual care trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.
     Maturity dates of the fixed income securities range from 2008 to 2038. Maturities of fixed income securities at March 31, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$3,489
Due in one to five years	39,140
Due in five to ten years	11,807
Thereafter	21,686

$76,122

     During the three months ended March 31, 2008, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $58.8 million and $61.4 million, respectively. These sale transactions resulted in $9.5 million and $13.0 million of realized gains and realized losses, respectively. During the three months ended March 31, 2007, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $168.7 million and $42.4 million, respectively. These sales transactions resulted in $5.5 million and $1.2 million of realized gains and realized losses, respectively.
     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent of qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.8 million and $12.3 million for the three months ended March 31, 2008 and 2007, respectively.

7. Non-Controlling Interest in Funeral and Cemetery Trusts and in Cemetery Perpetual Care Trusts
     We consolidate in our balance sheet the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003 — an interpretation of ARB No. 51” (FIN 46R). Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interests in these trusts represent a non-controlling interest in subsidiaries.
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in cemetery perpetual care trusts in our condensed consolidated balance sheet at March 31, 2008 and December 31, 2007 are detailed below.

	March 31, 2008			March 31, 2008
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$824,838	$942,803	$1,767,641	$817,979
Cash and cash equivalents	124,211	132,842	257,053	56,709
Insurance-backed fixed income securities	210,687	—	210,687	—
Accrued trust operating payables, deferred taxes, and other	(3,250)	(1,410)	(4,660)	5,368

Non-controlling interest	$1,156,486	$1,074,235	$2,230,721	$880,056

	December 31, 2007			December 31, 2007
	Preneed	Preneed		Cemetery
	Funeral	Cemetery	Total	Perpetual Care
	(In thousands)
Trust investments, at market value	$848,195	$759,215	$1,607,410	$817,228
Cash and cash equivalents	194,728	399,301	594,029	88,516
Insurance-backed fixed income securities	201,258	—	201,258	—
Accrued trust operating payables, deferred taxes, and other	(3,737)	(8,672)	(12,409)	846

Non-controlling interest	$1,240,444	$1,149,844	$2,390,288	$906,590

Other Income (Expense), Net
     The components of Other expense, net in our condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 are detailed below. See Notes 4 through 6 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$20,799	$11,455	$9,487	$—	$41,741
Realized losses	(14,998)	(16,491)	(12,993)	—	(44,482)
Interest, dividend, and other ordinary income	5,385	4,236	8,386	—	18,007
Trust expenses and income taxes	(4,663)	(4,422)	(536)	—	(9,621)

Net trust investment income (losses)	6,523	(5,222)	4,344	—	5,645
Interest (expense) income related to non-controlling interest in funeral and cemetery trust investments	(6,523)	5,222	—	—	(1,301)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(4,344)	—	(4,344)

Total non-controlling interest (expense) income	(6,523)	5,222	(4,344)	—	(5,645)
Other income, net	—	—	—	1,172	1,172

Total other income, net	$—	$—	$—	$1,172	$1,172

	Three Months Ended March 31, 2007
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$9,515	$13,294	$5,508	$—	$28,317
Realized losses	(6,411)	(6,853)	(1,221)	—	(14,485)
Interest, dividend, and other ordinary income	5,111	7,608	9,948	—	22,667
Trust expenses and income taxes	(3,048)	(3,522)	(994)	—	(7,564)

Net trust investment income	5,167	10,527	13,241	—	28,935
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(5,167)	(10,527)	—	—	(15,694)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(13,241)	—	(13,241)

Total non-controlling interest expense	(5,167)	(10,527)	(13,241)	—	(28,935)
Other expense, net	—	—	—	(617)	(617)

Total other expense, net	$—	$—	$—	$(617)	$(617)

8. Debt
     Debt as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
6.5% notes due March 2008	$—	$45,209
7.7% notes due April 2009	28,731	28,731
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	200,000
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	200,000
Revolving credit facility due November 2011	45,000	—
Series B senior notes due November 2011	150,000	150,000
Convertible debentures, maturities through 2013, fixed interest rates at 5.00% conversion prices from $13.02 to $50.00 per share	4,175	4,175
Obligations under capital leases	111,768	112,507
Mortgage notes and other debt, maturities through 2050	38,719	15,742
Unamortized pricing discounts and other	(5,064)	(5,291)

Total debt	$1,878,956	$1,856,700
Less current maturities	(38,558)	(36,594)

Total long-term debt	$1,840,398	$1,820,106

     Current maturities of debt at March 31, 2008 were comprised primarily of capital leases. Our consolidated debt had a weighted average interest rate of 6.78% at March 31, 2008 and 7.09% at December 31, 2007. Approximately 85% and 89% of our total debt had a fixed interest rate at March 31, 2008 and December 31, 2007, respectively.
Revolving Credit Facility
     Our revolving credit facility matures in November 2011 and provides a total lending commitment of $300 million, including a sublimit of $175 million for letters of credit. In March 2008, we utilized $45.0 million of the credit facility to pay our 6.5% notes due March 2008. As of March 31, 2008, we have also used the credit facility to support $50.5 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $95.5 million at March 31, 2008. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Extinguishments and Reductions
     In the first quarter of 2008, we repaid $45.2 million aggregate principal amount of our 6.50% notes due March 2008. There was no gain or loss recognized as a result of this repayment.
     In the first quarter of 2007, we repaid $100 million aggregate principal amount of our term loan. As a result of this transaction, we recognized a loss of $2.4 million recorded in Loss on early extinguishment of debt, net in our condensed consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.
Capital Leases
     In the first three months of 2008 and 2007, we acquired $6.7 million and $17.4 million, respectively, of transportation vehicles and other assets using capital leases.

9. Retirement Plans
     The components of net periodic pension plan benefit cost for the three months ended March 31 were as follows:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Interest cost on projected benefit obligation	$363	$2,083
Actual return on plan assets	—	(1,026)
Amortization of prior service cost	—	46

	$363	$1,103

10. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2008:

Three months ended
Assumptions	March 31, 2008
Dividend yield	1.3%
Expected volatility	46.3%
Risk-free interest rate	2.9%
Expected holding period	5.7 years
Stock Options
     The following table sets forth stock option activity for the three months ended March 31, 2008:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2007	13,568,445	$6.25
Granted	1,382,600	11.61
Exercised	(410,268)	3.17
Expired	(7,263)	29.82

Outstanding at March 31, 2008	14,533,514	$6.83

Exercisable at March 31, 2008	11,168,033	$5.64

     As of March 31, 2007, the unrecognized compensation expense related to stock options of $12.8 million is expected to be recognized over a weighted average period of 2.2 years.
Restricted Shares
     Restricted share activity for the three months ended March 31, 2008 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2007	674,576	$9.04
Granted	290,000	11.61
Vested	(362,134)	8.36

Nonvested restricted shares at March 31, 2008	602,442	$10.69

11. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains and	comprehensive
	adjustment	losses	income
		(in thousands)
Balance at December 31, 2007	$152,590	$—	$152,590
Activity in 2008	(22,106)	—	(22,106)
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	—	138,247	138,247
Reclassification of unrealized loss activity attributable to the non-controlling interest holders	—	(138,247)	(138,247)

Balance at March 31, 2008	$130,484	$—	$130,484

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income. Income taxes are generally not provided on foreign currency translation adjustments. Included in the decrease in net unrealized gains associated with available-for-sale securities of the trusts and offset in the reclassification of unrealized loss activity attributable to the non-controlling interest holders are $9.9 million of unrealized losses attributable to the initial adoption of SFAS 157.
     The components of comprehensive income are as follows for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Comprehensive income:
Net income	$41,519	$37,642
Other comprehensive (loss) income	(22,106)	4,406

Comprehensive income	$19,413	$42,048

Cash Dividends
     On February 13, 2008, our Board of Directors approved a cash dividend of $.04 per common share. At March 31, 2008, this dividend totaling $10.4 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was subsequently paid on April 30, 2008.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In the three months ended March 31, 2008, we repurchased 3.0 million shares of common stock at an aggregate cost of $36.6 million and an average cost per share of $12.16. After these purchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $109.0 million at March 31, 2008.
     Subsequent to March 31, 2008, we repurchased an additional 73.8 thousand shares of common stock at an aggregate cost, including commissions, of $0.8 million (average cost per share of $10.33). After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $108.2 million.
12. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Foreign.

     Foreign operations consists of our operations in Canada and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(In thousands)
Revenues from external customers:
Three months ended March 31,
2008	$405,579	$167,872	$573,451
2007	$422,844	$184,711	$607,555
Gross profit:
Three months ended March 31,
2008	$108,547	$29,050	$137,597
2007	$102,245	$38,738	$140,983
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Gross profit from reportable segments	$137,597	$140,983
General and administrative expenses	(25,075)	(35,228)
Loss on divestitures and impairment charges, net	(12,046)	(7,680)
Other operating expense	(1,106)	—

Operating income	99,370	98,075
Interest expense	(34,069)	(37,597)
Loss on early extinguishment of debt	—	(2,358)
Equity in earnings of unconsolidated subsidiaries	—	711
Other income (expense), net	1,172	(617)

Income from continuing operations before income taxes	$66,473	$58,214

     Our geographic area information is as follows:

	United
	States	Foreign	Total
	(In thousands)
Revenues from external customers:
Three months ended March 31,
2008	$519,047	$54,404	$573,451
2007	$561,292	$46,263	$607,555
(Losses) gains on divestitures and impairment charges, net:
Three months ended March 31,
2008	$(9,538)	$(2,508)	$(12,046)
2007	$(7,703)	$23	$(7,680)
Operating income:
Three months ended March 31,
2008	$89,729	$9,641	$99,370
2007	$94,210	$3,865	$98,075
13. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three months ended March 31:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Merchandise revenues:
Funeral	$134,221	$146,734
Cemetery	108,432	119,452

Total merchandise revenues	242,653	266,186
Services revenues:
Funeral	259,510	265,960
Cemetery	51,050	56,759

Total services revenues	310,560	322,719

Other revenues	20,238	18,650

Total revenues	$573,451	$607,555

Merchandise costs and expenses:
Funeral	$68,663	$71,652
Cemetery	46,376	46,664

Total cost of merchandise	115,039	118,316
Services costs and expenses:
Funeral	112,078	118,906
Cemetery	27,179	27,836

Total cost of services	139,257	146,742

Overhead and other expenses	181,558	201,514

Total costs and expenses	$435,854	$466,572

14. Commitments and Contingencies
Representations and Warranties
     As of March 31, 2008, we have contingent obligations of $34.0 million (of which $27.5 million is reflected in our condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $24.8 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund to third-parties claims against these representations and warranties above the carrying value of the liability.

     In March 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized $44.9 million of Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation of $23.5 million at March 31, 2008 represents the following:

			Maximum Potential	Carrying
	Contractual		Amount of Future	Value as of
	Obligation	Time Limit	Payments	March 31, 2008
	(In thousands)			(In thousands)
Tax reserve liability	$23,226	December 31, 2008	€10 million	5,803
Litigation provision	9,796	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	5,394
Employee litigation provision	8,216	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	8,563
VAT taxes	4,898	One month after expiration of the statutory period of limitations	(1)	5,105
Other	4,266	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(2)	4,446

Total	$50,402			$29,311
Less: Deductible of majority equity owner	(5,530)			(5,763)

	$44,872			$23,548

(1)	The potential maximum exposure for these two items combined is €20.0 million or $31.6 million at March 31, 2008.

(2)	The potential maximum exposure for these two items combined is €40.0 million or $63.2 million at March 31, 2008.
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
     Conley Investment Counsel v. Service Corporation International, et al.; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al.; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et al.; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et al.; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. No discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.
     Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include the Valls and Garcia lawsuits described in the following paragraphs.
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5,

2005, and named a subsidiary of SCI as a defendant. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations with prejudice. Plaintiffs have indicated that they will appeal this ruling. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief. We cannot quantify our ultimate liability, if any, for the payment of any damages.
     Reyvis Garcia, Alicia Garcia, et al. v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., et al. was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. The Garcias are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the Garcias relating to the burial of Eloisa Garcia. The Garcias claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this is due to poor record keeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed amended class action complaints and added additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. We cannot quantify our ultimate liability, if any, for the payment of any damages.
     Funeral Regulations Lawsuits. We are named as a defendant in various lawsuits alleging violations of federal and state funeral related regulations and/or statutes, including the Baudino and Sanchez lawsuits described in the following paragraphs.
     Mary Louise Baudino, et al. v. Service Corporation International, et al. was filed in November 2004 in Los Angeles County Superior Court; Case No. BC324007 (“Baudino Lawsuit”). The Baudino Lawsuit was initially filed as a putative nationwide class action brought on behalf of all persons, entities, and organizations who purchased funeral services from SCI. Plaintiffs allege that funeral related regulations and/or statutes (“Rules”) required us to disclose our markups on all items obtained from third parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The plaintiffs seek to recover an unspecified amount of monetary damages as well as attorneys’ fees, costs, and interest. We deny all of the claims and deny that the plaintiffs have standing to sue for violations of the Rules. On September 15, 2006, the trial court granted our motion for summary judgment on the merits. Plaintiffs are appealing the summary judgment ruling.
     Richard Sanchez et al. v. Alderwoods Group, Inc. et al. was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs, and unspecified “injunctive and declaratory relief.” This case is substantially similar to the Baudino Lawsuit, and we expect that the outcome of this case will be governed by the law applied in the Baudino Lawsuit.
     Antitrust Claims. We are named as a defendant in two related class action antitrust cases filed in 2005. The first case is Cause No. 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; In the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
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
     Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; In the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc., employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI-affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. The court has conditionally certified a class of claims as to certain job positions for Alderwoods employees. On three occasions, the court has denied without prejudice plaintiffs’ request for certification of claims against SCI, and has dismissed such claims without prejudice.
     Plaintiffs allege causes of action for violations of the FLSA, failure to maintain proper records, breach of contract, violations of state wage and hour laws, unjust enrichment, fraud and deceit, quantum meruit, negligent misrepresentation, and negligence. Plaintiffs seek injunctive relief, unpaid wages, liquidated, compensatory, consequential and punitive damages, attorneys’ fees and costs, and pre- and post-judgment interest. We cannot quantify our ultimate liability, if any, in this lawsuit.
     Bryant, et al. v. Alderwoods Group, Inc., Service Corporation International, et al.; Case No. 3:07-CV-5696-SI; In the U.S. District Court for the Northern District of California. This lawsuit was filed on November 8, 2007 against SCI and various subsidiaries and individuals. It is related to the Wage and Hour Lawsuit, raising similar claims and brought by the same attorneys. We cannot quantify our ultimate liability, if any, in this lawsuit.
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI ; Case No. RG-07359602; In the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims like those previously dismissed in the Wage and Hour Lawsuit. We cannot quantify our ultimate liability, if any, in this lawsuit.
     Stickle, et al. v. Service Corporation International, et al.; Case No. 08-CV-83; In the U.S. District Court for Arizona, Phoenix Division. Counsel for plaintiffs in the Wage and Hour Lawsuit filed this case on January 17, 2008, against SCI and various related entities and individuals asserting FLSA and other ancillary claims based on the alleged failure to pay for overtime. Plaintiffs seek the same class notice to SCI and related entities that were rejected by the Court in the Wage and Hour Lawsuit. We cannot quantify our ultimate liability, if any, in this lawsuit.
     The ultimate outcome of the matters described above cannot be determined at this time. We intend to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on us, our financial condition, results of operations, and cash flows.

15. Earnings Per Share
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended
	March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Income from continuing operations (numerator):
Income from continuing operations — basic	$41,504	$34,717
After tax interest on convertible debt	13	13

Income from continuing operations — diluted	$41,517	$34,730

Income from discontinued operations, net of tax (numerator)	$15	$2,925

Net income (numerator):
Net income — basic	$41,519	$37,642
After tax interest on convertible debt	13	13

Net income — diluted	$41,532	$37,655

Denominator:
Weighted average shares — basic	260,805	293,096
Stock options	3,733	5,167
Restricted stock	171	237
Convertible debt	121	121

Weighted average shares — diluted	264,830	298,621

Income from continuing operations per share:
Basic	$.16	$.12
Diluted	$.16	$.12

Income from discontinued operations per share, net of tax:
Basic	$—	$.01
Diluted	$—	$.01

Net income per share:
Basic	$.16	$.13
Diluted	$.16	$.13

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Antidilutive options	920	3,821
Antidilutive convertible debentures	52	196

Total common stock equivalents excluded from computation	972	4,017

16. Divestiture-Related Activities
     As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Loss on divestitures and impairment charges, net.
     Loss on divestitures and impairment charges, net consists of the following for the three months ended March 31:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Losses on divestitures, net	$(9,075)	$(7,645)
Impairment losses on assets held for sale	(2,971)	(35)

	$(12,046)	$(7,680)

Assets Held for Sale
     We have committed to a plan to sell certain operating properties. As a result, these properties have been classified as assets held for sale in our March 31, 2008 and December 31, 2007 condensed consolidated balance sheets.
     Net assets held for sale were as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Assets:
Current assets	$2,560	$2,294
Preneed funeral receivables and trust investments	11,237	9,944
Preneed cemetery receivables and trust investments	61,245	64,751
Cemetery property	8,294	9,341
Property and equipment, at cost	12,854	9,968
Deferred charges and other assets	12,819	12,390
Cemetery perpetual care trust investments	16,869	16,232

Total assets	125,878	124,920

Liabilities:
Accounts payable and accrued liabilities	237	149
Deferred preneed funeral revenues	9,670	8,388
Deferred preneed cemetery revenues	64,604	67,141
Other liabilities	170	167
Non-controlling interest in cemetery perpetual care trusts	16,869	16,232

Total liabilities	91,550	92,077

Net assets held for sale	$34,328	$32,843

Discontinued Operations
     As part of the Alderwoods transaction, we acquired an insurance subsidiary that we sold in the third quarter of 2007. Accordingly, the operations of this entity are classified as discontinued operations for all periods presented.
     The results of our discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Revenues	$—	$25,464
Costs and other expenses	—	(21,802)
Gains on divestitures and impairment charges, net	15	—

Income from discontinued operations before income taxes	15	3,662
Provision for income taxes	—	(737)

Income from discontinued operations	$15	$2,925

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2008, we operated 1,328 funeral service locations and 373 cemeteries (including 205 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 13 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. As part of the Alderwoods Group, Inc. (Alderwoods) transaction in the fourth quarter of 2006, we acquired Mayflower National Life Insurance Company (Mayflower), an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
     We currently have approximately $108.2 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.5 billion backlog of future revenues from both trust and insurance funded sales at March 31, 2008, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Strategies for Growth
     We are confident about our competitive position, our financial strength, and our ability to further our principal strategies to generate profitable growth over the long-term. These strategies are as follows:
•	Target our customer;

•	Drive operating discipline and leverage our scale; and

•	Manage and grow the footprint.
     For additional information on these strategies, see our Annual Report on Form 10-K for the year ended December 31, 2007.
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. In addition, we have approximately $204.5 million in borrowing capacity under our 5-year, $300.0 million revolving credit facility. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. As of March 31, 2008, we were in compliance with all of our debt covenants.

     At March 31, 2008, our current liabilities exceeded our current assets by $8.3 million. We believe our future operating cash flows and available capacity under our credit facility will be adequate to meet our working capital requirements.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the three months ended March 31, 2008 and 2007 are as follows:
     Operating Activities — Net cash provided by operating activities in the first three months of 2008 was $46.3 million compared to $127.9 million in the first three months of 2007. Included in the first three months of 2008 is a federal tax payment of $90.0 million related to gains on the sale of our equity investment in French operations and other major divestitures in late 2007. Operating cash flow was favorably impacted by a $7.6 million decrease in cash interest payments as a result of debt repayments in 2007 and lower operating cash outflows due to the elimination of duplicative processes and other synergies achieved during the Alderwoods integration. These improvements were partially offset by the receipt of $7.6 million in insurance proceeds related to Hurricane Katrina in 2007 that did not recur in 2008 and decreases in cash flow from operating locations divested in 2007.
     Investing Activities — Net cash provided by investing activities decreased $56.2 million in the first three months of 2008 compared to the first three months of 2007 primarily due to a $35.7 million decrease in proceeds from sales of businesses in North America and a $21.3 million increase in deposits of restricted funds.
     Financing Activities — Net cash used in financing activities decreased $64.9 million in the first quarter of 2008 compared to the same period in 2007 as a $36.6 million increase in purchases of Company common stock and a $14.6 million net change in bank overdrafts were more than offset by a $69.0 million increase in the proceeds from the issuance of long-term debt and a decrease in debt payments. Payments of debt in 2008 included a $45.2 million repayment of our 6.5% notes due March 2008, $1.0 million in other scheduled debt payments, and $5.9 million in payments on capital leases. Payments of debt in 2007 consisted of a $100.0 million repayment of our term loan, $0.5 million in scheduled debt payments, and $6.8 million in payments of capital leases.
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

	March 31, 2008	December 31, 2007
	(Dollars in millions)
Preneed funeral	$130.5	$134.9
Preneed cemetery:
Merchandise and services	138.8	148.0
Pre-construction	7.3	6.4

Bonds supporting preneed funeral and cemetery obligations	276.6	289.3

Bonds supporting preneed business permits	5.2	5.4
Other bonds	17.1	8.4

Total surety bonds outstanding	$298.9	$303.1

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2008 and 2007, we had $7.9 million and $10.4 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company was to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds because of lack of surety capacity.
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at March 31, 2008 and December 31, 2007.
     The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2008 and 2007.

	North America
	Three months ended
	March 31,
	2008	2007
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$37.9	$37.5

Sales production (number of contracts)	7,509	8,099

Maturities	$56.5	$56.1

Maturities (number of contracts)	12,289	14,007

Cemetery:
Sales production:
Preneed	$90.0	$92.2
Atneed	67.8	74.8

Total sales production	$157.8	$167.0

Sales production deferred to backlog:
Preneed	$34.6	$42.0
Atneed	51.1	56.6

Total sales production deferred to backlog	$85.7	$98.6

Revenue recognized from backlog:
Preneed	$51.8	$41.8
Atneed	48.7	52.1

Total revenue recognized from backlog	$100.5	$93.9

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

     The table below details the North America results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2008 and 2007, and the number of contracts associated with those transactions.

	North America
	Three months ended
	March 31,
	2008	2007
	(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$68.8	$80.7

Sales production (number of contracts)	11,593	14,605

General agency revenue	$11.5	$9.7

Maturities	$67.8	$67.9

Maturities (number of contracts)	13,612	15,824

(1)	Amounts are not included in the unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at March 31, 2008 and December 31, 2007. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which is not included in our condensed consolidated balance sheet) at March 31, 2008 and December 31, 2007. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	North America
	March 31, 2008		December 31, 2007
	Market	Cost	Market	Cost
	(Dollars in billions)

Backlog of trust-funded deferred preneed funeral revenues	$1.48	$1.52	$1.54	$1.53
Backlog of insurance-funded preneed funeral revenues	$3.33	$3.33	$3.36	$3.36

Total backlog of preneed funeral revenues	$4.81	$4.85	$4.90	$4.89

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.25	$1.29	$1.32	$1.31
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$3.33	$3.33	$3.36	$3.36

Total assets associated with backlog of preneed funeral revenues	$4.58	$4.62	$4.68	$4.67

Backlog of deferred cemetery revenues	$1.72	$1.75	$1.78	$1.75

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.20	$1.24	$1.27	$1.25

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

Results of Operations — Three Months Ended March 31, 2008 and 2007
Management Summary
     Key highlights in the first quarter of 2008 were as follows:
•	Total revenues decreased $34.1 million, or 5.6%, primarily due to significant divestiture activity throughout 2007, which included the sale of 55 properties mandated by the Federal Trade Commission and 349 non-strategic locations, for total proceeds of over $400 million;

•	a 6.3% increase in consolidated average revenue per funeral service compared to the first quarter of 2007;

•	consolidated funeral gross profit increased $6.2 million, or 6.1%, in the first quarter of 2008 compared to the first quarter of 2007; and

•	comparable cemetery property revenues decreased $7.2 million in the first quarter of 2008 compared to the prior year from one-time construction revenues of $10.8 million (primarily at our Rose Hills cemetery) in the first quarter of 2007 that was not repeated in 2008.
Results of Operations
     In the first quarter of 2008, we reported net income of $41.5 million ($.16 per diluted share) compared to net income in the first quarter of 2007 of $37.6 million ($.13 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $9.6 million in the first quarter of 2008 and $8.6 million in the first quarter of 2007;

•	an after-tax loss from the early extinguishment of debt of $1.5 million in the first quarter of 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $0.7 million in the first quarter of 2008 and $7.0 million in the first quarter of 2007; and

•	after-tax earnings from discontinued operations of $2.9 million in the first quarter of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2008 and 2007. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2007 and ending March 31, 2008. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results include results from the properties that we acquired in the Alderwoods transaction.

		Less:
		Activity Associated	Less:
		with Acquisition/	Activity Associated
Three months ended March 31, 2008	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$403.6	$0.8	$0.7	$402.1
Cemetery revenue	167.9	—	0.5	167.4

	571.5	0.8	1.2	569.5

Germany
Funeral revenue	2.0	—	—	2.0

Total revenues	$573.5	$0.8	$1.2	$571.5

North America
Funeral gross profits	$108.3	$0.1	$(0.4)	$108.6
Cemetery gross profits	29.1	(0.1)	—	29.2

	137.4	—	(0.4)	137.8

Germany
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$137.6	$—	$(0.4)	$138.0

		Less:
		Activity Associated
Three months ended March 31, 2007	Consolidated	with Divestitures	Comparable
	(Dollars in millions)

North America
Funeral revenue	$421.3	$37.9	$383.4
Cemetery revenue	184.7	12.9	171.8

	606.0	50.8	555.2

Germany
Funeral revenue	1.6	—	1.6

Total revenues	$607.6	$50.8	$556.8

North America
Funeral gross profits	$102.3	$8.3	$94.0
Cemetery gross profits	38.7	0.4	38.3

	141.0	8.7	132.3

Germany
Funeral gross profits	—	—	—

Total gross profits	$141.0	$8.7	$132.3

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2008 and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	Three months ended March 31,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Funeral revenue	$405.6	$422.9
Less: GA and other revenues	13.8	13.0

Adjusted funeral revenue	$391.8	$409.9

Funeral services performed	77,386	86,087
Average revenue per funeral service	$5,063	$4,761
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2008 and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Three months ended March 31,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Comparable funeral revenue	$404.1	$385.0
Less: GA and other revenues	13.9	11.0

Adjusted comparable funeral revenue	$390.2	$374.0

Comparable funeral services performed	77,096	77,802
Comparable average revenue per funeral service	$5,061	$4,807

Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $405.6 million in the three months ended March 31, 2008 compared to $422.9 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which contributed an incremental $37.2 million of revenue in the first quarter of 2007, partially offset by a 6.3% increase in average revenue per funeral service. Comparable funeral revenues were up $19.1 million, or 5.0%, compared to the first quarter of 2007 due to a $7.7 million increase in recognized preneed revenues and an $8.4 million increase in atneed revenues driven by a 5.3% increase in the comparable average revenue per funeral service, which more than offset a 0.9% decline in the number of funeral services performed.
Funeral Services Performed
     Our consolidated funeral services performed decreased 8,701, or 10.1%, in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-strategic assets, which contributed an incremental 8,112 funeral services in the first quarter of 2007. Our comparable funeral services performed decreased 706, or 0.9%, despite the implementation of our strategic pricing initiative at former Alderwoods locations discussed below. Our comparable cremation rate of 40.8% in the three months ended March 31, 2008 decreased from the 41.2% rate for the same period in 2007. We have seen a stabilization in our cremation rate, despite the continued increase in cremation generally in the markets where we compete, reflecting the impact of our decision to exit unprofitable immediate cremation activities.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $302, or 6.3%, in the three months ended March 31, 2008 over the same period of 2007 and our comparable average revenue per funeral service increased 5.3%, or $254 per funeral service. These increases reflect the continued benefits from our strategic pricing initiative, which was implemented at former Alderwoods locations throughout 2007. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services that our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service. We expect our average revenue per funeral service to continue to improve as we see the full impact of this initiative.
Funeral Gross Profit
     Consolidated funeral gross profit increased $6.2 million in the first quarter of 2008 compared to the first quarter of 2007 despite the divestiture of non-strategic assets that contributed an incremental $8.7 million of gross profit in the first quarter of 2007 compared to the first quarter of 2008. The consolidated gross margin percentage increased to 26.8% from 24.2%. Gross profit from our comparable funeral locations increased $14.8 million, or 15.7%, primarily as a result of the increase in revenue described above as well as decreased costs resulting from the elimination of duplicative processes and other synergies achieved during the Alderwoods integration as well as other cost initiatives.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $16.8 million, or 9.1%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily due to a $12.4 million decline in revenue from the divestiture of non-strategic assets. Our comparable cemetery revenues of $167.4 million in the first quarter of 2008 decreased $4.4 million, or 2.6%, compared to the same period of 2007. This was driven by $10.8 million recognized in the first quarter of 2007 from one-time construction projects primarily at our Rose Hills cemetery. As anticipated, no major construction projects were completed in the first quarter of 2008. Increases in both comparable merchandise and services revenue partially offset this decline.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $9.6 million, or 24.8%, in the first quarter of 2008 compared to the first quarter of 2007 and our comparable cemetery gross profit decreased $9.1 million, or 23.8%. Our comparable cemetery gross margin percentage was 17.4% compared to 22.3% in the same period of 2007. The lower margin percentage is driven by the $10.8 million of decreased cemetery property construction revenue, which typically generates comparatively higher margins. We experienced a $2.4 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These decreases were more than offset by increased maintenance costs led by higher fuel charges and increased commissions due to strong production and the integration of former Alderwoods employees into the SCI compensation structure.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $25.1 million in the first quarter of 2008 compared to $35.2 million in the first quarter of 2007. The first quarter of 2007 included $11.3 million of one-time transition and other expenses, including severance, related to the acquisition of Alderwoods, compared to $1.2 million in the first quarter of 2008.
Losses on Divestitures and Impairment Charges, Net
     We recognized a $12.0 million net pretax loss in the first quarter of 2008 and a $7.7 million net pretax loss in the first quarter of 2007 from impairments and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense decreased to $34.1 million in the first quarter of 2008, compared to $37.6 million in the first quarter of 2007 as a result of the repayment of $100 million of our term loan in the first quarter of 2007 and $50 million of our Series A Senior Notes in the fourth quarter of 2007.

Weighted Average Shares
     The diluted weighted average number of shares outstanding was 264.8 million in the first quarter of 2008, compared to 298.6 million in the first quarter of 2007, reflecting share repurchases under our Board-approved share repurchase program.
Critical Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Except as described below, our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Changes in unrealized gains and/or losses related to these securities are reflected in other comprehensive income and offset by the non-controlling interest in those unrealized gains and/or losses; therefore these gains and/or losses have no impact on our condensed consolidated statement of operations. Certain of these securities have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the securities. These securities represent 3.8% of the total $2.6 billion in securities measured at fair value on a recurring basis as of March 31, 2008.
     No other significant changes to our accounting policies have occurred subsequent to December 31, 2007, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.
•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.
•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.
•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.
•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.
•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.
•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.
•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.
•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.
•	Our credit agreement and privately placed debt securities that may prevent us from engaging in certain transactions.
•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2007 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes in our exposure to market risk during the most recently completed fiscal quarter.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the material weaknesses described below, these officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). These additional analyses and procedures included, among other things: (i) expansion of our normal quarter-end closing and testing procedures, (ii) assignment of a dedicated team of personnel to review all account reconciliations, including reconciliations performed by our outsourced accounting functions, and (iii) deployment of significant in-house and external resources to complete our income tax provision and various account reconciliations, ensure posting of all transactions, and perform a detailed review and comprehensive analysis of account balances and reconciliations. Based on the additional analyses and procedures performed, management has determined that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations, and cash flows for the periods presented.
Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts
     As reported in our Form 10-K for the year ended December 31, 2007 we did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of material weaknesses in (a) accounting for income taxes and (b) account reconciliations. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of these material weaknesses.
     In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. However, these material weaknesses continue to exist as of March 31, 2008.
Accounting for Income Taxes:
     Our management has implemented the following remediation steps related to our internal control over the calculation of the Company’s income tax provision and related balance sheet accounts:
•	Hired an experienced Managing Director in the first quarter of 2008 to lead the Company’s tax department, with responsibility for direction and oversight of all income tax and other tax functions.

•	Engaged third party tax advisors in the fourth quarter of 2007 and first quarter of 2008 to address the shortage of qualified in-house tax personnel; such tax advisors have provided and will continue to provide day-to-day support of the Company’s tax provision and compliance processes until such time as our management deems those functions to be properly staffed at an appropriate level with qualified in-house personnel.
Our management is continuing to implement the following remediation steps:
•	Development of a comprehensive income tax accounting training program for tax and certain finance personnel.

•	Evaluating existing roles and responsibilities within the tax function to ensure they are staffed by appropriate personnel.

•	Enhancing standardized documentation and processes in the income tax provision area, including the review and approval of related journal entries by experienced tax and finance personnel.
Account Reconciliations:
     Our management has implemented the following remediation steps related to our internal control over the timely completion and review of account reconciliations:
•	Created a monitoring function within the Company’s financial reporting group in the fourth quarter of 2007 and first quarter of 2008 to review all significant account reconciliations.

•	Engaged a third party advisor to assist our internal subject matter experts in performing an effectiveness review of certain financial processes and related controls and to advise management on the Company’s organizational structure, control processes, personnel, and technology.
Our management is continuing to implement the following remediation steps:
•	The provision of training, including continuing professional education regarding the impact and importance of business conduct and internal controls, to all employees involved in the account reconciliation process.

•	The hiring of additional in-house resources and an ongoing commitment to evaluate existing roles and responsibilities within the accounting and finance function, to ensure they are staffed by competent and experienced personnel.

•	The continued refinement of certain entity-level monitoring controls, first implemented in the third quarter of 2007 to gain visibility into material issues within business functions, in order to achieve the level of precision and operating effectiveness desired by our management.
Until the remaining remediation steps discussed above are fully implemented, the identified material weaknesses will continue to exist.
Changes in Internal Control over Financial Reporting
Significant changes to our internal control over financial reporting were principally related to our remediation efforts described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 14 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 31, 2008, we issued 490 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of March 31, 2008, the aggregate purchases pursuant to our share repurchase program totaled $905.0 million. As of March 31, 2008, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $109.0 million. Pursuant to the program, we repurchased shares of our common stock during the first quarter of 2008 as set forth in the table below.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
January 1, 2008 — January 31, 2008	1,645,600	13.68	1,645,600	123,088,103
February 1, 2008 — February 29, 2008	—	—	—	123,088,103
March 1, 2008 — March 31, 2008	1,365,000	10.33	1,365,000	108,993,047

	3,010,600		3,010,600
     Subsequent to March 31, 2008, we repurchased an additional 73.8 thousand shares of common stock at an aggregate cost of $0.8 million including commissions (average cost per share of $10.33). After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $108.2 million.

Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

May 9, 2008	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.