Form 10-Q
period 2008-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2008-08-08
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 1, 2008 was 257,162,143 (net of treasury shares).

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
General Agency (GA) Revenues — Commissions paid to the General Agency (GA) for life insurance policies or annuities sold to preneed customers for the purpose of funding funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$548,782	$565,492	$1,122,233	$1,173,047
Costs and expenses	(441,422)	(462,253)	(877,276)	(928,825)

Gross profit	107,360	103,239	244,957	244,222
General and administrative expenses	(21,658)	(30,159)	(46,733)	(65,387)
(Loss) gain on divestitures and impairment charges, net	(3,858)	9,743	(15,904)	2,063
Other operating income, net	1,691	—	585	—

Operating income	83,535	82,823	182,905	180,898
Interest expense	(33,311)	(36,165)	(67,380)	(73,762)
Loss on early extinguishment of debt	—	(12,122)	—	(14,480)
Equity in earnings of unconsolidated subsidiaries	—	5,559	—	6,270
Other income, net	1,945	1,755	3,117	1,138

Income from continuing operations before income taxes	52,169	41,850	118,642	100,064
Provision for income taxes	(20,395)	(28,941)	(45,364)	(52,438)

Income from continuing operations	31,774	12,909	73,278	47,626
(Loss) income from discontinued operations (net of income tax (benefit) provision of $(195), $1,223, $(195), and $1,960, respectively)	(377)	2,209	(362)	5,134

Net income	$31,397	$15,118	$72,916	$52,760

Basic earnings per share:
Income from continuing operations	$.12	$.04	$.28	$.16
Income from discontinued operations, net of tax	—	.01	—	.02

Net income	$.12	$.05	$.28	$.18

Diluted earnings per share:
Income from continuing operations	$.12	$.04	$.28	$.16
Income from discontinued operations, net of tax	—	.01	—	.02

Net income	$.12	$.05	$.28	$.18

Basic weighted average number of shares	259,034	290,577	259,919	291,941

Diluted weighted average number of shares	262,575	296,124	263,712	297,480

Dividends declared per share	$.04	$.03	$.08	$.06

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$104,700	$168,594
Receivables, net	90,936	113,793
Inventories	33,008	36,203
Deferred tax asset	73,182	73,182
Current assets held for sale	1,805	2,294
Other	27,480	27,261

Total current assets	331,111	421,327

Preneed funeral receivables and trust investments	1,398,503	1,434,403
Preneed cemetery receivables and trust investments	1,407,287	1,428,057
Cemetery property, at cost	1,458,945	1,451,666
Property and equipment, net	1,559,090	1,569,534
Non-current assets held for sale	120,999	122,626
Goodwill	1,227,624	1,198,153
Deferred charges and other assets	441,141	400,734
Cemetery perpetual care trust investments	863,284	905,744

	$8,807,984	$8,932,244

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$294,707	$343,392
Current maturities of long-term debt	51,289	36,594
Current liabilities held for sale	201	149
Income taxes	262	46,305

Total current liabilities	346,459	426,440

Long-term debt	1,828,511	1,820,106
Deferred preneed funeral revenues	579,476	526,668
Deferred preneed cemetery revenues	765,275	753,876
Deferred income taxes	147,776	140,623
Non-current liabilities held for sale	89,654	91,928
Other liabilities	388,605	383,642
Non-controlling interest in funeral and cemetery trusts	2,334,152	2,390,288
Non-controlling interest in cemetery perpetual care trusts	871,667	906,590
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 257,164,644 and 262,858,169 issued and outstanding (net of 8,896,829 and 1,961,300 treasury shares, at par)	257,165	262,858
Capital in excess of par value	1,814,724	1,874,600
Accumulated deficit	(750,923)	(797,965)
Accumulated other comprehensive income	135,443	152,590

Total stockholders’ equity	1,456,409	1,492,083

	$8,807,984	$8,932,244

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$72,916	$52,760
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	362	(5,134)
Loss on early extinguishment of debt	—	14,480
Premiums paid on early extinguishment of debt	—	(11,368)
Depreciation and amortization	68,008	73,799
Amortization of cemetery property	16,526	17,800
Amortization of loan costs	1,863	3,617
Provision for doubtful accounts	3,915	6,688
Provision for deferred income taxes	28,079	38,024
Loss (gain) on divestitures and impairment charges, net	15,904	(2,063)
Share-based compensation	5,256	5,980
Excess tax benefits from share-based awards	(2,170)	(4,123)
Equity in earnings of unconsolidated subsidiaries	—	(6,270)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	6,484	(5,222)
Increase in other assets	(10,069)	(12,196)
Decrease in payables and other liabilities	(128,320)	(40,626)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	15,098	19,866
Increase in deferred preneed funeral revenue	20,836	18,656
Decrease in funeral non-controlling interest	(24,640)	(25,518)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	24,206	30,452
Increase in deferred preneed cemetery revenue	20,421	24,218
Decrease in cemetery non-controlling interest	(17,578)	(19,215)
Other	(585)	(329)

Net cash provided by operating activities from continuing operations	116,512	174,276
Net cash provided by operating activities from discontinued operations	—	17,279

Net cash provided by operating activities	116,512	191,555
Cash flows from investing activities:
Capital expenditures	(68,035)	(65,392)
Proceeds from divestitures and sales of property and equipment	12,831	214,494
Acquisitions	(7,871)	(212)
Net deposits of restricted funds and other	(21,477)	(238)

Net cash (used in) provided by investing activities from continuing operations	(84,552)	148,652
Net cash provided by (used in) investing activities from discontinued operations	858	(8,546)

Net cash (used in) provided by investing activities	(83,694)	140,106
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	72,000	398,996
Debt issuance costs	—	(6,443)
Payments of debt	(54,367)	(2,152)
Principal payments on capital leases	(12,013)	(13,807)
Early extinguishment of debt	—	(422,641)
Purchase of Company common stock	(79,470)	(103,598)
Proceeds from exercise of stock options	3,596	13,189
Excess tax benefits from share-based awards	2,170	4,123
Payments of dividends	(20,879)	(17,645)
Bank overdrafts and other	(6,714)	2,211

Net cash used in financing activities from continuing operations	(95,677)	(147,767)
Net cash used in financing activities from discontinued operations	—	(2,113)

Net cash used in financing activities	(95,677)	(149,880)
Effect of foreign currency on cash and cash equivalents	(1,035)	1,124

Net (decrease) increase in cash and cash equivalents	(63,894)	182,905
Cash and cash equivalents at beginning of period	168,594	39,880

Cash and cash equivalents at end of period	$104,700	$222,785

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2007	262,858	$264,819	$(1,961)	$1,874,600	$(797,965)	$152,590	$1,492,083
Cumulative effect of accounting change					(3,265)		(3,265)
Net income					72,916		72,916
Dividends declared on common stock ($.08 per share)				(20,581)			(20,581)
Other comprehensive loss						(17,147)	(17,147)
Employee share-based compensation earned				4,548			4,548
Stock option exercises	950	950		2,646			3,596
Restricted stock awards, net of forfeitures and other	363	293	70	346			709
Tax benefit related to share-based awards				3,020			3,020
Purchase of Company stock	(7,006)		(7,006)	(49,855)	(22,609)		(79,470)

Balance at June 30, 2008	257,165	$266,062	$(8,897)	$1,814,724	$(750,923)	$135,443	$1,456,409

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
     We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. Our operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our condensed consolidated financial statements include the accounts of Service Corporation International and all wholly-owned subsidiaries. These financial statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. The interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications and Prior Period Items
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, financial condition, or cash flows.
     In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments related to prior accounting periods during the three months ended June 30, 2008. These adjustments were not quantitatively or qualitatively material to our condensed consolidated financial statements for the three or six months ended June 30, 2008, nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. The net impact of these adjustments was an increase to our pre-tax income in the amount of $3.4 million for the three months ended June 30, 2008. These adjustments had no impact on our consolidated or segment gross profit for the three months ended June 30, 2008.
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

3. Recently Issued Accounting Standards
Determination of the Useful Life of Intangible Assets
     In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Statement of Financial Accounting Standards (SFAS) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.
Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosures required by SFAS 133 to provide an enhanced understanding of the reasons an entity engages in derivate instruments and hedging activities. It also requires disclosures about how such items are accounted for under SFAS 133 and how they impact the entity’s financial statements. The provisions of SFAS 161 are effective for us beginning January 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
Business Combinations
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for us for business combinations for which the acquisition date is on or after January 1, 2009, with the exception of certain income tax effects related to our prior business combinations, which will be accounted for pursuant to the provisions of SFAS 141(R). The impact of adopting SFAS 141(R) will be dependent on future business combinations, if any, that we may pursue after its effective date.
Non-controlling Interests
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
Split-Dollar Life Insurance Agreements
     In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining the liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement. We adopted the provisions of EITF 06-10 effective January 1, 2008. As a result of our adoption, we recorded a $3.3 million cumulative-effect adjustment which increased our Accumulated deficit as of January 1, 2008.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The election is irrevocable, unless an event specified in SFAS 159 occurs that results in a new election date. We adopted the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements as we elected not to measure any additional financial instruments at fair value as of the date of adoption.

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
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1. “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, ” Accounting for Leases” and its related accounting pronouncements that address leasing transactions. FSP 157-2 provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our financial assets and liabilities that are measured on a recurring basis at fair value, effective January 1, 2008. These financial assets include the investments of our funeral, cemetery, and cemetery perpetual care trusts. For additional disclosures required by SFAS 157 for these assets, see Notes 4 through 6 to our condensed consolidated financial statements.
     The provisions of SFAS 157 have not been applied to our non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement, for which we have not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142); indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142; non-financial assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and non-financial assets and liabilities initially measured at fair value in a business combination under SFAS No. 141, “Business Combinations”.
4. Preneed Funeral Activities
     Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts after the contract obligations are performed. We deposited $23.9 million and $27.4 million into and withdrew $31.6 million and $39.2 million from the trusts during the three months ended June 30, 2008 and 2007, respectively. We deposited $44.8 million and $45.4 million into and withdrew $70.5 million and $74.2 million from the trusts during the six months ended June 30, 2008 and 2007, respectively. Cash flows from preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$830,783	$848,195
Cash and cash equivalents	150,952	194,728
Insurance-backed fixed income securities	214,986	201,258
Receivables from customers	236,684	225,905
Unearned finance charge	(6,219)	(5,961)

	1,427,186	1,464,125
Allowance for cancellation	(28,683)	(29,722)

Preneed funeral receivables and trust investments	$1,398,503	$1,434,403

     The cost and market values associated with funeral trust investments recorded at fair market value at June 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such funeral trust investments, in the aggregate, was 95% and 101% of the related cost basis of such investments as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$54,096	$439	$(3,365)	$51,170
Foreign government	99,347	539	(503)	99,383
Corporate	21,938	118	(402)	21,654
Mortgage-backed	18,315	172	(1,299)	17,188
Asset-backed	20	—	—	20
Equity securities:
Preferred stock	1,354	11	(103)	1,262
Common stock	363,168	7,635	(26,619)	344,184
Mutual funds:
Equity	125,127	1,413	(9,872)	116,668
Fixed income	147,096	2,150	(8,468)	140,778
Private equity and other	53,439	2,244	(8,603)	47,080

Trust investments	$883,900	$14,721	$(59,234)	$839,387

Less: Assets associated with businesses held for sale				(8,604)

				$830,783

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$79,430	$630	$(378)	$79,682
Foreign government	60,330	344	(440)	60,234
Corporate	14,937	206	(233)	14,910
Mortgage-backed	2,670	53	(17)	2,706
Asset-backed	33	—	—	33
Equity securities:
Preferred stock	1,581	36	(23)	1,594
Common stock	378,628	12,415	(6,131)	384,912
Mutual funds:
Equity	127,606	3,991	(2,246)	129,351
Fixed income	140,857	3,005	(1,612)	142,250
Private equity and other	43,820	2,815	(5,297)	41,338

Trust investments	$849,892	$23,495	$(16,377)	$857,010

Less: Assets associated with businesses held for sale				(8,815)

				$848,195

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. These securities are United States (U.S.) Treasury, foreign government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $3.5 million decrease in the fair value of our private equity investments held by the funeral trusts to reflect time-based restrictions on the exit from the investments. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     The inputs into the fair value of our market-based funeral trust investments are categorized as follows:

June 30, 2008
	Quoted	Significant
	market prices	other	Significant
	in active	observable	unobservable	Fair market
	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	value
(In thousands)
Trust investments	$601,630	$190,677	$47,080	$839,387

     The change in market-based funeral trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$37,865
Total realized and unrealized gains included in other comprehensive income (a)	9,249
Purchases, sales, contributions, and distributions, net	(34)

Fair market value, June 30, 2008	$47,080

(a)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.
     Maturity dates of the fixed income securities included in trust investments, at market, range from 2008 to 2038. Maturities of fixed income securities included in trust investments, at market, at June 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$71,772
Due in one to five years	50,693
Due in five to ten years	40,243
Thereafter	26,707

$189,415

     During the three months ended June 30, 2008, purchases and sales of available-for-sale securities included in trust investments were $55.1 million and $134.1 million, respectively. These sale transactions resulted in $9.5 million and $11.9 million of realized gains and realized losses, respectively, for the three months ended June 30, 2008. During the three months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $84.5 million and $127.5 million, respectively. These sale transactions resulted in $23.3 million and $5.7 million of realized gains and realized losses, respectively, for the three months ended June 30, 2007.
     During the six months ended June 30, 2008, purchases and sales of available-for-sale securities included in trust investments were $190.4 million and $234.8 million, respectively. These sale transactions resulted in $30.3 million and $26.9 million of realized gains and realized losses, respectively, for the six months ended June 30, 2008. During the six months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $311.9 million and $195.5 million, respectively. These sale transactions resulted in $32.8 million and $12.1 million of realized gains and realized losses, respectively, for the six months ended June 30, 2007.
     Earnings from all trust investments are recognized in current funeral revenues when a service is performed, merchandise is delivered, or upon cancellation of the funeral contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $9.9 million and $10.8 million for the three months ended June 30, 2008 and 2007, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $21.1 million and $22.1 million for the six months ended June 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in funeral trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at June 30, 2008, we recorded no impairment charges. As a result of our reviews during 2007, we recorded a $3.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.
5. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract obligations are performed. We deposited $30.0 million and $30.6 million into and withdrew $41.5 million and $44.2 million from the trusts during the three months ended June 30, 2008 and 2007, respectively. We deposited $55.3 million and $59.2 million into and withdrew $72.7 million and $81.2 million from the trusts during the six months ended June 30, 2008 and 2007, respectively. Cash flows from preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Preneed cemetery receivables and trust investments in the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$982,863	$759,215
Cash and cash equivalents	155,667	399,301
Receivables from customers	350,406	351,409
Unearned finance charges	(48,780)	(47,527)

	1,440,156	1,462,398
Allowance for cancellation	(32,869)	(34,341)

Preneed cemetery receivables and trust investments	$1,407,287	$1,428,057

     The cost and market values associated with the cemetery merchandise and service trust investments recorded at fair market value at June 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such cemetery trust investments, in the aggregate, was 97% and 104% of the related cost basis of such investments as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$46,049	$426	$(1,892)	$44,583
Foreign government	15,375	247	(87)	15,535
Corporate	17,207	161	(293)	17,075
Mortgage-backed	14,275	133	(587)	13,821
Equity securities:
Preferred stock	2,627	24	(108)	2,543
Common stock	508,467	6,996	(22,079)	493,384
Mutual funds:
Equity	259,433	5,169	(13,248)	251,354
Fixed income	182,162	4,152	(6,539)	179,775
Private equity and other	27,623	1,286	(4,654)	24,255

Trust investments	$1,073,218	$18,594	$(49,487)	$1,042,325

Less: Assets associated with businesses held for sale				(59,462)

				$982,863

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$19,371	$899	$(205)	$20,065
Foreign government	14,016	296	—	14,312
Corporate	17,297	452	(90)	17,659
Equity securities:
Preferred stock	2,979	144	(33)	3,090
Common stock	402,028	20,923	(5,956)	416,995
Mutual funds:
Equity	182,214	12,905	(2,861)	192,258
Fixed income	126,728	5,535	(1,185)	131,078
Private equity and other	26,124	2,103	(3,493)	24,734

Trust investments	$790,757	$43,257	$(13,823)	$820,191

Less: Assets associated with businesses held for sale				(60,976)

				$759,215

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. These securities are U.S. Treasury, foreign government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $2.9 million decrease in the fair value of our private equity investments held by the cemetery merchandise and service trusts to reflect time-based restrictions on the exit from the investments. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     The inputs into the fair value of our market-based cemetery trust investments are categorized as follows:

June 30, 2008
Quoted
	market prices	Significant	Significant
	in active	other observable	unobservable inputs	Fair market
	markets (Level 1)	inputs (Level 2)	(Level 3)	value
(In thousands)
Trust investments	$924,513	$93,557	$24,255	$1,042,325
     The change in market-based cemetery trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$21,809
Total realized and unrealized gains included in other comprehensive income (a)	3,711
Purchases, sales, contributions, and distributions, net	(1,265)

Fair market value, June 30, 2008	$24,255

(a)	All gains (losses) recognized in other comprehensive income for cemetery trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.
     Maturity dates of the fixed income securities range from 2008 to 2038. Maturities of fixed income securities at June 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$1,929
Due in one to five years	32,925
Due in five to ten years	27,925
Thereafter	28,235

$91,014

     During the three months ended June 30, 2008, purchases and sales of available-for-sale securities included in trust investments were $69.4 million and $143.0 million, respectively. These sale transactions resulted in $11.9 million and $13.3 million of realized gains and realized losses, respectively, for the three months ended June 30, 2008. During the three months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $112.7 million and $94.8 million, respectively. These sale transactions resulted in $23.0 million and $5.5 million of realized gains and realized losses, respectively, for the three months ended June 30, 2007.
     During the six months ended June 30, 2008, purchases and sales of available-for-sale securities included in trust investments were $634.7 million and $247.3 million, respectively. These sale transactions resulted in $23.4 million and $29.8 million of realized gains and realized losses, respectively, for the six months ended June 30, 2008. During the six months ended June 30, 2007, purchases and sales of available-for-sale securities included in trust investments were $357.0 million and $203.6 million, respectively. These sale transactions resulted in $36.3 million and $12.4 million of realized gains and realized losses, respectively, for the six months ended June 30, 2007.
     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed, the merchandise is delivered, or upon cancellation of the cemetery contract. Only the amount we are entitled to retain is recognized when a contract is cancelled. Recognized earnings (realized and unrealized) related to these trust investments were $5.1 million and $5.2 million for the three months ended June 30, 2008 and 2007, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $9.6 million and $9.8 million for the six months ended June 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at June 30, 2008, we recorded no impairment charges. As a result of our reviews during 2007, we recorded a $3.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.
6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the cemetery perpetual care trust investments with a corresponding amount recorded as Non-controlling interest in cemetery perpetual care trusts. We deposited $6.1 million and $10.5 million into the trusts and withdrew $9.3 million and $10.3 million from the trusts during the three months ended June 30, 2008 and 2007, respectively. We deposited $11.9 million and $14.6 million into the trusts and withdrew $14.5 million and $18.7 million from the trusts during the six months ended June 30, 2008 and 2007, respectively. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The components of Cemetery perpetual care trust investments in the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$791,686	$817,228
Cash and cash equivalents	71,598	88,516

Cemetery perpetual care trust investments	$863,284	$905,744

     The cost and market values associated with market-based trust investments held in cemetery perpetual care trusts recorded at fair market value at June 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of such cemetery perpetual care trust investments, in the aggregate, was 94% and 100% of the related cost basis of such investments as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,313	$762	$(252)	$5,823
Foreign government	24,568	370	(152)	24,786
Corporate	41,916	154	(1,919)	40,151
Mortgage-backed	3,889	7	(265)	3,631
Equity securities:
Preferred stock	5,166	2	(381)	4,787
Common stock	120,031	3,171	(8,695)	114,507
Mutual funds:
Equity	52,535	154	(4,203)	48,486
Fixed income	572,506	254	(40,157)	532,603
Private equity and other	35,937	1,862	(4,480)	33,319

Cemetery perpetual care trust investments	$861,861	$6,736	$(60,504)	$808,093

Less: Assets associated with businesses held for sale				(16,407)

				$791,686

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
		(In thousands)
Fixed income securities:
U.S. Treasury	$2,647	$703	$(1)	$3,349
Foreign government	25,065	789	(13)	25,841
Corporate	42,437	225	(555)	42,107
Mortgage-backed	348	7	—	355
Equity securities:
Preferred stock	2,403	13	(58)	2,358
Common stock	128,815	3,501	(2,840)	129,476
Mutual funds:
Equity	44,221	1,208	(1,003)	44,426
Fixed income	555,509	3,256	(10,714)	548,051
Private equity and other	34,894	3,145	(542)	37,497

Cemetery perpetual care trust investments	$836,339	$12,847	$(15,726)	$833,460

Less: Assets associated with businesses held for sale				(16,232)

				$817,228

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax exempt status. Examples of such securities are U.S. Treasury, foreign government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $4.9 million decrease in the fair value of our private equity investments held by the cemetery perpetual care trusts to reflect time-based restrictions on the exit from the investments. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy.
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

June 30, 2008
Quoted
	market prices	Significant	Significant
	in active	other observable	unobservable inputs	Fair market
	markets (Level 1)	inputs (Level 2)	(Level 3)	value
(In thousands)
Trust investments	$695,596	$79,178	$33,319	$808,093
     The change in market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$32,644
Total realized and unrealized gains included in other comprehensive income (a)	5,101
Purchases, sales, contributions, and distributions, net	(4,426)

Fair market value, June 30, 2008	$33,319

(a)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in cemetery perpetual care trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.
     Maturity dates of the fixed income securities range from 2008 to 2038. Maturities of fixed income securities at June 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$2,704
Due in one to five years	38,976
Due in five to ten years	13,465
Thereafter	19,246

$74,391

     During the three months ended June 30, 2008, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $58.3 million and $64.5 million, respectively. These sale transactions resulted in $0.9 million and $0.6 million of realized gains and realized losses, respectively. During the three months ended June 30, 2007, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $58.6 million and $51.7 million, respectively. These sales transactions resulted in $18.9 million and $5.0 million of realized gains and realized losses, respectively.
     During the six months ended June 30, 2008, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $117.1 million and $125.9 million, respectively. These sale transactions resulted in $10.4 million and $13.6 million of realized gains and realized losses, respectively. During the six months ended June 30, 2007, purchases and sales of available-for-sale securities in the cemetery perpetual care trusts were $227.3 million and $94.1 million, respectively. These sales transactions resulted in $24.4 million and $6.2 million of realized gains and realized losses, respectively.
     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $10.2 million and $13.0 million for the three months ended June 30, 2008 and 2007, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $20.0 million and $25.3 million for the six months ended June 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by interest income related to non-controlling interest in cemetery perpetual care trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at June 30, 2008, we recorded no impairment charges. As a result of our reviews during 2007, we recorded a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.
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
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in cemetery perpetual care trusts in our condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 are detailed below.

	June 30, 2008			June 30, 2008
	Preneed	Preneed		Cemetery
	funeral	cemetery	Total	perpetual care
	(In thousands)
Trust investments, at market value	$830,783	$982,863	$1,813,646	$791,686
Cash and cash equivalents	150,952	155,667	306,619	71,598
Insurance-backed fixed income securities	214,986	—	214,986	—
Accrued trust operating asset (payable), deferred taxes, and other	1,452	(2,551)	(1,099)	8,383

Non-controlling interest	$1,198,173	$1,135,979	$2,334,152	$871,667

	December 31, 2007			December 31, 2007
	Preneed	Preneed		Cemetery
	funeral	cemetery	Total	perpetual care
	(In thousands)
Trust investments, at market value	$848,195	$759,215	$1,607,410	$817,228
Cash and cash equivalents	194,728	399,301	594,029	88,516
Insurance-backed fixed income securities	201,258	—	201,258	—
Accrued trust operating payables, deferred taxes, and other	(3,737)	(8,672)	(12,409)	846

Non-controlling interest	$1,240,444	$1,149,844	$2,390,288	$906,590

Other Income, Net
     The components of Other income, net in our condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 are detailed below. See Notes 4 through 6 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three months ended June 30, 2008
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
			(In thousands)
Realized gains	$9,510	$11,959	$865	$—	$22,334
Realized losses	(11,892)	(13,320)	(638)	—	(25,850)
Interest, dividend, and other ordinary income	14,902	12,502	9,990	—	37,394
Trust expenses and income taxes	(4,408)	(10,972)	(2,386)	—	(17,766)

Net trust investment income	8,112	169	7,831	—	16,112
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(8,112)	(169)	—	—	(8,281)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(7,831)	—	(7,831)

Total non-controlling expense	(8,112)	(169)	(7,831)	—	(16,112)
Other income, net	—	—	—	1,945	1,945

Total other income, net	$—	$—	$—	$1,945	$1,945

	Six months ended June 30, 2008
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
			(In thousands)
Realized gains	$30,309	$23,414	$10,352	$—	$64,075
Realized losses (1)	(26,890)	(29,811)	(13,631)	—	(70,332)
Interest, dividend, and other ordinary income	20,287	16,738	18,376	—	55,401
Trust expenses and income taxes	(9,071)	(15,394)	(2,922)	—	(27,387)

Net trust investment income (losses)	14,635	(5,053)	12,175	—	21,757
Interest (expense) income related to non-controlling interest in funeral and cemetery trust investments	(14,635)	5,053	—	—	(9,582)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(12,175)	—	(12,175)

Total non-controlling interest (expense) income	(14,635)	5,053	(12,175)	—	(21,757)
Other income, net	—	—	—	3,117	3,117

Total other income, net	$—	$—	$—	$3,117	$3,117

	Three months ended June 30, 2007
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
			(In thousands)
Realized gains	$23,236	$23,043	$18,924	$—	$65,203
Realized losses (1)	(9,226)	(8,766)	(6,162)	—	(24,154)
Interest, dividend, and other ordinary income	6,540	7,085	12,371	—	25,996
Trust expenses and income taxes	(2,331)	(4,869)	(1,393)	—	(8,593)

Net trust investment income	18,219	16,493	23,740	—	58,452
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(18,219)	(16,493)	—	—	(34,712)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(23,740)	—	(23,740)

Total non-controlling interest expense	(18,219)	(16,493)	(23,740)	—	(58,452)
Other income, net	—	—	—	1,755	1,755

Total other income, net	$—	$—	$—	$1,755	$1,755

	Six months ended June 30, 2007
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
			(In thousands)
Realized gains	$32,751	$36,337	$24,432	$—	$93,520
Realized losses (1)	(15,637)	(15,619)	(7,383)	—	(38,639)
Interest, dividend, and other ordinary income	11,651	14,693	22,319	—	48,663
Trust expenses and income taxes	(5,379)	(8,391)	(2,387)	—	(16,157)

Net trust investment income	23,386	27,020	36,981	—	87,387
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(23,386)	(27,020)	—	—	(50,406)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(36,981)	—	(36,981)

Total non-controlling interest expense	(23,386)	(27,020)	(36,981)	—	(87,387)
Other expense, net	—	—	—	1,138	1,138

Total other income, net	$—	$—	$—	$1,138	$1,138

(1) Realized losses include impairment charges for other-than-temporary declines in fair value of $3.5 million for funeral trusts, $3.2 million for cemetery trusts, and $1.2 million for cemetery perpetual care trusts. See Notes 4 through 6 for additional information.
8. Income Taxes
     Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items which are recorded in the period that the specific item occurs. Discrete items include such events as accrual true-ups to tax returns, tax audit settlements, and other infrequently occurring or unusual events occurring in a given quarter. For the three months ended June 30, 2008, income tax expense was approximately 39% of pre-tax income and for the six months ended June 30, 2008, income tax expense was approximately 38% of pretax income. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of discrete adjustments, state and Canadian income taxes and estimated permanent differences. Specific items which affected income tax expense for the six months ended June 30, 2008 included a return to accrual adjustment on our 2007 Canadian income tax returns which were filed during the second -quarter, accrued interest on contingent tax liabilities recorded under FIN 48, and permanent differences between the book basis and tax basis of asset dispositions.
     At June 30, 2008 we had approximately $148 million of gross unrecognized tax benefits. If all unrecognized benefits were recognized, approximately $41 million would impact our effective tax rate in future periods. Both of the amounts have increased over the corresponding amount that existed at December 31, 2007 as a result of accrual of interest and penalties associated with our unrecognized tax benefits noted above.
     We file numerous US federal, state and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of the multi-jurisdictional audits will be settled by December 31, 2008 and if favorably resolved could result in a significant reduction in the amount of our unrecognized tax benefits.

9. Debt
     Debt as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
6.5% notes due March 2008	$—	$45,209
7.7% notes due April 2009	28,731	28,731
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	200,000
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	200,000
Revolving credit facility due November 2011	45,000	—
Series B senior notes due November 2011	150,000	150,000
Convertible debentures, maturities through 2013, fixed interest rates at 5.00% conversion prices from $13.02 to $50.00 per share	4,175	4,175
Obligations under capital leases	112,574	112,507
Mortgage notes and other debt, maturities through 2050	38,631	15,742
Unamortized pricing discounts and other	(4,938)	(5,291)

Total debt	$1,879,800	$1,856,700
Less current maturities	(51,289)	(36,594)

Total long-term debt	$1,828,511	$1,820,106

     Current maturities of debt at June 30, 2008 were comprised primarily of capital leases and our 7.7% Notes due April 2009. Our consolidated debt had a weighted average interest rate of 6.77% at June 30, 2008 and 7.09% at December 31, 2007. Approximately 86% and 89% of our total debt had a fixed interest rate at June 30, 2008 and December 31, 2007, respectively.
Revolving Credit Facility
     Our revolving credit facility matures in November 2011 and provides a total lending commitment of $300.0 million, including a sublimit of $175.0 million for letters of credit. In March 2008, we utilized $45.0 million of the credit facility to repay our 6.5% notes due March 2008. As of June 30, 2008, we have also used the credit facility to support $53.7 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $98.7 million at June 30, 2008. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Issuances and Additions
     During the six months ended June 30, 2008, we entered into loan agreements with financial institutions totaling $31.0 million. The proceeds, which are included in mortgage notes and other debt, were used for deposits related to certain transportation vehicles.
     In the three months ended June 30, 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing the indebtedness and certain sale-leaseback transactions. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009 as further discussed below and for general corporate purposes.
Debt Extinguishments and Reductions
     In the three months ended March 31, 2008, we repaid $45.2 million aggregate principal amount of our 6.50% notes due March 2008. There was no gain or loss recognized as a result of this repayment.

     In the three months ended March 31, 2007, we repaid $100.0 million aggregate principal amount of our term loan. As a result of this transaction, we recognized a loss of $2.4 million recorded in Loss on early extinguishment of debt, net in our condensed consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.
     In the three months ended June 30, 2007, we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. In connection with the repurchase of the notes, we recognized a Loss on early extinguishment of debt of approximately $12.1 million, which represents the write-off of unamortized deferred loan costs of $0.4 million, a $1.0 million loss on a related interest rate hedge, and $10.7 million in premiums paid to extinguish the debt.
Capital Leases
     In the six months ended June 30, 2008 and 2007, we acquired $14.3 million and $23.9 million, respectively, of transportation vehicles and other assets using capital leases.
10. Retirement Plans
     The components of net periodic pension plan benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Interest cost on projected benefit obligation	$422	$2,083	$785	$4,166
Actual return on plan assets	—	(909)	—	(1,935)
Amortization of prior service cost	—	46	—	92

	$422	$1,220	$785	$2,323

11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2008:

Six months ended
Assumptions	June 30, 2008
Dividend yield	1.3%
Expected volatility	45.9%
Risk-free interest rate	2.9%
Expected holding period	5.7 years
Stock Options
     The following table sets forth stock option activity for the six months ended June 30, 2008:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2007	13,568,445	$6.25
Granted	1,422,600	11.59
Exercised	(947,202)	3.79
Expired	(7,263)	29.82

Outstanding at June 30, 2008	14,036,580	$6.95

Exercisable at June 30, 2008	10,631,099	$5.71

     As of June 30, 2008, the unrecognized compensation expense related to stock options of $11.3 million is expected to be recognized over a weighted average period of 2.2 years.
Restricted Shares
     Restricted share activity for the six months ended June 30, 2008 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2007	674,576	$9.04
Granted	290,000	11.61
Vested	(362,134)	8.36

Nonvested restricted shares at June 30, 2008	602,442	$10.69

12. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains and	comprehensive
	adjustment	losses	income
		(in thousands)
Balance at December 31, 2007	$152,590	$—	$152,590
Activity in 2008	(17,147)	—	(17,147)
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	—	(142,954)	(142,954)
Reclassification of unrealized loss activity attributable to the non-controlling interest holders	—	142,954	142,954

Balance at June 30, 2008	$135,443	$—	$135,443

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income. Income taxes are generally not provided on foreign currency translation adjustments. Included in the decrease in net unrealized gains associated with available-for-sale securities of the trusts and offset in the reclassification of unrealized loss activity attributable to the non-controlling interest holders are $9.9 million of unrealized losses attributable to the initial adoption of SFAS 157. See Note 4-6 for further discussion.
     The components of comprehensive income are as follows for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Comprehensive income:
Net income	$31,397	$15,118	$72,916	$52,760
Other comprehensive income (loss)	4,959	37,190	(17,147)	41,596

Comprehensive income	$36,356	$52,308	$55,769	$94,356

Cash Dividends
     On May 14, 2008, our Board of Directors approved a cash dividend of $.04 per common share. At June 30, 2008, this dividend totaling $10.3 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was paid on July 31, 2008.

Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In the six months ended June 30, 2008, we repurchased 7.0 million shares of common stock at an aggregate cost of $79.5 million and an average cost per share of $11.34. After these purchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was approximately $66.1 million at June 30, 2008.
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
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
		(In thousands)
Three months ended June 30,
Revenues from external customers:
2008	$363,262	$185,520	$548,782
2007	$375,852	$189,640	$565,492
Gross profit:
2008	$72,372	$34,988	$107,360
2007	$70,490	$32,749	$103,239
Six months ended June 30,
Revenues from external customers:
2008	$768,841	$353,392	$1,122,233
2007	$798,696	$374,351	$1,173,047
Gross profit:
2008	$180,919	$64,038	$244,957
2007	$172,735	$71,487	$244,222
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gross profit from reportable segments	$107,360	$103,239	$244,957	$244,222
General and administrative expenses	(21,658)	(30,159)	(46,733)	(65,387)
(Loss) gain on divestitures and impairment charges, net	(3,858)	9,743	(15,904)	2,063
Other operating income, net	1,691	—	585	—

Operating income	83,535	82,823	182,905	180,898
Interest expense	(33,311)	(36,165)	(67,380)	(73,762)
Loss on early extinguishment of debt	—	(12,122)	—	(14,480)
Equity in earnings of unconsolidated subsidiaries	—	5,559	—	6,270
Other income, net	1,945	1,755	3,117	1,138

Income from continuing operations before income taxes	$52,169	$41,850	$118,642	$100,064

     Our geographic area information is as follows:

	United
	States	Foreign	Total
		(In thousands)
Three months ended June 30,
Revenues from external customers:
2008	$492,297	$56,485	$548,782
2007	$519,596	$45,896	$565,492
(Loss) gain on divestitures and impairment charges, net:
2008	$(3,333)	$(525)	$(3,858)
2007	$10,279	$(536)	$9,743
Operating income:
2008	$70,649	$12,886	$83,535
2007	$81,400	$1,423	$82,823
Six months ended June 30,
Revenues from external customers:
2008	$1,011,344	$110,889	$1,122,233
2007	$1,080,888	$92,159	$1,173,047
(Loss) gain on divestitures and impairment charges, net:
2008	$(12,871)	$(3,033)	$(15,904)
2007	$2,576	$(513)	$2,063
Operating income:
2008	$160,378	$22,527	$182,905
2007	$175,610	$5,288	$180,898
14. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$118,312	$127,164	$252,533	$273,898
Cemetery	129,021	128,810	237,453	248,262

Total merchandise revenues	247,333	255,974	489,986	522,160
Services revenues:
Funeral	229,542	236,197	489,052	502,157
Cemetery	47,862	52,703	98,912	109,462

Total services revenues	277,404	288,900	587,964	611,619

Other revenues	24,045	20,618	44,283	39,268

Total revenues	$548,782	$565,492	$1,122,233	$1,173,047

Merchandise costs and expenses:
Funeral	$61,239	$64,278	$129,902	$135,930
Cemetery	58,321	55,357	104,697	102,021

Total cost of merchandise	119,560	119,635	234,599	237,951
Services costs and expenses:
Funeral	113,538	122,335	225,616	241,241
Cemetery	28,170	29,348	55,349	57,184

Total cost of services	141,708	151,683	280,965	298,425

Overhead and other expenses	180,154	190,935	361,712	392,449

Total costs and expenses	$441,422	$462,253	$877,276	$928,825

15. Commitments and Contingencies
Representations and Warranties
     As of June 30, 2008, we have contingent obligations of $36.1 million (of which $26.6 million is reflected in our condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $25.6 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund third-party claims against these representations and warranties in excess of the carrying value of our recorded liability.
     In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation related to these indemnifications is as follows:

		Maximum potential	Carrying
		amount of future	value as of
	Time limit	payments	June 30, 2008
			(In thousands)
Litigation provision	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	15,117
VAT taxes	One month after expiration of the statutory period of limitations	(1)	5,688
Other	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	4,266

Total			$ 25,071
Less: Deductible of majority equity owner			(2,471)

			$ 22,600

(1)	The potential maximum exposure for these three items combined is €60 million or $94.8 million at June 30, 2008.
     During the six months ended June 30, 2008, we released certain value-added tax (VAT) indemnifications and tax reserve liabilities related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we applied certain litigation and other claims against the deductible of the majority owner, and we increased the recorded amount of certain other litigation reserves. These transactions, which after consideration of related foreign currency translation effects resulted in a $1.0 million reduction of our carrying value of the obligation, were recorded in (Loss) gain on divestitures and impairment charges, net in the three and six months ended June 30, 2008.
Litigation
     We are a party to various litigation matters, investigations, and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish accruals we deem appropriate. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
     Conley Investment Counsel v. Service Corporation International, et al.; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division, a consolidation of three cases that were filed in 2003 and 2004 (“2003 Securities Lawsuit”). The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. It is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and gravesites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. No discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.
     Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include the Valls and Garcia lawsuits described in the following paragraphs.
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations with prejudice. Plaintiffs appeal the ruling. The plaintiffs are seeking monetary damages and injunctive relief and have reserved the right to seek leave from the court to claim punitive damages. We cannot quantify our ultimate liability, if any, for the payment of any damages.
     Reyvis Garcia, Alicia Garcia, et al. v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., et al. was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida, Case No.: 04-25646 CA 32. The Garcias are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the Garcias relating to the burial of Eloisa Garcia. The Garcias claimed that due to poor record keeping, maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located. Plaintiffs subsequently filed amended class action complaints and added additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
     Bryant, et al. v. Alderwoods Group, Inc., Service Corporation International, et al.; Case No. 3:07-CV-5696-SI; In the U.S. District Court for the Northern District of California. This lawsuit was filed on November 8, 2007 against SCI and various subsidiaries and individuals. It is related to the Wage and Hour Lawsuit, raising similar claims and brought by the same attorneys. This lawsuit has been transferred to the U.S. District Court for the Western District of Pennsylvania and is now Case No. 08-CV-00891-JFC. We cannot quantify our ultimate liability, if any, in this lawsuit.
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI ; Case No. RG-07359602; In the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims like those previously dismissed in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. 3:08-CV-01184-SI. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
     Ordaz, et al. v. Rose Hills Mortuary, L.P., et al.; Case No. BC 386500; In the Superior Court of the State of California, for the County of Los Angeles. This case was filed on February 28, 2008 as a purported class action against our Rose Hills location asserting claims based on various violations of California law relating to the payment of wages and work hours.
     The ultimate outcome of the matters described above cannot be determined at this time. We intend to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on us, our financial condition, results of operations, and cash flows.
16. Earnings Per Share
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Income from continuing operations (numerator):
Income from continuing operations — basic	$31,774	$12,909	$73,278	$47,626
After tax interest on convertible debt	13	—	25	—

Income from continuing operations — diluted	$31,787	$12,909	$73,303	$47,626

(Loss) income from discontinued operations, net of tax (numerator)	$(377)	$2,209	$(362)	$5,134
Net income (numerator):
Net income — basic	$31,397	$15,118	$72,916	$52,760
After tax interest on convertible debt	13	—	25	—

Net income — diluted	$31,410	$15,118	$72,941	$52,760

Denominator:
Weighted average shares — basic	259,034	290,577	259,919	291,941
Stock options	3,356	5,361	3,543	5,318
Restricted stock	64	186	129	221
Convertible debt	121	—	121	—

Weighted average shares — diluted	262,575	296,124	263,712	297,480

Income from continuing operations per share:
Basic	$.12	$.04	$.28	$.16
Diluted	$.12	$.04	$.28	$.16

Income from discontinued operations per share, net of tax:
Basic	$—	$.01	$—	$.02
Diluted	$—	$.01	$—	$.02

Net income per share:
Basic	$.12	$.05	$.28	$.18
Diluted	$.12	$.05	$.28	$.18

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Antidilutive options	3,526	1,622	1,544	1,559
Antidilutive convertible debentures	52	307	52	312

Total common stock equivalents excluded from computation	3,578	1,929	1,596	1,871

17. Divestiture-Related Activities
     As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Loss) gain on divestitures and impairment charges, net, including adjustments to contingent obligations and other estimated amounts which are recognized in periods subsequent to the period of divestment.
     (Loss) gain on divestitures and impairment charges, net consists of the following for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gain (loss) on divestitures, net	$604	$28,851	$(8,471)	$21,206
Impairment losses	(4,462)	(19,108)	(7,433)	(19,143)

	$(3,858)	$9,743	$(15,904)	$2,063

Assets Held for Sale
     We have committed to a plan to sell certain operating properties. As a result, these properties have been classified as assets held for sale in our June 30, 2008 and December 31, 2007 condensed consolidated balance sheets.
     Net assets held for sale were as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Assets:
Current assets	$1,805	$2,294
Preneed funeral receivables and trust investments	9,624	9,944
Preneed cemetery receivables and trust investments	62,872	64,751
Cemetery property	7,639	9,341
Property and equipment, at cost	12,454	9,968
Deferred charges and other assets	12,003	12,390
Cemetery perpetual care trust investments	16,407	16,232

Total assets	122,804	124,920

Liabilities:
Accounts payable and accrued liabilities	201	149
Deferred preneed funeral revenues	7,913	8,388
Deferred preneed cemetery revenues	65,190	67,141
Other liabilities	144	167
Non-controlling interest in cemetery perpetual care trusts	16,407	16,232

Total liabilities	89,855	92,077

Net assets held for sale	$32,949	$32,843

Discontinued Operations
     As part of the Alderwoods transaction, we acquired an insurance subsidiary that we sold in the third quarter of 2007. Accordingly, the operations of this entity are classified as discontinued operations for the three and six months ended June 30, 2007. In addition, in the second quarter of 2008, we settled an outstanding contingency related to the 2005 divestiture of our operations in Argentina. The loss related to this transaction is included in discontinued operations for the three and six months ended June 30, 2008.
     The results of our discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues	$—	$17,162	$—	$42,626
Costs and other expenses	—	(14,646)	—	(36,448)
Other income	—	916	—	916
Loss on divestitures and impairment charges, net	(572)	—	(557)	—

(Loss) income from discontinued operations before income taxes	(572)	3,432	(557)	7,094
Benefit (provision) for income taxes	195	(1,223)	195	(1,960)

(Loss) income from discontinued operations	$(377)	$2,209	$(362)	$5,134

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2008, we operated 1,328 funeral service locations and 379 cemeteries (including 209 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. As part of the Alderwoods Group, Inc.

(Alderwoods) transaction in the fourth quarter of 2006, we acquired Mayflower National Life Insurance Company (Mayflower), an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
     We currently have approximately $66.1 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.8 billion backlog of future revenues from both trust and insurance funded sales at June 30, 2008, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. In addition, we have approximately $201.3 million in borrowing capacity under our 5-year, $300.0 million revolving credit facility. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. As of June 30, 2008, we were in compliance with all of our debt covenants.
     At June 30, 2008, our current liabilities exceeded our current assets by $15.3 million. We believe our future operating cash flows and available capacity under our credit facility will be adequate to meet our working capital requirements.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Highlights of cash flow for the six months ended June 30, 2008 and 2007 are as follows:
     Operating Activities — Net cash provided by operating activities in the first half of 2008 was $116.5 million compared to $191.6 million in the first half of 2007. Included in the first half of 2008 is a federal tax payment of $90.0 million related to gains on the sale of our equity investment in French operations and other divestitures in late 2007 and $3.3 million of Alderwoods transition costs. Included in the first half of 2007 is $11.4 million of premiums paid on early extinguishment of debt and $19.5 million of Alderwoods transition costs. Net cash provided by operating activities also decreased $12.6 million, or 5.7%, due largely to our sale of Mayflower Insurance Company, which contributed $17.3 million of operating cash from discontinued operations in the first half of 2007.
     Investing Activities — Net cash provided by investing activities decreased $223.8 million in the first half of 2008 compared to the first half of 2007 primarily due to a $201.7 million decrease in proceeds from the sales of businesses in North America and a $21.2 million increase in deposits of restricted funds. In the first half of 2007, we received $214.2 million in proceeds from the sales of businesses in North America driven by the sale of properties in accordance with our consent decree with the FTC.
     Financing Activities — Net cash used in financing activities decreased $54.2 million in the first half of 2008 compared to the same period in 2007 as a $372.2 million decrease in debt payments and a $24.1 million decrease in purchases of the Company’s common stock were partially offset by a $320.6 million decrease in proceeds from the issuance of long-term debt and a $9.6 million reduction in proceeds from the exercise of stock options. Payments of debt in 2008 included a $45.2 million repayment of our 6.5% notes due

March 2008, $9.2 million in other scheduled debt payments, and $12.0 million in payments on capital leases. Payments of debt of $438.6 million in 2007 were due to the acceptance of the tenders of $149.8 million of our 6.50% senior notes due 2008 and $173.8 million of our 7.70% senior notes due 2009, a $100.0 million repayment of our term loan, $2.2 million in scheduled debt payments, and $13.8 million in payments on capital leases.
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

	June 30, 2008	December 31, 2007
	(Dollars in millions)
Preneed funeral	$129.9	$134.9
Preneed cemetery:
Merchandise and services	136.3	148.0
Pre-construction	4.0	6.4

Bonds supporting preneed funeral and cemetery obligations	270.2	289.3

Bonds supporting preneed business permits	5.1	5.4
Other bonds	17.0	8.4

Total surety bonds outstanding	$292.3	$303.1

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2008 and 2007, we had $7.9 million and $10.2 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2008 and 2007, we had $15.8 million and $20.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at June 30, 2008 and December 31, 2007.
     The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2008 and 2007.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$40.5	$37.3	$78.4	$74.8

Sales production (number of contracts)	8,464	8,048	15,973	16,147

Maturities	$51.7	$47.3	$108.2	$103.4

Maturities (number of contracts)	11,651	11,274	23,940	25,281

Cemetery:
Sales production:
Preneed	$110.5	$111.3	$200.5	$203.5
Atneed	63.4	69.8	131.2	144.6

Total sales production	$173.9	$181.1	$331.7	$348.1

Sales production deferred to backlog:
Preneed	$46.2	$49.7	$80.8	$91.7
Atneed	48.8	52.4	99.9	109.0

Total sales production deferred to backlog	$95.0	$102.1	$180.7	$200.7

Revenue recognized from backlog:
Preneed	$37.4	$38.5	$89.2	$80.3
Atneed	52.8	52.8	101.5	104.9

Total revenue recognized from backlog	$90.2	$91.3	$190.7	$185.2

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
     The table below details the North America results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2008 and 2007, and the number of contracts associated with those transactions.

	North America
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$81.6	$68.8	$150.4	$149.5

Sales production (number of contracts)	13,610	11,737	25,203	26,342

General agency revenue	$14.7	$12.0	$26.2	$21.7

Maturities	$58.9	$61.7	$126.7	$129.6

Maturities (number of contracts)	11,329	12,236	24,941	28,060

(1)	Amounts are not included in the unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at June 30, 2008 and December 31, 2007. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which is not included in our condensed consolidated balance sheet) at June 30, 2008 and December 31, 2007. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	North America
	June 30, 2008		December 31, 2007
	Market	Cost	Market	Cost
		(Dollars in billions)
Backlog of trust-funded deferred preneed funeral revenues	$1.64	$1.68	$1.63	$1.63
Backlog of insurance-funded preneed funeral revenues	$3.32	$3.32	$3.36	$3.36

Total backlog of preneed funeral revenues	$4.96	$5.00	$4.99	$4.99

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.29	$1.33	$1.32	$1.31
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$3.32	$3.32	$3.36	$3.36

Total assets associated with backlog of preneed funeral revenues	$4.61	$4.65	$4.68	$4.67

Backlog of deferred cemetery revenues	$1.83	$1.86	$1.78	$1.75

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.25	$1.28	$1.27	$1.25

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
Results of Operations — Three Months Ended June 30, 2008 and 2007
Management Summary
     Key highlights in the second quarter of 2008 were as follows:
•	Revenues decreased $16.7 million, or 3.0%, as a result of significant divestiture activity throughout 2007 which included the sale of approximately 400 locations that generated more than $400 million of proceeds; and

•	despite a difficult economic environment, comparable average revenue per funeral service increased 4.4%. Comparable funeral services performed decreased 2.6%.
Results of Operations
     In the second quarter of 2008, we reported net income of $31.4 million ($.12 per diluted share) compared to net income in the second quarter of 2007 of $15.2 million ($.05 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $4.6 million in the second quarter of 2008 versus a net after-tax loss of $9.7 million in the second quarter of 2007;

•	an after-tax loss from the early extinguishment of debt of $7.0 million in the second quarter of 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $2.7 million in the second quarter of 2007; and

•	after-tax loss from discontinued operations of $0.4 million in the second quarter of 2008 versus after-tax income from discontinued operations of $2.2 million in the second quarter of 2007.

Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2008 and 2007. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2007 and ending June 30, 2008. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results include results from the properties that we acquired in the Alderwoods transaction.

		Less:
		results associated	Less:
		with acquisition/	results associated
Three months ended June 30, 2008	Consolidated	new construction	with divestitures	Comparable
		(Dollars in millions)
North America
Funeral revenue	$361.4	$0.5	$1.0	$359.9
Cemetery revenue	185.5	—	0.3	185.2

	546.9	0.5	1.3	545.1
Germany
Funeral revenue	1.9	—	—	1.9

Total revenues	$548.8	$0.5	$1.3	$547.0

North America
Funeral gross profits	$72.3	$0.1	$(0.7)	$72.9
Cemetery gross profits	35.0	—	—	35.0

	107.3	0.1	(0.7)	107.9
Germany
Funeral gross profits	0.1	—	—	0.1

Total gross profits	$107.4	$0.1	$(0.7)	$108.0

		Less:
		results associated
Three months ended June 30, 2007	Consolidated	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$374.3	$22.9	$351.4
Cemetery revenue	189.6	10.7	178.9

	563.9	33.6	530.3
Germany
Funeral revenue	1.6	—	1.6

Total revenues	$565.5	$33.6	$531.9

North America
Funeral gross profits	$70.5	$(2.8)	$73.3
Cemetery gross profits	32.8	0.7	32.1

	103.3	(2.1)	105.4
Germany
Funeral gross profits	(0.1)	—	(0.1)

Total gross profits	$103.2	$(2.1)	$105.3

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2008 and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	Three months ended June 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Consolidated funeral revenue	$363.3	$375.9
Less: consolidated GA and other revenues	17.3	15.6

Adjusted consolidated funeral revenue	$346.0	$360.3

Consolidated funeral services performed	67,962	74,585
Consolidated average revenue per funeral service	$5,091	$4,831

     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2008 and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Three months ended June 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Comparable funeral revenue	$361.8	$353.0
Less: comparable GA and other revenues	17.1	13.7

Adjusted comparable funeral revenue	$344.7	$339.3

Comparable funeral services performed	67,816	69,661
Comparable average revenue per funeral service	$5,083	$4,871
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $363.3 million in the three months ended June 30, 2008 compared to $375.9 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $22.9 million of revenue in the second quarter of 2008, partially offset by a 5.4% increase in average revenue per funeral service. Comparable funeral revenues increased $8.8 million, or 2.5%, compared to the second quarter of 2007 driven by a 4.4% increase in the average revenue per funeral service and a $3.4 million increase in general agency revenues due to a 20.3% increase in preneed funeral insurance production over the same period in 2007.
Funeral Services Performed
     Our consolidated funeral services performed decreased 6,623, or 8.9%, in the second quarter of 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-strategic assets, which contributed an incremental 4,846 funeral services in the second quarter of 2007. Our comparable funeral services performed decreased 1,845, or 2.6%, primarily due to the implementation of our strategic pricing initiative at former Alderwoods locations discussed below. Our comparable cremation rate of 42.0% in the three months ended June 30, 2008 increased from the 40.7% rate for the same period in 2007.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $260, or 5.4%, in the three months ended June 30, 2008 over the same period of 2007 and our comparable average revenue per funeral service increased 4.4%, or $212 per funeral service. These increases reflect the continued benefits from our strategic pricing initiative, which was implemented at former Alderwoods locations throughout 2007. Pursuant to this strategy, we have realigned our pricing focus away from products to service offerings, reflecting our competitive advantage and concentrating on services that our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services, but has continued to generate significant improvements in average revenue per funeral service and increased profitability.
Funeral Gross Profit
     Consolidated funeral gross profit increased $2.0 million in the second quarter of 2008 compared to the second quarter of 2007 as the decreased revenue levels discussed above were more than offset by variable cost decreases, primarily in merchandise and salary expenses. The consolidated gross margin percentage increased to 19.9% from 18.7%. Gross profit from our comparable funeral locations decreased $0.2 million, or 0.3%, as the increase in revenue described above was more than offset by higher selling costs resulting from increased preneed funeral production, investments in new marketing initiatives, and a $1.8 million increase in energy-related costs in the second quarter of 2008.

Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $4.1 million, or 2.2%, in the second quarter of 2008 compared to the second quarter of 2007. This decrease was due to a $10.4 million decline in revenue from the divestiture of non-strategic assets that was partially offset by an increase in comparable cemetery revenues. Our comparable cemetery revenues of $185.2 million in the second quarter of 2008 increased $6.3 million, or 3.5%, compared to the same period of 2007. This increase is due to increased cemetery sales production and higher property and merchandise recognition rates. These increases were partially offset by a decline in new cemetery property construction revenue as several large non-recurring construction projects were completed in 2007, as well as $2.3 million less in cemetery perpetual care trust fund income.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $2.2 million, or 6.7%, in the second quarter of 2008 compared to the second quarter of 2007 and our comparable cemetery gross profit increased $2.9 million, or 9.0%. Our comparable cemetery gross margin percentage was 18.9% compared to 17.9% in the same period of 2007. We experienced a $4.0 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These margin improvements were offset by increased maintenance costs, including higher energy-related costs and increased commissions due to strong production.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $21.7 million in the second quarter of 2008 compared to $30.2 million in the second quarter of 2007. The $8.5 million decrease is primarily due to $5.6 million of one-time transition and other expenses related to the acquisition of Alderwoods incurred in the second quarter of 2007, as well as a $2.9 million decrease in employee compensation-related expense.
(Loss) Gain on Divestitures and Impairment Charges, Net
     We recognized a $3.9 million net pretax loss in the second quarter of 2008 versus a $9.7 million net pretax gain in the second quarter of 2007 from impairments and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense decreased to $33.3 million in the second quarter of 2008, compared to $36.2 million in the second quarter of 2007 as a result of the repayment of $100.0 million of our term loan in the second quarter of 2007 and $50.0 million of our Series A Senior Notes in the fourth quarter of 2007.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 262.6 million in the second quarter of 2008, compared to 296.1 million in the second quarter of 2007, reflecting share repurchases under our Board-approved share repurchase program.
Results of Operations — Six Months Ended June 30, 2008 and 2007
Management Summary
     Key highlights in the first half of 2008 were as follows:
•	Revenues decreased $50.8 million, or 4.3%, as a result of significant divestiture activity throughout 2007 which included the sale of approximately 400 locations that generated more than $400 million of proceeds; and

•	Despite a difficult economic environment, comparable average revenue per funeral service increased 4.9%; comparable funeral services performed decreased 1.8%.
Results of Operations
     In the first half of 2008, we reported net income of $72.9 million ($.28 per diluted share) compared to net income in the first half of 2007 of $52.8 million ($.18 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $14.2 million in the first half of 2008 versus a net after-tax loss of $18.3 million in the first half of 2007;

•	an after-tax loss from the early extinguishment of debt of $8.4 million in the first half of 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $0.7 million in the first half of 2008 and $9.7 million in the first half of 2007; and

•	after-tax loss from discontinued operations of $0.4 million in the first half of 2008 versus after-tax income from discontinued operations of $5.1 million in the first half of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2008 and 2007.

		Less:
		results associated	Less:
		with acquisition/	results associated
Six months ended June 30, 2008	Consolidated	new construction	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$765.0	$0.7	$2.5	$761.8
Cemetery revenue	353.4	0.1	0.8	352.5

	1,118.4	0.8	3.3	1,114.3

Germany
Funeral revenue	3.8	—	—	3.8

Total revenues	$1,122.2	$0.8	$3.3	$1,118.1

North America
Funeral gross profits	$180.7	$—	$(1.2)	$181.9
Cemetery gross profits	64.0	—	(0.1)	64.1

	244.7	—	(1.3)	246.0

Germany
Funeral gross profits	0.3	—	—	0.3

Total gross profits	$245.0	$—	$(1.3)	$246.3

		Less:
		results associated
Six months ended June 30, 2007	Consolidated	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$795.6	$60.9	$734.7
Cemetery revenue	374.3	23.7	350.6

	1,169.9	84.6	1,085.3

Germany
Funeral revenue	3.1	—	3.1

Total revenues	$1,173.0	$84.6	$1,088.4

North America
Funeral gross profits	$172.7	$5.1	$167.6
Cemetery gross profits	71.5	0.9	70.6

	244.2	6.0	238.2
Germany
Funeral gross profits	—	—	—

Total gross profits	$244.2	$6.0	$238.2

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2008 and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	Six months ended June 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Consolidated funeral revenue	$768.8	$798.7
Less: Consolidated GA and other revenues	31.1	28.6

Adjusted consolidated funeral revenue	$737.7	$770.1

Consolidated funeral services performed	145,348	160,672
Consolidated average revenue per funeral service	$5,075	$4,793
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2008 and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Six months ended June 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Comparable funeral revenue	$765.6	$737.8
Less: Comparable GA and other revenues	31.0	24.6

Adjusted comparable funeral revenue	$734.6	$713.2

Comparable funeral services performed	144,844	147,439
Comparable average revenue per funeral service	$5,072	$4,837
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $768.8 million in the six months ended June 30, 2008 compared to $798.7 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $60.9 million of revenue in the first half of 2008, partially offset by a 5.9% increase in average revenue per funeral service. Comparable funeral revenues increased $27.8 million, or 3.8%, compared to the first half of 2007, driven by a 4.9% increase in the comparable average revenue per funeral service, and a $6.4 million increase in GA revenue due to increased preneed funeral production which more than offset a 1.8% decline in the number of funeral services performed.
Funeral Services Performed
     Our consolidated funeral services performed decreased 15,324, or 9.5%, in the first half of 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-strategic assets, which contributed an incremental 12,841 funeral services in the first half of 2007. Our comparable funeral services performed decreased 2,595, or 1.8%, due to the implementation of our strategic pricing initiative at former Alderwoods locations discussed below. Our comparable cremation rate of 41.3% in the six months ended June 30, 2008 increased from the 41.0% rate for the same period in 2007.

Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $282, or 5.9%, in the six months ended June 30, 2008 over the same period of 2007 and our comparable average revenue per funeral service increased 4.9%, or $235 per funeral service. These increases reflect the continued benefits from our strategic pricing initiative, which was implemented at former Alderwoods locations throughout 2007. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services that our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service and more profitability.
Funeral Gross Profit
     Consolidated funeral gross profit increased $8.3 million in the first half of 2008 compared to the first half of 2007 despite the divestiture of non-strategic assets that contributed an incremental $5.1 million of gross profit in the first half of 2007 compared to the first half of 2008. The consolidated gross margin percentage increased to 23.5% from 21.6%. Gross profit from our comparable funeral locations increased $14.6 million, or 8.7%, primarily as a result of the increase in revenue described above, partially offset by higher selling costs resulting from increased preneed funeral production, investments in new marketing initiatives, due to the previously discussed preneed production, and a $2.6 million increase in energy-related costs.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $20.9 million, or 5.6%, in the first half of 2008 compared to the first half of 2007. This decrease was due to a $23.7 million decline in revenue from the divestiture of non-strategic assets that was partially offset by an increase in comparable cemetery revenues. Our comparable cemetery revenues of $352.5 million in the first half of 2008 increased $1.9 million, or 0.5%, compared to the same period of 2007. This increase was due to an increase in merchandise revenue partially offset by a $1.1 million decrease in cemetery property revenue. This decline in property revenue was driven by $10.8 million recognized in the first half of 2007 from the completion of one-time construction projects primarily at our Rose Hills cemetery which were not repeated in the first half of 2008.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $7.5 million, or 10.5%, in the first half of 2008 compared to the first half of 2007 and our comparable cemetery gross profit decreased $6.5 million, or 9.2%. Our comparable cemetery gross margin percentage was 18.2% compared to 20.1% in the same period of 2007. The lower margin percentage is driven by the $10.8 million of decreased cemetery property construction revenue, which typically generates comparatively higher margins. We experienced a $7.8 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These decreases were more than offset by increased maintenance costs led by higher energy-related costs and increased commissions due to strong preneed sales.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $46.7 million in the first half of 2008 compared to $65.4 million in the first half of 2007. The $18.7 million decrease is primarily due to $16.9 million of one-time transition and other expenses related to the acquisition of Alderwoods incurred in the first half of 2007, as well as a decrease in employee benefit expense.
(Loss) gain on Divestitures and Impairment Charges, Net
     We recognized a $15.9 million net pretax loss in the first half of 2008 versus a $2.1 million net pretax gain in the first half of 2007 from impairments and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.

Interest Expense
     Interest expense decreased to $67.4 million in the first half of 2008, compared to $73.8 million in the first half of 2007 as a result of the repayment of $100 million of our term loan in the first half of 2007 and $50 million of our Series A Senior Notes in the fourth quarter of 2007.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 263.7 million in the first half of 2008, compared to 297.5 million in the first half of 2007, reflecting share repurchases under our Board-approved share repurchase program.
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
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Changes in unrealized gains and/or losses related to these securities are reflected in other comprehensive income and offset by the non-controlling interest in those unrealized gains and/or losses; therefore these gains and/or losses have no impact on our condensed consolidated statement of operations. Certain of these securities have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the securities. These securities represent 3.9% of the total $2.7 billion in securities measured at fair value on a recurring basis as of June 30, 2008.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas and fuel oil), costs of other materials, employee-related costs or other factors.

•	Inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	The possibility that our credit agreement and privately placed debt securities may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the material weaknesses described below, these officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2008. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These additional analyses and procedures included, among other things: (i) expansion of our normal quarter-end closing and testing procedures, (ii) assignment of a dedicated team of personnel to review all account reconciliations, including reconciliations performed by our outsourced accounting functions, and (iii) deployment of significant in-house and external resources to complete our income tax provision and various account reconciliations, ensure posting of all transactions, and perform a detailed review and comprehensive analysis of account balances and reconciliations. Based on the additional analyses and procedures performed, management has determined that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations, and cash flows for the periods presented.
Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts
     As reported in our Form 10-K as of December 31, 2007 we did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of material weaknesses in (a) accounting for income taxes and (b) account reconciliations. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third-party consultants, to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. However, these material weaknesses continue to exist as of June 30, 2008.
Accounting for Income Taxes:
     Our management has implemented the following remediation steps related to our internal control over the calculation of the Company’s income tax provision and related balance sheet accounts:
•	Hired an experienced Managing Director in the first quarter of 2008 to lead the Company’s tax department, with responsibility for direction and oversight of all income tax and other tax functions.

•	Revised the tax department's organizational structure to ensure that the department is staffed with an adequate mix of qualified personnel.

•	Hired experienced tax professionals in all tax director and manager level positions.
Our management is continuing to implement the following remediation steps:
•	The completion of a comprehensive income tax accounting training program for tax and certain finance personnel (scheduled to occur in the third quarter of 2008).

•	The evaluation of existing roles and responsibilities within the tax function to ensure they are staffed by appropriate personnel.

•	The enhancement of standardized documentation and processes related to the income tax provision area, including the review and approval of related journal entries by experienced tax and finance personnel.

•	The evaluation of various software solutions to replace manual processes and spreadsheets used to compute and manage the income tax provision.
Account Reconciliations:
     Our management has implemented the following remediation steps related to our internal control over the timely completion and review of account reconciliations:
•	Created a monitoring function within the Company’s Controller’s organization to review all key account reconciliations.

•	Engaged a third-party advisor to assist our internal subject matter experts in performing an effectiveness review of certain financial processes and related controls, and to make recommendations to management regarding the Company’s organizational structure, control processes control environment.
Our management is continuing to implement the following remediation steps:
•	The provision of training, including continuing professional education regarding the impact and importance of business conduct and internal controls, to all employees involved in the account reconciliations process.

•	The hiring of additional in-house resources and an ongoing commitment to evaluate existing roles and responsibilities within the accounting and finance function, to ensure they are staffed by competent and experienced personnel.

•	The hiring of an experienced supervisor to oversee the account reconciliations remediation process and to monitor the related functions post-remediation.

•	The continued refinement of certain entity-level monitoring controls, first implemented in the third quarter of 2007 to gain visibility into material issues within business functions, in order to achieve the level of precision and operating effectiveness desired by our management.

•	The creation, implementation, and training of new policies relating to account reconciliations and account write-offs, along with the development of standardized templates to ensure consistency.
     The remaining steps outlined above are part of our overall plan to remediate the identified material weaknesses by no later than December 31, 2008. We expect to fully implement these remediation measures and test their operating effectiveness during the second half of 2008.
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
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 except as described below.
Our ability to execute our business plan depends on many factors, many of which are beyond our control.
     In addition to the matters discussed in the Form 10-K under this risk factor, we feel that the following additional matters could affect the execution of our business plan.
•	Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations.
•	Our inability to achieve the levels of cost savings, productivity improvements, or earnings growth anticipated by management could affect our financial performance. For example, higher energy costs, including gasoline and natural gas, have increased our costs and negatively impacted our margins. Higher commodity prices for copper, bronze and other raw materials have increased costs associated with some of our cemetery products.
•	Our inability to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance.
     Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 30, 2008, we issued 609 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of June 30, 2008, the aggregate purchases pursuant to our share repurchase program totaled $947.9 million. As of June 30, 2008, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $66.1 million. Pursuant to the program, we repurchased shares of our common stock during the first half of 2008 as set forth in the table below.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
April 1, 2008 — April 30, 2008	73,800	10.33	73,800	108,230,346
May 1, 2008 — May 31, 2008	900,000	11.05	900,000	98,289,486
June 1, 2008 — June 30, 2008	3,021,129	10.65	3,021,129	66,128,544

	3,994,929		3,994,929
Item 4. Submission of Matters to a Vote of Security Holders
     On May 14, 2008, we held our annual meeting of shareholders and elected four directors. The shares voting on the director nominees were cast as follows:

Nominee	Votes for	Abstentions or votes withheld
Thomas L. Ryan	225,718,632	2,023,825
Malcolm Gillis	216,556,871	11,185,586
Clifton H. Morris, Jr.	215,970,558	11,771,899
W. Blair Waltrip	225,603,568	2,138,889
     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008. The share voting were cast as follows:

Votes for	Votes against	Abstentions or votes withheld	Broker non-votes
225,839,143	1,693,361	209,953	0
Item 5. Other Information
     On July 28, 2008, our preferred share purchase rights plan expired by its terms.
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

August 8, 2008	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.