Form 10-Q
period 2008-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2008-11-10
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 5, 2008 was 255,602,747 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$516,439	$539,334	$1,638,672	$1,712,381
Costs and expenses	(434,370)	(436,819)	(1,311,646)	(1,365,644)

Gross profit	82,069	102,515	327,026	346,737
General and administrative expenses	(16,107)	(32,069)	(62,840)	(97,456)
(Loss) gain on divestitures and impairment charges, net	(12,819)	4,886	(28,723)	6,949
Hurricane expense, net	(4,313)	—	(4,313)	—
Other operating income, net	—	—	585	—

Operating income	48,830	75,332	231,735	256,230
Interest expense	(33,222)	(38,090)	(100,602)	(111,852)
Loss on early extinguishment of debt	—	—	—	(14,480)
Interest income	996	4,254	4,369	8,324
Equity in earnings of unconsolidated subsidiaries	—	2,460	—	8,730
Other expense, net	(805)	(1,049)	(1,061)	(3,981)

Income from continuing operations before income taxes	15,799	42,907	134,441	142,971
Provision for income taxes	(1,160)	(14,062)	(46,524)	(66,500)

Income from continuing operations	14,639	28,845	87,917	76,471
(Loss) income from discontinued operations (net of income tax provision (benefit) of $0, $2,223, $(195), and $4,183, respectively)	—	(675)	(362)	4,459

Net income	$14,639	$28,170	$87,555	$80,930

Basic earnings per share:
Income from continuing operations	$.06	$.10	$.34	$.26
Income from discontinued operations, net of tax	—	—	—	.02

Net income	$.06	$.10	$.34	$.28

Diluted earnings per share:
Income from continuing operations	$.06	$.10	$.33	$.26
Income from discontinued operations, net of tax	—	—	—	.01

Net income	$.06	$.10	$.33	$.27

Basic weighted average number of shares	256,788	284,511	258,868	289,437

Diluted weighted average number of shares	259,835	289,597	262,482	294,848

Dividends declared per share	$.04	$.03	$.12	$.09

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$171,903	$168,594
Receivables, net	90,469	113,793
Inventories	32,635	36,203
Income tax receivable	95,303	1,426
Deferred tax asset	73,018	73,182
Current assets held for sale	1,747	2,294
Other	15,205	25,835

Total current assets	480,280	421,327

Preneed funeral receivables and trust investments	1,342,211	1,434,403
Preneed cemetery receivables and trust investments	1,301,873	1,428,057
Cemetery property, at cost	1,456,199	1,451,666
Property and equipment, net	1,566,689	1,569,534
Non-current assets held for sale	123,312	122,626
Goodwill	1,216,748	1,198,153
Deferred charges and other assets	455,499	400,734
Cemetery perpetual care trust investments	813,857	905,744

	$8,756,668	$8,932,244

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$333,201	$343,392
Current maturities of long-term debt	56,271	36,594
Current liabilities held for sale	258	149
Income taxes	—	46,305

Total current liabilities	389,730	426,440

Long-term debt	1,835,838	1,820,106
Deferred preneed funeral revenues	575,558	526,668
Deferred preneed cemetery revenues	778,861	753,876
Deferred income taxes	237,481	140,623
Non-current liabilities held for sale	96,265	91,928
Other liabilities	369,779	383,642
Non-controlling interest in funeral and cemetery trusts	2,192,401	2,390,288
Non-controlling interest in cemetery perpetual care trusts	829,348	906,590
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 257,823,110 and 262,858,169 issued and outstanding (net of 8,905,863 and 1,961,300 treasury shares, at par, respectively)	257,823	262,858
Capital in excess of par value	1,810,368	1,874,600
Accumulated deficit	(736,284)	(797,965)
Accumulated other comprehensive income	119,500	152,590

Total stockholders’ equity	1,451,407	1,492,083

	$8,756,668	$8,932,244

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$87,555	$80,930
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	362	(4,459)
Loss on early extinguishment of debt	—	14,480
Premiums paid on early extinguishment of debt	—	(11,368)
Depreciation and amortization	102,350	109,526
Amortization of cemetery property	23,824	24,983
Amortization of loan costs	2,718	5,202
Provision for doubtful accounts	6,768	7,753
Provision for deferred income taxes	94,107	20,798
Loss (gain) on divestitures and impairment charges, net	28,723	(6,949)
Share-based compensation	7,626	7,898
Excess tax benefits from share-based awards	(3,219)	(5,159)
Equity in earnings of unconsolidated subsidiaries	—	(8,730)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	7,786	(7,027)
Increase in other assets	(71,977)	(4,299)
(Decrease) increase in payables and other liabilities	(92,603)	33,436
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	8,605	27,236
Increase in deferred preneed funeral revenue	23,229	38,854
Decrease in funeral non-controlling interest	(25,284)	(50,013)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	29,734	41,811
Increase in deferred preneed cemetery revenue	23,186	32,092
Decrease in cemetery non-controlling interest	(19,596)	(36,228)
Other	(578)	580

Net cash provided by operating activities from continuing operations	233,316	311,347
Net cash provided by operating activities from discontinued operations	—	17,279

Net cash provided by operating activities	233,316	328,626
Cash flows from investing activities:
Capital expenditures	(108,324)	(113,607)
Proceeds from divestitures and sales of property and equipment	19,221	314,255
Acquisitions	(8,545)	(3,308)
Net deposits of restricted funds and other	(21,476)	(236)

Net cash (used in) provided by investing activities from continuing operations	(119,124)	197,104
Net cash provided by (used in) investing activities from discontinued operations	858	(8,546)

Net cash (used in) provided by investing activities	(118,266)	188,558
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	72,807	398,996
Debt issuance costs	—	(6,443)
Payments of debt	(54,403)	(3,043)
Principal payments on capital leases	(18,550)	(22,060)
Early extinguishment of debt	—	(422,545)
Purchase of Company common stock	(79,470)	(211,082)
Proceeds from exercise of stock options	6,097	19,373
Excess tax benefits from share-based awards	3,219	5,159
Payments of dividends	(31,166)	(26,265)
Bank overdrafts and other	(8,624)	(829)

Net cash used in financing activities from continuing operations	(110,090)	(268,739)
Net cash used in financing activities from discontinued operations	—	(2,113)

Net cash used in financing activities	(110,090)	(270,852)
Effect of foreign currency on cash and cash equivalents	(1,651)	1,526

Net increase in cash and cash equivalents	3,309	247,858
Cash and cash equivalents at beginning of period	168,594	39,880

Cash and cash equivalents at end of period	$171,903	$287,738

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
			Treasury	Capital in		other
	Outstanding	Common	stock, par	excess of	Accumulated	comprehensive
	shares	stock	value	par value	deficit	income	Total
Balance at December 31, 2007	262,858	$264,819	$(1,961)	$1,874,600	$(797,965)	$152,590	$1,492,083
Cumulative effect of accounting change					(3,265)		(3,265)
Net income					87,555		87,555
Dividends declared on common stock ($.12 per share)				(30,921)			(30,921)
Other comprehensive loss						(33,090)	(33,090)
Employee share-based compensation earned				6,917			6,917
Stock option exercises	1,617	1,617		4,480			6,097
Restricted stock awards, net of forfeitures and other	354	293	61	355			709
Tax benefit related to share-based awards				4,792			4,792
Purchase of Company stock	(7,006)		(7,006)	(49,855)	(22,609)		(79,470)

Balance at September 30, 2008	257,823	$266,729	$(8,906)	$1,810,368	$(736,284)	$119,500	$1,451,407

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
     We divested 70% of Kenyon International Emergency Services (Kenyon), a company that specializes in providing disaster management services in mass fatality incidents, in the fourth quarter of 2007. Kenyon’s results are included in our funeral operations segment through the date of the sale. In the fourth quarter of 2006, as part of our strategy to enhance our position as North America’s premier funeral and cemetery provider, we acquired Alderwoods Group, Inc. (Alderwoods). As part of the Alderwoods transaction, we acquired an insurance business that we sold in the third quarter of 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our condensed consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral trusts, cemetery merchandise and services trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of our results for these periods. Our condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications and Prior Period Items
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, financial condition, or cash flows.
     In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments related to prior accounting periods during the three and nine months ended September 30, 2008. These adjustments were not quantitatively or qualitatively material to our condensed consolidated financial statements for the three or nine months ended September 30, 2008, nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. The net impact of these adjustments was a decrease to our pre-tax income in the amount of $2.1 million and $4.4 million for the three and nine months ended September 30, 2008, respectively.

Use of Estimates in the Preparation of Financial Statements
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K for the year ended December 31, 2007. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
Goodwill
     We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there might be impairment. We will perform our annual review of goodwill during the fourth quarter of 2008 in accordance with our accounting policy. If market conditions continue to deteriorate, this could increase the likelihood of recording an impairment charge in the future to the extent that the book value, including goodwill, exceeds the estimated fair value of a reporting unit.
3. Recently Issued Accounting Standards
Disclosures about Credit Derivatives
In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Statement of Financial Accounting Standards (SFAS) No. 133-1 and FASB Interpretation (FIN) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN No. 45; and Clarification of Effective Date of SFAS No. 161” (FSP 133-1). FSP 133-1 requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instruments and requires additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
Sales of Real Estate
In July 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-06 “Accounting for Sale of Real Estate Subject to the Requirements of SFAS No. 66” (EITF 07-06). EITF 07-06 provides clarification whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS No. 66, “Accounting for Sales of Real Estate.” The provisions of EITF 07-06 are effective for new arrangements entered into and assessments performed in fiscal years beginning after December 15, 2007. The adoption of this statement has not had a material impact on our consolidated financial statements. The future impact of adopting EITF 07-06 will be dependent on sales of real estate, if any, that we may pursue.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.
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

Non-controlling Interests
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
Split-Dollar Life Insurance Agreements
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining the liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement. We adopted the provisions of EITF 06-10 effective January 1, 2008. As a result of our adoption, we recorded a $3.3 million cumulative-effect adjustment which increased our Accumulated deficit as of January 1, 2008.
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
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1. “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and its related accounting pronouncements that address leasing transactions. FSP 157-2 provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our financial assets and liabilities that are measured on a recurring basis at fair value, effective January 1, 2008. These financial assets include the investments of our funeral, cemetery, and cemetery perpetual care trusts. For additional disclosures required by SFAS 157 for these assets, see Notes 4 through 6 to our condensed consolidated financial statements.
     In October 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP SFAS 157-3), which clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. We adopted FSP SFAS 157-3 effective with the preparation of our financial statements for the quarter ended September 30, 2008. The adoption of FSP SFAS 157-3 had no impact on our consolidated results of operations, financial position or cash flows.
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
     The table below sets forth the investment-related activities associated with our preneed funeral trusts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Deposits	$26,187	$20,753	$70,959	$66,118
Withdrawals	24,528	37,821	95,039	111,971
Purchases of available-for-sale securities	116,264	341,986	306,035	653,921
Sales of available-for-sale securities	76,922	379,659	311,517	575,127
Realized gains from sales of available-for-sale securities	7,535	54,926	37,844	87,677
Realized losses from sales of available-for-sale securities	8,078	10,781	34,968	22,851
     The components of Preneed funeral receivables and trust investments in our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$787,585	$848,195
Cash and cash equivalents	125,850	194,728
Insurance-backed fixed income securities	222,298	201,258
Receivables from customers	242,558	225,905
Unearned finance charge	(6,212)	(5,961)

	1,372,079	1,464,125
Allowance for cancellation	(29,868)	(29,722)

Preneed funeral receivables and trust investments	$1,342,211	$1,434,403

     The cost and market values associated with our funeral trust investments recorded at fair market value at September 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our funeral trust investments, in the aggregate, was 87% and 101% of the related cost basis of such investments as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
	(In thousands)
Fixed income securities:
U.S. Treasury	$60,504	$180	$(7,777)	$52,907
Foreign government	103,003	617	(638)	102,982
Corporate	19,246	98	(468)	18,876
Mortgage-backed	18,594	60	(2,990)	15,664
Asset-backed	20	—	—	20
Equity securities:
Common stock	383,861	4,978	(61,674)	327,165
Mutual funds:
Equity	111,327	227	(19,428)	92,126
Fixed income	166,758	732	(22,609)	144,881
Private equity and other	43,016	2,152	(7,642)	37,526

Trust investments	$906,329	$9,044	$(123,226)	$792,147

Less: Assets associated with businesses held for sale				(4,562)

				$787,585

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
	(In thousands)
Fixed income securities:
U.S. Treasury	$79,430	$630	$(378)	$79,682
Foreign government	60,330	344	(440)	60,234
Corporate	14,937	206	(233)	14,910
Mortgage-backed	2,670	53	(17)	2,706
Asset-backed	33	—	—	33
Equity securities:
Preferred stock	1,581	36	(23)	1,594
Common stock	378,628	12,415	(6,131)	384,912
Mutual funds:
Equity	127,606	3,991	(2,246)	129,351
Fixed income	140,857	3,005	(1,612)	142,250
Private equity and other	43,820	2,815	(5,297)	41,338

Trust investments	$849,892	$23,495	$(16,377)	$857,010

Less: Assets associated with businesses held for sale				(8,815)

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
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $3.5 million decrease in the fair value of our private equity investments held by the funeral trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption we recorded the decrease and a corresponding increase for the non-controlling interest in funeral trust investments in Other Comprehensive Income in our condensed consolidated balance sheet. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Recently Issued Accounting Standards above) and determined that no additional adjustments to fair value were required.
     The inputs into the fair value of our market-based funeral trust investments are categorized as follows:

	September 30, 2008
	Quoted	Significant
	market prices	other	Significant
	in active	observable	unobservable	Fair market
	markets (Level 1)	inputs (Level 2)	inputs (Level 3)	value
	(In thousands)
Trust investments	$564,172	$190,449	$37,526	$792,147

The change in our market-based funeral trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008				$37,865
Total unrealized losses included in other comprehensive income (a)				(229)
Purchases, sales, contributions, and distributions, net				(110)

Fair market value, September 30, 2008				$37,526

(a)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.
     Maturity dates of our fixed income securities range from 2008 to 2038. Maturities of fixed income securities included in trust investments, at market, at September 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$81,593
Due in one to five years	45,527
Due in five to ten years	40,183
Thereafter	23,146

$190,449

     Earnings from all trust investments are recognized in current funeral revenues when a service is performed, merchandise is delivered, or upon cancellation of the funeral contract. Only the amount we are entitled to retain is recognized when a contract is canceled. Recognized earnings (realized and unrealized) related to these trust investments were $10.1 million and $11.2 million for the three months ended September 30, 2008 and 2007, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $31.2 million and $33.3 million for the nine months ended September 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by the non-controlling interest in funeral trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at September 30, 2008, we recorded a $1.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $3.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in funeral trust investments.
5. Preneed Cemetery Activities
     Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. When we, as the primary beneficiary, receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Non-controlling interest in funeral and cemetery trusts. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed cemetery trusts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Deposits	$29,602	$30,077	$84,914	$89,314
Withdrawals	30,360	40,108	103,099	121,313
Purchases of available-for-sale securities	119,727	448,334	754,276	805,364
Sales of available-for-sale securities	94,052	461,269	341,284	664,846
Realized gains from sales of available-for-sale securities	11,462	65,959	34,876	102,296
Realized losses from sales of available-for-sale securities	8,561	10,874	38,372	23,290
     The components of Preneed cemetery receivables and trust investments in our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$898,433	$759,215
Cash and cash equivalents	140,716	399,301
Receivables from customers	347,243	351,409
Unearned finance charges	(49,274)	(47,527)

	1,337,118	1,462,398
Allowance for cancellation	(35,245)	(34,341)

Preneed cemetery receivables and trust investments	$1,301,873	$1,428,057

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at September 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our cemetery trust investments, in the aggregate, was 87% and 104% of the related cost basis of such investments as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
	(In thousands)
Fixed income securities:
U.S. Treasury	$51,627	$39	$(7,246)	$44,420
Foreign government	14,783	47	(159)	14,671
Corporate	11,176	73	(369)	10,880
Mortgage-backed	16,206	12	(2,276)	13,942
Equity securities:
Common stock	536,945	7,142	(78,368)	465,719
Mutual funds:
Equity	235,536	1,573	(34,677)	202,432
Fixed income	212,308	396	(27,059)	185,645
Private equity and other	27,351	942	(5,141)	23,152

Trust investments	$1,105,932	$10,224	$(155,295)	$960,861

Less: Assets associated with businesses held for sale				(62,428)

				$898,433

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	gains	losses	value
	(In thousands)
Fixed income securities:
U.S. Treasury	$19,371	$899	$(205)	$20,065
Foreign government	14,016	296	—	14,312
Corporate	17,297	452	(90)	17,659
Equity securities:
Preferred stock	2,979	144	(33)	3,090
Common stock	402,028	20,923	(5,956)	416,995
Mutual funds:
Equity	182,214	12,905	(2,861)	192,258
Fixed income	126,728	5,535	(1,185)	131,078
Private equity and other	26,124	2,103	(3,493)	24,734

Trust investments	$790,757	$43,257	$(13,823)	$820,191

Less: Assets associated with businesses held for sale				(60,976)

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
     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $2.9 million decrease in the fair value of our private equity investments held by the cemetery merchandise and service trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption we recorded the decrease and a corresponding increase for the non-controlling interest in cemetery trust investments in Other Comprehensive Income in our condensed consolidated balance sheet. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Recently Issued Accounting Standards above) and determined that no additional adjustments to fair value were required.
     The inputs into the fair value of our market-based cemetery trust investments are categorized as follows:

September 30, 2008
Quoted
	market prices	Significant	Significant
	in active	other observable	unobservable inputs	Fair market
	markets (Level 1)	inputs (Level 2)	(Level 3)	value
(In thousands)
Trust investments	$853,796	$83,913	$23,152	$960,861
     The change in our market-based cemetery trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$21,809
Total unrealized gains included in other comprehensive income (a)	2,994
Purchases, sales, contributions, and distributions, net	(1,651)

Fair market value, September 30, 2008	$23,152

(a)	All gains (losses) recognized in other comprehensive income for cemetery trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in funeral and cemetery trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.
     Maturity dates of our fixed income securities range from 2008 to 2038. Maturities of fixed income securities at September 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$2,646
Due in one to five years	28,568
Due in five to ten years	27,766
Thereafter	24,933

$83,913

     Earnings from all trust investments are recognized in current cemetery revenues when the service is performed, the merchandise is delivered, or upon cancellation of the cemetery contract. Only the amount we are entitled to retain is recognized when a contract is canceled. Recognized earnings (realized and unrealized) related to these trust investments were $1.4 million and $8.9 million for the three months ended September 30, 2008 and 2007, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $11.0 million and $18.7 million for the nine months ended September 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by the non-controlling interest in cemetery trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at September 30, 2008, we recorded a $2.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $3.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery trust investments.
6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. As the primary beneficiary of the trusts, we consolidate the cemetery perpetual care trust investments and record a corresponding amount into Non-controlling interest in cemetery perpetual care trusts. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our cemetery perpetual care trusts:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Deposits	$5,715	$5,738	$17,650	$20,317
Withdrawals	8,696	4,247	23,153	22,947
Purchases of available-for-sale securities	43,055	405,592	159,923	632,891
Sales of available-for-sale securities	52,899	247,279	178,648	341,411
Realized gains from sales of available-for-sale securities	1,529	6,558	11,881	30,990
Realized losses from sales of available-for-sale securities	2,591	5,718	16,222	11,935
     The components of Cemetery perpetual care trust investments in our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Trust investments, at market	$744,307	$817,228
Cash and cash equivalents	69,550	88,516

Cemetery perpetual care trust investments	$813,857	$905,744

     The cost and market values associated with our market-based trust investments held in cemetery perpetual care trusts recorded at fair market value at September 30, 2008 and December 31, 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities and cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our cemetery perpetual care trust investments, in the aggregate, was 89% and 100% of the related cost basis of such investments as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008
		Unrealized	Unrealized	Fair market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,275	$720	$(415)	$5,580
Foreign government	24,342	71	(269)	24,144
Corporate	44,194	138	(3,761)	40,571
Mortgage-backed	3,749	9	(425)	3,333
Equity securities:
Preferred stock	3,229	344	(443)	3,130
Common stock	128,702	2,386	(15,195)	115,893
Mutual funds:
Equity	98,658	115	(12,719)	86,054
Fixed income	513,588	488	(60,970)	453,106
Private equity and other	35,919	1,528	(4,776)	32,671

Cemetery perpetual care trust investments	$857,656	$5,799	$(98,973)	$764,482

Less: Assets associated with businesses held for sale				(20,175)

				$744,307

	December 31, 2007
		Unrealized	Unrealized	Fair market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,647	$703	$(1)	$3,349
Foreign government	25,065	789	(13)	25,841
Corporate	42,437	225	(555)	42,107
Mortgage-backed	348	7	—	355
Equity securities:
Preferred stock	2,403	13	(58)	2,358
Common stock	128,815	3,501	(2,840)	129,476
Mutual funds:
Equity	44,221	1,208	(1,003)	44,426
Fixed income	555,509	3,256	(10,714)	548,051
Private equity and other	34,894	3,145	(542)	37,497

Cemetery perpetual care trust investments	$836,339	$12,847	$(15,726)	$833,460

Less: Assets associated with businesses held for sale				(16,232)

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

     The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Our private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $4.9 million decrease in the fair value of our private equity investments held by the cemetery perpetual care trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption we recorded the decrease and a corresponding increase for the non-controlling interest in cemetery perpetual care trust investments in Other Comprehensive Income in our condensed consolidated balance sheet. Such private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Recently Issued Accounting Standards above) and determined that no additional adjustments to fair value were required.
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

September 30, 2008
Quoted
	market prices	Significant	Significant
	in active	other observable	unobservable inputs	Fair market
	markets (Level 1)	inputs (Level 2)	(Level 3)	value
(In thousands)
Trust investments	$655,053	$76,758	$32,671	$764,482
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$32,644
Total unrealized gains included in other comprehensive income (a)	4,341
Purchases, sales, contributions, and distributions, net	(4,314)

Fair market value, September 30, 2008	$32,671

(a)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to non-controlling interest holders and are offset by a corresponding increase (decrease) in Non-controlling interest in cemetery perpetual care trusts. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.
     Maturity dates of our fixed income securities range from 2008 to 2038. Maturities of fixed income securities at September 30, 2008 are estimated as follows:

Market
(In thousands)
Due in one year or less	$3,165
Due in one to five years	38,001
Due in five to ten years	14,369
Thereafter	18,093

$73,628

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.5 million and $10.3 million for the three months ended September 30, 2008 and 2007, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $29.5 million and $35.6 million for the nine months ended September 30, 2008 and 2007, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment are recognized as investment losses and offset by the non-controlling interest in cemetery perpetual care trust investments in Other income, net in our condensed consolidated statement of operations. As a result of our most recent review at September 30, 2008, we recorded a $0.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. See Note 7 to the condensed consolidated financial statements for further information related to our non-controlling interest in cemetery perpetual care trust investments.

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
     The components of Non-controlling interest in funeral and cemetery trusts and Non-controlling interest in cemetery perpetual care trusts in our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 are detailed below.

	September 30, 2008			September 30, 2008
	Preneed	Preneed		Cemetery
	funeral	cemetery	Total	perpetual care
	(In thousands)
Trust investments, at market value	$787,585	$898,433	$1,686,018	$744,307
Cash and cash equivalents	125,850	140,716	266,566	69,550
Insurance-backed fixed income securities	222,298	—	222,298	—
Accrued trust operating payable, deferred tax assets, and other	8,415	9,104	17,519	15,491

Non-controlling interest	$1,144,148	$1,048,253	$2,192,401	$829,348

	December 31, 2007			December 31, 2007
	Preneed	Preneed		Cemetery
	funeral	cemetery	Total	perpetual care
	(In thousands)
Trust investments, at market value	$848,195	$759,215	$1,607,410	$817,228
Cash and cash equivalents	194,728	399,301	594,029	88,516
Insurance-backed fixed income securities	201,258	—	201,258	—
Accrued trust operating payable, deferred tax assets, and other	(3,737)	(8,672)	(12,409)	846

Non-controlling interest	$1,240,444	$1,149,844	$2,390,288	$906,590

Other Expense, Net
     The components of Other expense, net in our condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 are detailed below. See Notes 4 through 6 to the condensed consolidated financial statements for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three months ended September 30, 2008
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
	(In thousands)
Realized gains	$7,535	$11,462	$1,529	$—	$20,526
Realized losses (1)	(9,342)	(10,860)	(2,932)	—	(23,134)
Interest, dividend, and other ordinary income	4,798	5,058	7,823	—	17,679
Trust expenses and income taxes	(1,889)	(2,633)	439	—	(4,083)

Net trust investment income	1,102	3,027	6,859	—	10,988
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(1,102)	(3,027)	—	—	(4,129)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(6,859)	—	(6,859)

Total non-controlling expense	(1,102)	(3,027)	(6,859)	—	(10,988)
Other expense, net	—	—	—	(805)	(805)

Total other expense, net	$—	$—	$—	$(805)	$(805)

	Nine months ended September 30, 2008
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
	(In thousands)
Realized gains	$37,844	$34,876	$11,881	$—	$84,601
Realized losses (1)	(36,232)	(40,671)	(16,563)	—	(93,466)
Interest, dividend, and other ordinary income	25,085	21,796	26,199	—	73,080
Trust expenses and income taxes	(10,960)	(18,027)	(2,483)	—	(31,470)

Net trust investment income (loss)	15,737	(2,026)	19,034	—	32,745
Interest (expense) income related to non-controlling interest in funeral and cemetery trust investments	(15,737)	2,026	—	—	(13,711)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(19,034)	—	(19,034)

Total non-controlling interest (expense) income	(15,737)	2,026	(19,034)	—	(32,745)
Other expense, net	—	—	—	(1,061)	(1,061)

Total other expense, net	$—	$—	$—	$(1,061)	$(1,061)

	Three months ended September 30, 2007
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
	(In thousands)
Realized gains	$54,926	$65,959	$6,558	$—	$127,443
Realized losses	(10,781)	(10,874)	(5,718)	—	(27,373)
Interest, dividend, and other ordinary income	5,749	10,530	8,090	—	24,369
Trust expenses and income taxes	(2,036)	(2,962)	(630)	—	(5,628)

Net trust investment income	47,858	62,653	8,300	—	118,811
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(47,858)	(62,653)	—	—	(110,511)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(8,300)	—	(8,300)

Total non-controlling interest expense	(47,858)	(62,653)	(8,300)	—	(118,811)
Other expense, net	—	—	—	(1,049)	(1,049)

Total other expense, net	$—	$—	$—	$(1,049)	$(1,049)

	Nine months ended September 30, 2007
			Cemetery
	Funeral	Cemetery	perpetual
	trusts	trusts	care trusts	Other, net	Total
	(In thousands)
Realized gains	$87,677	$102,296	$30,990	$—	$220,963
Realized losses (2)	(26,418)	(26,493)	(13,101)	—	(66,012)
Interest, dividend, and other ordinary income	17,400	25,223	30,409	—	73,032
Trust expenses and income taxes	(7,415)	(11,353)	(3,017)	—	(21,785)

Net trust investment income	71,244	89,673	45,281	—	206,198
Interest expense related to non-controlling interest in funeral and cemetery trust investments	(71,244)	(89,673)	—	—	(160,917)
Interest expense related to non-controlling interest in cemetery perpetual care trust investments	—	—	(45,281)	—	(45,281)

Total non-controlling interest expense	(71,244)	(89,673)	(45,281)	—	(206,198)
Other expense, net	—	—	—	(3,981)	(3,981)

Total other expense, net	$—	$—	$—	$(3,981)	$(3,981)

(1)	Realized losses include impairment charges for other-than-temporary declines in fair value of $1.3 million for funeral trusts, $2.3 million for cemetery trusts, and $0.3 million for cemetery perpetual care trusts. See Notes 4 through 6 for additional information.

(2)	Realized losses include impairment charges for other-than-temporary declines in fair value of $3.5 million for funeral trusts, $3.2 million for cemetery trusts, and $1.2 million for cemetery perpetual care trusts. See Notes 4 through 6 for additional information.
8. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period that the specific item occurs. Discrete items include such events as accrual true-ups to tax returns, tax audit settlements, and other infrequent or unusual events occurring in a given quarter. For the three and nine month periods ended September 30, 2008, the effective tax rate is 7.3% and 34.6%, respectively. The effective tax rates were lower than the 35% federal statutory rate primarily due to the implementation of tax planning strategies and the release of contingent tax liabilities associated with returns that are barred from adjustment by the taxing authorities due to the expiration of statute limitations during the quarter.
     We expect to receive a partial refund of our 2007 federal income tax estimated payments in the fourth quarter of 2008. We currently expect the refund to be approximately $95 million. We expect to file our 2007 U.S. federal income tax return in the fourth quarter of 2008. The tax return filing date was extended by the Internal Revenue Service to provide relief to companies that were impacted by Hurricane Ike.
     At September 30, 2008 we had approximately $142 million of gross unrecognized tax benefits. If all unrecognized tax benefits were recognized, approximately $37 million would impact our effective tax rate in future periods. The unrecognized tax benefit amounts have decreased from the balance at December 31, 2007 as a result of the impact of the release of various unrecognized tax benefits that became statute-barred in the third quarter of 2008 in the amount of $6.6 million and the accrual of additional reserves of $0.8 million.
     We file numerous federal, state and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of the multi-jurisdictional audits will be settled by December 31, 2008 and if favorably resolved could result in a significant reduction in the amount of our unrecognized tax benefits.
9. Debt
     Debt as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
6.5% notes due March 2008	$—	$45,209
7.7% notes due April 2009	28,731	28,731
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	200,000
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	200,000
Revolving credit facility due November 2011	45,000	—
Series B senior notes due November 2011	150,000	150,000
Convertible debentures, maturities through 2013, fixed interest rates at 5.00% conversion prices from $13.02 to $50.00 per share	4,175	4,175
Obligations under capital leases	112,534	112,507
Mortgage notes and other debt, maturities through 2050	50,855	15,742
Unamortized pricing discounts and other	(4,813)	(5,291)

Total debt	$1,892,109	$1,856,700
Less current maturities	(56,271)	(36,594)

Total long-term debt	$1,835,838	$1,820,106

     Current maturities of debt at September 30, 2008 primarily consisted of capital leases and our 7.7% Notes due April 2009. Our consolidated debt had a weighted average interest rate of 6.78% at September 30, 2008 and 7.09% at December 31, 2007. Approximately 86% and 89% of our total debt had a fixed interest rate at September 30, 2008 and December 31, 2007, respectively.
Revolving Credit Facility
     Our revolving credit facility matures in November 2011 and provides a total lending commitment of $300.0 million, including a sublimit of $175.0 million for letters of credit. In March 2008, we utilized $45.0 million of the credit facility to repay our 6.5% notes due March 2008. As of September 30, 2008, we have also used the credit facility to support $53.7 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $98.7 million at September 30, 2008. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. We also pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Issuances and Additions
     During the nine months ended September 30, 2008, we entered into loan agreements with financial institutions totaling $41.0 million. The proceeds, which are included in mortgage notes and other debt, were used for deposits related to certain transportation vehicles.
     In the second quarter of 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing the indebtedness and certain sale-leaseback transactions. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009 as further discussed below and for general corporate purposes.
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
Capital Leases
     During the nine months ended September 30, 2008 and 2007, we acquired $21.3 million and $27.8 million, respectively, of transportation vehicles and other assets using capital leases.

10. Retirement Plans
     The components of net periodic pension plan benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Interest cost on projected benefit obligation	$507	$860	$1,292	$5,026
Actual loss (return) on plan assets	—	323	—	(1,612)
Amortization of prior service cost	—	46	—	138
Plan dissolution and other	—	5,089	—	5,089

	$507	$6,318	$1,292	$8,641

     During the third quarter of 2007, we initiated the dissolution of our SCI Cash Balance Plan by making distributions out of the plan assets of $51.6 million. These distributions reduced both plan assets and our accumulated benefit obligation. In connection with this dissolution process, we recognized $5.1 million in non-cash charges.
11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2008:

Nine months ended
Assumptions	September 30, 2008
Dividend yield	1.3%
Expected volatility	45.9%
Risk-free interest rate	2.9%
Expected holding period	5.7 years
Stock Options
     The following table sets forth stock option activity for the nine months ended September 30, 2008:

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2007	13,568,445	$6.25
Granted	1,434,143	11.58
Exercised	(1,617,202)	3.77
Expired	(7,263)	29.82
Canceled	(85,700)	10.72

Outstanding at September 30, 2008	13,292,423	$7.09

Exercisable at September 30, 2008	10,016,549	$5.88

     As of September 30, 2008, the unrecognized compensation expense related to stock options of $9.8 million is expected to be recognized over a weighted average period of 2.0 years.

Restricted Shares
     Restricted share activity for the nine months ended September 30, 2008 was as follows:

		Weighted-average
	Restricted	grant-date
	shares	fair value
Nonvested restricted shares at December 31, 2007	674,576	$9.04
Granted	290,000	11.61
Canceled	(9,034)	10.51
Vested	(363,601)	8.36

Nonvested restricted shares at September 30, 2008	591,941	$10.69

12. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains and	comprehensive
	adjustment	losses	income
	(in thousands)
Balance at December 31, 2007	$152,590	$—	$152,590
Activity in 2008	(33,090)	—	(33,090)
Increase in net unrealized losses associated with available-for-sale securities of the trusts	—	(341,911)	(341,911)
Reclassification of net unrealized loss activity attributable to the non-controlling interest holders	—	341,911	341,911

Balance at September 30, 2008	$119,500	$—	$119,500

     The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income. Income taxes are generally not provided on foreign currency translation adjustments. Included in the increase in net unrealized losses associated with available-for-sale securities of the trusts and offset in the reclassification of unrealized loss activity attributable to the non-controlling interest holders are $9.9 million of after-tax unrealized losses attributable to our initial adoption of SFAS 157. See Note 4-6 for further discussion.
     The components of comprehensive (loss) income are as follows for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Comprehensive (loss) income:
Net income	$14,639	$28,170	$87,555	$80,930
Other comprehensive (loss) income	(15,943)	47,424	(33,090)	89,020

Comprehensive (loss) income	$(1,304)	$75,594	$54,465	$169,950

Cash Dividends
     On August 13, 2008, our Board of Directors approved a cash dividend of $.04 per common share. At September 30, 2008, this dividend totaling $10.3 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in the condensed consolidated balance sheet. This dividend was paid on October 31, 2008.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended

September 30, 2008, we repurchased 7.0 million shares of common stock at an aggregate cost of $79.5 million and an average cost per share of $11.34. After these purchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $66.1 million at September 30, 2008.
     Subsequent to September 30, 2008, we repurchased an additional 4.3 million shares of common stock at an aggregate cost of $28.7 million including commissions (average cost per share of $6.60). After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $37.4 million.
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
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	segments
	(In thousands)
Three months ended September 30,
Revenues from external customers:
2008	$350,447	$165,992	$516,439
2007	$355,772	$183,562	$539,334
Gross profit:
2008	$59,290	$22,779	$82,069
2007	$63,593	$38,922	$102,515
Nine months ended September 30,
Revenues from external customers:
2008	$1,119,288	$519,384	$1,638,672
2007	$1,154,468	$557,913	$1,712,381
Gross profit:
2008	$240,209	$86,817	$327,026
2007	$236,328	$110,409	$346,737
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gross profit from reportable segments	$82,069	$102,515	$327,026	$346,737
General and administrative expenses	(16,107)	(32,069)	(62,840)	(97,456)
(Loss) gain on divestitures and impairment charges, net	(12,819)	4,886	(28,723)	6,949
Hurricane expense, net	(4,313)	—	(4,313)	—
Other operating income, net	—	—	585	—

Operating income	48,830	75,332	231,735	256,230
Interest expense	(33,222)	(38,090)	(100,602)	(111,852)
Loss on early extinguishment of debt	—	—	—	(14,480)
Interest income	996	4,254	4,369	8,324
Equity in earnings of unconsolidated subsidiaries	—	2,460	—	8,730
Other expense, net	(805)	(1,049)	(1,061)	(3,981)

Income from continuing operations before income taxes	$15,799	$42,907	$134,441	$142,971

     Our geographic area information is as follows:

	United
	States	Foreign	Total
	(In thousands)
Three months ended September 30, Revenues from external customers:
2008	$462,611	$53,828	$516,439
2007	$482,441	$56,893	$539,334
(Loss) gain on divestitures and impairment charges, net:
2008	$(12,945)	$126	$(12,819)
2007	$4,282	$604	$4,886
Operating income:
2008	$35,120	$13,710	$48,830
2007	$63,069	$12,263	$75,332
Nine months ended September 30, Revenues from external customers:
2008	$1,473,955	$164,717	$1,638,672
2007	$1,563,329	$149,052	$1,712,381
(Loss) gain on divestitures and impairment charges, net:
2008	$(25,816)	$(2,907)	$(28,723)
2007	$6,858	$91	$6,949
Operating income:
2008	$195,498	$36,237	$231,735
2007	$238,679	$17,551	$256,230
14. Supplementary Information
     The detail of certain income statement accounts as presented in the condensed consolidated statement of operations is as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$113,969	$117,267	$366,502	$391,165
Cemetery	109,589	126,574	347,042	374,836

Total merchandise revenues	223,558	243,841	713,544	766,001
Services revenues:
Funeral	220,816	224,369	709,868	726,526
Cemetery	45,896	48,684	144,808	158,146

Total services revenues	266,712	273,053	854,676	884,672

Other revenues	26,169	22,440	70,452	61,708

Total revenues	$516,439	$539,334	$1,638,672	$1,712,381

Merchandise costs and expenses:
Funeral	$58,012	$58,759	$187,914	$194,689
Cemetery	47,021	49,185	151,718	151,206

Total cost of merchandise	105,033	107,944	339,632	345,895
Services costs and expenses:
Funeral	116,250	116,469	341,866	357,710
Cemetery	25,443	27,598	80,792	84,782

Total cost of services	141,693	144,067	422,658	442,492

Overhead and other expenses	187,644	184,808	549,356	577,257

Total costs and expenses	$434,370	$436,819	$1,311,646	$1,365,644

15. Commitments and Contingencies
Representations and Warranties
     As of September 30, 2008, we have contingent obligations of $33.3 million (of which $24.7 million is reflected in our condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.6 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund third-party claims against these representations and warranties in excess of the carrying value of our recorded liability.
     In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation related to these indemnifications is as follows:

		Maximum potential	Carrying
		amount of future	value as of
	Time limit	payments	September 30, 2008
	(In thousands)
Litigation provision	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	13,826
VAT taxes	One month after expiration of the statutory period of limitations	(1)	5,202
Other	Until entire resolution of (i) the relevant claims or (ii) settlement of the claim by the purchaser at the request of the vendor	(1)	3,901

Total			$22,929
Less: Deductible of majority equity owner (2)			(2,260)

			$20,669

(1)	The potential maximum exposure for these three items combined is €60 million or $86.7 million at September 30, 2008.

(2)	The deductible of the majority equity owner expires on December 31, 2008.
     During the second quarter of 2008, we released certain value-added tax (VAT) indemnifications and tax reserve liabilities related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we applied certain litigation and other claims against the deductible of the majority owner, and we increased the recorded amount of certain other litigation reserves. These transactions, after consideration of related foreign currency translation effects, resulted in a $1.0 million reduction of the carrying value of our obligation was recorded in (Loss) gain on divestitures and impairment charges, net in the second quarter of 2008.
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
     Maria Valls, Pedro Valls and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations with prejudice. Plaintiffs are appealing the ruling. The plaintiffs are seeking monetary damages and injunctive relief and have reserved the right to seek leave from the court to claim punitive damages. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
     Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including the Prise, Bryant, Bryant, Stickle, and Ordaz lawsuits described in the following paragraphs.
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
     Ordaz, et al. v. Rose Hills Mortuary, L.P., et al.; Case No. BC 386500; In the Superior Court of the State of California, for the County of Los Angeles. This case was filed on February 28, 2008 as a purported class action against our Rose Hills location asserting claims based on various violations of California law relating to the payment of wages and work hours. We cannot quantify our ultimate liability, if any, in this lawsuit.
     Shauna Welch v. California Cemetery & Funeral Services, LLC; Cause No. BC 396793; In the Superior Court of the State of California, for the County of Los Angeles. In August 2008, the plaintiff filed this class action on behalf of employees of a subsidiary in California for alleged violations of the California Labor Code and the Business & Professions Code. The plaintiff specifically alleges that she and the putative class are unable to negotiate their paychecks without paying a fee and/or without being subject to a waiting period since the paychecks are issued from an out-of-state bank. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Income from continuing operations (numerator):
Income from continuing operations — basic	$14,639	$28,845	$87,917	$76,471
After tax interest on convertible debt	—	—	38	—

Income from continuing operations — diluted	$14,639	$28,845	$87,955	$76,471

(Loss) income from discontinued operations, net of tax (numerator)	$—	$(675)	$(362)	$4,459
Net income (numerator):
Net income — basic	$14,639	$28,170	$87,555	$80,930
After tax interest on convertible debt	—	—	38	—

Net income — diluted	$14,639	$28,170	$87,593	$80,930

Denominator:
Weighted average shares — basic	256,788	284,511	258,868	289,437
Stock options	2,963	4,866	3,376	5,188
Restricted stock	84	220	117	223
Convertible debt	—	—	121	—

Weighted average shares — diluted	259,835	289,597	262,482	294,848

Income from continuing operations per share:
Basic	$.06	$.10	$.34	$.26
Diluted	$.06	$.10	$.33	$.26

Income from discontinued operations per share, net of tax:
Basic	$—	$—	$—	$.02
Diluted	$—	$—	$—	$.01

Net income per share:
Basic	$.06	$.10	$.34	$.28
Diluted	$.06	$.10	$.33	$.27

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Antidilutive options	3,413	200	3,191	198
Antidilutive convertible debentures	173	305	52	309

Total common stock equivalents excluded from computation	3,586	505	3,243	507

17. Divestiture-Related Activities
     As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Loss) gain on divestitures and impairment charges, net, including adjustments to contingent obligations and other estimated amounts which are recognized in periods subsequent to the period of divestment.
     (Loss) gain on divestitures and impairment charges, net consists of the following for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gain (loss) on divestitures, net	$3,627	$6,069	$(4,843)	$27,275
Impairment losses	(16,446)	(1,183)	(23,880)	(20,326)

(Loss) gain on divestitures and impairment charges, net	$(12,819)	$4,886	$(28,723)	$6,949

     In the third quarter of 2008, we recognized a $13.9 million impairment charge on various cemetery locations in Michigan, West Virginia, and Oregon that were held for sale at September 30, 2008.
Assets Held for Sale
     We have committed to a plan to sell certain operating properties. As a result, these properties are classified as assets held for sale in our September 30, 2008 and December 31, 2007 condensed consolidated balance sheets.
     Net assets held for sale were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Assets:
Current assets	$1,747	$2,294
Preneed funeral receivables and trust investments	5,384	9,944
Preneed cemetery receivables and trust investments	64,463	64,751
Cemetery property	11,458	9,341
Property and equipment, at cost	9,969	9,968
Deferred charges and other assets	11,863	12,390
Cemetery perpetual care trust investments	20,175	16,232

Total assets	125,059	124,920

Liabilities:
Accounts payable and accrued liabilities	258	149
Deferred preneed funeral revenues	2,174	8,388
Deferred preneed cemetery revenues	66,679	67,141
Other liabilities	920	167
Non-controlling interest in funeral and cemetery trusts	6,317	—
Non-controlling interest in cemetery perpetual care trusts	20,175	16,232

Total liabilities	96,523	92,077

Net assets held for sale	$28,536	$32,843

Discontinued Operations
     As part of the Alderwoods transaction, we acquired an insurance subsidiary that we classified as held for sale upon acquisition and sold in the third quarter of 2007. Accordingly, the operations of this entity are classified as discontinued operations for the three and nine months ended September 30, 2007. In addition, in the second quarter of 2008, we settled an outstanding contingency related to the 2005 divestiture of our operations in Argentina. The loss related to this transaction is included in discontinued operations for the three and nine months ended September 30, 2008.

     The results of our discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues	$—	$—	$—	$42,626
Costs and other expenses	—	—	—	(36,448)
Other income	—	—	—	916
Gain (loss) on divestitures and impairment charges, net	—	1,548	(557)	1,548

Income (loss) from discontinued operations before income taxes	—	1,548	(557)	8,642
(Provision) benefit for income taxes	—	(2,223)	195	(4,183)

(Loss) income from discontinued operations	$—	$(675)	$(362)	$4,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2008, we operated 1,317 funeral service locations and 378 cemeteries (including 208 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. As part of our Alderwoods Group, Inc. (Alderwoods) acquisition in the fourth quarter of 2006, we acquired Mayflower National Life Insurance Company (Mayflower), an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our condensed consolidated statement of operations.
     We currently have approximately $37.4 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.6 billion backlog of future revenues from both trust and insurance funded sales at September 30, 2008, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
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
Financial Condition, Liquidity and Capital Resources
Recent Volatility in Financial Markets
     Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been and continue to be impacted by recent adverse conditions in the U.S. and global financial markets. We reported significant net unrealized losses associated with available-for-sale securities held by these trusts as of September 30, 2008, as discussed in Part I, Item 1, Financial Statements, Notes 4, 5, and 6 of this Form 10-Q. As explained below in Critical Accounting Policies, Fair Value Measurements, changes in unrealized gains and/or losses related to these securities are reflected in other comprehensive income (loss) and offset by the non-controlling interest in those unrealized gains and/or losses; therefore, these significant net unrealized losses had no impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2008. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts, which is typically 8-12 years from the time they were originally entered into. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily determinative of our ability to fulfill our future performance obligations. Consequently, the decline in the fair market value of our trust assets resulting from the recent volatility in U.S. and Global markets has not had a material impact on our present financial condition, results of operations or cash flow.
Goodwill
     We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there might be impairment. We will perform our annual review of goodwill during the fourth quarter of 2008 in accordance with our accounting policy. If market conditions continue to deteriorate, this could increase the likelihood of recording an impairment charge in the future to the extent that the book value, including goodwill, exceeds the estimated fair value of a reporting unit.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. In addition, we have approximately $201.3 million in borrowing capacity under our 5-year, $300.0 million revolving credit facility. As of September 30, 2008, we were in compliance with all of our debt covenants. We believe that our liquidity and available financial resources are sufficient to meet our financial obligations over the next 12 months.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. We expect to receive a partial refund of our 2007 U.S. federal income tax estimated payments in the fourth quarter of 2008. We currently estimate the refund to be approximately $95 million. We will file our 2007 U.S. federal income tax return during the fourth quarter of 2008. The tax return filing date was extended by the Internal Revenue Service to provide relief to companies that were impacted by Hurricane Ike. Highlights of our cash flow for the nine months ended September 30, 2008 and 2007 are as follows:
Operating Activities

	Nine Months Ended
	September 30,
(In millions)	2008	2007
Net cash provided by operating activities, as reported	$233.3	$328.6
One-time Alderwoods transition and other costs	3.3	24.7
Premiums paid on extinguishment of debt	—	11.4
United States Federal transaction-related tax payment	90.0	—

Net cash provided by operating activities, excluding special items	$326.6	$364.7
     Net cash provided by operating activities, excluding special items, decreased $38.1 million in the first nine months of 2008. This decrease reflects the sale of Mayflower Insurance Co., which contributed $17.3 million of operating cash flows from discontinued operations in the first nine months of 2007. The remaining decrease was driven by a decline in our operating income related to decrease in preneed cemetery sales and funeral case volume.
     Investing Activities — Net cash provided by investing activities decreased $306.8 million in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a $295.0 million decrease in proceeds from the sales of businesses in North America and a $21.2 million increase in deposits of restricted funds and other. In the first nine months of 2007, we received $313.8 million in proceeds from the sales of businesses in North America driven by the sale of properties in accordance with our consent decree with the FTC.
     Financing Activities — Net cash used in financing activities decreased $160.8 million in the first nine months of 2008 compared to the same period in 2007 due to a $374.7 million decrease in debt payments and a $131.6 million decrease in purchases of the Company’s common stock that was partially offset by a $319.7 million decrease in proceeds from the issuance of long-term debt and a $13.3 million reduction in proceeds from the exercise of stock options. Payments of debt in 2008 included a $45.2 million repayment of our 6.5% notes due March 2008, $9.2 million in other scheduled debt payments, and $18.6 million in payments on capital leases. Payments of debt in 2007 were due to the acceptance of the tenders of $149.8 million of our 6.50% senior notes due 2008 and $173.8 million of our 7.70% senior notes due 2009, a $100.0 million repayment of our term loan, $3.0 million in scheduled debt payments, and $22.1 million in payments on capital leases.

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

	September 30, 2008	December 31, 2007
	(Dollars in millions)
Preneed funeral	$130.6	$134.9
Preneed cemetery:
Merchandise and services	136.7	148.0
Pre-construction	2.9	6.4

Bonds supporting preneed funeral and cemetery obligations	270.2	289.3

Bonds supporting preneed business permits	5.1	5.4
Other bonds	17.0	8.4

Total surety bonds outstanding	$292.3	$303.1

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2008 and 2007, we had $7.3 million and $9.3 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2008 and 2007, we had $23.1 million and $29.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until some time in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. These trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts.
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$42.8	$38.0	$121.2	$112.8

Sales production (number of contracts)	8,419	7,282	24,392	23,429

Maturities	$49.2	$47.5	$157.4	$150.9

Maturities (number of contracts)	10,756	10,431	34,696	35,712

Cemetery:
Sales production:
Preneed	$86.6	$96.0	$287.1	$299.5
Atneed	59.8	73.5	191.0	218.1

Total sales production	$146.4	$169.5	$478.1	$517.6

Sales production deferred to backlog:
Preneed	$37.8	$42.6	$118.7	$134.3
Atneed	45.7	47.8	145.6	156.8

Total sales production deferred to backlog	$83.5	$90.4	$264.3	$291.1

Revenue recognized from backlog:
Preneed	$32.6	$44.3	$97.8	$124.6
Atneed	47.8	49.5	149.3	154.4

Total revenue recognized from backlog	$80.4	$93.8	$247.1	$279.0

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2008 and 2007, and the number of contracts associated with those transactions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$83.6	$73.5	$234.0	$223.0

Sales production (number of contracts)	13,782	12,828	38,985	39,170

General agency revenue	$14.9	$13.7	$41.2	$35.5

Maturities	$54.5	$56.7	$181.2	$186.3

Maturities (number of contracts)	10,520	11,281	35,461	39,341

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues including amounts related to Non-controlling interest in funeral and cemetery trusts at September 30, 2008 and December 31, 2007. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our condensed consolidated balance sheet) at September 30, 2008 and December 31, 2007. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
     The table also reflects our preneed funeral and cemetery receivables and trust investments (market and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	September 30, 2008		December 31, 2007
	Market	Cost	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.58	$0.58	$0.53	$0.53
Non-controlling interest in funeral trusts	1.14	1.25	1.24	1.26

	$1.72	$1.83	$1.77	$1.79
Allowance for cancellation on trust investments, at market	(0.12)	(0.12)	(0.13)	(0.13)

Backlog of trust-funded deferred preneed funeral revenues	$1.60	$1.71	$1.64	$1.66
Backlog of insurance-funded preneed funeral revenues	3.32	3.32	3.36	3.36

Total backlog of preneed funeral revenues	$4.92	$5.03	$5.00	$5.02

Preneed funeral receivables and trust investments	$1.34	$1.45	$1.43	$1.45
Allowance for cancellation on trust investments, at market	(0.11)	(0.11)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.23	$1.34	$1.32	$1.34
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.32	3.32	3.36	3.36

Total assets associated with backlog of preneed funeral revenues	$4.55	$4.66	$4.68	$4.70

Deferred preneed cemetery revenues	$0.78	$0.78	$0.75	$0.75
Non-controlling interest in cemetery trusts	1.05	1.19	1.15	1.12

	$1.83	$1.97	$1.90	$1.87
Allowance for cancellation on trust investments, at market	(0.13)	(0.13)	(0.12)	(0.12)

Backlog of deferred cemetery revenues	$1.70	$1.84	$1.78	$1.75

Preneed cemetery receivables and trust investments	$1.30	$1.43	$1.43	$1.40
Allowance for cancellation on trust investments, at market	(0.14)	(0.14)	(0.15)	(0.15)

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.16	$1.29	$1.28	$1.25

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
Results of Operations — Three Months Ended September 30, 2008 and 2007
Management Summary
     Key highlights in the third quarter of 2008 were as follows:
•	Revenues decreased $22.9 million, or 4.2%, as a result of decreased cemetery property sales production and significant divestiture activity in the second half of 2007 which included the sale of approximately 400 locations that generated more than $400 million of proceeds and

•	Despite a difficult economic environment, comparable average revenue per funeral service increased 3.8%. Comparable funeral services performed decreased 3.9%.
Results of Operations
     In the third quarter of 2008, we reported net income of $14.6 million ($.06 per diluted share) compared to net income in the third quarter of 2007 of $28.2 million ($.10 per diluted share). These results were impacted by the following items:
•	an after-tax loss on asset sales of $9.3 million in the third quarter of 2008 versus a net after-tax gain of $5.1 million in the third quarter of 2007;

•	an after-tax charge of $2.6 million related to Hurricane Ike losses in third quarter of 2008;

•	an after-tax loss of $3.1 million due to the termination of our SCI Cash Balance Pension Plan in the third quarter of 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $1.8 million in the third quarter of 2007; and

•	after-tax loss from discontinued operations of $0.7 million in the third quarter of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2008 and 2007. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2007 and ending September 30, 2008. The following tables present operating results for funeral and cemetery locations that were owned by us during this period. As implied by our definition of comparable operations, these results include results from the properties that we acquired in the Alderwoods transaction.

		Less:
		results associated	Less:
		with acquisition/	results associated
Three months ended September 30, 2008	Consolidated	new construction	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$348.9	$9.5	$0.4	$339.0
Cemetery revenue	166.0	3.5	0.2	162.3

	514.9	13.0	0.6	501.3

Germany
Funeral revenue	1.5	—	—	1.5

Total revenues	$516.4	$13.0	$0.6	$502.8

North America
Funeral gross profits	$59.3	$0.4	$(0.9)	$59.8
Cemetery gross profits	22.8	0.7	(0.1)	22.2

Total gross profits	82.1	1.1	(1.0)	82.0

		Less:
		results associated
Three months ended September 30, 2007	Consolidated	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$353.9	$15.8	$338.1
Cemetery revenue	183.5	7.5	176.0

	537.4	23.3	514.1

Germany
Funeral revenue	1.9	—	1.9

Total revenues	$539.3	$23.3	$516.0

North America
Funeral gross profits	$63.4	$(0.8)	$64.2
Cemetery gross profits	38.9	0.7	38.2

	102.3	(0.1)	102.4

Germany
Funeral gross profits	0.2	—	0.2

Total gross profits	$102.5	$(0.1)	$102.6

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2008 and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three months ended September 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Consolidated funeral revenue	$350.4	$355.8
Less: consolidated GA and other revenues	17.1	16.8

Adjusted consolidated funeral revenue	$333.3	$339.0

Consolidated funeral services performed	65,091	68,356
Consolidated average revenue per funeral service	$5,121	$4,959
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2008 and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three months ended September 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Comparable funeral revenue	$340.5	$340.0
Less: comparable GA and other revenues	16.9	15.7

Adjusted comparable funeral revenue	$323.6	$324.3

Comparable funeral services performed	62,668	65,196
Comparable average revenue per funeral service	$5,164	$4,974

Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $350.4 million in the three months ended September 30, 2008 compared to $355.8 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $15.4 million of revenue in the third quarter of 2008, partially offset by acquisitions which contributed an additional $9.5 million of revenue, and a 3.3% increase in average revenue per funeral service. Comparable funeral revenues increased $0.5 million, or 0.1%, compared to the third quarter of 2007, driven by a 3.8% increase in our average revenue per funeral service and a $1.2 million increase in GA revenues due to a 14.5% increase in preneed funeral insurance production over the same period in 2007. These increases were partially offset by a 3.9% decline in comparable funeral services performed.
Funeral Services Performed
     Our consolidated funeral services performed decreased 3,265, or 4.8%, in the third quarter of 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-strategic assets, which contributed an incremental 3,058 funeral services in the third quarter of 2007, partially offset by an incremental 2,267 from acquisitions in the third quarter of 2008. Our comparable funeral services performed decreased 2,528, or 3.9%. Our comparable cremation rate of 42.4% in the three months ended September 30, 2008 increased from the 41.3% rate for the same period in 2007.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $162, or 3.3%, in the three months ended September 30, 2008 over the same period of 2007 and our comparable average revenue per funeral service increased 3.8%, or $190 per funeral service. These increases reflect the continued benefits from our strategic pricing initiative. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services, but has continued to generate improvements in our average revenue per funeral service and increased profitability.
Funeral Gross Profit
     Consolidated funeral gross profit decreased $4.3 million in the third quarter of 2008 compared to the third quarter of 2007 and comparable funeral gross profit decreased $4.6 million, or 7.1%. The consolidated gross margin percentage decreased to 16.9% from 17.9%. These decreases are primarily due to higher selling costs resulting from increased preneed funeral sales production. Revenues associated with the sale of preneed funeral contracts are deferred until the funeral services are performed; however, the related selling costs are expensed as incurred.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $17.5 million, or 9.5%, in the third quarter of 2008 compared to the third quarter of 2007. This decrease was due to a $7.3 million decline in revenue from the divestiture of non-strategic assets, partially offset by acquisitions which contributed an additional $3.5 million of revenue. Comparable cemetery revenues decreased $13.7 million due to a $10.6 million decline in new property sales and construction revenue as fewer large construction projects were completed in 2008 compared to 2007, as well as a decrease in trust fund income.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $16.1 million, or 41.4%, in the third quarter of 2008 compared to the third quarter of 2007 and our comparable cemetery gross profit decreased $16.0 million, or 41.9%, in the same period. Our comparable cemetery gross margin percentage was 13.7% compared to 21.7% in the same period of 2007. These margin declines reflect the revenue decrease and a $3.4 million increase in our administrative and selling costs as we continue to increase the number of sales counselors and focus on training initiatives.

Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $16.1 million in the third quarter of 2008 compared to $32.1 million in the third quarter of 2007. The $16.0 million decrease is due to $5.1 million of costs to terminate our pension plan in 2007, an additional $3.3 million of one-time transition and other expenses related to the acquisition of Alderwoods in 2007 and a $5.5 million of decrease in our employee benefit expense related to reductions in corporate bonuses and long-term incentive plans.
(Loss) Gain on Divestitures and Impairment Charges, net
     We recognized a $12.8 million net pretax loss on divestitures and impairment charges, net in the third quarter of 2008. This loss was primarily associated with a $13.9 million impairment charge against assets held for sale primarily in Oregon, West Virginia, and Michigan. In the third quarter of 2007, we recognized $4.9 million net pretax gain on asset divestitures. This gain was primarily associated with the disposition of underperforming funeral and cemetery businesses in the United States and Canada.
Hurricane Expense, net
     Hurricane expense, net reflects $4.3 million in estimated property damages incurred at various locations caused by Hurricane Ike in September 2008, net of estimated insurance recoveries.
Interest Expense
     Interest expense decreased to $33.2 million in the third quarter of 2008, compared to $38.1 million in the third quarter of 2007. The decrease was primarily attributable to the principal repayments of our $50.0 million term loan, $45.2 million of our 6.5% note and a decrease in interest rates on our term loan.
Interest Income
     Interest income of $1.0 million in the third quarter of 2008 represents a $3.3 million decrease from the third quarter of 2007, due to decreases in our average cash balance coupled with a decline in interest rates.
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our former equity investment in France was $2.5 million for the third quarter of 2007. The investment was subsequently sold in the fourth quarter of 2007.
Provision for Income Taxes
     The income tax rate was 7.3% in the third quarter of 2008, compared to 32.8% in the third quarter of 2007. The lower tax rate in 2008 is attributable to discrete items including the release of certain deferred tax liabilities due to the expiration of certain statues of limitations and state tax planning.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 259.8 million in the third quarter of 2008, compared to 289.6 million in the third quarter of 2007, reflecting share repurchases under our Board-approved share repurchase program.
Results of Operations — Nine Months Ended September 30, 2008 and 2007
Management Summary
     Key highlights in the first nine months of 2008 were as follows:
•	Revenues decreased $73.7 million, or 4.3%, as a result of significant divestiture activity throughout 2007 which included the sale of approximately 400 locations that generated more than $400 million of proceeds; and

•	Despite a difficult economic environment, comparable average revenue per funeral service increased 4.5%; comparable funeral services performed decreased 2.4%.
Results of Operations
     In the first nine months of 2008, we reported net income of $87.6 million ($.33 per diluted share) compared to net income in the first nine months of 2007 of $80.9 million ($.27 per diluted share). These results were impacted by the following items:

•	an after-tax loss on asset sales of $23.5 million in the first nine months of 2008 versus a net after-tax loss of $13.2 million in the first nine months of 2007;

•	an after-tax charge of $2.6 million related to Hurricane Ike losses in first nine months of 2008;

•	an after-tax loss from the early extinguishment of debt of $8.4 million in the first nine months of 2007;

•	an after-tax loss of $3.1 million due to the termination of our SCI Cash Balance Pension Plan in the first nine months of 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $0.7 million in the first nine months of 2008 and $11.6 million in the first nine months of 2007; and

•	after-tax loss from discontinued operations of $0.4 million in the first nine months of 2008 versus after-tax income from discontinued operations of $4.5 million in the first nine months of 2007.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2008 and 2007.

		Less:
		results associated	Less:
		with acquisition/	results associated
Nine months ended September 30, 2008	Consolidated	new construction	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$1,113.9	$10.2	$4.9	$1,098.8
Cemetery revenue	519.4	3.6	1.2	514.6

	1,633.3	13.8	6.1	1,613.4
Germany
Funeral revenue	5.4	—	—	5.4

Total revenues	$1,638.7	$13.8	$6.1	$1,618.8

North America
Funeral gross profits	$239.9	$(0.1)	$(1.1)	$241.1
Cemetery gross profits	86.8	0.5	0.1	86.2

	326.7	0.4	(1.0)	327.3
Germany
Funeral gross profits	0.3	—	—	0.3

Total gross profits	$327.0	$0.4	$(1.0)	$327.6

		Less:
		results associated
Nine months ended September 30, 2007	Consolidated	with divestitures	Comparable
	(Dollars in millions)
North America
Funeral revenue	$1,149.4	$78.7	$1,070.7
Cemetery revenue	557.9	31.5	526.4

	1,707.3	110.2	1,597.1
Germany
Funeral revenue	5.1	—	5.1

Total revenues	$1,712.4	$110.2	$1,602.2

North America
Funeral gross profits	$236.1	$5.0	$231.1
Cemetery gross profits	110.4	1.6	108.8

	346.5	6.6	339.9
Germany
Funeral gross profits	0.2	—	0.2

Total gross profits	$346.7	$6.6	$340.1

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2008 and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Nine months ended September 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Consolidated funeral revenue	$1,119.3	$1,154.5
Less: Consolidated GA and other revenues	48.3	45.4

Adjusted consolidated funeral revenue	$1,071.0	$1,109.1

Consolidated funeral services performed	210,482	229,028
Consolidated average revenue per funeral service	$5,088	$4,843
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the nine months ended September 30, 2008 and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues in order to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Nine months ended September 30,
	2008	2007
	(Dollars in millions, except average
	revenue per funeral service)
Comparable funeral revenue	$1,104.2	$1,075.8
Less: Comparable GA and other revenues	47.9	40.3

Adjusted comparable funeral revenue	$1,056.3	$1,035.5

Comparable funeral services performed	207,122	212,255
Comparable average revenue per funeral service	$5,100	$4,879
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $1,119.3 million in the nine months ended September 30, 2008 compared to $1,154.5 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $73.8 million of revenue in the first nine months of 2008, partially offset by acquisitions which contributed an additional $10.2 million of revenue and a 5.1% increase in average revenue per funeral service. Comparable funeral revenues increased $28.4 million, or 2.6%, compared to the first nine months of 2007, driven by a 4.5% increase in the comparable average revenue per funeral service, and a $7.6 million increase in GA revenue due to increased preneed funeral production which more than offset a 2.4% decline in the number of funeral services performed.
Funeral Services Performed
     Our consolidated funeral services performed decreased 18,546, or 8.1%, in the first nine months of 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-strategic assets, which contributed an incremental 15,932 funeral services in the first nine months of 2007, partially offset by an incremental 2,267 from acquisitions in 2008. Our comparable funeral services performed decreased 5,133, or 2.4%, primarily due to the implementation of our strategic pricing initiative at former Alderwoods locations discussed below. Our comparable cremation rate of 41.8% in the nine months ended September 30, 2008 increased from the 41.1% rate for the same period in 2007.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $245, or 5.1%, in the nine months ended September 30, 2008 over the same period of 2007 and our comparable average revenue per funeral service increased 4.5%, or $221 per funeral service. These increases reflect the continued benefits from our strategic pricing initiative, which was implemented at former Alderwoods locations throughout 2007. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services that our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service and increased profitability.

Funeral Gross Profit
     Consolidated funeral gross profit increased $3.9 million in the first nine months of 2008 compared to the first nine months of 2007 despite the divestiture of non-strategic assets that contributed an incremental $6.1 million of gross profit in the first nine months of 2007 compared to the first nine months of 2008. The consolidated gross margin percentage increased to 21.5% from 20.5%. Gross profit from our comparable funeral locations increased $10.1 million, or 4.4%, primarily as a result of the increase in comparable revenue described above, partially offset by higher selling costs resulting from increased preneed funeral production, and investments in new marketing initiatives related to higher preneed production.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $38.5 million, or 6.9%, in the first nine months of 2008 compared to the first nine months of 2007. This decrease was due to a $30.3 million decline in revenue from the divestiture of non-strategic assets, partially offset by acquisitions which contributed an additional $3.6 million of revenue. Comparable cemetery revenues decreased $11.8 million due to a $6.3 million decrease in cemetery trust fund income, as well as a $5.5 million decrease in cemetery perpetual care trust fund income.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $23.6 million, or 21.4%, in the first nine months of 2008 compared to the first nine months of 2007 and our comparable cemetery gross profit decreased $22.6 million, or 20.8%. Our comparable cemetery gross margin percentage was 16.8% compared to 20.7% in the same period of 2007. We experienced a $4.9 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These decreases were more than offset by increased maintenance costs, including energy-related costs and increased commissions.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $62.8 million in the first nine months of 2008 compared to $97.5 million in the first nine months of 2007. The $34.7 million decrease is primarily due to $22.8 million of one-time transition and other expenses related to the acquisition of Alderwoods incurred in 2007, $5.1 million of costs to terminate our pension plan incurred in 2007, as well as a $9.3 million decrease in our employee benefit expense related to reductions in corporate bonuses and long-term incentive plans.
(Loss) gain on Divestitures and Impairment Charges, net
     We recognized a $28.7 million net pretax loss in the first nine months of 2008 versus a $6.9 million net pretax gain in the first nine months of 2007 from impairments and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada. Approximately $22.8 million of the net pretax loss was associated with assets located in Oregon, West Virginia, Michigan, Alabama, and Georgia.
Interest Expense
     Interest expense decreased to $100.6 million in the first nine months of 2008, compared to $111.9 million in the first nine months of 2007 as a result of the repayment of $100 million of our term loan in the first half of 2007 and $50 million of our Series A Senior Notes in the fourth quarter of 2007.
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
Hurricane Expense, net
     Hurricane expense, net reflects $4.3 million in estimated property damages incurred at various locations caused by Hurricane Ike in September 2008, net of estimated insurance recoveries.
Interest Income
     Interest income of $4.4 million in the first nine months of 2008 represents a $3.9 million decrease from the first nine months of 2007, due to decreases in our average cash balance coupled with a decline in interest rates.
Equity in Earnings of Unconsolidated Subsidiaries
     Equity income from our former equity investment in France was $8.7 million for the first nine months of 2007. The decrease was a result of the sale of our remaining equity investment in our French operations in the fourth quarter of 2007.
     Other Expense, net

     Other expense, net was a $1.1 million expense in the first nine months of 2008, compared to $4.0 million in expense in the first nine months of 2007, primarily due to a net increase of $1.6 million in foreign currency translation gains and $1.3 million of unfavorable adjustments to our notes receivable allowance in 2007.
Provision for Income Taxes
     The income tax rate was 34.6% in the first nine months of 2008, compared to 46.5% in the first nine months of 2007. The lower tax rate in 2008 related to discrete items which includes the release of certain deferred tax liabilities due to the expiration of certain statues of limitations and state tax planning.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 262.5 million in the first nine months of 2008, compared to 294.8 million in the first nine months of 2007, reflecting share repurchases under our Board-approved share repurchase program.
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
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Changes in unrealized gains and/or losses related to these securities are reflected in other comprehensive income and offset by the non-controlling interest in those unrealized gains and/or losses; therefore these gains and/or losses have no impact on our condensed consolidated statement of operations. Certain of these securities have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the securities. These securities represent 3.7% of the total $2.5 billion in securities measured at fair value on a recurring basis as of September 30, 2008.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.
•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas and fuel oil), costs of other materials, employee-related costs or other factors.
•	Inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.
•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.
•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.
•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.
•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.
•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.
•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.
•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.
•	Our ability to successfully access surety and insurance markets at a reasonable cost.
•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.
•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.
•	The possibility that our credit agreement and privately placed debt securities may prevent us from engaging in certain transactions.
•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.
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

Cost and market values as of September 30, 2008 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of recent volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the material weaknesses described below, these officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2008. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These additional analyses and procedures included, among other things: (i) expansion of our normal quarter-end closing and testing procedures, (ii) assignment of a dedicated team of personnel to review all account reconciliations, including reconciliations performed by our outsourced accounting functions, and (iii) deployment of significant in-house and external resources to complete our income tax provision and various account reconciliations, ensure posting of all transactions, and perform a detailed review and comprehensive analysis of account balances and reconciliations. Based on the additional analyses and procedures performed, management has determined that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations, and cash flows for the periods presented.
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
     In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third-party consultants, to enhance the Company’s internal control over financial reporting and remedy the identified material weaknesses. However, these material weaknesses continue to exist as of September 30, 2008.
Accounting for Income Taxes:
     Our management has implemented the following remediation steps related to our internal control over the calculation of the Company’s income tax provision and related balance sheet accounts:
•	Hired an experienced Managing Director in the first quarter of 2008 to lead the Company’s tax department, with responsibility for direction and oversight of all income tax and other tax functions.

•	Revised the tax department’s organizational structure to ensure that the department is staffed with an adequate mix of qualified personnel.

•	Hired experienced tax professionals in all tax director and manager level positions.
Our management is continuing to implement the following remediation steps:
•	The completion of a comprehensive income tax accounting training program for tax and certain finance personnel.

•	The evaluation of existing roles and responsibilities within the tax function to ensure they are staffed by appropriate personnel.

•	The enhancement of standardized documentation and processes in the income tax provision area, including the review and approval of related journal entries by experienced tax and finance personnel.

•	The evaluation of various software solutions to replace manual processes and spreadsheets used to compute and manage the tax provision.
Account Reconciliations:
     Our management has implemented the following remediation steps related to our internal control over the timely completion and review of account reconciliations:
•	Created a monitoring function within the Company’s Controller’s organization to review all key account reconciliations.

•	Engaged a third-party advisor to assist our internal subject matter experts in performing an effectiveness review of certain financial processes and related controls, and to make recommendations to management regarding the Company’s organizational structure, control processes and control environment.
Our management is continuing to implement the following remediation steps:
•	The provision of training, including continuing professional education regarding the impact and importance of business conduct and internal controls, to all employees involved in the account reconciliations process.

•	The hiring of additional in-house resources and an ongoing commitment to evaluate existing roles and responsibilities within the accounting and finance function, to ensure they are staffed by competent and experienced personnel.

•	The hiring of an experienced supervisor to oversee the account reconciliation remediation process and to monitor the related functions after remediation.

•	The continued refinement of certain entity-level monitoring controls, first implemented in the third quarter of 2007 to gain visibility into material issues within business functions, in order to achieve the level of precision and operating effectiveness desired by our management.

•	The creation, implementation, and training of new policies relating to account reconciliations and account write-offs with standardized templates to ensure consistency.

•	The selection of an on-line reconciliation tool to automate the account reconciliation process and centralize account reconciliation storage.
     Until the remaining remediation steps discussed above are fully implemented, the identified material weaknesses will continue to exist.
Changes in Internal Control over Financial Reporting
     Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In addition to the matters discussed in our Form 10-K under this risk factor, the following additional matters could affect the execution of our business plan:
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
     Failure to execute any or all of our strategic plans could have a material adverse effect on our financial condition, results of operations, or cash flows.
The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.
     Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, we may not be able to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, when we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 31, 2008, we issued 762 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of September 30, 2008, the aggregate purchases pursuant to our share repurchase program totaled $947.9 million. As of September 30, 2008, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $66.1 million. No shares were repurchased in the third quarter of 2008.
     Subsequent to September 30, 2008 we repurchased an additional 4.3 million shares of common stock at an aggregate cost of $28.7 million including commissions (average cost per share of $6.60). After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $37.4 million.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

November 7, 2008	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2008 and 2007.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.