Form 10-K
period 2008-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2009-03-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,409,933,852 based upon a closing market price of $9.86 on June 30, 2008 of a share of common stock as reported on the New York Stock Exchange — Composite Transactions Tape.

The number of shares outstanding of the registrant’s common stock as of February 20, 2009 was 250,932,474 (net of treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2009 Annual Meeting of Shareholders (Part III)

SERVICE CORPORATION INTERNATIONAL

GLOSSARY

The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:

Atneed — Funeral and cemetery arrangements initiated after a death has occurred.

Burial Vaults — A reinforced container intended to house and protect the casket before it is placed in the ground.

Cremation — The reduction of human remains to bone fragments by intense heat.

General Agency (GA) Revenues — Commissions we receive from third party life insurance companies for life insurance policies or annuities sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant.

Interment — The burial or final placement of human remains in the ground.

Lawn Crypt — An underground outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.

Marker — A method of identifying a deceased person in a particular burial space, crypt, or niche. Permanent burial markers are usually made of bronze, granite, or stone.

Maturity — When the underlying contracted service is performed or merchandise is delivered, typically at death. This is the point at which preneed contracts are converted to atneed contracts (note — delivery can occur prior to death).

Mausoleum — An above ground structure that is designed to house caskets and cremation urns.

Cemetery Perpetual Care or Endowment Care Fund — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity.

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

General

Service Corporation International (SCI) is North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2008, we operated 1,302 funeral service locations and 369 cemeteries (including 208 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. As part of our Alderwoods Group, Inc. (Alderwoods) acquisition in the fourth quarter of 2006, we acquired Mayflower National Life Insurance Company (Mayflower), an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our consolidated statement of operations.

History

We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as embalming, accounting, transportation, and personnel among funeral homes in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, SCI set out to apply this operating strategy through the acquisition of death care businesses in other markets. It was the beginning of a three-decade period of expansion that would create a North American network of nearly 1,400 funeral homes and cemeteries by the end of 1992. Beginning in 1993, we expanded beyond North America, acquiring major death care companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America. By the end of 1999, our global network numbered more than 4,500 funeral service locations, cemeteries, and crematories in 20 countries.

During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested most of our international businesses and many North American funeral homes and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of death care services and products — Dignity Memorial® (See www.dignitymemorial.com)

In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired our biggest competitor, Alderwoods. By combining the two leading companies in the deathcare industry, we are able to realize more than $90 million in annual pretax cost synergies, savings, and revenue enhancement opportunities.

Funeral and Cemetery Operations

Worldwide, we have 1,314 funeral service locations and 369 cemeteries (including 208 combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, Puerto Rico, and Germany. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.

Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery related merchandise and services, including stone and bronze memorials, burial vaults, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. As a result of these preneed sales, our backlog of unfulfilled contracts was $6.2 billion and $6.7 billion at December 31, 2008 and 2007, respectively.

Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. With the acquisition of Alderwoods, we acquired Rose Hills, which is the largest combination operation in the United States, performing over 5,000 funeral services and 8,500 interments per year.

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

The following table (which includes businesses held-for-sale at December 31, 2008) provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

United States
Alabama	31	9	40
Arizona	30	11	41
Arkansas	10	—	10
California	118	32	150
Colorado	23	11	34
Connecticut	16	—	16
District of Columbia	1	—	1
Florida	113	52	165
Georgia	40	20	60
Hawaii	2	1	3
Idaho	2	1	3
Illinois	40	25	65
Indiana	27	8	35
Iowa	4	2	6
Kansas	8	2	10
Kentucky	12	3	15
Louisiana	27	5	32
Maine	10	—	10
Maryland	12	7	19
Massachusetts	28	—	28
Michigan	24	—	24
Minnesota	10	2	12

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

Mississippi	24	2	26
Missouri	17	3	20
Montana	4	—	4
Nebraska	2	—	2
Nevada	3	1	4
New Hampshire	6	—	6
New Jersey	20	—	20
New York	73	1	74
North Carolina	43	11	54
Ohio	18	11	29
Oklahoma	15	7	22
Oregon	10	3	13
Pennsylvania	17	17	34
Puerto Rico	4	5	9
Rhode Island	4	—	4
South Carolina	3	5	8
Tennessee	33	14	47
Texas	146	55	201
Utah	3	3	6
Virginia	27	12	39
Washington	34	12	46
West Virginia	5	6	11
Wisconsin	8	—	8
Canada
Alberta	15	—	15
British Columbia	34	7	41
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	46	—	46
Quebec	57	—	57
Saskatchewan	22	—	22
Germany	12	—	12

Total	1,314	369	1,683

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements, which are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2008, we owned approximately 91% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2008, our 369 cemeteries contained a total of approximately 26,007 acres, of which approximately 63% was developed.

A map of our locations in North America is presented below:

Competition

Although there are several public companies that own funeral homes and cemeteries, the majority of deathcare businesses are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 12% based on estimated total industry revenues. The position of a single funeral home or cemetery in any community is a function of the name, reputation, and location of that funeral home or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.

We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have branded our funeral operations in North America under the name Dignity Memorial®. We believe our transcontinental branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

Strategies for Growth

Currently, we are relying on our strong competitive position and financial strength to remain a solid leader in our industry, despite the depressed state of the overall economy. We remain optimistic that as economic conditions begin to improve, our principal growth strategies will allow us to resume profitable growth over the long-term. Our strategies are as follows:

Target Our Customer

During 2008 we continued to build on the extensive consumer research we conducted to develop a cohesive marketing and sales program that targets profitable customer segments we believe are most receptive to planning.

Coupled with very specialized training for our sales staff, the launch of our marketing/sales program during the second half of 2008 in select markets began to validate our research. The combination of targeted direct mail, select media advertising, and a revitalized team approach from our sales organization is generating quality leads that our sales team is able to close at a high rate. We expect to expand the program into other Dignity Memorial® markets throughout 2009.

As a component of this new marketing/sales approach, we are also working to strengthen our ties to the military community. Long a supporter of United States veterans through Community Outreach programs such as the Dignity Memorial Homeless Veterans Burial Program, we have now developed a planning guide for veterans that details their benefits available through the Veterans Administration, as well as special benefits and burial options available to them through Dignity Memorial® providers. Coupled with direct mail and advertising programs in select markets, we are seeing lead generation and sales success in this program as well. Our plan is to expand this program throughout 2009 in other markets.

During 2008 we launched Dignity Planning, an end-of-life planning tool available via the web, phones or in a paper version. This planning tool reaches customers we might not ordinarily contact, allowing families who are in the process of estate planning the opportunity to plan a funeral in which they detail the type of services and products they would like. The total cost is then used as a basis for the amount of insurance coverage they need. Although use of the Dignity Planning tool does not require that consumers designate a Dignity Memorial® provider, our preliminary results indicate that most consumers do choose a Dignity provider. We currently have agreements in place with several insurance companies and insurance marketing organizations to have their sales teams sell through Dignity Planning, and we plan to expand that network throughout 2009. Additionally, we have validated that consumers, via web search, will use Dignity Planning for their end-of-life plans. In 2009, we will continue to expand our online keyword search presence to make Dignity Planning a more prevalent and visible site for people wishing to create end-of-life plans.

Drive Operating Discipline and Leverage Our Scale

We continue to improve our infrastructure through standardization of processes and the usage of key performance metrics for staffing and other operational and administrative activities. One area of focus in 2008 that continued from the previous year was an ongoing review of our location staffing levels to ensure that we are aligning our funeral, cemetery and central care resources appropriately with our volume of business. In 2009 we expect to expand these efficiency reviews and metrics to other areas of our business. Additionally, in 2008 we began to focus on gaining better companywide leverage of our purchasing spend to reduce the total cost of materials, goods and services. This involved identifying opportunities to consolidate our supplier base, modifying processes and policies for more efficient purchasing and employing metrics to manage and improve supplier performance. We expect this discipline around our supply chain activities to mature in the coming year.

Manage and Grow the Footprint

We are managing our network of business locations by positioning each business location to support the preferences of its local customer base while monitoring each market for changing demographics and competitive dynamics. We are also looking to optimize our portfolio through strategic market reviews. We expect to pursue selective business expansion through construction or targeted acquisitions of cemeteries and funeral homes with a focus on the highest return customer categories. Over the long term, our size and scale also allow us the opportunity to pursue a franchise business model, which could drive incremental revenue at very little cost.

Employees

At December 31, 2008, we employed 13,581 (13,550 in North America) individuals on a full-time basis and 7,190 (7,180 in North America) individuals on a part-time basis. Of the full-time employees, 12,820 were employed in the funeral and cemetery operations and 761 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government mandated benefit plans. Approximately 3.6% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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

Other

Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 120,000 square feet of office space and 185,000 square feet of parking space. We own and utilize an additional building located in Houston, Texas for corporate activities containing a total of approximately 38,000 square feet of office space. We also lease approximately 29,000 square feet of office space in Houston, Texas, which we utilize for corporate activities.

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

Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities and mutual funds. Our earnings and losses and gains on these investments are affected by market conditions that are beyond our control. In 2008, the value of our trust funds was significantly and adversely impacted by market volatility, particularly in the fourth quarter of 2008.

The following table summarizes our investment losses and returns (realized and unrealized), excluding fees, on our trust funds for the fourth quarter of 2008 and the last three years ended December 31.

	Q4 2008	2008	2007	2006

Preneed funeral trust funds	(13.2)%	(23.5)%	9.9%	8.8%
Cemetery merchandise and service trust funds	(15.7)%	(26.9)%	9.8%	8.4%
Perpetual care trust funds	(8.0)%	(15.4)%	3.2%	10.8%

Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash, when we incur qualifying cemetery maintenance costs. Therefore, unless market conditions improve and the value of our trust investments recover, our results of operations and cash flows will be negatively impacted in 2009 and perhaps in future years as we recognize over time the unrealized losses in our trusts.

If our trust funds experience additional significant investment losses in 2009 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2008, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimal funding requirements, which would have a negative affect on our earnings and cash flow.

In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values have dropped below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2008, we had unrealized losses of $19.8 million in the various trusts in these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

Our strategic plan is focused on cost management and the continued implementation of key revenue initiatives. Many of the factors necessary for the execution of our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to achieve the levels of cost savings, productivity improvements, or earnings growth anticipated by management could affect our financial performance. Our inability to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Our credit agreements and debt securities contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. These covenants limit, among other things, our and our subsidiaries’ ability to:

•	Incur additional secured indebtedness (including guarantee obligations);

•	Create liens on assets;

•	Engage in certain transactions with affiliates;

•	Enter into sale-leaseback transactions;

•	Engage in mergers, liquidations, and dissolutions;

•	Sell assets;

•	Enter into leases;

•	Pay dividends, distributions, and other payments in respect of our capital stock;

•	Purchase our capital stock in the open market;

•	Make investments, loans, or advances;

•	Repay subordinated indebtedness or amend the agreements relating thereto;

•	Change our fiscal year;

•	Create restrictions on our ability to receive distributions from subsidiaries; and

•	Change our lines of business.

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default under our indebtedness. If an event of default under our bank credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $232.8 million into state-mandated trust accounts as of December 31, 2008.

The funeral home and cemetery industry continues to be increasingly competitive.

In North America, the funeral home and cemetery industry is characterized by a large number of locally-owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market the Company in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent funeral home and cemetery operators, monument dealers, casket retailers, low-cost funeral providers, and other non-traditional providers of services and merchandise. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.

A weakening economy could decrease preneed sales as well as decrease amounts atneed customers are willing to pay.

A weakening economy that causes customers to reduce discretionary spending could cause, and we believe has caused in the recent past, a decline in preneed sales, and could also decrease the amounts atneed customers are willing to pay. Declines in preneed cemetery property sales and average revenue per atneed event would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share. A weakening economy could also impact our customers’ ability to pay, causing increased delinquencies, increased bad debt, and decreased finance charge revenue, which would reduce future earnings and cash flow.

Increasing death benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed funeral service.

We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 16% of the total sale from the third party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could materially adversely affect our future cash flows, revenues, and operating margins.

The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, when we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.

Unfavorable results of litigation could have a material adverse impact on our financial statements.

As discussed in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations; however, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position, cash flows, and results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected.

The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit.

There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. We have seen a recent stabilization in the trend for our businesses as our strategic pricing initiative and discounting policies have resulted in a decline in highly-discounted, low-service cremation customers. In our operations in North America during 2008, 41.9% of the comparable funeral services we performed were cremation cases compared to 41.4% and 40.3% performed in 2007 and 2006, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services, and cremations continue to be a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.

The funeral home and cemetery businesses are high fixed-cost businesses.

The majority of our operations are managed in groups called “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles, and preneed sales personnel. Personnel costs, the largest component of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of funeral services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, a sales decline may cause our margin percentages to decline at a greater rate than the decline in revenues.

Regulation and compliance could have a material adverse impact on our financial results.

Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our funeral and cemetery operations. Violations of applicable laws could result in fines or sanctions against us.

In addition, from time to time, governments and agencies propose to amend or add regulations, which would increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.

In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment to our goodwill. Based on the results of our annual goodwill impairment test and the interim goodwill impairment test we performed using December 31, 2008 fair value information, we concluded that there was no impairment of our goodwill. However, if current economic conditions worsen causing further deterioration in our operating revenues, operating margins and cash flows, we may have another triggering event that could result in an impairment of our goodwill. Our cemetery segment, which has a goodwill balance of $54.8 million as of December 31, 2008, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Failure to maintain effective internal control over financial reporting could adversely affect our financial results, our operations and our stock price, and cause investors to lose confidence in the reliability of our financial statements.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. When we identify material weaknesses in our internal control over financial reporting, such as those disclosed in Part II, Item 9A. Controls and Procedures, we are unable to conclude that our internal control over financial reporting is effective. In such event, our financial results, operations and stock price could be adversely affected, and investors could lose confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.

Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 27, 2009 the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer

R. L. Waltrip	78	Chairman of the Board	1962
Thomas L. Ryan	43	President and Chief Executive Officer	1999
Michael R. Webb	50	Executive Vice President and Chief Operating Officer	1998
J. Daniel Garrison	57	Senior Vice President Operations Support	1998
Philip C. Jacobs	54	Senior Vice President and Chief Marketing Officer	2007
Stephen M. Mack	57	Senior Vice President Middle Market Operations	1998
Gregory T. Sangalis	53	Senior Vice President General Counsel and Secretary	2007
Eric D. Tanzberger	40	Senior Vice President Chief Financial Officer and Treasurer	2000
Sumner J. Waring, III	40	Senior Vice President Major Market Operations	2002
Jeffrey I. Beason	60	Vice President Corporate Controller	2006
Joseph A. Hayes	52	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Jane D. Jones	53	Vice President Human Resources	2005
Albert R. Lohse	48	Vice President Litigation and Risk Management	2004
Elisabeth G. Nash	47	Vice President Process and Technology	2004

Mr. Waltrip is the founder, Chairman of the Company, and a licensed funeral director. He grew up in his family’s funeral business and assumed management of the firm in the 1950s after earning a Bachelor’s degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2008, the network he began had grown to include more than 1,600 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 41 years. In 2005, Mr. Waltrip resigned as Chief Executive Officer, but he continues to serve as Chairman of the Board.

Thomas L. Ryan joined the Company in June 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Mr. Ryan was elected Chief Executive Officer of Service Corporation International in February 2005 and has served as President of SCI since July 2002. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor’s degree in Business Administration from the University of Texas at Austin. Mr. Ryan serves on the Board of Directors of the American Diabetes Association. Mr. Ryan also serves on the Board of Trustees of the Texas Gulf Coast United Way, where he chaired the Young Leaders Campaign and served on the Finance and Audit Committee. Mr. Ryan is a member and Chapter Secretary of the Young Presidents Organization. Mr. Ryan also serves on the University of Texas McCombs Business School Advisory Council and on the JPMorgan Chase Houston Regional Advisory Board.

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

Mr. Sangalis joined the Company in 2007 as Senior Vice President General Counsel and Secretary. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a bachelor’s degree in finance from Indiana University and an M.B.A. from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School.

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

Mr. Waring, a licensed funeral director, joined the Company as an Area Vice President in 1996 when we merged with his family’s funeral business. Mr. Waring was appointed Regional President of the Northeast Region in 1999 and was promoted to Regional President of the Pacific Region in September 2001. Mr. Waring was promoted to Vice President Western Operations in August 2002 and assumed the office of Vice President Major Market Operations in November 2003. In February 2006, Mr. Waring was promoted to Senior Vice President Major Market Operations. In July 2008, Mr. Waring’s responsibilities were expanded to include business development. Mr. Waring holds a Bachelor of Science degree in Business Administration from Stetson University, a degree in Mortuary Science from Mt. Ida College and a Masters of Business Administration degree from the University of Massachusetts Dartmouth.

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

Mr. Lohse joined SCI in 2000 as Managing Director of Litigation and has since been involved in the resolution of major litigation issues for the Company. In 2004, Mr. Lohse was promoted to Vice President Corporate Governance. Before joining the Company, Mr. Lohse was Managing Partner at McDade, Fogler, Maines & Lohse where he conducted a general civil trial practice. Prior to that, he practiced tort and commercial litigation at Fulbright & Jaworski. Mr. Lohse received a Bachelor of Business Administration degree from the University of Texas and a juris doctorate from the University of Houston Law Center.

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

Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2008, there were 4,787 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing. At December 31, 2008, we had 249,472,075 shares outstanding, net of 481,000 treasury shares.

During 2008, we paid cash dividends totaling $41.5 million and accrued $10.0 million for dividends paid on January 30, 2009. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.

The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2008		2007
	High	Low	High	Low

First quarter	$13.88	$9.48	$12.20	$10.31
Second quarter	$11.29	$9.86	$13.98	$11.66
Third quarter	$10.50	$8.14	$12.90	$11.04
Fourth quarter	$8.26	$4.31	$14.47	$12.83

Options in our common stock are traded on the Philadelphia Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.

Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2003, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Alderwoods Group, Inc., Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., Rock of Ages Corporation, and Stewart Enterprises, Inc. Hillenbrand Inc. is included in the Peer Group starting March 31, 2008 when it was spun off from Hillenbrand Industries, Inc. Prior to the spin-off, the Peer Group included Hillenbrand Industries, Inc. Alderwoods Group is included in the Peer Group until November 28, 2006, when it was acquired by SCI. Total return data assumes reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS

For equity compensation plan information, see Part III to these consolidated financial statements.

On October 31, 2008, we issued 1,162 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Since 2004, we have repurchased a total of $1.0 billion of common stock at an average cost per share of $9.42. During the three months ended December 31, 2008, we repurchased 10,678,218 shares of our common stock at an aggregate cost of $62.7 million and an average cost per share of $5.87. In November 2008, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $120 million to repurchase our common stock. The remaining dollar value of shares to be purchased under the share repurchase program was $123.4 million at December 31, 2008. As discussed in Item 1A, our credit agreement and debt securities contain covenants that restrict our ability to repurchase our common stock. Pursuant to the program, we repurchased shares of our common stock during the fourth quarter of 2008 as set forth in the table below:

			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Programs	Under the Program

October 1, 2008 — October 31, 2008	2,832,343	$6.47	2,832,343	$47,811,794
November 1, 2008 — November 30, 2008	4,373,575	$5.97	4,373,575	$141,682,626
December 1, 2008 — December 31, 2008	3,472,300	$5.25	3,472,300	$123,444,042

	10,678,218		10,678,218

Item 6.	Selected Financial Data.

The table below contains selected consolidated financial data as of and for the years ended December 31, 2004 through December 31, 2008. The statement of operations data includes reclassifications of certain items to conform to current period presentations with no impact on net income or financial position.

The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results.

Selected Consolidated Financial Information

	Years Ended December 31,
	2008	2007(5)	2006	2005	2004
	(Dollars in millions, except per share amounts)

Selected Consolidated Statements of Operations Data:
Revenue	$2,155.6	$2,285.3	$1,752.9	$1,717.0	$1,832.0
Income from continuing operations before cumulative effect of accounting changes	$97.4	$243.3	$52.6	$55.1	$117.4
(Loss) income from discontinued operations, net of tax(1)	$(0.3)	$4.4	$3.9	$4.5	$43.8
Cumulative effect of accounting changes, net of tax(2)(3)(4)	—	—	—	$(187.5)	$(50.6)
Net income (loss)	$97.1	$247.7	$56.5	$(127.9)	$110.7
Earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting changes
Basic	$.38	$.85	$.18	$.18	$.37
Diluted	$.37	$.83	$.18	$.18	$.36
Net income (loss)
Basic	$.38	$.87	$.19	$(.42)	$.35
Diluted	$.37	$.85	$.19	$(.42)	$.34
Cash dividends declared per share	$0.16	$0.13	$0.105	$0.10	$—
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$8,110.9	$8,932.2	$9,729.4	$7,544.8	$8,227.2
Long-term debt (less current maturities), including capital leases	$1,821.4	$1,820.1	$1,912.7	$1,186.5	$1,200.4
Stockholders’ equity	$1,293.2	$1,492.1	$1,594.8	$1,581.6	$1,843.0
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$350.2	$356.2	$324.2	$312.9	$94.2

(1)	Our operations in Singapore, which were sold in 2006, and our operations in Argentina, Uruguay, and Chile, which were sold in 2005, have been classified as discontinued operations for all periods presented. The operations of Mayflower, which were sold in 2007, have been classified as discontinued operations in 2007 and 2006 (since our acquisition of Alderwoods). For more information regarding discontinued operations, see Note 19 in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	In 2005, we changed our accounting to expense our direct selling costs related to preneed funeral and cemetery sales in the period in which they were incurred. In connection with this accounting change, we recorded a

$187.5 million charge, net of tax, for the cumulative effect of this change in 2005 and our results for 2008, 2007, 2006, and 2005 reflect this change.

(3)	On March 18, 2004, we implemented revised Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46R). Under the provisions of FIN 46R, we are required to consolidate our preneed funeral and cemetery merchandise and service trust assets, cemetery perpetual care trusts, and certain cemeteries. As a result of this accounting change, we recognized a cumulative effect charge of $14.0 million, net of tax, in 2004.

(4)	Results for 2004 include a $36.6 million charge, net of tax, for the cumulative effect of our change in accounting for pension gains and losses.

(5)	Results for 2007 include a $158.1 million pretax gain on redemption of securities related to our former equity investment in France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company

We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.

We continue to focus on returning capital to our shareholders. Since 2004, we have invested $1 billion in cumulative stock repurchases and quarterly dividends. We currently have over $123.4 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.2 billion backlog of future revenues at December 31, 2008, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

Financial Condition, Liquidity and Capital Resources

Recent Volatility in Financial Markets

Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in 2008, particularly in the fourth quarter of 2008 when our trust funds experienced investment losses of 12.6%. In 2008, we realized aggregate net losses of $67.6 million in our preneed funeral and cemetery merchandise and service trusts. In addition, we realized aggregate net losses of $13.2 million in our cemetery perpetual care trusts.

As of December 31, 2008, we have net unrealized losses of $488.9 million in our preneed funeral and cemetery merchandise and service trusts, and net unrealized losses of $159.9 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. At December 31, 2008, these net unrealized losses represented 24% of our original cost basis of $2.7 billion. As explained in “Critical Accounting Policies, Fair Value Measurements”, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interest in those unrealized gains and/or losses. Therefore, the majority of these significant net unrealized losses are not reflected in our consolidated statement of operations for the year ended December 31, 2008. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.

This magnitude of the market decline in such a short time frame and the resulting net unrealized losses in our trust investments were not anticipated. Typically, net unrealized losses in our funeral and cemetery merchandise and services trusts have a minimal impact on our reported results of operations; however, in the fourth quarter of 2008, the net unrealized losses had a significant adverse impact on trust fund income associated with our preneed funeral and cemetery merchandise and service trusts.

We anticipate that the decline in the value of our trust investments will negatively impact our financial performance in the future. Until the market values of our trust investments increase significantly, we expect to report lower earnings from our trusts. In addition, we expect to report lower cash flow from operations due to a reduction in earnings and lower amounts of distributable investment earnings from certain trusts where we are allowed to withdraw funds prior to the delivery of merchandise and services. Generally these distributions are not allowed unless the market value exceeds the cost of our trust investments.

When we performed our evaluation of goodwill during the fourth quarter of 2008, the fair values of our reporting units exceeded their respective book values. However, if current economic conditions worsen causing further deterioration in our operating revenues, operating margins, and cash flows, we may have a triggering event that could result in an impairment to our goodwill in future periods. Our cemetery segment, which has a goodwill balance of $54.8 million as of December 31, 2008, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending.

The weakened economy has also negatively impacted our cemetery property sales. In 2008, preneed and atneed cemetery property production, net of discounts, declined 5.4%, which significantly decreased our cemetery revenue and cash flow. In addition, our preneed cemetery service and merchandise production decreased 9.4% compared to 2007, which does not impact current revenue but reduces our preneed backlog and will reduce our future revenues. See Part I, Item 1A. Risk Factors for additional information.

Capital Allocation Considerations

We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $350.2 million in 2008. Our current cash and cash equivalents balance is approximately $148 million as of February 25, 2009. In addition, we have approximately $247 million in excess borrowing capacity under our revolving credit facility, which matures in November 2011 (currently used to support $52.7 million of letters of credit). We have $28.7 million in 7.7% notes due in April 2009; however, we intend to refinance these notes on a long-term basis through the utilization of our revolving credit facility. Exclusive of the notes due April 2009 discussed above, we have no significant maturities of long-term debt until November 2011. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. However, given the current environment, interest rates on borrowings are significantly higher than levels experienced in recent history.

We believe our cash on hand, future operating cash flows, and the available capacity under our credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months.

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2008 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2008 are as follows:

	Per Credit Agreement		Actual

Leverage ratio	4.75 (Max	)	3.53
Interest coverage ratio	2.50 (Min	)	3.79

Our financial covenant requirements per our agreement become more restrictive over time. The future leverage and interest coverage ratios are as follows:

Leverage Ratio (Max)

2009	4.25
2010	3.75
Thereafter	3.50

Interest Coverage Ratio (Min)

2009 thru June 2010	2.75
Thereafter	3.00

We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if the expected returns exceed our cost of capital. Our outlook for capital improvements at existing facilities and cemetery development expenditures in 2009 is $80 to $90 million.

We paid our shareholders cash dividends from 1974 to 1999. In early 2005, we resumed paying shareholders a quarterly cash dividend of $0.025 per common share. In November 2006, we increased our quarterly dividend to $0.03 per common share. In November 2007, we increased our quarterly dividend to $0.04 per common share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.

We currently have approximately $123.4 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement and privately-placed debt securities contain covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.

Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Set forth below is a reconciliation of net cash provided by operating activities excluding special items to our reported net cash provided by operating activities prepared in accordance with GAAP. We believe this non-GAAP financial measure provides a consistent basis for comparison between periods and better reflects the performance of our core operations. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

Operating Activities

	2008	2007	2006
	(In millions)

Net cash provided by operating activities, as reported	$350.2	$356.2	$324.2
One-time Alderwoods transition and other costs	3.3	38.6	3.2
Premiums paid on early extinguishment of debt	—	11.7	15.7
Redemption of French securities	—	(17.0)	—
Net tax refund	(1.2)	—	—
Pension termination	3.0	40.9	—

Net cash provided by operating activities, excluding special items	$355.3	$430.4	$343.1

Net cash provided by operating activities, excluding special items, decreased approximately $75 million in 2008 compared to 2007. This decrease reflects the sale of Mayflower Insurance Co., which contributed $17.3 million of operating cash flows from discontinued operations in 2007 and $8.6 million in insurance proceeds related to Hurricane Katrina in 2007 that did not recur in 2008. The remaining decrease was driven by a decline in our operating income related to lower preneed cemetery sales and net investment losses on our trust assets. Also, during the fourth quarter of 2008 we began to see a slowdown in preneed cash receipts.

Net cash provided by operating activities, excluding special items, increased approximately $87 million in 2007 compared to 2006. This increase includes additional cash flow and synergies achieved related to the

Alderwoods acquisition as well as $26.1 million in trust proceeds received from our reconciliation of the preneed funeral and cemetery backlogs of Alderwoods. These increases were partially offset by $42.4 million in additional interest payments resulting from increased borrowings to finance the Alderwoods acquisition and $29 million in additional cash tax payments.

We paid approximately $20.1 million in income taxes in 2008 compared to approximately $44.5 million paid in 2007, primarily as a result of lower taxable income in 2008 compared to 2007. We did not pay federal income taxes in 2008 because of net operating loss carryforwards. Our tax payment in 2007 increased $20.6 million from $15.6 million in 2006 primarily as a result of the additional taxable income generated from our Alderwoods operations acquired at the end of 2006.

Investing Activities — Investing activities used net cash of $151.3 million in 2008 compared to providing net cash flows of $378.1 million in 2007, primarily due to a $527.4 million decrease in proceeds generated from the divestiture of non-strategic assets. The 2007 net cash flows from investing activities of $378.1 million represents a $1.7 billion change from 2006 primarily due to $1.3 billion used in 2006 for acquisitions (primarily Alderwoods), offset by a $327.5 million increase in proceeds from divestitures in 2007 compared to 2006.

In 2007, we completed the sale of Mayflower National Life Insurance Company, Alderwoods’ former insurance subsidiary, and we divested all of our properties required to be divested by the FTC as a result of the Alderwoods acquisition. We also received $4.7 million of proceeds held as an income tax receivable related to the 2005 sale of our operations in Chile, $1.9 million in cash proceeds related to the 2006 sale of our operations in Singapore, and $144.0 million related to the redemption of securities involving our former equity investment in France.

In 2006, we acquired Alderwoods for $1.2 billion, including refinancing of $357.7 million of Alderwoods debt. We also received $11.0 million of proceeds held as an income tax receivable related to the 2005 sale of our operations in Chile and $10.6 million in cash proceeds from the fourth quarter 2006 sale of our operations in Singapore.

Financing Activities — Cash flows from financing activities used $230.5 million in 2008 compared to using $607.5 million in 2007. This $377.0 million net decrease in financing cash outflows in 2008 compared to 2007 was driven by a $363.0 million decrease in share repurchases and a $472.5 million decrease in early extinguishments of debt, partially offset by $38.1 million lower proceeds from stock option exercises, an $81.9 million increase in scheduled debt payments and $310.4 million lower proceeds from the issuance of long-term debt. Cash flows from financing activities used $607.5 million in 2007 compared to generating $565.2 million in 2006. This $1.2 billion net change in financing cash flows in 2007 compared to 2006 was driven by lower proceeds from the issuance of long-term debt, higher share repurchases, and an increase in debt extinguishments.

Proceeds from long-term debt (net of debt issuance costs) were $82.1 million in 2008 due to a $54.3 million drawdown under our revolving credit facility and $27.8 million of mortgage and other debentures. Proceeds from long-term debt (net of debt issuance costs) were $392.6 million in 2007 due to the issuance of $200 million of senior unsecured 6.75% notes due 2015 and $200 million of senior unsecured 7.50% notes due 2027. Proceeds from long-term debt (net of debt issuance costs) were $825.3 million in 2006 due to the issuance of $250 million of senior unsecured 7.625% notes due 2018, $250 million of senior unsecured 7.375% notes due 2014, $200 million of private placement offerings, and a $150 million term loan.

Payments of debt in 2008 were $138.2 million due to the repayment of our revolving credit facility of $54.3 million, the repayment of $45.2 million of our 6.5% notes due March 2008, $12.8 million in other scheduled debt payments, and $25.9 million in payments on capital leases. Payments of debt in 2007 were $528.8 million due to early extinguishments of $472.5 million, the acceptance of the tender of $13.5 million of our 6.875% notes due October 2007, $3.7 million in scheduled debt payments, $27.1 million in payments on capital leases, and $12.0 million of other note payments. Payments of debt in 2006 were $228.9 million due to early extinguishments of $181.5 million, $26.1 million in scheduled debt payments, and $21.3 million in payments on capital leases.

We repurchased 17.7 million shares of common stock for $142.2 million in 2008, compared to 38.5 million shares for $505.1 million in 2007 and 3.4 million shares for $27.9 million in 2006.

We paid cash dividends of $41.5 million in 2008, $34.6 million in 2007 and $29.4 million in 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as debt maturities, interest on long-term debt, operating lease agreements, and employment, consulting, and non-competition agreements. We also have commercial and contingent obligations that result in cash payments only if certain events occur requiring our performance pursuant to a funding commitment.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	2009	2010-2011	2012-2013	Thereafter	Total
	(Dollars in millions)

Debt maturities(1)(2)	$27.1	$237.8	$102.1	$1,481.5	$1,848.5
Interest obligation on long-term debt(3)	121.1	241.7	221.8	464.4	1,049.0
Operating lease agreements(4)	9.3	13.5	10.9	49.2	82.9
Employment, consulting, and non-competition agreements(5)	5.6	5.6	2.6	2.6	16.4

Total contractual obligations	$163.1	$498.6	$337.4	$1,997.7	$2,996.8

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.

(2)	Included in 2010-2011 is $28.7 million of 7.7% notes due April 2009 which we intend to refinance on a long-term basis through the utilization of our revolving credit facility that matures in November 2011. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our revolving credit facility.

(3)	Approximately 87% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(4)	The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral service locations and cemetery operating and maintenance equipment. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

(5)	We have entered into management employment, consulting, and non-competition agreements that contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to these agreements.

The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2008.

	Expiration by Period
Commercial and Contingent Obligations	2009	2010-2011	2012-2013	Thereafter	Total
	(Dollars in millions)

Surety obligations(1)	$232.8	$—	$—	$—	$232.8
Long-term obligations related to uncertain tax positions(2)	9.9	161.9	0.2	2.7	174.7
Letters of credit(3)	52.7	—	—	—	52.7
Representations and warranties(4)	5.1	26.8	—	—	31.9

Total commercial and contingent obligations	$300.5	$188.7	$0.2	$2.7	$492.1

(1)	Represents the aggregate funding obligation associated with our surety bond arrangements. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)	We adopted the provisions of FIN 48 on January 1, 2007. In accordance with the provisions of FIN 48, we have recorded a liability for unrecognized tax benefits and related interest and penalties of $174.7 million as of December 31, 2008. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions.

(3)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2008, the full amount of our letters of credit was supported by our revolving credit facility which expires in November 2011.

(4)	In addition to the letters of credit described above, we currently have contingent obligations of $31.9 million related to our asset sales and joint venture transactions. We have agreed to guarantee certain representations and warranties associated with such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.2 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. During the year ended December 31, 2004, we recognized $35.8 million of contractual obligations related to representations and warranties associated with the disposition of our funeral operations in France. The remaining obligations of $20.8 million at December 31, 2008 are primarily related to certain foreign taxes and litigation matters. This amount is recorded in Other liabilities in our consolidated balance sheet. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to this obligation.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values have dropped below certain prescribed amounts. In the event that our trust investments do not recover from recent market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2008, we had unrealized losses of $19.8 million in the various trusts in these states.

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

	December 31,	December 31,
	2008	2007
	(Dollars in millions)

Preneed funeral	$130.6	$134.9
Preneed cemetery:
Merchandise and services	132.4	148.0
Pre-construction	2.9	6.4

Bonds supporting preneed funeral and cemetery obligations	265.9	289.3

Bonds supporting preneed business permits	5.1	5.4
Other bonds	17.7	8.4

Total surety bonds outstanding	$288.7	$303.1

When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $265.9 million in bonds supporting preneed funeral and cemetery obligations differs from the $232.8 potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2008, 2007, and 2006, we had $29.5 million, $38.4 million, and $50.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.

Preneed Funeral and Cemetery Activities and Backlog of Contracts

In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Our backlog of funeral and cemetery contracts shown below represents the total amount of future revenues we have under contract at the end of 2008 and 2007.

Trust-Funded Preneed Funeral and Cemetery Contracts:  The funds are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.

Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. Our preneed funeral and cemetery trust assets are consolidated and recorded in our consolidated balance sheet at fair market value. Investment earnings on trust assets are generally accumulated in the trust and distributed as the revenue associated with the preneed funeral or cemetery contract is recognized or cancelled by the customer. In certain states and provinces, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date. See “Recent Volatility in Financial Markets” for more information.

If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2008. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about reasonably possible obligations from trust assets. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $137.8 million and $143.7 million as of December 31, 2008 and 2007, respectively.

The cash flow activity over the life of a trust-funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the operating cash flow line items (Increase) decrease in preneed receivables and trust investments, Increase (decrease) in deferred preneed revenue, Increase (decrease) in deferred preneed funeral and cemetery receipts held in trust and Net income (loss) in our consolidated statement of cash flows. While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. At the time of death maturity, we receive the principal and undistributed investment earnings from the funeral trust and any remaining receivable due from the customer. At the time of delivery or storage of cemetery merchandise and service items for which we were required to deposit funds to trust, we receive the principal and undistributed investment earnings from the cemetery trust. There is generally no remaining receivable due from the customer, as our policy is to deliver preneed cemetery merchandise and service items only upon payment of the contract balance in full. This cash flow at the time of service, delivery, or storage is generally less than the associated revenue recognized, thus reducing cash flow from operating activities.

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2008 and 2007.

	North America
	Years Ended
	December 31,
	2008	2007
	(Dollars in millions)

Funeral:
Preneed trust-funded (including bonded):
Sales production	$152.8	$148.5

Sales production (number of contracts)	30,320	30,363

Maturities	$196.1	$210.1

Maturities (number of contracts)	45,392	46,998

Cemetery:
Sales production:
Preneed	$358.9	$399.3
Atneed	249.5	272.8

Total sales production	608.4	672.1

Sales production deferred to backlog:
Preneed	$148.0	$169.7
Atneed	190.1	204.7

Total sales production deferred to backlog	338.1	374.4

Revenue recognized from backlog:
Preneed	$144.1	$176.1
Atneed	196.7	203.4

Total revenue recognized from backlog	340.8	379.5

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 66% of our North America preneed funeral production in 2008 relates to insurance-funded preneed funeral contracts.

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

Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. Included in GA revenues for 2008 and 2007 were cash overrides in the amount of $8.5 million and $7.2 million, respectively.

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2008 and 2007, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2008	2007
	(Dollars in millions)

Preneed funeral insurance-funded(1):
Sales production	$296.2	$285.8

Sales production (number of contracts)	49,381	50,566

General agency revenue	$51.5	$44.8

Maturities	$250.5	$241.6

Maturities (number of contracts)	47,890	51,240

(1)	Amounts are not included in our consolidated balance sheet.

North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2008 and 2007. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2008 and 2007. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	December 31,		December 31,
	2008		2007
	Market	Cost	Market	Cost
		(Dollars in billions)

Deferred preneed funeral revenues	$0.59	$0.59	$0.53	$0.53
Deferred preneed funeral receipts held in trust	1.00	1.24	1.24	1.26

	$1.59	$1.83	$1.77	$1.79
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.13)	(0.13)

Backlog of trust-funded preneed funeral revenues	$1.48	$1.72	$1.64	$1.66
Backlog of insurance-funded preneed funeral revenues	3.30	3.30	3.36	3.36

Total backlog of preneed funeral revenues	$4.78	$5.02	$5.00	$5.02

Preneed funeral receivables and trust investments	$1.19	$1.43	$1.43	$1.45
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.04	$1.28	$1.32	$1.34
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.30	3.30	3.36	3.36

Total assets associated with backlog of preneed funeral revenues	$4.34	$4.58	$4.68	$4.70

Deferred preneed cemetery revenues	$0.77	$0.77	$0.75	$0.75
Deferred preneed cemetery receipts held in trust	0.82	1.11	1.15	1.12

	$1.59	$1.88	$1.90	$1.87
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.12)	(0.12)

Backlog of deferred cemetery revenues	$1.46	$1.75	$1.78	$1.75

Preneed cemetery receivables and trust investments	$1.06	$1.35	$1.43	$1.40
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.15)	(0.15)

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$0.95	$1.24	$1.28	$1.25

The market value of our funeral and cemetery trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. For more information on how market values are estimated, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting

Changes below. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.

Results of Operations — Years Ended December 31, 2008, 2007, and 2006

Management Summary

Key highlights in 2008 were as follows:

•	Revenues decreased $129.7 million, or 5.7%, as a result of approximately $100 million in lost revenue from significant divestiture activity throughout 2007 and a $13.0 million decline in preneed cemetery property sales.

•	Despite a difficult economic environment, our comparable funeral segment demonstrated significant stability with modest growth in profits and margins and a 3.4% increase in average revenue per funeral service; comparable funeral services decreased 2.7%.

•	Due to the recent adverse conditions in the financial markets, our funeral trust fund income declined $8.3 million and cemetery merchandise and services and perpetual care trust fund income declined $25.5 million in 2008 compared to 2007.

Consolidated Fourth Quarter Results

During the fourth quarter of 2008, funeral revenues declined $14.5 million, or 3.9%, to $356.4 million from $370.9 million in the same period in 2007 primarily as a result of the divestiture of several locations that contributed an incremental $8.6 million of revenue in the fourth quarter of 2007. Additionally, we experienced a $4.8 million decline in trust fund income recognized on matured preneed contracts. Despite the decline in revenues, funeral gross profit increased $1.4 million, or 2.0%, due to declines in variable costs, employee-related costs, and general liability insurance expenses. Our gross margin percentage increased to 20.4% compared to 19.2% in 2007.

Cemetery revenues declined $41.5 million, or 20.5%, from $202.0 million in the fourth quarter of 2007 to $160.5 million in the fourth quarter of 2008 due to an $19.9 million decline in property sales, a $5.5 million decline in new cemetery property construction revenue, and an $11.8 million decrease in trust fund income. Additionally, we divested several locations that contributed an incremental $7.8 million in revenue in the fourth quarter of 2007. Cemetery gross profit decreased $29.8 million, or 60.9%, and our gross margin percentage decreased to 11.9% compared to 24.2% due to the revenue declines described above which were only partially offset by lower variable costs.

Operating income decreased $29.0 million, or 32.3%, to $60.9 million in the fourth quarter of 2008 from $89.9 million in the fourth quarter of 2007. This decrease in operating income was primarily due to the decline in revenue discussed in the preceding paragraphs, partially offset by a $13.7 million decrease in general administrative expenses.

Results of Operations — Years Ended December 31, 2008, 2007, and 2006

In 2008, we reported consolidated net income of $97.1 million ($.37 per diluted share) compared to net income in 2007 of $247.7 million ($.85 per diluted share) and net income in 2006 of $56.5 million ($.19 per diluted share). These results were impacted by certain significant items that decreased earnings, including:

•	after-tax charges of $1.9 million related to Hurricane Ike losses in 2008;

•	net after-tax losses on asset sales of $36.0 million in 2008 and $50.1 million in 2006;

•	after-tax losses from the early extinguishment of debt of $8.7 million in 2007 and $10.7 million in 2006;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $0.7 million in 2008, $16.5 million in 2007 and $4.3 million in 2006;

•	after-tax expenses related to our Alderwoods bridge financing of $3.9 million in 2006; and

•	after-tax expenses to settle our Cash Balance pension plan of $6.5 million in 2007.

Significant items that increased earnings included:

•	after-tax earnings from discontinued operations of $4.4 million in 2007 and $3.9 million in 2006;

•	net after-tax gain from the sale of assets of $6.0 million in 2007;

•	after-tax gain on the redemption of securities related to our former equity investment in France of $99.8 million in 2007; and

•	after-tax gain on the sale of our equity investment in France of $17.6 million in 2007.

Consolidated Versus Comparable Results — Years Ended December 31, 2008, 2007, and 2006

The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2008, 2007, and 2006. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2007 and ending December 31, 2008. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2008	Consolidated	Construction	Dispositions	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,468.7	$16.4	$8.3	$1,444.0
Cemetery revenue	679.9	6.1	0.4	673.4

	2,148.6	22.5	8.7	2,117.4

Germany Revenue
Funeral revenue	7.0	—	—	7.0

Total revenue	$2,155.6	$22.5	$8.7	$2,124.4

North America Gross Profits
Funeral gross profits	$312.6	$(2.0)	$(1.7)	$316.3
Cemetery gross profits	105.9	1.0	(1.0)	105.9

	418.5	(1.0)	(2.7)	422.2

Germany Gross Profits
Funeral gross profits	0.3	—	—	0.3

Total gross profits	$418.8	$(1.0)	$(2.7)	$422.5

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2007	Consolidated	Construction	Dispositions	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,518.3	$(0.5)	$92.5	$1,426.3
Cemetery revenue	760.0	(0.1)	38.7	721.4

	2,278.3	(0.6)	131.2	2,147.7

Germany Revenue
Funeral revenue	7.0	—	—	7.0

Total revenue	$2,285.3	$(0.6)	$131.2	$2,154.7

North America Gross Profits
Funeral gross profits	$307.3	$—	$3.8	$303.5
Cemetery gross profits	159.3	—	2.4	156.9

	466.6	—	6.2	460.4

Germany Gross Profits
Funeral gross profits	0.2	—	—	0.2

Total gross profits	$466.8	$—	$6.2	$460.6

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2006	Consolidated	Construction	Dispositions	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,155.3	$(0.1)	$94.4	$1,061.0
Cemetery revenue	591.1	(0.1)	41.8	549.4

	1,746.4	(0.2)	136.2	1,610.4

Germany Revenue
Funeral revenue	6.5	—	—	6.5

Total revenue	$1,752.9	$(0.2)	$136.2	$1,616.9

North America Gross Profits
Funeral gross profits	$240.1	$—	$3.5	$236.6
Cemetery gross profits	107.5	0.1	1.1	106.3

	347.6	0.1	4.6	342.9

Germany Gross Profits
Funeral gross profits	0.4	—	—	0.4

Total gross profits	$348.0	$0.1	$4.6	$343.3

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2008, 2007, and 2006. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	2008	2007	2006
	(Dollars in millions, except average revenue per funeral service)

Consolidated funeral revenue	$1,475.7	$1,525.3	$1,161.8
Less: GA revenues	51.5	44.8	35.1
Less: Other revenues	10.0	12.5	12.3

Adjusted Consolidated funeral revenue	$1,414.2	$1,468.0	$1,114.4

Consolidated funeral services performed	278,165	299,801	235,384
Consolidated average revenue per funeral service	$5,084	$4,897	$4,734

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2008, 2007, and 2006. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	2008	2007	2006
	(Dollars in millions, except average revenue per funeral service)

Comparable funeral revenue	$1,451.0	$1,433.3	$1,067.5
Less: GA revenues	51.4	43.1	33.2
Less: Other revenues	9.6	8.8	7.8

Adjusted Comparable funeral revenue	$1,390.0	$1,381.4	$1,026.5

Comparable funeral services performed	272,693	280,290	214,773
Comparable average revenue per funeral service	$5,097	$4,928	$4,779

Funeral Results

Funeral Revenue

Consolidated revenues from funeral operations were $1,475.7 million for the year ended December 31, 2008 compared to $1,525.3 million in the same period of 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $84.2 million of revenue in 2008, partially offset by acquisitions that contributed an additional $16.9 million of revenue and a 3.8% increase in average revenue per funeral service. Our comparable funeral revenues increased $17.7 million, or 1.2%, compared to the year ended December 31, 2007 primarily driven by a 3.4% increase in comparable average revenue per funeral service, which more than offset a 2.7% decline in the number of funeral services performed and a $6.0 million decline in trust fund income.

Consolidated revenue from funeral operations increased $363.5 million in 2007 compared to 2006. Comparable funeral revenues in 2007 increased $365.8 million, or 34.3% over 2006. The increase was primarily driven by our operations acquired from Alderwoods, which contributed $349.6 million in funeral revenues, and continued benefits of our strategic pricing initiatives at legacy locations. This was partially offset by a $1.9 million decline in revenue from divested locations.

Funeral Services Performed

Our consolidated funeral services performed decreased 21,636, or 7.2%, in the year ended December 31, 2008 compared to the same period in 2007. This decrease was primarily due to our planned 2007 divestiture of non-

strategic assets, which contributed an incremental 17,990 funeral services in 2007, partially offset by an incremental 3,951 funeral services from acquisitions in 2008. Our comparable funeral services performed decreased 7,597, or 2.7%, primarily due to the implementation of our strategic pricing initiative at former Alderwoods locations discussed below. We have seen a recent stabilization in the cremation trend for our businesses as our strategic pricing initiative and discounting policies have resulted in a decline in highly-discounted, low-service cremation customers. Our comparable cremation rate of 41.9% in 2008 increased only slightly from 41.4% in 2007. Our comparable cremation rate of 41.4% in 2007 increased from 40.3% in 2006. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.

Average Revenue Per Funeral Service

Our consolidated average revenue per funeral service increased $187, or 3.8%, in the year ended December 31, 2008 compared to the same period of 2007. Our comparable average revenue per funeral service increased 3.4%, or $169 per funeral service, reflecting the continued benefits from our strategic pricing initiative, which was implemented at former Alderwoods locations throughout 2007. Pursuant to this strategy, we have realigned our pricing focus away from our products to our service offerings, reflecting our competitive advantage and concentrating on services that our customers believe add the most value. This strategy has resulted in a decline in highly discounted, low-service cremation funeral services. These initiatives, although reducing our funeral services volume, have generated improvements in average revenue per funeral service and increased profitability. We expect that we have seen the full benefit of these initiatives by the end of 2008. However, we believe we can continue to generate increases in our average revenue per funeral service (although much smaller than in 2008) through inflationary price increases.

Funeral Gross Profit

Consolidated funeral gross profits increased $5.4 million in 2008 as compared to 2007, despite the divestiture of non-strategic assets that contributed an incremental $5.5 million of gross profit in 2007 compared to 2008. The consolidated gross margin percentage increased to 21.2% from 20.2%. Gross profit from our comparable funeral locations increased $12.9 million, or 4.2%, in 2008 compared to 2007 primarily as a result of the increase in comparable revenue described above.

Consolidated funeral gross profits increased $67.0 million in 2007 as compared to 2006. Gross profit from our comparable funeral locations increased $66.7 million, or 28.1%, and our comparable gross margin percentage decreased to 21.2% from 22.2% in 2007 compared to 2006. Comparable gross profits before allocation of corporate and field overhead costs increased $90.1 million, or 29.0%. The increase was primarily driven by our operations acquired from Alderwoods, which contributed $81.4 million in funeral gross profit. Our corporate and field overhead includes costs related to the addition of the former Alderwoods’ funeral homes and cemeteries. We do not separately identify and allocate these additional overhead costs; therefore, the negative impact is reflected in our gross profit and gross margin percentage for 2007 on a comparable basis compared to 2006. This increase was partially offset by a $0.3 million decline in gross profit from divested locations.

Cemetery Results

Cemetery Revenue

Consolidated revenues from our cemetery operations decreased $80.1 million in 2008 compared to 2007. Comparable cemetery revenue decreased $48.0 million, or 6.7%, in 2008 compared to 2007. This decrease primarily resulted from a $28.8 million decline in preneed cemetery property revenue in 2008 compared to 2007 as several large non-recurring construction projects were completed in 2007, a $14.3 million decrease in preneed cemetery trust fund income, and an $8.4 million decrease in cemetery perpetual care trust fund income. Revenues from divested locations decreased $38.3 million from the divestiture of non-strategic assets, partially offset by acquisitions, which contributed an additional $6.2 million of revenue.

Consolidated revenues from our cemetery operations increased $168.9 million, or 28.6%, in 2007 compared to 2006. Our comparable cemetery revenues grew $172.0 million, or 31.3%, in 2007 compared to 2006, reflecting an increase from operations acquired from Alderwoods, which contributed $154.8 million in cemetery revenues and our tiered-product strategy, which focused on the development of high-end cemetery property. This increase was partially offset by a $3.1 million decline in revenue from divested locations.

Cemetery Gross Profits

Consolidated cemetery gross profit decreased $53.4 million, or 33.5%, in 2008 compared to 2007. Consolidated cemetery gross margin percentage decreased to 15.6% in 2008 compared to 21.0% in 2007. Gross profit from our comparable cemetery locations decreased $51.0 million, or 32.5%, in 2008 compared to 2007 primarily as a result of the decrease in comparable revenue described above. Gross profit from divested locations decreased $3.4 million from the divestiture of non-strategic assets throughout 2007, partially offset by acquisitions that contributed an additional $1.0 million of gross profit. We experienced a $9.0 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These decreases were more than offset by increased maintenance costs, including energy-related costs and increased commissions.

Consolidated cemetery gross profit increased $51.8 million, or 48.2%, in 2007 compared to 2006. Consolidated cemetery gross margin percentage grew to 21.0% in 2007 compared to 18.2% in 2006. Our comparable cemetery gross profit increased $50.6 million, or 47.6%, in 2007 compared to 2006 reflecting an increase from operations acquired from Alderwoods, which contributed $41.0 million in cemetery gross profit, partially offset by the receipt and recognition of $7.9 million of endowment care trust fund income in 2006. The comparable cemetery margin percentage was 21.7% in 2007 compared to 19.3% in 2006. Gross profit from divested locations increased $1.3 million in 2007 compared to 2006.

Other Financial Statement Items

General and Administrative Expenses

General and administrative expenses were $87.4 million in 2008 compared to $135.8 million in 2007 and $92.6 million in 2006. For 2008 compared to 2007, general and administrative costs decreased $48.4 million primarily due to $27.2 million of transition and other expenses related to the acquisition of Alderwoods incurred in 2007, $11.2 million of costs to terminate our pension plan incurred in 2007, and a $13.6 million decrease in our employee benefits expense related to reductions in corporate bonuses and long-term incentive plans. For 2007 compared to 2006, general and administrative costs increased $43.2 million primarily due to Alderwoods integration costs of $28.4 million and pension termination costs discussed above.

Gains (Losses) on Divestitures and Impairment Charges, Net

In 2008, we recognized a $36.1 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery businesses in the United States and Canada, including a $3.8 million impairment charge of our trademark and tradenames and a $13.9 million impairment of certain assets located in Oregon, West Virginia, Michigan, Alabama, and Georgia, which are classified as assets held for sale at December 31, 2008.

In 2007, we recognized a $16.9 million net pre-tax gain on asset divestitures and impairments. This gain was primarily associated with the disposition of funeral and cemetery businesses in the United States and Canada, including a $21.8 million gain on assets sold to StoneMor Partners LP and a $21.1 million gain from real estate dispositions, partially offset by $26.0 million in losses on FTC and non-strategic divestitures.

In 2006, we recognized a $58.7 million net pre-tax loss on asset divestitures and impairments. This loss was primarily associated with the disposition of underperforming funeral and cemetery businesses in United States and Canada, including a $16.6 million impairment of assets sold to StoneMor Partners LP in 2006 and a $26.4 million impairment of certain assets in Michigan for which we had commenced a plan to sell and which were classified as assets held for sale at December 31, 2006. Additionally, in connection with the Alderwoods acquisition, we entered into a consent agreement with the Federal Trade Commission to divest certain of our non-Alderwoods properties, and we recorded an impairment charge of $12.9 million for these properties owned by us and classified as assets held for sale at December 31, 2006.

Hurricane Expense, Net

Hurricane expense, net reflects $3.1 million in property damages incurred at various locations caused by Hurricane Ike in September 2008, net of estimated insurance recoveries of $2.5 million.

Interest Expense

Interest expense decreased $12.6 million to $134.3 million in 2008 compared to $146.9 million in 2007. The decrease in interest expense resulted primarily from the $100 million repayment of our term loan, prepayment of $50 million Series A Senior Notes, the $45.2 million payment of our 6.5% notes due March 2008, and a decrease in rates associated with our floating rate debt, mainly our Series B Senior Notes due November 2011.

Interest expense increased $23.5 million to $146.9 million in 2007 compared to $123.4 million in 2006. The $23.5 million increase in interest expense between 2007 and 2006 resulted primarily from an incremental $31.5 million of interest costs related to our increased borrowings to finance the Alderwoods transaction.

Interest Income

Interest income of $5.4 million in 2008, a $6.3 million decrease from 2007, reflects the decrease in our average cash balances throughout 2008 coupled with a decline in interest rates.

Interest income of $11.7 million in 2007, compared to $31.2 million in 2006, reflects the decrease in our cash balance as a result of the acquisition of Alderwoods.

Loss on Early Extinguishment of Debt

During 2007, we repaid $100.0 million of our term loan and $50 million of our Series A Senior Notes, and we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. As a result of these transactions, we recognized a loss of $15.0 million, which represents the write-off of unamortized deferred loan costs of $3.3 million, a $1.0 million loss on a related interest rate hedge, and $10.7 million in premiums paid to extinguish the debt.

During 2006, we repurchased $139.0 million aggregate principal amount of our 7.7% notes due 2009 in a tender offer and prepaid $50.0 million of our term loan in December 2006. As a result of these transactions, we recognized a loss of $17.5 million, which comprised the redemption premiums paid of $8.2 million and the write-off of unamortized deferred loan costs of $9.3 million.

Equity in Earnings of Unconsolidated Subsidiaries

Equity income from our equity investment in France was $36.6 million in 2007 compared to $1.1 million in 2006. This increase was primarily attributable to equity earnings generated by the sale of our former equity investment’s business operations in the fourth quarter of 2007.

Gain on Redemption of Securities

Gain on redemption of securities was $158.1 million in 2007 compared to $10.9 million in 2006. The 2007 and 2006 income is primarily related to the redemption of our convertible preferred equity certificates in our former equity investment in France. This investment was liquidated in the fourth quarter of 2007. See Note 19 in Part II, Item 8. Financial Statements and Supplementary Data, for further information.

Other (Expense) Income, Net

Other expense, net was a $0.6 million expense in 2008 compared to a $3.8 million expense in 2007, primarily due to $0.6 million in unfavorable adjustments to our notes receivable allowance in 2007, a decrease in our surety bond expense of $1.7 million in 2008, and a $0.8 million increase in foreign exchange loss in 2008 compared to 2007 as a result of the recent decline in Canadian and Euro currencies.

Other expense, net was a $3.8 million expense in 2007 compared to a $1.5 million expense in 2006, primarily due to a an incremental $2.6 million in unfavorable adjustments to our notes receivable allowance in 2007.

Provision for Income Taxes

The 2008 consolidated effective tax rate was 40.3%, compared to 37.1% and 46.0% in 2007 and 2006, respectively. The increase in the effective rate from 2007 to 2008 was primarily due to 2007 utilization of capital losses subject to valuation allowances. During the fourth quarter of 2007, we generated taxable capital gains from the sale of our former equity investment in France, which allowed us to recognize the benefit of capital loss carryforwards that we had previously concluded were more likely than not to expire unutilized. The 2008, 2007, and 2006 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset divestitures and certain other adjustments related to prior periods. See Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, for further discussion.

Weighted Average Shares

The diluted weighted average number of shares outstanding was 260.4 million in 2008, compared to 290.4 million in 2007 and 297.4 million in 2006. The decrease in all years reflects shares repurchased under our share repurchase program.

Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for more information. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, business combinations, valuation of goodwill, valuation of intangible assets, valuation of long-lived assets, loss contract analysis, the use of estimates, and fair value measurements.

Revenue Recognition

Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with cemetery property interment rights is recognized in accordance with the retail land sales provision of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and at least 10% of the sales price is collected.

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

Business Combinations

We have applied the principles provided in SFAS No. 141, “Business Combinations” (SFAS 141) to our prior business combinations. Tangible and intangible assets and liabilities assumed were recorded at their fair value and goodwill recognized for any difference between the price of the acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information was not available to us at the closing date and subsequently became available during the allocation period, as defined by SFAS 141, we have adjusted our goodwill, assets, or liabilities associated with the acquisition. These changes are disclosed in future reports as they occur. See Note 3 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of Recent Accounting Pronouncements which will affect how we account for Business Combinations effective January 1, 2009.

Valuation of Goodwill

We record the excess of purchase price over the fair value of identifiable net assets acquired in business combinations as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. As of December 31, 2008, our funeral segment reporting unit includes assets in North America and Germany. Our cemetery segment reporting unit includes assets in North America. We test for impairment of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually during the fourth quarter using information as of September 30.

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in SFAS 142) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter using September 30 information, we concluded that there was no impairment of goodwill as of December 31, 2008.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2008, we determined that the decline in our operating results, combined with significant declines in the economy, resulted in a triggering event that occurred subsequent to our annual impairment test of goodwill. We performed an additional impairment test based on December 31, 2008 information and concluded that there was no impairment of goodwill. However, if current economic conditions worsen causing further deterioration in our operating results, we may have another triggering event that could result in an impairment to our goodwill. Our cemetery segment, which has a goodwill balance of $54.8 million as of December 31, 2008, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales which are impacted by customer discretionary spending.

For our most recent annual impairment test performed in the fourth quarter using September 30 data, we used growth rates ranging from (2.0) to 5.3% over a three-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows. We considered the impact of recent realized losses in our trusts in developing our projected cash flows. We used a 10.3% discount rate which reflected our weighted average cost of capital based on our industry and our supplier industries and capital structure, as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 3.0%.

For our December 31 impairment test, we used growth rates ranging from (7.5) to 6.1% over a five-year period, plus a terminal value determined using the constant growth method. We considered the impact of recent realized losses in our trusts in developing our projected cash flows. We used an 11.0% discount rate, which reflects our current weighted average cost of capital determined based on our industry and our supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of the reporting units over the next five years plus terminal value. Our terminal value used a long-term growth rate of 3.0%.

Valuation of Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from our acquisition of Alderwoods. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually during the fourth quarter using information as of September 30.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounted the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using September 30 data, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% and discounted the cash flows at 10.5% based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter using September 30 information, we concluded there was no impairment of intangible assets as of December 31, 2008.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2008, we determined that the decline in our operating results, combined with significant declines in the economy, resulted in a triggering event that occurred subsequent to our annual impairment test of intangible assets. We performed an additional impairment test based on December 31, 2008 information and concluded that there was an impairment of our trademark and tradenames asset of $3.8 million. For this additional impairment test, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% and discounted the cash flows at 11.2% based on the relative risk of these assets to our overall business. If the current economic conditions worsen, causing further deterioration in our operating results, we may have another triggering event which could result in further impairment to these assets.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. In the fourth quarter of 2008, we determined that the economic decline in the United States and globally represented a change in circumstance for our long-lived assets to be held and used. As such, we reviewed our long-lived assets for impairment in accordance with SFAS 144, and we determined that no impairment charges were necessary. While we believe our estimates of undiscounted future cash flows used in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. For additional information regarding impairment or disposal of long-lived assets, see Note 19 in Part II, Item 8. Financial Statements and Supplementary Data.

Loss Contract Analysis

We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2008, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (GAAP) requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. Key estimates used by management include:

Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenues that may be cancelled in their first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Valuation of trust investments — With the implementation of revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R), as of March 31, 2004, we removed the receivables due from trust assets recorded at cost from our balance sheet and added the actual trust investments recorded at market value. The trust investments include marketable securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” When available, we use quoted market prices for specific securities. When quoted market prices are not available for the specific security, fair values are estimated by using either quoted market prices for securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment terms, rating, and tax exempt status.

The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity instruments. The underlying real estate value is determined using the most recent appraisals. The private equity investments are valued using appraisals and a discounted cash flow methodology depending on the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. See Fair Value Measurements below for additional information.

Legal liability reserves — Contingent liabilities, principally for legal liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with

Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

Depreciation of long-lived assets — We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.

Valuation of assets acquired and liabilities assumed — We have applied the principles of SFAS 141 to our prior business combinations. Tangible and intangible assets and liabilities assumed were recorded at their fair value and goodwill recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the allocation period, as defined in SFAS 141, we have adjusted our goodwill, assets, or liabilities associated with the acquisition. See Note 3 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of Recent Accounting Pronouncements which will affect how we account for business combinations effective January 1, 2009.

Income taxes — We compute income taxes using the liability method. Our ability to realize the benefit of our federal and state deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates.

We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States. Therefore, we have not provided for deferred federal income taxes on such unremitted foreign earnings.

We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. In the United States, our open tax years are 1996 to 2008. The Internal Revenue Service is currently examining our tax returns for 1999 through 2005 and various state jurisdictions are auditing years through 2006. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 5.75% and 5.53%, as of December 31, 2008 and 2007, respectively.

We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. In 2008, we completed the termination of the Employee

Retirement Plan of Rose Hills, and there are no remaining assets or liabilities under the plan. In 2007, we completed the termination of our U.S. Pension Plan, and there are no remaining assets or liabilities under the plan.

Insurance loss reserves — We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves.

As of December 31, 2008, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1987 through December 31, 2008 were approximately $292.2 million over 21.7 years. The selected fully developed ultimate settlement value estimated was $341.5 million for the same period. Paid losses were $277.9 million indicating a reserve requirement of $63.6 million.

At December 31, 2008 and 2007, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)

Balance at December 31, 2006	$67.7
Additions	35.9
Payments	(33.7)

Balance at December 31, 2007	$69.9
Additions	25.8
Payments	(32.1)

Balance at December 31, 2008	$63.6

Fair Value Measurements

As discussed above, we measure the available-for-sale securities held by our funeral and cemetery merchandise and service and cemetery perpetual care trusts at fair value on a recurring basis. Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income and are offset by changes in Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus as a result of those unrealized gains and/or losses; therefore, these gains and/or losses have no impact on our consolidated statement of operations. Certain of these securities have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. These securities represent 5.9% of our total $2.0 billion trust fund portfolio measured at fair value on a recurring basis as of December 31, 2008. For more information, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

Recent Accounting Pronouncements and Accounting Changes

For discussion of recent accounting pronouncements and accounting changes, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and positions includes the price risk associated with the marketable equity and debt securities included in our portfolio of trust investments, the interest rate risk associated with our floating rate debt, and the currency risk associated with our foreign operations (primarily in Canada). Our market-sensitive instruments and positions are considered to be “other-than-trading”. Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that might occur, assuming hypothetical changes in equity markets, interest rates, and currencies. Our views on market risk are not necessarily indicative of actual results that may occur, and they do not represent the maximum possible gains or losses that may occur. Actual fair value movements related to changes in equity markets, interest rates and currencies, along with the timing of such movements, may differ from those estimated.

The information presented below should be read in conjunction with Note 11 in Part II, Item 8. Financial Statements and Supplementary Data.

Marketable Equity and Debt Securities — Price Risk

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of December 31, 2008 are presented in Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

Market-Rate Sensitive Instruments — Interest Rate Risk

At December 31, 2008 and 2007, approximately 87% and 89%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 6.70% and 7.09%, respectively. The fair market value of our debt was approximately $393.9 million less than its carrying value at December 31, 2008. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $0.8 million.

Market-Rate Sensitive Instruments — Currency Risk

At December 31, 2008 and 2007, our foreign currency exposure was primarily associated with the Canadian dollar and the euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $2.4 million for the year ended December 31, 2008 and $0.8 million for the year ended December 31, 2007.

At December 31, 2008, approximately 8% of our stockholders’ equity and 16% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 14% of our stockholders’ equity and 8% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2007. We do not have a significant investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for collateral assignment split-dollar life insurance agreements and the manner in which it accounts for the fair value of certain assets and liabilities effective January 1, 2008, and the manner in which it accounts for uncertain income tax positions effective January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2009

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$2,155,622	$2,285,303	$1,752,888
Costs and expenses	(1,736,851)	(1,818,456)	(1,404,924)

Gross profits	418,771	466,847	347,964
General and administrative expenses	(87,447)	(135,753)	(92,603)
(Losses) gains on divestitures and impairment charges, net	(36,124)	16,920	(58,683)
Hurricane expense, net	(3,113)	—	—
Other operating income (expense)	585	(1,848)	—

Operating income	292,672	346,166	196,678
Interest expense	(134,274)	(146,854)	(123,399)
Interest income	5,393	11,725	31,171
Loss on early extinguishment of debt	—	(14,986)	(17,532)
Equity in earnings of unconsolidated subsidiaries	—	36,607	1,052
Gain on redemption of securities	—	158,133	10,932
Other expense, net	(629)	(3,804)	(1,453)

Income from continuing operations before income taxes	163,162	386,987	97,449
Provision for income taxes	(65,717)	(143,670)	(44,845)

Income from continuing operations	97,445	243,317	52,604
(Loss) income from discontinued operations (net of income tax benefit (provision) of $195, $(4,818) and $2,548, respectively)	(362)	4,412	3,907

Net income	$97,083	$247,729	$56,511

Basic earnings per share:
Income from continuing operations	$.38	$.85	$.18
Income from discontinued operations, net of tax	—	.02	.01

Net income	$.38	$.87	$.19

Basic weighted average number of shares	257,477	284,966	292,859

Diluted earnings per share:
Income from continuing operations	$.37	$.83	$.18
Income from discontinued operations, net of tax	—	.02	.01

Net income	$.37	$.85	$.19

Diluted weighted average number of shares	260,446	290,444	297,371

Dividends declared per share	$.16	$.13	$.105

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$128,397	$168,594
Receivables, net	96,145	113,793
Deferred tax asset	79,571	73,182
Inventories	31,603	36,203
Current assets held for sale	1,279	2,294
Other	18,515	27,261

Total current assets	355,510	421,327

Preneed funeral receivables and trust investments	1,191,692	1,434,403
Preneed cemetery receivables and trust investments	1,062,952	1,428,057
Cemetery property, at cost	1,458,981	1,451,666
Property and equipment, at cost, net	1,567,875	1,569,534
Non-current assets held for sale	97,512	122,626
Goodwill	1,178,969	1,198,153
Deferred charges and other assets	452,634	400,734
Cemetery perpetual care trust investments	744,758	905,744

	$8,110,883	$8,932,244

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$294,859	$343,392
Current maturities of long-term debt	27,104	36,594
Current liabilities held for sale	465	149
Income taxes	4,354	46,305

Total current liabilities	326,782	426,440

Long-term debt	1,821,404	1,820,106
Deferred preneed funeral revenues	588,198	526,668
Deferred preneed cemetery revenues	771,117	753,876
Deferred income taxes	288,677	140,623
Non-current liabilities held for sale	75,537	91,928
Other liabilities	356,090	383,642
Deferred preneed funeral and cemetery receipts held in trust	1,817,665	2,390,288
Care trusts’ corpus	772,234	906,590
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 249,472,075 and 262,858,169 issued and outstanding (net of 481,000 and 1,961,300 treasury shares at par, respectively)	249,472	262,858
Capital in excess of par value	1,733,814	1,874,600
Accumulated deficit	(726,756)	(797,965)
Accumulated other comprehensive income	36,649	152,590

Total stockholders’ equity	1,293,179	1,492,083

	$8,110,883	$8,932,244

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$97,083	$247,729	$56,511
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	362	(4,412)	(3,907)
Equity in earnings of unconsolidated subsidiaries, net of cash received	—	(19,566)	(1,052)
Loss on early extinguishments of debt	—	14,986	17,532
Premiums paid on early extinguishments of debt	—	(11,650)	(15,725)
Depreciation and amortization	114,157	115,682	84,010
Amortization of intangible assets	23,636	27,550	13,474
Amortization of cemetery property	32,690	35,824	28,263
Amortization of loan costs	3,573	6,261	16,328
Provision for doubtful accounts	9,243	10,754	9,156
Provision for deferred income taxes	109,118	34,652	38,257
Losses (gains) on divestitures and impairment charges, net	36,124	(16,920)	58,683
Gain on redemption of securities	—	(158,133)	—
Share-based compensation	9,970	8,787	7,035
Excess tax benefits from share-based awards	—	(10,469)	—
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(409)	(24,650)	(362)
Decrease (increase) in other assets	26,100	(4,374)	(8,488)
(Decrease) increase in payables and other liabilities	(143,956)	51,407	(10,607)
Net effect of preneed funeral production and deliveries:
Decrease in preneed funeral receivables and trust investments	7,271	102,080	33,064
Increase in deferred preneed funeral revenue	23,785	17,746	5,433
Decrease in deferred preneed funeral receipts held in trust	(23,334)	(95,581)	(29,968)
Net effect of preneed cemetery production and maturities:
Decrease in preneed cemetery receivables and trust investments	36,333	83,689	34,018
Increase (decrease) in deferred preneed cemetery revenue	11,408	5,142	(29,066)
(Decrease) increase in deferred preneed cemetery receipts held in trust	(22,388)	(77,640)	21,626
Other	(585)	9	(2,027)

Net cash provided by operating activities from continuing operations	350,181	338,903	322,188
Net cash provided by operating activities from discontinued operations	—	17,279	2,031

Net cash provided by operating activities	350,181	356,182	324,219
Cash flows from investing activities:
Capital expenditures	(154,101)	(157,011)	(97,527)
Acquisitions, net of cash acquired	(8,828)	(8,355)	(1,301,359)
Proceeds from divestitures and sales of property and equipment	32,543	410,689	83,146
Proceeds from redemption of securities	—	158,691	—
Net (deposits) withdrawals of restricted funds and other	(21,741)	(17,347)	8,639

Net cash (used in) provided by investing activities from continuing operations	(152,127)	386,667	(1,307,101)
Net cash provided by (used in) investing activities from discontinued operations	858	(8,546)	9,599

Net cash (used in) provided by investing activities	(151,269)	378,121	(1,297,502)
Cash flows from financing activities:
Payments of debt	(112,302)	(29,234)	(26,053)
Principal payments on capital leases	(25,851)	(27,057)	(21,346)
Proceeds from long-term debt issued	82,133	398,996	850,000
Debt issuance costs	—	(6,443)	(24,716)
Early extinguishments of debt	—	(472,545)	(181,543)
Proceeds from exercise of stock options	14,812	52,938	5,946
Excess tax benefits from share-based awards	—	10,469	—
Purchase of Company common stock	(142,155)	(505,121)	(27,870)
Payments of dividends	(41,501)	(34,629)	(29,431)
Bank overdrafts and other	(5,646)	7,209	20,480

Net cash (used in) provided by financing activities from continuing operations	(230,510)	(605,417)	565,467
Net cash used in financing activities from discontinued operations	—	(2,113)	(254)

Net cash (used in) provided by financing activities from continuing operations	(230,510)	(607,530)	565,213
Effect of foreign currency	(8,599)	1,941	1,168

Net (decrease) increase in cash and cash equivalents	(40,197)	128,714	(406,902)
Cash and cash equivalents at beginning of period	168,594	39,880	446,782

Cash and cash equivalents at end of period	$128,397	$168,594	$39,880

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Treasury	Capital in			Other
	Outstanding	Common	Stock, Par	Excess of	Unearned	Accumulated	Comprehensive
	Shares	Stock	Value	Par Value	Compensation	Deficit	Income	Total
	(In thousands, except per share amounts)
Balance at December 31, 2005	294,809	343,771	(48,962)	2,182,745	(3,593)	(962,905)	70,499	1,581,555
Comprehensive income:
Net income						56,511		56,511
Other comprehensive income:
Foreign currency translation							1,039	1,039
Unrealized loss on available-for-sale securities							(3,731)	(3,731)
Reclassification for translation adjustments realized in net income, net							5,114	5,114

Total other comprehensive income								2,422
Total comprehensive income								58,933
Adjustment for initial adoption of SFAS 158							(623)	(623)
Dividends on common stock ($.105 per share)				(30,764)				(30,764)
Common Stock:
Stock option exercises	1,403	1,403		4,542				5,945
Reclassification of unearned compensation for restricted stock				(3,593)	3,593			—
Retirement of treasury shares		(51,942)	51,942					—
Restricted stock award, net of forfeitures and other	430		430	134				564
Employee share-based compensation earned				7,035				7,035
Purchase of Company common stock	(3,420)		(3,420)	(24,450)				(27,870)

Balance at December 31, 2006	293,222	$293,232	$(10)	$2,135,649	$—	$(906,394)	$72,298	$1,594,775

Comprehensive income:
Net income						247,729		247,729
Other comprehensive income:
Foreign currency translation							92,003	92,003
Unrealized loss on available-for-sale securities							(5,699)	(5,699)
Reclassification for losses on available-for-sale securities realized in net income							9,430	9,430
Reclassification for translation adjustment realized in net gain							(16,065)	(16,065)
Recognition of prior service cost							623	623

Total other comprehensive income								80,292
Total comprehensive income								328,021
Cumulative effect of FIN 48 adoption						29,853		29,853
Tax benefits related to share-based awards				18,513				18,513
Dividends on common stock ($.13 per share)				(36,426)				(36,426)
Common Stock:
Stock option exercises	7,732	7,732		45,206				52,938
Restricted stock award, net of forfeitures and other	374	314	60	369				743
Employee share-based compensation earned				8,787				8,787
Purchase of Company common stock	(38,470)		(38,470)	(297,498)		(169,153)		(505,121)
Retirement of treasury shares		(36,459)	36,459					—

Balance at December 31, 2007	262,858	$264,819	$(1,961)	$1,874,600	$—	$(797,965)	$152,590	$1,492,083

Comprehensive income:
Net income						97,083		97,083
Foreign currency translation							(115,941)	(115,941)

Total comprehensive loss								(18,858)
Cumulative effect of accounting change						(3,265)		(3,265)
Dividends on common stock ($.16 per share)				(40,895)				(40,895)
Common Stock:
Stock option exercises	3,944	3,944		10,868				14,812
Reversal of tax benefits related to share-based awards				(18,513)				(18,513)
Restricted stock award, net of forfeitures and other	354	293	61	355				709
Employee share-based compensation earned				9,261				9,261
Purchase of Company common stock	(17,684)		(17,684)	(101,862)		(22,609)		(142,155)
Retirement of treasury shares		(19,103)	19,103

Balance at December 31, 2008	249,472	$249,953	$(481)	$1,733,814	$—	$(726,756)	$36,649	$1,293,179

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are a provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. Our operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.

Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, burial vaults, cremation receptacles, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, casket and cremation memorialization products, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

We have applied the principles provided in Statement of Financial Accounting Standard SFAS No. 141 “Accounting for Business Combinations” (SFAS 141) to our prior business combinations. Tangible and intangible assets acquired and liabilities assumed were recorded at fair value and goodwill recognized for any difference between the price of the acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the allocation period, as defined in SFAS 141, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.

Reclassifications and Out-of Period Adjustments

Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments to correct errors related to prior accounting periods during the three months and year ended December 31, 2008. We do not believe these adjustments are quantitatively or qualitatively material to our consolidated financial statements for the year ended December 31, 2008, nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. We do not believe these adjustments are qualitatively material to the three months ended December 31, 2008 although they are quantitatively significant to such period. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $7.0 million and $4.4 million, respectively, for the year ended December 31, 2008. The net impact of these adjustments is a decrease to our pre-tax income and net income in the amount of $2.1 million and $5.5 million, respectively, for the three months ended December 31, 2008.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, the majority of our cash was invested in commercial paper. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are generally managed by the locations until a receivable is 180 days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, relocation, and demographic or competitive changes in our areas of operation.

Inventories and Cemetery Property

Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract.

Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation expense related to property and equipment was $114.2 million, $115.7 million, and $84.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.

Leases

We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2008. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. As of December 31, 2008, our funeral segment reporting unit includes assets in North America and Germany. Our cemetery segment reporting unit includes assets in North America. We performed our annual impairment test of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) during the fourth quarter using information as of September 30.

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in SFAS 142) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter using September 30 information, we concluded that there was no impairment of goodwill as of December 31, 2008.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2008, we determined that the decline in our operating results, combined with significant declines in the economy, resulted in a triggering event that occurred subsequent to our annual impairment test of goodwill. We performed an additional impairment test based on December 31, 2008 information and concluded that there was no impairment of goodwill. However, if current economic conditions worsen causing further deterioration in our operating results, we may have another triggering event, that could result in an impairment to our goodwill. Our cemetery segment, which has a goodwill balance of $54.8 million as of December 31, 2008, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales which are impacted by customer discretionary income. For more information, see Note 8.

For our most recent annual impairment test performed in the fourth quarter using September 30 data, we used growth rates ranging from (2.0) to 5.3% over a three-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. We considered the impact of recent realized losses in our trusts in developing our projected cash flows. We used a 10.3% discount rate, which reflected our weighted average cost of capital based on our industry and our supplier industries and capital structure, as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 3.0%.

For this additional impairment test using December 31 data, we used growth rates ranging from (7.5) to 6.1% over a five-year period plus a terminal value determined using the constant growth method. We considered the impact of recent realized losses in our trusts in developing our projected cash flows. We used an 11.0% discount rate, which reflects our current weighted average cost of capital determined based on our industry and our supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of the reporting units over the next five years plus terminal value. Our terminal value was calculated using a long-term growth rate of 3.0%.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from our acquisition of Alderwoods. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) annually during the fourth quarter using information as of September 30.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test is uses the relief from royalty method whereby we determine the fair value of the assets by discounted the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using September 30 data, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% and discounted the cash flows at 10.5% based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter using September 30 information, we concluded that there was no impairment of intangible assets as of December 31, 2008.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2008, we determined that the decline in our operating results, combined with significant declines in the economy, resulted in a triggering event that occurred subsequent to our annual impairment test of intangible assets. We performed an additional impairment test based on December 31, 2008 information and concluded that there was an impairment of our trademark and tradenames asset of $3.8 million. For this additional impairment test, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% and discounted the cash flows at 11.2% based on the relative risk of these assets to our overall business. If the current economic conditions worsen, causing further deterioration in our operating results, we may have another triggering event that could result in further impairment to these assets.

Our preneed deferred revenue intangible asset is relieved using specific identification in performance of a contract. We amortize all other intangible assets on a straight-line basis over their estimated useful lives of 10-20 years. Amortization expense for preneed deferred revenue and other intangible assets was $23.6 million, $27.6 million, and $13.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. In the fourth quarter of 2008, we determined that the economic decline represented a change in circumstance for our long-lived assets to be held and used. As such, we reviewed our long-lived assets for impairment in accordance with SFAS 144, and we determined that no impairment charges were necessary. While we believe our estimates of undiscounted future cash flows used in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We determined the fair value of assets to be disposed of using a market approach. See Note 19 for additional information related to assets to be disposed.

Treasury Stock

We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 15, 2008, we cancelled 19.1 million shares of common stock held in our treasury. We cancelled 36.5 million and 51.9 million shares of common stock held in our treasury in 2007 and 2006, respectively. These retired treasury shares were changed to authorized but unissued status.

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

Fair Value Measurements

We measure the available-for-sale securities held by our funeral, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interest in those unrealized gains and/or losses. Certain of these securities have been classified in Level 3 of the SFAS No. 157 “Fair Value Measurements” (SFAS 157) hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. These securities represent 5.9% of our total $2.0 billion trust fund portfolio measured at fair value on a recurring basis as of December 31, 2008. For more information see Notes 4, 5, and 6.

Funeral Operations

Revenue is recognized when funeral services are performed and funeral merchandise is delivered. Our funeral trade receivables consist of amounts due for services already performed and merchandise delivered. An allowance for doubtful accounts is provided based on historical experience. We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of preneed funeral contracts are deferred until such time that the funeral services are performed. Allowances for customer cancellations are based upon historical experience. Sales taxes collected are recognized on a net basis in our consolidated financial statements.

Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered and services performed. See Note 4 for more information regarding preneed funeral activities.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cemetery Operations

Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Our cemetery trade receivables consist of amounts due for services already performed and merchandise already delivered. An allowance for doubtful accounts has been provided based on historical experience. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the retail land sales provisions of SFAS No. 66, “Accounting for the Sales of Real Estate” (SFAS 66). Under SFAS 66, revenue from constructed cemetery property is not recognized until 10% of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. Allowances for customer cancellations for preneed cemetery contracts are based upon historical experience. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered. Sales taxes collected are recognized on a net basis in our consolidated financial statements. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with SAB No. 104 “Revenue Recognition” (SAB 104) upon the earlier of vendor storage of these items or delivery in our cemetery.

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

Costs related to the sale of property interment rights include the property and construction costs specifically identified by project. At the completion of the project, construction costs are charged to expense in the same period revenue is recognized. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered and when services are performed. See Notes 5 and 6 for more information regarding preneed cemetery activities.

Income Taxes

Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial bases and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realization exists. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States, and therefore we have not provided for deferred federal income taxes on such unremitted foreign earnings. For more information related to income taxes, see Note 9.

3.	Recent Accounting Pronouncements and Accounting Changes

Transfers of Financial Assets

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 140-4 and FASB Interpretation (FIN) No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also amends FASB interpretation No. 46(R) to require public enterprises, including sponsors that

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The provisions of this FSP are effective for reporting periods ending after December 15, 2008. The adoption of this FSP will have no impact on our consolidated financial statements; however, it does require us, effective with this filing, to add additional disclosures related to our involvement with variable interest entities, which consist of our preneed funeral and cemetery trust investments and our cemetery perpetual care trust investments. See Notes 4, 5, and 6 for additional information.

Disclosures about Credit Derivatives

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN No. 45; and Clarification of Effective Date of SFAS No. 161” (FSP 133-1). FSP 133-1 requires disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, and additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. Our adoption of this FSP did not impact our consolidated financial statements.

Sales of Real Estate

In July 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-06 “Accounting for Sale of Real Estate Subject to the Requirements of SFAS No. 66” (EITF 07-06). EITF 07-06 provides clarification whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS No. 66, “Accounting for Sales of Real Estate.” We adopted the provisions of EITF 07-06 for new arrangements entered into and assessments performed on or after January 1, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements. The future impact of adopting EITF 07-06 will be dependent on sales of real estate, if any, that we may pursue.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets recognized as of or acquired subsequent to January 1, 2009. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosures required by SFAS 133 to provide an enhanced understanding of the reasons an entity engages in derivative instruments and hedging activities. It also requires disclosures about how such items are accounted for under SFAS 133 and how they impact the entity’s financial statements. The provisions of SFAS 161 are effective beginning January 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which requires the acquiring entity to recognize assets acquired, liabilities assumed and any non-controlling interest in the acquired at the acquisition date, measured at the fair values as of that date, eliminating the “allocation period” allowed under SFAS 141. Among other changes, SFAS 141(R) includes the requirement that acquisition-related

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(transition) costs be recognized separately from the acquisition and expensed as incurred, instead of accounted for as a cost of the acquired business. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009 and for certain income tax effects related to prior business combinations beginning January 1, 2009. The impact of adopting SFAS 141(R) will be dependent on future business combinations, if any, that we may pursue after its effective date.

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

During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral revenues held in trust” or “Deferred preneed cemetery revenues held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care Trusts’ Corpus”.

Split-Dollar Life Insurance Agreements

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement. We adopted the provisions of EITF 06-10 effective January 1, 2008. As a result of our adoption, we recorded a $3.3 million cumulative-effect adjustment which increased our Accumulated deficit as of January 1, 2008.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS 159 had no impact on our consolidated financial statements as we elected not to measure any additional financial instruments at fair value as of the date of adoption.

Defined Benefit Pensions

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires recognition of the funded status of a benefit plan in the balance sheet. SFAS 158 also requires recognition, in Other comprehensive income, of certain gains and losses that arise during the period but which were deferred under previous pension accounting rules. SFAS 158 also modified the requirements for the timing of reports and disclosures. SFAS 158 provides recognition and disclosure elements that were effective for us during the year ended December 31, 2006 and measurement date elements are effective for us during the year ended December 31, 2008. We terminated our cash balance plan in 2007. We adopted the recognition and disclosure element of SFAS 158 effective December 31, 2006 and as a result we reclassified $0.6 million of unamortized prior service costs from Other long-term liabilities to Accumulated other comprehensive income.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1. “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and its related accounting pronouncements that address leasing transactions. FSP 157-2 provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our financial assets and liabilities that are measured on a recurring basis at fair value, effective January 1, 2008. These financial assets include the investments of our funeral, cemetery, and cemetery perpetual care trusts. For additional disclosures required by SFAS 157 for these assets, see Notes 4, 5, and 6.

As allowed by FSP 157-2, the provisions of SFAS 157 have not been applied to our non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement, for which we have not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first step of a goodwill impairment test under SFAS 142; indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142; non-financial assets measured at fair value for an impairment assessment under SFAS 144; and non-financial assets and liabilities initially measured at fair value in a business combination under SFAS 141.

In October 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP SFAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. We adopted FSP SFAS 157-3 effective with our financial statements for the quarter ended September 30, 2008. The adoption of FSP SFAS 157-3 had no impact on our consolidated results of operations, financial position, or cash flows.

Uncertainty in Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in its tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. See Note 9 for more information.

4.	Preneed Funeral Activities

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are defined as variable interest entities pursuant to FIN46(R); also, per FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb both a majority of the losses and returns associated with our trusts. Our cemetery trust investments detailed in Notes 5 and 6 are accounted for in the same manner, in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our consolidated statement of cash flows.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2008	2007	2006
	(In thousands)

Deposits	$93,586	$84,712	$77,691
Withdrawals	$122,294	$176,528	$109,758
Purchases of available-for-sale securities	$383,975	$1,093,255	$646,667
Sales of available-for-sale securities	$382,940	$901,609	$862,507
Realized gains from sales of available-for-sale securities	$46,703	$106,394	$83,350
Realized losses from sales of available-for-sale securities	$(76,192)	$(29,940)	$(36,653)

The components of Preneed funeral receivables and trust investments in our consolidated balance sheet at December 31 were as follows:

	2008	2007
	(In thousands)

Trust investments, at market	$636,712	$848,195
Cash and cash equivalents	125,657	194,728
Insurance-backed fixed income securities	216,394	201,258
Receivables from customers	249,224	225,905
Unearned finance charge	(6,316)	(5,961)

	1,221,671	1,464,125
Allowance for cancellation	(29,979)	(29,722)

Preneed funeral receivables and trust investments	$1,191,692	$1,434,403

An allowance for contract cancellation is estimated based on our historical experience. If a preneed funeral contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at the year ended December 31, 2008.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in Preneed funeral receivables and trust investments for the years ended December 31 was as follows:

	2008	2007	2006
	(In thousands)

Beginning balance — Preneed funeral receivables and trust investments	$1,434,403	$1,516,676	$1,226,192
Net preneed contract sales	155,988	146,250	121,287
Cash receipts from customers	(119,981)	(119,458)	(110,438)
Deposits to trust	93,586	84,712	77,691
Acquisitions (dispositions) of businesses, net	23,838	(73,502)	256,138
Net undistributed investment (losses) earnings(1)	(217,767)	54,397	82,007
Maturities and distributed earnings	(144,257)	(184,579)	(130,852)
Change in cancellation allowance	(603)	8,816	(532)
Effect of foreign currency and other	(33,515)	1,091	(4,817)

Ending balance — Preneed funeral receivables and trust investments	$1,191,692	$1,434,403	$1,516,676

(1)	Includes both realized and unrealized investment (losses) earnings.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and market values associated with our funeral trust investments recorded at fair market value at December 31, 2008 and 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of funeral trust investments was 76% and 101% of the related cost basis of such investments as of December 31, 2008 and 2007, respectively.

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Fixed income securities:
U.S. Treasury	61,907	569	(17,533)	44,943
Foreign government	86,216	951	(828)	86,339
Corporate	21,144	106	(670)	20,580
Mortgage-backed	26,230	233	(7,728)	18,735
Asset-backed	20	—	—	20
Equity securities:
Common stock	343,144	3,244	(102,782)	243,606
Mutual funds:
Equity	98,499	691	(33,276)	65,914
Fixed income	156,393	2,475	(40,380)	118,488
Private equity and other	47,858	2,697	(9,675)	40,880

Trust investments	$841,411	$10,966	$(212,872)	$639,505

Less: Assets associated with businesses held for sale				(2,793)

				$636,712

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Fixed income securities:
U.S. Treasury	79,430	630	(378)	79,682
Foreign government	60,330	344	(440)	60,234
Corporate	14,937	206	(233)	14,910
Mortgage-backed	2,670	53	(17)	2,706
Asset-backed	33	—	—	33
Equity securities:
Preferred stock	1,581	36	(23)	1,594
Common stock	378,628	12,415	(6,131)	384,912
Mutual funds:
Equity	127,606	3,991	(2,246)	129,351
Fixed income	140,857	3,005	(1,612)	142,250
Private equity and other	43,820	2,815	(5,297)	41,338

Trust investments	$849,892	$23,495	$(16,377)	$857,010

Less: Assets associated with businesses held for sale				(8,815)

				$848,195

Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities included United States (U.S.) Treasury, foreign government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.

The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $3.5 million decrease in the fair value of our private equity investments held by the funeral trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption, we recorded the decrease and a corresponding increase in Other comprehensive income in our consolidated balance sheet. Our private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Note 3) and determined that no additional adjustments to fair value were required.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The inputs into the fair value of our market-based funeral trust investments are categorized as follows:

December 31, 2008
	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
(In thousands)

Trust investments	$428,008	$170,617	$40,880	$639,505

The change in our market-based funeral trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$37,865
Total unrealized losses included in Other comprehensive income(1)	(5,920)
Total realized gains included in Other expense, net(2)	420
Purchases, sales, contributions, and distributions, net	8,515

Fair market value, December 31, 2008	$40,880

(1)	All gains (losses) recognized in Other comprehensive income for our funeral trust investments are attributable to our preneed customers and are offset by a corresponding increase (decrease) in Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust.

(2)	All gains (losses) recognized in Other expense, net for our funeral trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other expense, net to Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust.

Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at December 31, 2008 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$63,945
Due in one to five years	42,423
Due in five to ten years	37,156
Thereafter	27,093

$170,617

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment, which reduce the Preneed funeral receivables and trust investments, are recognized as investment losses in Other expense, net in our consolidated statement of operations and are offset by the corresponding reclassifications in Other expense, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. During 2008 we recorded a $9.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $3.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments.

We have determined that the remaining unrealized losses in our funeral trust investments at both December 31, 2008 and 2007 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of December 31, 2008, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	$18,750	$(7,944)	$15,513	$(9,589)	$34,263	$(17,533)
Foreign government	19,711	(828)	—	—	19,711	(828)
Corporate	9,751	(453)	411	(217)	10,162	(670)
Mortgage-backed	8,118	(3,495)	6,925	(4,233)	15,043	(7,728)
Equity securities:
Common stock	124,474	(52,652)	91,003	(50,130)	215,477	(102,782)
Mutual funds:
Equity	33,709	(15,589)	27,181	(17,687)	60,890	(33,276)
Fixed income	43,432	(19,348)	33,975	(21,032)	77,407	(40,380)
Private equity and other	2,317	(995)	18,509	(8,680)	20,826	(9,675)

Total temporarily impaired securities	$260,262	$(101,304)	$193,517	$(111,568)	$453,779	$(212,872)

Earnings from all trust investments are recognized in current funeral revenues when the service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $37.5 million, $45.8 million, and $35.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred Preneed Funeral Revenues

At December 31, 2008 and 2007, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2008	2007	2006
	(In thousands)

Beginning balance — Deferred preneed funeral revenues, net	$526,668	$537,792	$535,384
Net preneed contract sales	149,150	135,417	107,291
Acquisitions (dispositions) of businesses, net	41,469	(120,290)	25,758
Net investment (losses) earnings(1)	(191,601)	56,779	76,127
Recognized deferred preneed revenues	(162,409)	(173,126)	(136,376)
Change in cancellation allowance	(2,336)	6,499	(7,815)
Change in deferred preneed funeral receipts held in trust	222,565	76,370	(52,512)
Effect of foreign currency and other	4,692	7,227	(10,065)

Ending balance — Deferred preneed funeral revenues, net	$588,198	$526,668	$537,792

(1)	Includes both realized and unrealized investment (losses) earnings.

Insurance-Funded Preneed Funeral Contracts

Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

5.	Preneed Cemetery Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are defined as variable interest entities pursuant to FIN46(R); also, per FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb both a majority of the losses and returns associated with our trusts. The trust investments detailed in Notes 4 and 6 are accounted for in the same manner, in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust, remove the corresponding amount from Deferred preneed cemetery revenues, and record the amount into Deferred preneed cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our consolidated statement of cash flows.

Preneed cemetery receivables and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the service is performed or the merchandise is delivered.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the investment-related activities associated with our cemetery merchandise and service trusts for the years ended December 31:

	2008	2007	2006
	(In thousands)

Deposits	$106,724	$115,651	$117,518
Withdrawals	$132,725	$148,627	$88,673
Purchases of available-for-sale securities	$846,679	$1,067,208	$772,923
Sales of available-for-sale securities	$424,009	$1,377,914	$990,138
Realized gains from sales of available-for-sale securities	$47,411	$196,880	$100,326
Realized losses from sales of available-for-sale securities	$(85,527)	$(77,529)	$(47,256)

The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31 were as follows:

	2008	2007
	(In thousands)

Trust investments, at market	$659,149	$759,215
Cash and cash equivalents	139,753	399,301
Receivables from customers	341,688	351,409
Unearned finance charges	(48,999)	(47,527)

	1,091,591	1,462,398
Allowance for cancellation	(28,639)	(34,341)

Preneed cemetery receivables and trust investments	$1,062,952	$1,428,057

An allowance for contract cancellation is estimated based on historical experience. If a preneed cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at the year ended December 31, 2008.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in Preneed cemetery receivables and trust investments for the years ended December 31 was as follows:

	2008	2007	2006
	(In thousands)

Beginning balance — Preneed cemetery receivables and trust investments	$1,428,057	$1,522,584	$1,288,515
Net preneed contract sales	424,939	499,965	324,713
Acquisitions (dispositions) of businesses, net	8,728	(105,428)	155,224
Net undistributed investment (losses) earnings(1)	(336,263)	88,700	107,760
Cash receipts from customers, net of refunds	(432,468)	(521,475)	(381,688)
Deposits to trust	106,724	115,651	117,518
Maturities, deliveries, and associated earnings	(132,725)	(148,627)	(88,673)
Change in cancellation allowance	8,328	9,124	890
Effect of foreign currency and other	(12,368)	(32,437)	(1,675)

Ending balance — Preneed cemetery receivables and trust investments	$1,062,952	$1,428,057	$1,522,584

(1)	Includes both realized and unrealized investment (losses) earnings.

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2008 and 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of cemetery trust investments was 71% and 104% of the related cost basis of such investments as of December 31, 2008 and 2007, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Fixed income securities:
U.S. Treasury	60,699	139	(19,146)	41,692
Foreign government	11,949	466	—	12,415
Corporate	9,726	130	(520)	9,336
Mortgage-backed	21,832	50	(6,867)	15,015
Equity securities:
Common stock	457,248	1,279	(136,109)	322,418
Mutual funds:
Equity	203,032	480	(67,330)	136,182
Fixed income	189,492	952	(55,452)	134,992
Private equity and other	36,949	1,211	(6,323)	31,837

Trust investments	$990,927	$4,707	$(291,747)	$703,887

Less: Assets associated with businesses held for sale				(44,738)

				$659,149

	December 31, 2007
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	19,371	899	(205)	20,065
Foreign government	14,016	296	—	14,312
Corporate	17,297	452	(90)	17,659
Equity securities:
Preferred stock	2,979	144	(33)	3,090
Common stock	402,028	20,923	(5,956)	416,995
Mutual funds:
Equity	182,214	12,905	(2,861)	192,258
Fixed income	126,728	5,535	(1,185)	131,078
Private equity and other	26,124	2,103	(3,493)	24,734

Trust investments	$790,757	$43,257	$(13,823)	$820,191

Less: Assets associated with businesses held for sale				(60,976)

				$759,215

Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities included United States (U.S.) Treasury, foreign government, corporate, and mortgage-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.

The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $2.9 million decrease in the fair value of our private equity investments held by the cemetery merchandise and service trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption, we recorded the decrease and a corresponding increase in Other comprehensive income in our consolidated balance sheet. Our private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Note 3) and determined that no additional adjustments to fair value were required.

The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

December 31, 2008
Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
(In thousands)

Trust investments	$593,592	$78,458	$31,837	$703,887

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$21,809
Total unrealized losses included in Other comprehensive income(1)	(3,109)
Total realized gains included in Other income, net(2)	325
Purchases, sales, contributions, and distributions, net	12,812

Fair market value, December 31, 2008	$31,837

(1)	All gains (losses) recognized in Other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding increase (decrease) in Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust.

(2)	All gains (losses) recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding increase (decrease) in Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at December 31, 2008 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$1,286
Due in one to five years	25,756
Due in five to ten years	25,118
Thereafter	26,298

$78,458

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment, which reduce the Preneed cemetery receivables and trust investments, are recognized as investment losses in Other expense, net in our consolidated statement of operations and are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. During 2008, we recorded an $11.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $3.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments.

We have determined that the remaining unrealized losses in our cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments, which included a review of the portfolio holdings, discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery trust investment unrealized losses, their associated fair market value and the duration of unrealized losses as of December 31, 2008, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	$34,817	$(15,637)	$5,757	$(3,509)	$40,574	$(19,146)
Corporate	4,204	(435)	113	(85)	4,317	(520)
Mortgage-backed	12,491	(5,610)	2,066	(1,257)	14,557	(6,867)
Equity securities:
Common stock	265,985	(119,166)	42,575	(16,943)	308,560	(136,109)
Mutual funds:
Equity	101,895	(46,405)	29,282	(20,925)	131,177	(67,330)
Fixed income	100,882	(46,308)	15,045	(9,144)	115,927	(55,452)
Private equity and other	1,179	(413)	13,469	(5,910)	14,648	(6,323)

Total temporarily impaired securities	$521,453	$(233,974)	$108,307	$(57,773)	$629,760	$(291,747)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from all trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $9.2 million, $25.9 million, and $15.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred Preneed Cemetery Revenues

At December 31, 2008 and 2007, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.

The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2008	2007	2006
	(In thousands)

Beginning balance — Deferred preneed cemetery revenues	$753,876	$754,193	$792,485
Net preneed and atneed deferred sales	338,114	374,412	311,077
Acquisitions (dispositions) of businesses, net	529	(20,321)	(12,073)
Net investment (losses) earnings(1)	(299,422)	91,601	103,587
Recognized deferred preneed revenues	(356,501)	(405,891)	(320,076)
Change in cancellation allowance	7,866	3,233	2,711
Change in deferred preneed cemetery receipts held in trust	330,333	(21,347)	(129,180)
Effect of foreign currency and other	(3,678)	(22,004)	5,662

Ending balance — Deferred preneed cemetery revenues	$771,117	$753,876	$754,193

(1)	Includes both realized and unrealized investment (losses) earnings.

6.	Cemetery Perpetual Care Trusts

We are required by state or provincial law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are defined as variable interest entities pursuant to FIN46(R); also, per FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb both a majority of the losses and returns associated with our trusts. The trust investments detailed in Notes 4 and 5 are accounted for in the same manner, in accordance with FIN46(R). We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our consolidated statement of cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2008	2007	2006
	(In thousands)

Deposits	$23,347	$26,253	$22,477
Withdrawals	$31,628	$26,377	$43,254
Purchases of available-for-sale securities	$218,140	$727,682	$915,880
Sales of available-for-sale securities	$222,445	$470,749	$1,082,707
Realized gains from sales of available-for-sale securities	$19,070	$45,203	$40,934
Realized losses from sales of available-for-sale securities	$(32,312)	$(15,339)	$(26,675)

The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2008	2007
	(In thousands)

Trust investments, at market	$673,237	$817,228
Cash and cash equivalents	71,521	88,516

Cemetery perpetual care trust investments	$744,758	$905,744

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2008 and 2007 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of perpetual care trusts was 81% and 100% of the related cost basis of such investments as of December 31, 2008 and 2007, respectively.

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Fixed income securities:
U.S. Treasury	5,805	769	(808)	5,766
Foreign government	20,837	773	—	21,610
Corporate	42,139	202	(5,079)	37,262
Mortgage-backed	4,376	1	(835)	3,542
Equity securities:
Preferred stock	5,558	1	(1,186)	4,373
Common stock	112,453	1,373	(23,487)	90,339
Mutual funds:
Equity	90,044	25	(20,931)	69,138
Fixed income	519,132	233	(106,187)	413,178
Private equity and other	53,043	1,484	(6,251)	48,276

Cemetery perpetual care trust investments	$853,387	$4,861	$(164,764)	$693,484

Less: Assets associated with businesses held for sale				(20,247)

				$673,237

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

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities included United States (U.S.) Treasury, foreign government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.

The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. As a result of the adoption of SFAS 157 in the first quarter of 2008, we recorded a $4.9 million decrease in the fair value of our private equity investments held by the cemetery perpetual care trusts to reflect time-based restrictions on the exit from the investments. As a result of the adoption, we recorded the decrease and a corresponding increase in Other comprehensive income in our consolidated balance sheet. Our private equity and other investments are included within Level 3 of the SFAS 157 valuation hierarchy. We further reviewed our private equity and other investments in accordance with the guidance included in FSP SFAS 157-3 (see Note 3) and determined that no additional adjustments to fair value were required.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The inputs into the fair value of our market-based cemetery perpetual care investments are categorized as follows:

December 31, 2008
Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
(In thousands)

Trust investments	$572,655	$72,553	$48,276	$693,484

The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

Fair market value, January 1, 2008	$32,644
Total unrealized losses included in Other comprehensive income(1)	(13,569)
Total realized gains included in Other expense, net(2)	32
Purchases, sales, contributions, and distributions, net	29,169

Fair market value, December 31, 2008	$48,276

(1)	All gains (losses) recognized in Other comprehensive income for our cemetery perpetual care trust investments are attributable to our customers and are offset by a corresponding increase (decrease) in Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All gains (losses) recognized in Other expense, net for our cemetery perpetual care trust investments are attributable to our customers and are offset by a corresponding reclassification in Other expense, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, if any, as a result of this assessment, which reduce the Cemetery perpetual care trust investments, are recognized as investment losses in Other expense, net in our consolidated statement of operations and are offset by the corresponding reclassification in Other expense, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. During 2008 we recorded a $2.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the second quarter of 2007, we recorded a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of December 31, 2008, are shown in the following table.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed income securities:
U.S. Treasury	$2,729	$(435)	$1,358	$(373)	$4,087	$(808)
Corporate	17,224	(2,997)	9,932	(2,082)	27,156	(5,079)
Mortgage-backed	1,705	(410)	1,507	(425)	3,212	(835)
Equity securities:
Preferred stock	2,335	(562)	2,085	(624)	4,420	(1,186)
Common stock	48,676	(12,937)	37,292	(10,550)	85,968	(23,487)
Mutual funds:
Equity	40,611	(11,959)	28,635	(8,972)	69,246	(20,931)
Fixed income	231,564	(53,735)	182,207	(52,452)	413,771	(106,187)
Private equity and other	19,480	(3,476)	10,582	(2,775)	30,062	(6,251)

Total temporarily impaired securities	$364,324	$(86,511)	$273,598	$(78,253)	$637,922	$(164,764)

Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at December 31, 2008 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$2,929
Due in one to five years	35,444
Due in five to ten years	13,734
Thereafter	16,073

$68,180

Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we have incurred qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $36.0 million, $44.9 million, and $42.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus

Deferred Preneed Funeral and Cemetery Receipts Held in Trust

We consolidate in our balance sheet the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with FIN 46R. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability.

The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31 are detailed below.

	December 31, 2008
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)

Trust investments, at market	$636,712	$659,149	$1,295,861
Cash and cash equivalents	125,657	139,753	265,410
Insurance-backed fixed income securities	216,394	—	216,394
Accrued trust operating payables, deferred tax assets, and other	16,816	23,184	40,000

Deferred preneed funeral and cemetery receipts held in trust	$995,579	$822,086	$1,817,665

	December 31, 2007
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)

Trust investments, at market	$848,195	$759,215	$1,607,410
Cash and cash equivalents	194,728	399,301	594,029
Insurance-backed fixed income securities	201,258	—	201,258
Accrued trust operating payables, deferred tax liabilities, and other	(3,737)	(8,672)	(12,409)

Deferred preneed funeral and cemetery receipts held in trust	$1,240,444	$1,149,844	$2,390,288

Care Trusts’ Corpus

The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, net of the accrued expenses and other long-term liabilities of our perpetual care trusts.

The components of Care trusts’ corpus in our consolidated balance sheet at December 31 are detailed below.

	2008	2007
	(In thousands)

Trust investments, at market	$673,237	$817,228
Cash and cash equivalents	71,521	88,516
Accrued trust operating payables, deferred tax assets, and other	27,476	846

Care trusts’ corpus	$772,234	$906,590

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Expense, Net

The components of Other expense, net in our consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery and perpetual care trusts.

	Year Ended December 31, 2008
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$46,703	$47,411	$19,070	$—	$113,184
Realized losses and impairment charges	(85,298)	(96,919)	(34,338)	—	(216,555)
Interest, dividend, and other ordinary income	43,265	31,894	37,177	—	112,336
Trust expenses and income taxes	(14,090)	(22,619)	(837)	—	(37,546)

Net trust investment (loss) income	(9,420)	(40,233)	21,072	—	(28,581)
Reclassification to deferred preneed funeral and cemetery receipts held in trust	9,420	40,233	—	—	49,653
Reclassification to care trusts’ corpus	—	—	(21,072)	—	(21,072)

Total deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,420	40,233	(21,072)	—	28,581
Other expense	—	—	—	(629)	(629)

Total other expense, net	$—	$—	$—	$(629)	$(629)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$106,394	$196,880	$45,203	$—	$348,477
Realized losses and impairment charges	(33,507)	(80,732)	(16,505)	—	(130,744)
Interest, dividend, and other ordinary income	26,791	41,218	40,713	—	108,722
Trust expenses and income taxes	(10,534)	(17,264)	(4,644)	—	(32,442)

Net trust investment income	89,144	140,102	64,767	—	294,013
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(89,144)	(140,102)	—	—	(229,246)
Reclassification to care trusts’ corpus	—	—	(64,767)	—	(64,767)

Total deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(89,144)	(140,102)	(64,767)	—	(294,013)
Other expense	—	—	—	(3,804)	(3,804)

Total other expense, net	$—	$—	$—	$(3,804)	$(3,804)

	Year Ended December 31, 2006
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net(1)	Total
	(In thousands)

Realized gains	$83,350	$100,326	$40,934	$—	$224,610
Realized losses	(36,653)	(47,256)	(26,675)	—	(110,584)
Interest, dividend, and other ordinary income	22,614	36,337	30,881	—	89,832
Trust expenses and income taxes	(8,492)	(12,989)	(2,148)	—	(23,629)

Net trust investment income	60,819	76,418	42,992	—	180,229
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(60,819)	(76,418)	—	—	(137,237)
Reclassification to care trusts’ corpus	—	—	(42,992)	—	(42,992)

Total deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(60,819)	(76,418)	(42,992)	—	(180,229)
Other expense	—	—	—	(1,453)	(1,453)

Total other expense, net	$—	$—	$—	$(1,453)	$(1,453)

(1)	Amounts included within Other expense, net primarily relate to foreign currency gains and losses and surety bonding expenses.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill

The changes in the carrying amounts of goodwill for our funeral and cemetery segments are as follows:

	Funeral	Cemetery
	Segment	Segment	Total
		(In thousands)

Balance as of December 31, 2006	$1,241,666	$22,606	$1,264,272
Reduction in goodwill related to the Alderwoods acquisition	(86,437)	(1,561)	(87,998)
Increase in goodwill related to other acquisitions	984	6,432	7,416
Reduction of goodwill related to dispositions	(27,045)	(179)	(27,224)
Effect of foreign currency and other	41,687	—	41,687

Balance as of December 31, 2007	$1,170,855	$27,298	$1,198,153

Increase in goodwill related to acquisitions	22,162	25,876	48,038
Reduction of goodwill related to dispositions	(9,930)	(141)	(10,071)
Effect of foreign currency and other	(58,868)	1,717	(57,151)

Balance as of December 31, 2008	$1,124,219	$54,750	$1,178,969

During 2007, we adjusted our goodwill for various purchase price allocation adjustments as follows (in thousands):

Adjustments to fair value of deferred revenue	$(2,681)
Adjustments to fair value of intangible assets	35,158
Adjustments to fair value of trust assets	26,906
Adjustments to fair value of acquired locations	(49,469)
Adjustments to deferred taxes	(93,656)
Other	(4,256)

Total adjustment to Alderwoods goodwill	$(87,998)

During 2007, we finalized our assessment of the fair value of assets acquired and liabilities assumed in our Alderwoods acquisition. Accordingly, we reflected the final impact of the assessment on goodwill and deferred federal income taxes, including the impact of the adoption of FIN 48 as explained in Note 9. Additionally, we recorded adjustments to our acquired Alderwoods goodwill related to our verification of the contract status and fair values of preneed cemetery and funeral deferred revenues and related trust and intangible assets. We also adjusted the fair values of certain assets and liabilities sold during 2007 in relation to certain Alderwoods locations mandated for divestment pursuant to our recent FTC decree.

During 2008, we recorded certain adjustments to goodwill related to income tax and other effects of prior business combinations, in the amount of $42.8 million.

9.	Income Taxes

The provision or benefit for income taxes includes U.S. federal income taxes, determined on a consolidated return basis, foreign and state income taxes.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income taxes for the years ended December 31 were as follows:

	2008	2007	2006
	(In thousands)

United States	$125,694	$369,730	$85,928
Foreign	37,468	17,257	11,521

	$163,162	$386,987	$97,449

Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2008	2007	2006
	(In thousands)

Current:
United States	$(60,270)	$84,405	$2,522
Foreign	11,285	8,296	8,236
State	5,584	16,317	(4,170)

Total current income taxes	(43,401)	109,018	6,588

Deferred:
United States	$99,752	$16,058	$33,114
Foreign	645	(210)	(1,982)
State	8,721	18,804	7,125

Total deferred income taxes	109,118	34,652	38,257

Total income taxes	$65,717	$143,670	$44,845

The current benefit associated with U.S. income taxes in 2008 is related to the refund of 2007 estimated taxes. We made income tax payments, net of refunds, of $20.1 million, $44.5 million, and $15.6 million in 2008, 2007, and 2006, respectively.

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2008	2007	2006
	(In thousands)

Computed tax provision at the applicable federal statutory income tax rate	$57,107	$135,446	$34,108
State and local taxes, net of federal income tax benefits	9,298	22,829	1,921
Dividends received deduction and tax exempt interest	(1,177)	(1,453)	(686)
Foreign jurisdiction differences	(4,975)	(1,349)	(1,343)
Write down of assets and other losses with no tax benefit	—	—	1,471
Permanent differences associated with dispositions	2,586	14,611	9,508
Changes in uncertain tax positions	818	(29,287)	—
Other	2,060	2,873	(134)

Provision for income taxes	$65,717	$143,670	$44,845

Total effective tax rate	40.3%	37.1%	46.0%

During the fourth quarter of 2007, we generated taxable capital gains on the sale of our investment in our French unconsolidated subsidiary (See Note 19) which allowed us to recognize the benefit of capital loss

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards that we had previously concluded were more likely than not to expire unutilized because of uncertainty with respect to the timing of the deduction. That benefit decreased our 2007 effective tax rate by nine percentage points. Our 2008, 2007, and 2006 effective tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset dispositions.

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2008	2007
	(In thousands)

Inventories and cemetery property, principally due to purchase accounting adjustments	$(330,413)	$(325,051)
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	(78,765)	(72,599)
Intangibles	(55,984)	(46,992)
Other	—	(241)

Deferred tax liabilities	(465,162)	(444,883)

Loss and tax credit carryforwards	181,890	271,581
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	117,753	141,767
Accrued liabilities	7,268	2,015
Receivables, principally due to sales of cemetery interment rights and related products	6,131	30,548
Other	12,836	—

Deferred tax assets	325,878	445,911

Less: Valuation allowance	(69,822)	(68,469)

Net deferred income taxes	$(209,106)	$(67,441)

Deferred tax asset and Deferred income taxes consists of the following as of December 31:

	2008	2007

Current portion	$79,571	$73,182
Non-current portion	$(288,677)	$(140,623)

Net deferred tax liability	$(209,106)	$(67,441)

Deferred tax assets relating to tax benefits of employee share-based compensation have been reduced to reflect stock options exercised and restricted stock that vested. Some exercises and vestings resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Pursuant to SFAS 123(R) “Share-Based Payment”, the additional tax benefit associated with the windfall is not recognized unless the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce our current taxes payable in the years ended December 31, 2008 and 2007 due to the existence of net operating loss carry forwards, these “windfall” tax benefits are not reflected in our deferred tax assets which resulted from net operating losses. Windfalls not reflected as deferred tax assets in the table above are $6.9 million and $18.5 million for the years ended December 31, 2008 and 2007, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, U.S. income taxes had not been provided on $137.3 million and $121.8 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.

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

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2008 (in thousands):

Federal, State and
Foreign Tax
(In thousands)

Balance at January 1, 2007	$198,773
Additions to tax positions related to the current year	803
Reductions to tax positions related to prior year	(45,115)
Reductions to tax positions related to acquired entities in prior years, offset to goodwill	(774)
Statute expirations	(5,799)

Balance at December 31, 2007	$147,888

Additions to tax positions related to prior years	8,132
Reductions to tax positions related to acquired entities in prior years, offset to goodwill	(8,700)
Statute expirations	(4,863)

Balance at December 31, 2008	$142,457

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $51.6 million as of December 31, 2008.

During 2008, we recorded an increase of $8.1 million to our liability for unrecognized tax benefits primarily related to U.S. and foreign tax positions taken in previous fiscal years, of which $6.0 million was taken to goodwill. In addition, we recorded a $13.6  million decrease to our FIN 48 liability due to the expiration of statute of limitation on positions taken in previous fiscal years, of which $8.7 million was offset to goodwill.

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

During the fourth quarter of 2007, we identified certain computational errors in our initial FIN 48 adoption impact related to both unrecognized tax benefits and the potential accrued interest associated with such unrecognized tax benefits at the time of adoption. The net effect of these computational errors, including an $11.1 million adjustment for interest, was recorded as a $17.9 million decrease in our liability for unrecognized tax benefits

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the fourth quarter of 2007. As revised for this immaterial correction of an error, our FIN 48 adoption resulted in a $5.9 million reduction in our liability for unrecognized tax benefits, of which $24.0 million was recorded as an increase to goodwill and $29.9 million was recorded as a decrease in our Accumulated deficit as of January 1, 2007. As of the date of adoption and after considering the impact of recognizing the immaterial correction of an error noted above, our unrecognized tax benefits totalled $198.8 million, of which $80.0 million would impact our effective tax rate, if recognized.

Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $32.2 million and $29.8 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2008 and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

During the fourth quarter of 2007, we generated taxable capital gains from the sale of our investment in our French operations which allowed us to recognize the benefit of capital loss carryforwards that we had previously concluded were more likely than not to expire unutilized. The reduction to the tax associated with prior years of $45.1 million primarily relates to the recognition of capital loss carryforward amounts.

In 2008 and 2007, we recorded a net decrease in our liability for uncertain tax positions of $4.9 million and $5.8 million, respectively, relating to uncertain positions taken in prior years, as a result of expiring federal, state, and foreign statute of limitations.

We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in France and Spain are auditing various tax returns. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2006. The Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Various subsidiaries have foreign, federal, and state carryforwards of $1.8 billion with expiration dates through 2028.

The loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)

2009	$543	$29,484	$912	$30,939
2010	154	16,417	1,216	17,787
2011	95	75,299	—	75,394
2012	—	37,438	—	37,438
Thereafter	163,048	1,378,938	48,434	1,590,420

Total	$163,840	$1,537,576	$50,562	$1,751,978

We believe that some uncertainty exists with respect to future realization of certain loss carryforwards, therefore a valuation allowance has been established for those carryforwards where more likely than not uncertainty exists. The valuation allowance is primarily attributable to state net operating losses and is due to complexities involving the various state laws restricting state net operating loss utilization. The 2008 increase in valuation

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is due to a $3.7 million increase in federal valuation allowances related to acquisitions and a $3.2 million increase in valuation allowances on tax losses in foreign jurisdictions offset by a $5.5 million decrease in valuation allowance on state operating losses. At December 31, 2008, the loss and tax credit carryforward deferred assets and associated valuation allowances by jurisdiction are as follows:

	Federal	State	Foreign	Total
	(In thousands)

Loss and tax credit carryforwards	$61,756	$99,131	$21,003	$181,890
Valuation allowance	$6,319	$44,563	$18,940	$69,822

10.	Debt

Debt as of December 31 was as follows:

	2008	2007
	(In thousands)

6.5% notes due March 2008	$—	$45,209
7.7% notes due April 2009	28,731	28,731
7.875% debentures due February 2013	55,627	55,627
7.375% senior notes due October 2014	250,000	250,000
6.75% notes due April 2015	200,000	200,000
6.75% notes due April 2016	250,000	250,000
7.0% notes due June 2017	300,000	300,000
7.625% senior notes due October 2018	250,000	250,000
7.5% notes due April 2027	200,000	200,000
Series B senior notes due November 2011	150,000	150,000
Obligations under capital leases	109,782	112,507
Mortgage notes and other debt, maturities through 2050	58,976	19,917
Unamortized pricing discounts and other	(4,608)	(5,291)

Total debt	1,848,508	1,856,700
Less current maturities	(27,104)	(36,594)

Total long-term debt	$1,821,404	$1,820,106

Current maturities of debt at December 31, 2008 comprised primarily of convertible debentures and capital leases. Our 7.7% notes due April 2009 are classified as long-term as we intend to refinance these notes through a drawdown on our revolving credit agreement. Our consolidated debt had a weighted average interest rate of 6.70% and 7.09% at December 31, 2008 and 2007, respectively. Approximately 87% and 89% of our total debt had a fixed interest rate at December 31, 2008 and 2007, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of our debt for the five years subsequent to December 31, 2008 (in thousands) was as follows:

2009	$27,104
2010	45,376
2011	192,458
2012	10,881
2013	91,229
2014 and thereafter	1,481,460

$1,848,508

Bank Credit Facility

We entered into a five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit.

The bank credit facility matures in November 2011. As of December 31, 2008, we have used the facility to support $52.7 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment. It covers the term of the credit facility, including extensions, and totaled a maximum potential amount of $52.7 million at December 31, 2008. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.

Debt Issuances and Additions

During 2008, we entered into loan agreements with financial institutions totaling $45.0 million. The proceeds, which are included in mortgage notes and other debt, were used for deposits related to certain transportation vehicles. Additionally we drew $54.3 million on our revolving credit facility, the proceeds of which were used to pay our 6.50% Notes due 2008 and for general corporate purposes.

In April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009, as further discussed below, and for general corporate purposes. Under the terms of the registration rights agreement entered into in connection with the offerings of the notes, we filed a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms. The registration statement was declared effective by the SEC and the offering to exchange was completed in the third quarter of 2007.

In November 2006, in connection with the closing of the Alderwoods acquisition, we issued $200.0 million of privately placed debt securities, consisting of $50.0 million of Floating Rate Series A Senior Notes due October 2011 and $150.0 million of Floating Rate Series B Notes due October 2011. Interest on these privately placed debt securities accrues at the rate of 3-month LIBOR plus 2.0% (3.43% at December 31, 2008) and is payable quarterly in arrears.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, we completed a private offering of $500.0 million aggregate principal unsecured senior notes, consisting of $250.0 million aggregate principal of 7.375% Senior Notes due 2014 and $250.0 million aggregate principal of 7.625% Senior Notes due 2018. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. During the fourth quarter of 2006, we completed the required registration statement and exchanged publicly held registered notes for the unregistered notes.

Debt Extinguishments and Reductions

Subsequent to December 31, 2008, we purchased $7.3 million aggregate principal amount of our 6.75% Notes due 2015 and $2.0 million aggregate principal amount of our 7.00% Notes dues 2017 on the open market. As a result of these transactions, we will recognize an extinguishment gain of $1.6 million in our consolidated statement of operations in the first quarter of 2009.

In the fourth quarter of 2008, we repaid $54.3 million of amounts drawn on our revolving credit facility. In the first quarter of 2008, we repaid $45.2 million aggregate principal amount of our 6.50% Notes due 2008. There was no gain or loss recognized as a result of this repayment.

In the fourth quarter of 2007, we purchased $13.5 million aggregate principal amount of our 6.875% Notes due 2007. In addition to this repurchase, we also prepaid $50 million of our Series A Senior Notes due 2011. As a result of this transaction, we recognized a loss of $0.5 million recorded in Loss on early extinguishment of debt in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.5 million.

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

During the second quarter of 2006, our 7.2% Notes due 2006 matured, and we made a payment consisting of $10.7 million in principal and $0.4 million in interest to the debtholders and redeemed $1.0 million aggregate principal amount of our debentures associated with the acquisition of various locations. These transactions resulted in no recognized gain or loss.

Capital Leases

In 2008 and 2007, we acquired $27.5 million and $31.7 million, respectively, of transportation equipment using capital leases. In 2006, we acquired $126.4 million of transportation equipment under capital leases, of which $102.3 million had been classified as operating leases in prior periods. See additional information regarding these leases in Note 12.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Debt Disclosures

At December 31, 2008 and 2007, we had deposited $23.8 million and $23.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. Our restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $4.6 million and $5.3 million at December 31, 2008 and 2007, respectively, primarily relate to our September 2002 exchange offering of the 7.7% notes due April 2009.

We had assets of approximately $38.1 million and $4.8 million pledged as collateral for the mortgage notes and other debt at December 31, 2008 and 2007, respectively.

Cash interest payments for the three years ended December 31 were as follows, in thousands:

2008	$131,844
2007	$140,298
2006	$104,789

Cash interest payments in 2006 include $6.4 million of bridge financing costs related to the Alderwoods acquisition.

Cash interest payments forecasted as of December 31, 2008 for the five years subsequent to December 31, 2008 are as follows, in thousands:

2009	$121,138
2010	$120,691
2011	$121,045
2012	$112,924
2013	$108,848
2014 and thereafter	$464,439

11.	Credit Risk and Fair Value of Financial Instruments

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our debt instruments at December 31 was as follows:

	2008	2007
	(In thousands)

6.5% notes due 2008	—	45,209
7.7% notes due 2009	27,869	28,444
7.875% debentures due 2013	49,441	55,071
7.375% senior notes due 2014	215,000	253,750
6.75% notes due 2015	154,500	196,500
6.75% notes due 2016	190,000	239,375
7.0% notes due 2017	234,000	288,750
7.625% senior notes due 2018	194,750	251,250
7.5% notes due 2027	129,750	185,000
Series B senior notes due 2011	106,222	150,000
Mortgage notes and other debt, maturities through 2050	43,674	19,917

Total fair value of debt instruments	$1,345,206	$1,713,266

The fair values of our long-term, fixed rate securities, except the Series B senior notes due 2011 were estimated using market prices for those securities and they, therefore, fall within Level 1 of the SFAS 157 hierarchy discussed in Note 3. The Series B Senior Notes due 2011 and the mortgage and other debt fall within Level 3 of the SFAS 157 hierarchy. The fair value of these instruments has been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

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

We grant credit to customers in the normal course of business. The credit risk associated with our funeral, cemetery, and preneed funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenues. Customer payments on preneed funeral or preneed cemetery contracts that are either placed into state-regulated trusts or used to pay premiums on life insurance contracts generally do not subject us to collection risk. Insurance-funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

12.	Commitments and Contingencies

Leases

Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $26.9 million, $30.1 million, and $24.5 million for the years

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)

2009	$9,300	$27,510
2010	7,522	45,702
2011	5,982	13,740
2012	5,615	10,738
2013	5,284	7,872
2014 and thereafter	49,214	25,120

Total	$82,917	$130,682

Less: Interest on capital leases		(20,900)

Total principal payable on capital leases		$109,782

Management, Consulting, and Non-Competition Agreements

We have entered into management, employment, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2008, the maximum estimated future cash commitment under agreements with remaining commitment terms, and with original terms of more than one year, was as follows:

	Employment	Consulting	Non-Competition	Total
	(In thousands)

2009	$1,876	$1,042	$2,694	$5,612
2010	1,405	446	1,727	3,578
2011	529	124	1,329	1,982
2012	529	117	1,072	1,718
2013	243	39	598	880
2014 and thereafter	539	153	1,987	2,679

Total	$5,121	$1,921	$9,407	$16,449

Representations and Warranties

As of December 31, 2008, we have contingent obligations of $31.9 million (of which $23.5 million is reflected in our financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such disposition transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.2 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.

In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties,

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other indemnifications. The remaining obligations related to these indemnifications at December 31, 2008 were as follows:

				Carrying
		Maximum Potential		Value as of
		Amount of Future		December 31,
	Time Limit	Payments		2008
				(In thousands)

Litigation provision	Until entire resolution of	(1)		$13,759
	(i) the relevant claims or
	(ii) settlement of the claim by the purchaser at the
	request of the vendor
VAT taxes	January 31, 2009	(1)		5,075
Other	Until entire resolution of (i) the relevant claims or	(1	)(2)	3,419

	(ii) settlement of the claim by the purchaser at the
	request of the vendor
Total				$22,253

Less: Deductible of majority equity
owner				(1,429)

				$20,824

(1)	The potential maximum exposure for these items combined is €60.0 million or $84.6 million at December 31, 2008.
(2)	Includes €2.0 million or $2.8 million of social risks that become statute barred in the second quarter of 2009.

Insurance Loss Reserves

We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2008 and 2007, we have self-insurance reserves of $63.6 million and $69.9 million, respectively.

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

Conley Investment Counsel v. Service Corporation International, et al; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al; Cause No. CV-S-03-1561-HDM-PAL; In the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et. Al .; Cause No. CV-S-03-1392-LDG-LRL; In the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et. Al. ; Cause No. 04-CV-20114; In the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treatment of human remains and burial sites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. No discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.

Burial Practices Claims.  We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include the Valls and Garcia lawsuits described in the following paragraphs.

Maria Valls, Pedro Valls, and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does; Case No. 23693CA08; In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations on two occasions; however, the dismissals were without prejudice. Plaintiffs filed a third amended complaint and we again moved to dismiss the class action allegations. The court dismissed the class allegations with prejudice, and the plaintiffs have appealed the ruling. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief and we cannot quantify our ultimate liability, if any, for the payment of any damages.

Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.: 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor record keeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. Since the action is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.

Funeral Regulations Lawsuits.  We are named as a defendant in various lawsuits alleging violations of federal and state funeral related regulations and/or statutes, including the Baudino and Sanchez lawsuits described in the following paragraphs.

Mary Louise Baudino, et al. v. Service Corporation International, et al. was filed in November 2004 in Los Angeles County Superior Court; Case No. BC324007 (“Baudino Lawsuit”). The Baudino Lawsuit was initially filed as a putative nationwide class action brought on behalf of all persons, entities, and organizations who purchased funeral services from SCI. Plaintiffs alleged that funeral related regulations and/or statutes (“Rules”) required us to disclose our markups on all items obtained from third-parties in connection with funeral service contracts and that the failure to make certain disclosures of markups resulted in breach of contract and other legal claims. The plaintiffs sought to recover an unspecified amount of monetary damages as well as attorneys’ fees, costs, and interest. We denied all of the claims and denied that the plaintiffs had standing to sue for violations of the Rules. On September 15, 2006, the trial court granted our motion for summary judgment on the merits. Plaintiffs appealed the summary judgment ruling. The appellate court affirmed the summary judgment in December 2008. In February 2009, the time frame for plaintiffs to appeal expired and the case ended.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Antitrust Claims.  We are named as a defendant in two related class action antitrust cases filed in 2005. The first case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al. ; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.

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

The Funeral Consumers Case and the Pioneer Valley Case seek injunctions, monetary damages, and treble damages. The plaintiffs in the Funeral Consumers Case filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. Additionally, the plaintiffs in the Pioneer Valley Case filed an expert report indicating that the damages sought from all defendants would be approximately $99 million, before trebling. We deny that we engaged in anticompetitive practices related to our casket sales and intend to vigorously contest these claims and plaintiffs’ damages reports. In both cases, we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. We cannot quantify our ultimate liability, if any, for the payment of damages.

In November 2008, the Magistrate Judge issued recommendations that motions for class certification be denied in both the Funeral Consumers Case and the Pioneer Valley Case. Plaintiffs have filed objections to the recommendations.

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

Wage and Hour Claims.  We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including the Prise, Bryant, Bryant, Stickle, and Welch lawsuits described in the following paragraphs.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; In the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims like those previously dismissed in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. 2:-CV-01184-SI. We cannot quantify our ultimate liability, if any, in this lawsuit.

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

Ordaz, et al. v. rose Hills Mortuary, L.P., et al.; Case No. BC 386500; In the Superior Court of the State of California, for the County of Los Angeles. This case was filed on February 28, 2008 as a purported class action against our Rose Hills location asserting claims based on various violations of California law related to the payment of wages and work hours. We settled this case in January 2009.

Shauna Welch v. California Cemetery & Funeral Services, LLC; Case No. BC 396793; In the Superior Court of the State of California, for the County of Los Angeles. In August 2008, the plaintiff filed a class action on behalf of employees of a subsidiary in California for alleged violations of the California Labor Code and the Business & Professions Code. The plaintiff specifically alleges that she and the putative class are unable to negotiate their paychecks without paying a fee and/or without being subject to a waiting period since paychecks are issued from an out-of-state bank. We cannot quantify our ultimate liability, if any, in this lawsuit.

The ultimate outcome of the matters described above cannot be determined at this time. We intend to aggressively defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on us, our financial condition, results of operations, and cash flows.

13.	Stockholders’ Equity

(All shares reported in whole numbers)

Share Authorization

We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2008 or 2007. At December 31, 2008 and 2007, 500,000,000 common shares of

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1 par value were authorized. We had 249,472,075 and 262,858,169 shares issued and outstanding, net of 481,000 and 1,961,300 shares held in treasury at par at December 31, 2008 and 2007, respectively.

Accumulated Other Comprehensive Income

Our components of Accumulated other comprehensive income at December 31 are as follows:

	Foreign			Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Related	Gains and	Comprehensive
	Adjustment	Adjustments	Losses	(Loss) Income
	(In thousands)

Balance at December 31, 2005	70,499	—	—	70,499
Activity in 2006	1,039	—	(3,731)	(2,692)
Adjustment upon initial adoption of SFAS 158	—	(623)	—	(623)
Increase in net unrealized gains associated with available-for-sale securities of the trusts	—	—	37,751	37,751
Reclassification of net unrealized gains activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	—	—	(37,751)	(37,751)
Reclassification for translation adjustment realized in net gain	5,114	—	—	5,114

Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298

Activity in 2007	92,003	623	(5,699)	86,927
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(105,438)	(105,438)
Reclassification of net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	—	—	105,438	105,438
Reclassification for losses on available-for-sale securities realized in net income	—	—	9,430	9,430
Reclassification for translation adjustment realized in net loss	(16,065)	—	—	(16,065)

Balance at December 31, 2007	$152,590	$—	$—	$152,590

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign			Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Related	Gains and	Comprehensive
	Adjustment	Adjustments	Losses	(Loss) Income
	(In thousands)

Activity in 2008	(115,941)	—	—	(115,941)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts	—	—	(605,355)	(605,355)
Reclassification of unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	—	—	605,355	605,355

Balance at December 31, 2008	$36,649	$—	$—	$36,649

The reclassification for losses on available-for-sale securities adjustment of $9.4 million for the year ended December 31, 2007 primarily relates to the sale of a consolidated subsidiary and is included in Income from discontinued operations on our consolidated statement of operations. The reclassification for translation adjustment of $16.1 million for the year ended December 31, 2007 relates to the sale of our former equity investment in France and is included in Equity in earnings of unconsolidated subsidiaries on our consolidated statement of operations.

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

Share Repurchase Program

Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2008, we repurchased 17.7 million shares of common stock at an aggregate cost of $142.2 million including commissions, or an average cost per share of $8.03. During 2007, we repurchased 38.5 million shares of common stock at an aggregate cost of $505.1 million. During 2006, we repurchased 3.4 million shares of common stock at an aggregate cost of $27.9 million. In November 2008, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $120 million to repurchase our common stock. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $123.4 million at December 31, 2008.

Cash Dividends

On November 12, 2008, our Board of Directors approved a cash dividend of $.04 per common share. At December 31, 2008, this dividend totaling $10.0 million was recorded in Accounts payable and accrued liabilities and Capital in Excess of Par Value in our consolidated balance sheet. Subsequent to December 31, 2008, this dividend was paid. We paid $41.5 million, $34.6 million, and $29.4 million in cash dividends in 2008, 2007, and 2006, respectively. On February 11, 2009, our Board of Directors approved a cash dividend of $.04 per common share.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Share-Based Compensation

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

Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2008 and 2007, 12,068,455 and 13,358,979 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.

We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on implied volatilities from traded options on our stock and the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
Assumptions	2008	2007	2006

Dividend yield	1.3%	1.4%	1.3%
Expected volatility	45.9%	38.9%	37.9%
Risk-free interest rate	2.9%	4.8%	4.5%
Expected holding period	5.7 years	5.9 years	5.6 years

The following table shows a summary of information with respect to stock option and restricted share compensation for 2008, 2007, and 2006, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2008	2007	2006
	(In thousands)

Total pretax employee share-based compensation expense included in net income	$9,261	$8,787	$7,035
Income tax benefit related to share-based compensation included in net income	$3,732	$3,401	$3,198

Stock Options

The following table sets forth stock option activity for the year ended December 31, 2008:

(Shares reported in whole numbers and not in thousands)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2007	13,568,445	$6.25
Granted	1,434,143	$11.58
Exercised	(3,944,385)	$3.76
Forfeited	(138,901)	$10.63
Expired	(57,413)	$12.03

Outstanding at December 31, 2008	10,861,889	$7.77

Exercisable at December 31, 2008	7,639,216	$6.51

As of December 31, 2008, the aggregate intrinsic value for stock options outstanding and exercisable was $1.7 million and $1.7 million, respectively. Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2008:

(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Price	2008	Contractual Life	Exercise Price	2008	Exercise Price

$0.00 — 4.00	932,000	0.6	$3.48	932,000	$3.48
4.01 — 6.00	3,405,000	1.1	$4.97	3,405,000	$4.97
6.01 — 9.00	2,805,686	4.4	$7.59	2,312,625	$7.46
9.01 — 15.00	3,464,043	6.5	$11.16	734,431	$10.87
15.01 — 38.00	255,160	0.5	$16.84	255,160	$16.84

$0.00 — 38.00	10,861,889	3.6	$7.77	7,639,216	$6.51

Other information pertaining to option activity during the years ended December 31 is as follows:

	2008	2007	2006

Weighted average grant-date fair value of stock options granted (valued using Black-Scholes model)	$4.78	$4.35	$3.11
Total fair value of stock options vested (in thousands)	$5,627	$3,965	$1,987
Total intrinsic value of stock options exercised (in thousands)	$16,559	$47,800	$6,448

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

For the years ended December 31, 2008, 2007, and 2006, cash received from the exercise of stock options was $14.8 million, $52.9 million, and $5.9 million, respectively. We recognized windfall tax deduction of $17.9 million, $49.4 million, and $5.7 million in excess of previously recorded tax benefits, based on the option value at the time of grant for the years ended December 31, 2008, 2007, and 2006, respectively. Pursuant to SFAS 123(R) “Share-Based Payment”, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. We recognized compensation cost of $6.2 million, $5.4 million, and $4.0 million related to stock options for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, the unrecognized compensation expense related to stock options of $8.2 million is expected to be recognized over a weighted average period of 1.9 years.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

Restricted share activity was as follows:

(Shares reported in whole numbers)

		Weighted-Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested restricted shares at December 31, 2007	674,576	$9.04
Granted	290,000	$11.61
Cancelled	(9,034)	$10.51
Vested	(363,601)	$8.36

Nonvested restricted shares at December 31, 2008	591,941	$10.69

The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2008, unrecognized compensation expense of $3.5 million related to restricted shares, which is recorded in Capital in excess of par value on the balance sheet, is expected to be recognized over a weighted average period of 1.0 years. We recognized compensation cost of $3.0 million, $3.4 million, and $3.0 million in the years ended December 31, 2008, 2007, and 2006, respectively, related to our restricted shares.

15.	Retirement Plans

We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills Trustees, and a Rose Hills Supplemental Retirement Plan (Rose Hills SERP) (collectively, the “Plans”). We also provide a 401(k) employee savings plan. We terminated the Employee Retirement Plan of Rose Hills in 2008 and a non-contributory defined benefit pension plan covering certain employees in the United States (U.S. Pension Plan) in 2007.

Effective January 1, 2001, we curtailed our U.S. Pension Plan, SERP, Senior SERP, and Directors’ Plan. Additionally, the plans assumed in connection with the Alderwoods acquisition are frozen. Because the Plans are frozen, the participants do not earn incremental benefits from additional years of service, and we have not incurred any additional service cost since December 31, 2000.

Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors’ Plan provides for an annual benefit to directors following retirement, based on a vesting schedule.

The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2008	2007	2006
	(In thousands)

Interest cost on projected benefit obligation	$2,590	$6,559	$7,348
Actual return on plan assets	(294)	(5,483)	(6,829)
Amortization of prior service cost	—	168	183
Recognized net actuarial (gain) loss	(2,512)	3,052	2,961
Plan dissolution and other	1,968	11,176	—

	$1,752	$15,472	$3,663

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plans’ funded status at December 31 was as follows:

	2008	2007
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$104,207	$150,124
Plan termination	(56,433)	—
Interest cost	2,590	6,559
Actuarial loss	(568)	11,558
Benefits paid	(16,845)	(64,034)

Benefit obligation at end of year	$32,951	$104,207

Change in Plan Assets:
Fair value of plan assets at beginning of year	$67,104	$84,686
Plan termination	(56,433)	—
Actual return on plan assets	(294)	5,483
Employer contributions	6,468	41,894
Benefits paid, including expenses	(16,845)	(64,959)

Fair value of plan assets at end of year	$—	$67,104

Funded status of plan	$(32,951)	$(37,103)
Net amount recognized in the Consolidated Balance Sheet	$(32,951)	$(37,103)

Funding Summary:
Projected benefit obligations	$32,951	$104,207
Accumulated benefit obligation	$32,951	$104,207
Fair value of plan assets	$—	$67,104
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(32,951)	$(37,103)

The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at December 31, 2008 and 2007 was $75.1 million and $70.6 million, respectively, and the cash surrender value was $51.7 million and $47.7 million as of December 31, 2008 and 2007, respectively. No loans are outstanding against the policies, but there are no restrictions in the policies regarding loans.

The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows: we base our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, plus 50 basis points. The assumed rate of return on plan assets was not applicable as we recognize gains and losses on plan assets during the year in which they occur. As all Plans are curtailed, the assumed rate of compensation increase is zero.

	2008	2007	2006

Weighted average discount rate used to determine obligations	5.95%	5.64%	5.55%
Discount rate used to determine net periodic pension cost	5.75%	5.53%	5.75%

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plans’ weighted-average asset allocations at December 31, 2007 by asset category were as follows (there are no assets at December 31, 2008 as the remaining plans are unfunded obligations):

2007

Cash and cash equivalents	2%
Fixed income investments	62%
Equity securities(1)	36%

Total	100%

(1)	Equity securities do not include shares of our common stock at December 31, 2007.

Our Employee Retirement Plan of Rose Hills was terminated in 2008. In 2008, we made a contribution of $3.0 million to purchase annuities for participants of this plan. To effect the termination of the plan we settled all remaining liabilities in the fourth quarter of 2008.

Our non-contributory, defined benefit pension plan covering approximately 34% of our United States employees was terminated in December 2007. The revaluation of projected benefit obligation (PBO) on a plan termination basis resulted in an additional PBO of $4.7 million. On the asset side, the fund experienced a negative actual return in the fourth quarter of 2007 and paid expenses from the fund, the total of which was $0.5 million. In 2007 we made a contribution of $38.8 million to fully fund the plan bringing the value of assets to $56.4 million prior to adjusting for benefits paid and settlement of the obligation. To effect the termination of the plan, we settled all remaining obligations in December 2007. Monthly annuities paid were $0.8 million for the fourth quarter of 2007, lump sums paid were $14.4 million, and the total annuity purchase for remaining obligations was $41.2 million for a total of $56.4 million. Of this, the lump sums paid and annuity purchases totaling $55.6 million were considered settlements under FAS 88. After all fourth quarter FAS 88 adjustments were made, the outstanding balances of our PBO and accumulated other comprehensive income related to the U.S. Pension Plan are $0.

The following Plan benefit payments are expected to be paid:

2009	$3,666
2010	4,136
2011	3,806
2012	3,744
2013	3,667
Years 2014 through 2018	14,540

On December 31, 2006, we adopted FASB Statement No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The objective of the Statement is to improve financial reporting by requiring an employer to recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the projected benefit obligation — in its statement of financial position. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period which were not recognized as components of net periodic benefit costs pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions, or No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions”.

The Statement calls for measuring the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to change the measurement date is effective for fiscal years ending after December 15, 2008. All of our Plans have a measurement date of December 31.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after tax income in accordance with specified guidelines up to a maximum of 50%.

During 2008, we matched a percentage of the employee contributions through contributions of cash. For the year, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation

During 2007 and 2006, we matched a percentage of the employee contributions through contributions of cash. For each of the two years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	110% of the first 6% of deferred compensation
11 or more years	135% of the first 6% of deferred compensation

The amount of our matched contributions in 2008, 2007, and 2006 was $18.1 million, $17.0 million, and $16.8 million, respectively.

16.	Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany.

Alderwoods operating results are included in our full-year 2008 and 2007 results and since November 28, 2006 for the year ended December 31, 2006. See Note 20 for pro-forma presentation related to the Alderwoods acquisition.

Results from our funeral business in Singapore, which was sold in the fourth quarter of 2006, are classified as discontinued operations for all periods presented. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)

2008
Revenues from external customers	$1,475,736	$679,886	$2,155,622
Interest expense	4,467	1,053	5,520
Depreciation and amortization	87,116	21,970	109,086
Amortization of intangible assets	17,171	6,344	23,515
Gross profit	312,848	105,923	418,771
Amortization of cemetery property	—	32,690	32,690
Total assets	3,871,267	3,816,182	7,687,449
Capital expenditures	65,879	77,304	143,183
2007
Revenues from external customers	$1,525,349	$759,954	$2,285,303
Interest expense	6,897	1,837	8,734
Depreciation and amortization	87,877	23,433	111,310
Amortization of intangible assets	18,932	8,497	27,429
Gross profit	307,552	159,295	466,847
Amortization of cemetery property	—	35,824	35,824
Total assets	4,245,164	4,262,264	8,507,428
Capital expenditures	77,625	78,777	156,402
2006
Revenues from external customers	$1,161,762	$591,126	$1,752,888
Interest expense	6,384	2,468	8,852
Depreciation and amortization	61,141	18,059	79,200
Amortization of intangible assets	11,201	2,152	13,353
Gross profit	240,470	107,494	347,964
Amortization of cemetery property	—	28,263	28,263
Total assets	4,505,437	4,575,424	9,080,861
Capital expenditures	38,031	53,506	91,537

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable		Discontinued
	Segments	Corporate	Operations	Consolidated
	(In thousands)

2008
Revenue from external customers	$2,155,622	$—	$—	$2,155,622
Interest expense	5,520	128,754	—	134,274
Depreciation and amortization	109,086	5,071	—	114,157
Amortization of intangible assets	23,515	121	—	23,636
Total assets	7,687,449	423,434	—	8,110,883
Capital expenditures	143,183	10,918	—	154,101
2007
Revenue from external customers	$2,285,303	$—	$—	$2,285,303
Interest expense	8,734	138,120	—	146,854
Depreciation and amortization	111,310	4,372	—	115,682
Amortization of intangible assets	27,429	121	—	27,550
Total assets	8,507,428	424,816	—	8,932,244
Capital expenditures	156,402	609	—	157,011
2006
Revenue from external customers	$1,752,888	$—	$—	$1,752,888
Interest expense	8,852	114,547	—	123,399
Depreciation and amortization	79,200	4,810	—	84,010
Amortization of intangible assets	13,353	121	—	13,474
Total assets	9,080,861	275,160	373,368	9,729,389
Capital expenditures	91,537	5,990	—	97,527

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2008	2007	2006
	(In thousands)

Gross profit from reportable segments	$418,771	$466,847	$347,964
General and administrative expenses	(87,447)	(135,753)	(92,603)
(Losses) gains on dispositions and impairment charges, net	(36,124)	16,920	(58,683)
Hurricane expense, net	(3,113)	—	—
Other operating income (expense)	585	(1,848)	—

Operating income	292,672	346,166	196,678
Interest expense	(134,274)	(146,854)	(123,399)
Interest income	5,393	11,725	31,171
Loss on early extinguishment of debt	—	(14,986)	(17,532)
Equity in earnings of unconsolidated subsidiaries	—	36,607	1,052
Gain on redemption of securities	—	158,133	10,932
Other expense, net	(629)	(3,804)	(1,453)

Income from continuing operations before income taxes	$163,162	$386,987	$97,449

Our geographic area information was as follows:

	United States	Canada	Germany	Total
	(In thousands)

2008
Revenues from external customers	$1,942,682	$205,950	$6,990	$2,155,622
Interest expense	133,961	313	—	134,274
Depreciation and amortization	101,905	11,575	677	114,157
Amortization of intangible assets	21,371	2,265	—	23,636
Amortization of cemetery property	28,317	4,373	—	32,690
Operating income	244,954	47,395	323	292,672
(Losses) gains on dispositions and impairment charges, net	(32,750)	(3,395)	21	(36,124)
Long-lived assets	$4,434,810	$318,409	$2,753	$4,755,972
2007
Revenues from external customers	$2,079,088	$199,137	$7,078	$2,285,303
Interest expense	146,526	328	—	146,854
Depreciation and amortization	102,339	12,810	533	115,682
Amortization of intangible assets	25,039	2,511	—	27,550
Amortization of cemetery property	31,454	4,370	—	35,824
Operating income	318,348	27,608	210	346,166
Gains (losses) on dispositions and impairment charges, net	18,942	(2,018)	(4)	16,920
Long-lived assets	$4,161,000	$578,925	$2,788	$4,742,713

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Germany	Total
	(In thousands)

2006
Revenues from external customers	$1,630,680	$115,708	$6,500	$1,752,888
Interest expense	123,048	351	—	123,399
Depreciation and amortization	77,246	6,321	443	84,010
Amortization of intangible assets	12,459	1,015	—	13,474
Amortization of cemetery property	25,829	2,434	—	28,263
Operating income	178,944	17,385	349	196,678
(Losses) gains on dispositions and impairment charges, net	(56,710)	(1,906)	(67)	(58,683)
Long-lived assets	$5,043,144	$512,314	$2,404	$5,557,862

17.	Supplementary Information

The detail of certain balance sheet accounts is as follows:

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents:
Cash	$33,764	$42,928
Commercial paper and temporary investments	94,633	125,666

	$128,397	$168,594

Receivables, net:
Notes receivable	$2,355	$4,753
Atneed funeral receivables, net of allowances of $15,082 and $14,834, respectively	71,184	82,734
Atneed cemetery receivables, net of allowances of $4,653 and $4,641, respectively	13,651	16,068
Other	8,955	10,238

	$96,145	$113,793

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(In thousands)

Other current assets:
Income tax receivable	9,878	2,255
Prepaid insurance	2,361	4,932
Other	6,276	20,074

	$18,515	$27,261

Cemetery property:
Undeveloped land	$1,066,184	$1,078,322
Developed land, lawn crypts, and mausoleums	392,797	373,344

	$1,458,981	$1,451,666

Property and equipment:
Land	$473,208	$494,715
Buildings and improvements	1,371,235	1,355,324
Operating equipment	562,241	464,153
Leasehold improvements	23,047	24,314

	2,429,731	2,338,506
Less: accumulated depreciation	(861,856)	(768,972)

	$1,567,875	$1,569,534

Deferred charges and other assets:
Prepaid covenants-not-to-compete, net	$49,807	$58,640
Preneed backlog intangible assets, net	35,331	40,900
Amortizable intangible assets, net	27,956	30,521
Non-amortizable intangible assets, net	45,932	46,800
Restricted cash	28,848	23,658
Notes receivable, net of allowances of $2,775 and $2,825, respectively	14,407	25,172
Cash surrender value of insurance policies	78,423	75,385
Deferred trust tax asset	71,360	—
Other	100,570	99,658

	$452,634	$400,734

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(In thousands)

Accounts payable and accrued liabilities:
Accounts payable	$78,609	$74,373
Accrued compensation	45,981	59,389
Accrued dividend	9,981	10,585
Accrued interest	24,958	26,101
Accrued property taxes	16,466	17,121
Self insurance reserves	63,583	69,914
Bank overdraft.	22,044	27,689
Other accrued liabilities	33,237	58,220

	$294,859	$343,392

Other liabilities:
Accrued pension	$32,951	$37,103
Deferred compensation	19,676	24,105
Customer refund obligation reserve	95,435	93,626
Tax liability	142,457	146,995
Indemnification liability	23,455	27,532
Other	42,116	54,281

	$356,090	$383,642

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts in thousands is as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Merchandise revenues:
Funeral	$482,988	$515,944	$424,786
Cemetery	456,560	519,066	391,231

Total merchandise revenues	939,548	1,035,010	816,017

Services revenues:
Funeral	938,204	962,854	700,506
Cemetery	187,470	207,007	170,523

Total services revenues	1,125,674	1,169,861	871,029

Other revenues	90,400	80,432	65,842

Total revenues	$2,155,622	$2,285,303	$1,752,888

Merchandise costs and expenses:
Funeral	$246,867	$256,753	$198,053
Cemetery	199,033	205,629	161,157

Total cost of merchandise	445,900	462,382	359,210

Services costs and expenses:
Funeral	453,704	473,559	353,117
Cemetery	105,903	112,175	93,881

Total cost of services	559,607	585,734	446,998

Overhead and other expenses	731,344	770,340	598,716

Total cost and expenses	$1,736,851	$1,818,456	$1,404,924

Certain Non-Cash Financing and Investing Transactions

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Value of StoneMor partnership units received in disposition	$—	$—	$5,875
Dividends accrued but not paid	$9,981	$10,585	$8,788

18.	Earnings Per Share

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2008	2007	2006
	(In thousands, except per share amounts)

Income from continuing operations (numerator):
Income from continuing operations — basic	$97,445	$243,317	$52,604
After tax interest on convertible debt	—	179	—

Income from continuing operations — diluted	$97,445	$243,496	$52,604

(Loss) income from discontinued operations, net of tax (numerator)	$(362)	$4,412	$3,907
Net income (numerator):
Net income — basic	$97,083	$247,729	$56,511
After tax interest on convertible debt	—	179	—

Net income — diluted	$97,083	$247,908	$56,511

Weighted average shares (denominator):
Weighted average shares — basic	257,477	284,966	292,859
Stock options	2,876	5,002	4,317
Convertible debt	—	235	—
Restricted stock	93	241	195

Weighted average shares — diluted	260,446	290,444	297,371

Income per share from continuing operations:
Basic	$.38	$.85	$.18
Diluted	$.37	$.83	$.18
Income per share from discontinued operations, net of tax:
Basic	$—	$.02	$.01
Diluted	$—	$.02	$.01
Net income per share:
Basic	$.38	$.87	$.19
Diluted	$.37	$.85	$.19

The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive earnings per share for the respective periods are as follows (in shares):

	2008	2007	2006

Antidilutive options	3,135	205	5,420
Antidilutive convertible debentures	167	52	602

Total common stock equivalents excluded from computations	3,302	257	6,022

19.	Divestiture-Related Activities

As dispositions occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as divestitures occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

(Losses) gains on divestitures and impairment charges, net consist of the following for the years ended December 31:

	2008	2007	2006
	(In thousands)

(Losses) gains on divestitures, net	$(4,695)	$30,083	$(18,726)
Impairment losses	(31,429)	(13,163)	(39,957)

	$(36,124)	$16,920	$(58,683)

Sale of Kenyon Operations

In October 2007, we divested 70% of our Kenyon investment for proceeds of $0.7 million. We recognized a pre-tax gain of $0.4 million in (Losses) gains on divestitures and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2007.

Sale of Operations in Michigan

In 2006, our Board of Directors approved a plan to divest certain funeral homes and cemeteries in Michigan. We recognized a pretax impairment charge in 2006 of $26.4 million related to these properties. In 2007 and 2008, we recorded additional impairment charges of $1.6 million and $13.9 million, respectively. As of December 31, 2008, these locations remain classified as assets held for sale.

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

Sales of Assets to StoneMor Partners LP

In December 2007, we sold 46 cemeteries and 30 funeral homes to StoneMor Partners LP (StoneMor) for proceeds of approximately $71.0 million. As a result of this transaction, we recognized a pre-tax gain of $21.1 million in (Losses) gains on divestitures and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2007.

In September 2006, we sold 21 cemeteries and 14 funeral homes to StoneMor for proceeds of approximately $11.8 million. We received net cash proceeds of $5.9 million and 275,046 StoneMor units valued at $5.9 million. As a result of this transaction, we recognized a pre-tax loss of $16.6 million in (Losses) gains on divestitures and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2006. In 2008, we received proceeds totaling $5.9 million from the sale of our StoneMor units acquired in the divestiture.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Mayflower National Life Insurance Company

In July 2007, we completed the sale of Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, to Assurant Inc. for proceeds of approximately $67.5 million. We recognized a $1.5 million gain related to this sale in the third quarter of 2007. The operations of this subsidiary are presented as discontinued operations in our consolidated statement of operations.

Equity Investment and Redemption of Securities

In October 2007, we sold our remaining equity investment in our French operations for 12.0 million euros, or $17.0 million and recognized a gain on divestiture of $17.6 million recorded in Equity in earnings of unconsolidated subsidiaries. Proceeds received from this sale are classified as an operating cash flow in the accompanying statement of cash flows. In connection with this sale, we also received 101.5 million euros, or $144.0 million, in cash from the redemption of securities, which included the remainder of our convertible preferred equity certificates (CPECs), which were received in connection with the original disposition of our operations in France in March 2004. The CPECs had a carrying value of zero. In addition, 10 million euros, or approximately $14.1 million, related to the redemption were deposited into a euro-denominated escrow account for potential payment for existing indemnification liabilities. We recognized a gain of $158.1 million related to the redemption of these CPECs. Proceeds of $158.7 million are classified as investing activities in the accompanying statement of cash flows.

Assets Held for Sale

We committed to a plan to sell certain operating properties as of both December 31, 2008 and 2007. In connection with these assets held for sale, we recorded impairment losses of approximately $28 million and $13 million, respectively, in our consolidated statement of operations for the years ended December 31, 2008 and 2007.

Net assets held for sale were as follows:

	December 31,
	2008	2007

Assets:
Current assets	$1,279	$2,294
Preneed funeral receivables and trust investments	3,099	9,944
Preneed cemetery receivables and trust investments	49,985	64,751
Cemetery property	11,047	9,341
Property and equipment, at cost, net	1,386	9,968
Deferred charges and other assets	11,748	12,390
Cemetery perpetual care trust investments	20,247	16,232

Total assets	98,791	124,920

Liabilities:
Accounts payable and accrued liabilities	465	149
Deferred preneed funeral revenues	2,640	8,388
Deferred preneed cemetery revenues	51,730	67,141
Other liabilities	920	167
Care trusts’ corpus	20,247	16,232

Total liabilities	76,002	92,077

Net assets held for sale	$22,789	$32,843

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

During the fourth quarter of 2006, we disposed of our funeral operations in Singapore, which are classified as discontinued operations for all periods presented.

As part of the Alderwoods transaction, we acquired an insurance subsidiary that we sold on June 30, 2007. The operations of this subsidiary from November 28, 2006 to June 30, 2007 are presented as discontinued operations in our consolidated statement of operations. In addition, in the second quarter of 2008, we settled an outstanding contingency related to the 2005 divestiture of our operations in Argentina. The loss related to this transaction is included in discontinued operations for the year ended December 31, 2008.

The results of our discontinued operations for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues	$—	$42,626	$12,324
(Losses) gains on divestitures and impairment charges, net	(557)	1,548	128
Costs and other expenses	—	(36,448)	(11,093)
Other income	—	1,504	—

(Loss) income from discontinued operations before income taxes	(557)	9,230	1,359
Benefit (provision) for income taxes	195	(4,818)	2,548

(Loss) income from discontinued operations	$(362)	$4,412	$3,907

20.	Alderwoods Acquisition

On November 28, 2006, we acquired all of the outstanding common stock of Alderwoods for $20.00 per share in cash, resulting in a purchase price of approximately $1.2 billion, which includes the refinancing of $357.7 million and the assumption of $2.2 million of Alderwoods’ debt. Included in our results of operations for the year ended December 31, 2006 are the results of Alderwoods’ operations from the date of acquisition through December 31, 2006.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma summary presents information as if the merger had occurred as of January 1, 2006:

Year Ended
December 31,
2006
(In thousands, except
per share amounts)

Revenue	$2,358,644
Income from continuing operations	15,505
Net income	22,450
Income from continuing operations per share:
Basic	.05
Diluted	.05
Net income per share:
Basic	.08
Diluted	.08

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2008 and 2007 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(4)
	(In thousands, except per share amounts)

2008
Revenues	$573,451	$548,782	$516,439	$516,950
Costs and expenses	(435,854)	(441,422)	(434,370)	(425,205)
Gross profits	137,597	107,360	82,069	91,745
Operating income	99,370	83,535	48,830	60,937
Income from continuing operations before income taxes(1)	66,473	52,169	15,799	28,721
Provision for income taxes	(24,969)	(20,395)	(1,160)	(19,193)
Income from continuing operations	41,504	31,774	14,639	9,528
Income (loss) from discontinued operations, net of tax(3)	15	(377)	—	—
Net income	41,519	31,397	14,639	9,528
Earnings per share:
Basic — EPS	.16	.12	.06	.04
Diluted — EPS	.16	.12	.06	.04
2007
Revenues	$607,555	$565,492	$539,334	$572,922
Costs and expenses	(466,572)	(462,253)	(436,819)	(452,812)
Gross profits	140,983	103,239	102,515	120,110
Operating income	98,075	82,823	75,332	89,936
Income from continuing operations before income taxes(1)(2)	58,214	41,850	42,907	244,016
Provision for income taxes	(23,497)	(28,941)	(14,062)	(77,170)
Income from continuing operations	34,717	12,909	28,845	166,846
Income (loss) from discontinued operations, net of tax(3)	2,925	2,209	(675)	(47)
Net income	37,642	15,118	28,170	166,799
Earnings per share:
Basic — EPS	.13	.05	.10	.61
Diluted — EPS	.13	.05	.10	.60

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 19.

(2)	Included in these amounts is a $158.1 million gain on redemption of securities, recognized in fourth quarter of 2007, representing the redemption of our securities which were received in connection with the original disposition of our former equity investment in France and a $36.6 million equity in earnings of unconsolidated subsidiaries in France.

(3)	Includes income (loss) from discontinued operations as described in Note 19.

(4)	In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments to correct errors related to prior

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting periods during the year ended December 31, 2008. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $2.1 million and $5.5 million, respectively, for the quarter ended December 31, 2008.

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2008

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(1)	Write-Offs(2)	Period
	(In thousands)

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2008	$19,475	$9,314	$305	$(9,359)	$19,735
Year ended December 31, 2007	25,793	11,489	9	(17,816)	19,475
Year ended December 31, 2006	11,835	10,020	12,060	(8,122)	25,793
Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2008	$2,825	$—	$—	$(50)	$2,775
Year ended December 31, 2007	3,844	(705)	(314)	—	2,825
Year ended December 31, 2006	7,312	(2,100)	450	(1,818)	3,844
Preneed Funeral and Preneed Cemetery
Asset:
Year ended December 31, 2008	$64,062	$1,305	$(6,749)	$—	$58,618
Year ended December 31, 2007	81,572	(3,546)	(13,964)	—	64,062
Year ended December 31, 2006	60,358	(803)	22,017	—	81,572
Deferred Preneed Funeral and Cemetery
Revenue:
Year ended December 31, 2008	$(143,730)	$—	$5,961	$—	$(137,769)
Year ended December 31, 2007	(151,341)	—	7,611	—	(143,730)
Year ended December 31, 2006	(112,002)	—	(39,339)	—	(151,341)
Deferred Tax Valuation Allowance:
Year ended December 31, 2008	$68,469	$(2,355)	$3,708	$—	$69,822
Year ended December 31, 2007	70,547	8,034	(10,112)	—	68,469
Year ended December 31, 2006	34,829	(3,033)	38,751	—	70,547

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. To address the material weakness described below, we performed additional review and analysis and other post-closing procedures to ensure that our income tax provision and related tax disclosures were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Based on the additional procedures performed, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in conformity with US GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, and as described below, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 as a result of a material weakness in accounting for income taxes.

A material weakness is a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, management identified the following material weakness in its assessment of the effectiveness of our internal control over financial reporting:

•	We did not maintain effective controls over our accounting for income taxes. Specifically, we did not maintain effective controls over the completeness and accuracy of our quarterly and year-end tax provision calculations and related deferred income taxes and income taxes payable in accordance with US GAAP.

This control deficiency resulted in various audit adjustments to the consolidated financial statements in the first and fourth quarters of 2008. Additionally, this control deficiency, if not corrected, could result in a material misstatement of the income tax accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, we have concluded that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Remediation Initiatives

In our Annual Report on Form 10-K for the year ended December 31, 2007, management identified two material weaknesses in our internal control over financial reporting. These material weaknesses included a material weakness relating to our accounting for income taxes and a material weakness relating to the timely completion and review of certain of our balance sheet account reconciliations. In response to those two identified material weaknesses, we took a number of substantial actions during the year ended December 31, 2008. As a result of these actions, the material weakness relating to the timely completion and review of certain of our balance sheet account reconciliations has been remediated. While we took considerable action to remediate the material weakness in our accounting for income taxes existing as of December 31, 2007, such remediation has not yet been fully evidenced.

To address the material weakness in our accounting for income taxes, we have implemented or will implement the following remediation steps to enhance our internal controls over the calculation of our income tax provision and related balance sheet accounts:

•	The hiring of an experienced Managing Director in the first quarter of 2008 to lead the Company’s tax department, with responsibility for direction and oversight of all income tax and other tax functions.

•	The reorganization of our tax department’s organizational structure to facilitate our staffing of the department with an adequate mix of qualified personnel.

•	The hiring of experienced tax professionals in all tax director and manager level positions in 2008.

•	The provision of FAS 109 technical training for all of our tax personnel.

•	The completion of a tax basis balance sheet project with the assistance of third party advisors in the fourth quarter of 2008.

•	The implementation of a tax software solution in 2009 to replace manual processes and spreadsheets currently used to compute our state and federal income tax provision.

•	The simplification of our legal and reporting structure in 2009, which we believe will facilitate the efficiency and effectiveness of our state income tax provision.

We believe the foregoing actions have improved, and will continue to improve, our internal control over financial reporting and our disclosure controls and procedures.

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

Equity Compensation Plan Information at December 31, 2008:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,288,287	7.99	12,068,455
Equity compensation plans not approved by security holders(1)	1,517,602	6.63	2,184,775 (2)

Total	10,805,889	7.79	14,253,230

(1)	Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 1,517,602 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 14 in Part II, Item 8. Financial Statements and Supplementary Data,

for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for shareholder approval.

(2)	Includes an estimated 2,184,775 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2008, which was $10.9 million, by (ii) the closing price of $4.97 per share of common stock at December 31, 2008.

The Employee Stock Purchase Plan enables Company employees in North America to invest via payroll deductions up to $500 (or $600 Canadian) per month in our common stock. Contributions are utilized to purchase the stock in the open market. With respect to Canadian employees who meet certain requirements, we will provide annually a match equal to 25% of the amount of the employee’s contribution subject to a maximum contribution per participant of $1,800 Canadian. This plan has not been submitted for shareholder approval.

Certifications

In 2008, the Company submitted to the New York Stock Exchange the Section 12(a) certification by the Company’s Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. The Sarbanes-Oxley Act Section 302 certifications regarding the quality of the Company’s public disclosure are attached as Exhibits 31.1 and 31.2 to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)-(2) Financial Statements and Schedule:

The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 46 of this report.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 128-131 are filed as part of this report.

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

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. WALTRIP* (R. L. Waltrip)	Chairman of the Board	February 27, 2009

/s/ THOMAS L. RYAN* (Thomas L. Ryan)	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2009

/s/ ERIC D. TANZBERGER* (Eric D. Tanzberger)	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 27, 2009

/s/ JEFFREY I. BEASON* (Jeffrey I. Beason)	Vice President and Corporate Controller (Chief Accounting Officer)	February 27, 2009

/s/ ALAN R. BUCKWALTER, III* (Alan R. Buckwalter, III)	Director	February 27, 2009

/s/ ANTHONY L. COELHO* (Anthony L. Coelho)	Director	February 27, 2009

/s/ A. J. FOYT, JR.* (A. J. Foyt, Jr.)	Director	February 27, 2009

/s/ MALCOLM GILLIS* (Malcolm Gillis)	Director	February 27, 2009

/s/ VICTOR L. LUND* (Victor L. Lund)	Director	February 27, 2009

/s/ JOHN W. MECOM, JR.* (John W. Mecom, Jr.)	Director	February 27, 2009

Signature		Title	Date

/s/ CLIFTON H. MORRIS, JR.* (Clifton H. Morris, Jr.)		Director	February 27, 2009

/s/ W. BLAIR WALTRIP* (W. Blair Waltrip)		Director	February 27, 2009

/s/ EDWARD E. WILLIAMS* (Edward E. Williams)		Director	February 27, 2009

*By	/s/ GREGORY T. SANGALIS (Gregory T. Sangalis, as Attorney-In-Fact For each of the Persons indicated)

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 16, 2007).
4.1	—	Senior Indenture dated as of February 1, 1993 by and between the Company and The Bank of New York, as trustee. (Incorporated by reference as Exhibit 4.1 to Form S-4 filed September 2, 2004 (File No. 333-118763)).
4.2	—	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4	—	Employment Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip). (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2006).
10.5	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2007).
10.6	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.7	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2005).
10.8	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 2007).
10.9	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).
10.10	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2005).
10.11	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2007).

Exhibit
Number		Description

10.12	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2006).
10.13	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2007).
10.14	—	Employment and Noncompetition Agreement, dated February 9, 2005, between SCI Executive Services, Inc. and J. Daniel Garrison; Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and J. Daniel Garrison; Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and J. Daniel Garrison.
10.15	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.16	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).
10.17	—	Form of Amendment to Employment and Noncompetition Agreement dated November 30, 2007, between SCI Executive Services, Inc. and non-senior officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2007).
10.18	—	1993 Long-Term Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-00179 on Form S-8).
10.19	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated February 12, 1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1996).
10.20	—	Amendment to 1993 Long-Term Incentive Stock Option Plan, dated November 13, 1997. (Incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended December 31, 1997).
10.21	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.22	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.23	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.24	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.25	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).
10.26	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.27	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).
10.28	—	Fourth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 2006).
10.29	—	Fifth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2007).
10.30	—	Sixth Amendment to the SCI 401(k) Retirement Savings Plan.
10.31	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 17, 2006).
10.32	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).

Exhibit
Number		Description

10.33	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.34	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).
10.35	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.36	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.37	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).
10.38	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.39	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.40	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.41	—	Form of Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2005).
10.42	—	Form of Amendment to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 2007).
10.43	—	Form of Performance Unit Grant Award Agreement.
10.44	—	Note Purchase Agreement, dated November 28, 2006 among Service Corporation International and Purchasers identified therein. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 28, 2006).
10.45	—	First Amendment to Note Purchase Agreement, dated as of June 11, 2007, among the Company and the purchasers party thereto. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 20, 2007).
10.46	—	Credit Agreement, dated November 28, 2006 among Service Corporation International, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 28, 2006).
10.47	—	Agreement and First Amendment to Credit Agreement, dated as of June 14, 2007, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 20, 2007).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.43.

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