Form 10-Q
period 2009-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2009-05-08
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2009 was 250,944,884 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements after a death has occurred.
Burial Vaults — A reinforced container intended to house and protect the casket before it is placed in the ground.
Cemetery Perpetual Care or Endowment Care Fund — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity.
Cremation — The reduction of human remains to bone fragments by intense heat.
General Agency (GA) Revenues — Commissions we receive from third-party life insurance companies for life insurance policies or annuities sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$510,595	$573,451
Costs and expenses	(410,475)	(435,854)

Gross profit	100,120	137,597
General and administrative expenses	(21,786)	(25,075)
Gain (loss) on divestitures and impairment charges, net	7,230	(12,046)
Other operating expense, net	—	(1,106)

Operating income	85,564	99,370
Interest expense	(31,670)	(34,069)
Gain on early extinguishment of debt	1,610	—
Interest income	703	1,920
Other expense, net	(1,546)	(748)

Income from continuing operations before income taxes	54,661	66,473
Provision for income taxes	(20,281)	(24,969)

Income from continuing operations	34,380	41,504
Income from discontinued operations	—	15

Net income	34,380	41,519
Net loss attributable to noncontrolling interests	150	—

Net income attributable to common stockholders	$34,530	$41,519

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$.14	$.16
Net income attributable to common stockholders	$.14	$.16
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$.14	$.16
Net income attributable to common stockholders	$.14	$.16

Basic weighted average number of shares	250,134	261,475

Diluted weighted average number of shares	250,309	265,329

Dividends declared per share	$.04	$.04

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$215,971	$128,397
Receivables, net	78,612	96,145
Inventories	31,221	31,603
Deferred tax asset	79,571	79,571
Current assets held for sale	1,311	1,279
Other	23,952	18,515

Total current assets	430,638	355,510

Preneed funeral receivables, net and trust investments	1,193,598	1,191,692
Preneed cemetery receivables, net and trust investments	1,087,777	1,062,952
Cemetery property, at cost	1,459,891	1,458,981
Property and equipment, net	1,565,797	1,567,875
Non-current assets held for sale	96,123	97,512
Goodwill	1,172,645	1,178,969
Deferred charges and other assets	439,257	452,634
Cemetery perpetual care trust investments	697,535	744,758

	$8,143,261	$8,110,883

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$308,983	$294,859
Current maturities of long-term debt	55,897	27,104
Current liabilities held for sale	549	465
Income taxes	1,158	4,354

Total current liabilities	366,587	326,782

Long-term debt	1,788,670	1,821,404
Deferred preneed funeral revenues	586,232	588,198
Deferred preneed cemetery revenues	804,205	771,117
Deferred income taxes	306,067	288,677
Non-current liabilities held for sale	74,002	75,537
Other liabilities	321,567	356,090
Deferred preneed funeral and cemetery receipts held in trust	1,848,853	1,817,665
Care trusts’ corpus	732,502	772,234
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 251,413,475, and 249,953,075 shares issued, respectively, 250,943,842 and 249,472,075 shares outstanding, respectively	250,944	249,472
Capital in excess of par value	1,727,214	1,733,814
Accumulated deficit	(692,226)	(726,756)
Accumulated other comprehensive income	28,896	36,649

Total common stockholders’ equity	1,314,828	1,293,179
Noncontrolling interests	(252)	—

Total stockholders’ equity	1,314,576	1,293,179

	$8,143,261	$8,110,883

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$34,380	$41,519
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(15)
Gain on early extinguishment of debt	(1,610)	—
Depreciation and amortization	29,115	27,077
Amortization of intangible assets	5,484	6,124
Amortization of cemetery property	5,911	7,385
Amortization of loan costs	898	995
Provision for doubtful accounts	3,091	1,948
Provision for deferred income taxes	18,577	19,231
(Gain) loss on divestitures and impairment charges, net	(7,230)	12,046
Share-based compensation	2,408	2,197
Excess tax benefits from share-based awards	—	(1,324)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	12,269	581
Decrease (increase) in other assets	5,083	(7,719)
Increase (decrease) in payables and other liabilities	21,954	(80,877)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	4,558	10,760
(Decrease) increase in deferred preneed funeral revenue	(2,349)	10,610
Decrease in deferred preneed funeral receipts held in trust	(5,579)	(16,927)
Effect of cemetery production and deliveries:
Decrease in preneed cemetery receivables, net and trust investments	9,596	16,110
Increase in deferred preneed cemetery revenue	9,589	2,591
Decrease in deferred preneed cemetery receipts held in trust	(4,792)	(5,980)
Other	1	12

Net cash provided by operating activities	141,354	46,344
Cash flows from investing activities:
Capital expenditures	(23,494)	(29,240)
Proceeds from divestitures and sales of property and equipment, net	7,713	7,987
Acquisitions	(512)	(3,882)
Net withdrawals (deposits) of restricted funds and other	129	(21,483)

Net cash used in investing activities from continuing operations	(16,164)	(46,618)
Net cash provided by investing activities from discontinued operations	—	858

Net cash used in investing activities	(16,164)	(45,760)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	69,000
Payments of debt	(2,132)	(46,179)
Principal payments on capital leases	(6,581)	(5,888)
Early extinguishment of debt	(7,476)	—
Purchase of Company common stock	—	(36,606)
Proceeds from exercise of stock options	2,363	1,335
Excess tax benefits from share-based awards	—	1,324
Payments of dividends	(9,981)	(10,585)
Bank overdrafts and other	(13,658)	(7,829)

Net cash used in financing activities	(37,465)	(35,428)
Effect of foreign currency on cash and cash equivalents	(151)	(1,275)

Net increase (decrease) in cash and cash equivalents	87,574	(36,119)
Cash and cash equivalents at beginning of period	128,397	168,594

Cash and cash equivalents at end of period	$215,971	$132,475

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Outstanding	Common	Excess of	Accumulated	Comprehensive	Noncontrolling
	Shares	Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2008	249,472	$249,472	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Net income (loss)				34,530		(150)	34,380
Other comprehensive loss					(7,753)		(7,753)
Dividends declared on common stock ($.04 per share)			(10,045)				(10,045)
Employee share-based compensation earned			2,408				2,408
Stock option exercises	631	631	1,732				2,363
Restricted stock awards, net of forfeitures	830	830	(830)				—
Issuance of shares from treasury	11	11	123				134
Other			12			(102)	(90)

Balance at March 31, 2009	250,944	$250,944	$1,727,214	$(692,226)	$28,896	$(252)	$1,314,576

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
     Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket personalization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim unaudited condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
     We recorded several immaterial adjustments to correct errors related to prior accounting periods during the three months ended March 31, 2009. We do not believe these adjustments are quantitatively or qualitatively material to our condensed consolidated financial statements for the quarter ended March 31, 2009, nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $2.5 million and $1.5 million, respectively, for the three months ended March 31, 2009.
Use of Estimates in the Preparation of Financial Statements
     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K for the year ended December 31, 2008. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
Business Combinations
      In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. We will apply the provisions provided in SFAS 141(R) to all business combinations for which the acquisition date is on or after January 1, 2009 and certain future income tax effects related to our prior business combinations, should they arise. In these acquisitions, tangible and intangible assets acquired and liabilities assumed will be recorded at fair value and goodwill will be recognized for any difference between the price of the acquisition and our fair value determination.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of SFAS 160 on January 1, 2009. As a result, we have modified our condensed consolidated statement of operations, condensed consolidated balance sheet, condensed consolidated statement of cash flows, and condensed consolidated statement of stockholders’ equity to incorporate the required disclosure of noncontrolling interest information as required by SFAS 160.
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as ”non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral revenues held in trust” or “Deferred preneed cemetery revenues held in trust”, as appropriate. Additionally, we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care Trusts Corpus.”
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by SFAS 157 for all of our available-for-sale securities, see Note 4, 5, and 6.
     In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of FAS 157 for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a non-recurring basis as of January 1, 2009. As none of our non-financial assets or liabilities within the scope of FAS 157 experienced an event that required fair value measurement in the first quarter of 2009, our adoption for these assets and liabilities had no impact on our results of operations, consolidated financial position, or cash flows.
3. Recently Issued Accounting Standards
Other-Than-Temporary Impairments
     In April 2009, the FASB issued FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and 124-2), which modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The FSP is effective for us in the second quarter of 2009 and we are currently assessing the impact of adoption on our results of operations and consolidated financial position.

Interim Fair Value Disclosures
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The FSP is effective for us in the second quarter of 2009 and we will include additional disclosures as required.
Fair Value Measurements
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for us in the second quarter of 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on our results of operations, consolidated financial position, or cash flows.
4. Preneed Funeral Activities
     Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are defined as variable interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003 — an interpretation of ARB No. 51” (FIN46(R)). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 5 and 6 are also accounted for in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

     The table below sets forth the investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Deposits	$17,116	$20,912
Withdrawals	23,175	38,916
Purchases of available-for-sale securities	66,910	135,282
Sales of available-for-sale securities	65,061	100,720
Realized gains from sales of available-for-sale securities	984	20,799
Realized losses from sales of available-for-sale securities	(13,895)	(14,998)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$644,080	$636,712
Cash and cash equivalents	127,593	125,657
Insurance-backed fixed income securities	208,712	216,394
Receivables from customers	251,337	249,224
Unearned finance charge	(6,321)	(6,316)

	1,225,401	1,221,671
Allowance for cancellation	(31,803)	(29,979)

Preneed funeral receivables, net and trust investments	$1,193,598	$1,191,692

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at March 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	March 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$56,603	$1,065	$(6,119)	$51,549
Canadian government	95,865	901	(853)	95,913
Corporate	22,408	189	(359)	22,238
Mortgage-backed	17,645	835	(2)	18,478
Asset-backed	22	—	—	22
Equity securities:
Common stock	376,942	855	(125,030)	252,767
Mutual funds:
Equity	102,461	164	(38,010)	64,615
Fixed income	156,804	1,958	(29,714)	129,048
Private equity	15,875	1,520	(6,312)	11,083
Other	4,740	—	(2,835)	1,905

Trust investments	$849,365	$7,487	$(209,234)	$647,618

Less: Assets associated with businesses held for sale				(3,538)

				$644,080

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities include United States (U.S.) Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
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
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

March 31, 2009
Quoted
	Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable	Fair Market
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
(In thousands)
Trust investments	$446,430	$188,200	$12,988	$647,618
     The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Fair market value	$40,880	$37,865
Net unrealized (losses) gains included in Other comprehensive loss (1)	(5,616)	3,639
Net gains included in Other expense, net (2)	19	—
Purchases, sales, contributions, and distributions, net	(404)	(123)

Transfers out of Level 3	(21,891)	—

Fair market value	$12,988	$41,381

(1)	All gains (losses) recognized in Other comprehensive loss for funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other comprehensive loss to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All gains (losses) recognized in Other expense, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other expense, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

     Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at March 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$78,841
Due in one to five years	44,323
Due in five to ten years	38,235
Thereafter	26,801

$188,200

     Earnings from all trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $5.9 million and $11.2 million for the three months ended March 31, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses in Other expense, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other expense, net which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. In the first quarter of 2009, we recorded a $6.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.
     We have determined that the remaining unrealized losses in our funeral trust investments at March 31, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses.

5. Preneed Cemetery Activities
     Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are defined as variable interest entities pursuant to FIN46(R). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Deposits	$19,343	$25,301
Withdrawals	28,868	31,209
Purchases of available-for-sale securities	56,872	565,311
Sales of available-for-sale securities	53,662	104,268
Realized gains from sales of available-for-sale securities	1,039	11,455
Realized losses from sales of available-for-sale securities	(28,953)	(16,491)
     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$663,613	$659,149
Cash and cash equivalents	159,568	139,753
Receivables from customers	340,153	341,688
Unearned finance charges	(46,667)	(48,999)

	1,116,667	1,091,591
Allowance for cancellation	(28,890)	(28,639)

Preneed cemetery receivables, net and trust investments	$1,087,777	$1,062,952

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at March 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	March 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$56,543	$753	$(8,979)	$48,317
Canadian government	11,253	208	(10)	11,451
Corporate	8,252	206	(200)	8,258
Mortgage-backed	13,824	614	(4)	14,434
Equity securities:
Common stock	489,066	261	(157,092)	332,235

	March 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Mutual funds:
Equity	211,157	41	(77,272)	133,926
Fixed income	202,847	758	(51,067)	152,538
Private equity	8,272	363	(4,571)	4,064
Other	3,991	182	(3,259)	914

Trust investments	$1,005,205	$3,386	$(302,454)	$706,137

Less: Assets associated with businesses held for sale				(42,524)

				$663,613

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities included U.S. Treasury, Canadian government, corporate, and mortgage-backed fixed income securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.
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
     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

March 31, 2009
Quoted
	Market Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable Inputs	Fair Market
	(Level 1)	Inputs (Level 2)	(Level 3)	Value
(In thousands)
Trust investments	$618,699	$82,460	$4,978	$706,137

     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Fair market value	$31,837	$21,809
Net unrealized (losses) gains included in Other comprehensive loss (1)	(10,823)	3,183
Net realized gains included in Other expense, net (2)	18	—
Purchases, sales, contributions, and distributions, net	(461)	(221)
Transfers out of Level 3	(15,593)	—

Fair market value	$4,978	$24,771

(1)	All gains (losses) recognized in Other comprehensive loss for cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other comprehensive loss to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All gains (losses) recognized in Other expense, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other expense, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and receipts cemetery held in trust.
     Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at March 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$8,128
Due in one to five years	24,652
Due in five to ten years	24,106
Thereafter	25,574

$82,460

     Earnings from all trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized (losses) earnings (realized and unrealized) related to these trust investments were $(1.1) million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively.
      We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses in Other expense, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other expense, net which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. In the first quarter of 2009, we recorded a $9.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.
     We have determined that the remaining unrealized losses in our cemetery trust investments at March 31, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses.

6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are defined as variable interest entities pursuant to FIN46(R). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for in accordance with FIN46(R). We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Deposits	$5,367	$5,824
Withdrawals	9,145	5,177
Purchases of available-for-sale securities	44,847	58,785
Sales of available-for-sale securities	32,475	61,433
Realized gains from sales of available-for-sale securities	820	9,487
Realized losses from sales of available-for-sale securities	(11,521)	(12,993)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$610,170	$673,237
Cash and cash equivalents	87,365	71,521

Cemetery perpetual care trust investments	$697,535	$744,758

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at March 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	March 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$6,065	$973	$(1)	$7,037
Canadian government	22,156	363	(18)	22,501
Corporate	43,802	327	(7,019)	37,110
Mortgage-backed	3,057	151	(1)	3,207
Equity securities:
Preferred stock	7,292	—	(1,782)	5,510
Common stock	93,710	493	(18,660)	75,543
Mutual funds:
Equity	87,828	—	(23,887)	63,941
Fixed income	520,782	13	(120,643)	400,152
Private equity	19,495	1	(9,769)	9,727
Other	15,843	754	(10,635)	5,962

Cemetery perpetual care trust investments	$820,030	$3,075	$(192,415)	$630,690

Less: Assets associated with businesses held for sale				(20,520)

				$610,170

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in SFAS 157. Our investments classified as Level 1 securities include common stock and mutual funds.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities included U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities, all of which are classified within Level 2 of the SFAS 157 valuation hierarchy.

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
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

March 31, 2009
Quoted
	Market Prices	Significant	Significant
	in Active	Other Observable	Unobservable Inputs	Fair Market
	Markets (Level 1)	Inputs (Level 2)	(Level 3)	Value
(In thousands)
Trust investments	$539,636	$75,365	$15,689	$630,690
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Fair market value	$48,276	$32,644
Net unrealized (losses) gains included in Other comprehensive loss (1)	(22,007)	3,331
Net realized losses included in Other expense, net(2)	(5)	—
Purchases, sales, contributions, and distributions, net	(3,363)	(2,714)
Transfers out of Level 3	(7,212)	—

Fair market value	$15,689	$33,261

(1)	All gains (losses) recognized in Other comprehensive loss for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other comprehensive loss to our Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All gains (losses) recognized in Other expense, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other expense, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2009 to 2038. Maturities of fixed income securities at March 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$9,980
Due in one to five years	33,069
Due in five to ten years	11,407
Thereafter	15,399

$69,855

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $8.5 million and $9.8 million for the three months ended March 31, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses, in Other expense, net, and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other expense, net which reduces Care trusts’ corpus. See Note 7 to the condensed consolidated financial statements for further information related to our Care trusts’ corpus. In the first quarter of 2009, we recorded a $4.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.

     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments at March 31, 2009, are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses.
7. Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Funeral and Cemetery Receipts Held in Trust
     We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with FIN46(R). Although FIN46(R) requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability.
     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 are detailed below.

	March 31, 2009
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)
Trust investments, at market	$644,080	$663,613	$1,307,693
Cash and cash equivalents	127,593	159,568	287,161
Insurance-backed fixed income securities	208,712	—	208,712
Accrued trust operating payables, deferred tax assets, and other	18,228	27,059	45,287

Deferred preneed funeral and cemetery receipts held in trust	$998,613	$850,240	$1,848,853

	December 31, 2008
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)
Trust investments, at market	$636,712	$659,149	$1,295,861
Cash and cash equivalents	125,657	139,753	265,410
Insurance-backed fixed income securities	216,394	—	216,394
Accrued trust operating payables, deferred tax assets, and other	16,816	23,184	40,000

Deferred preneed funeral and cemetery receipts held in trust	$995,579	$822,086	$1,817,665

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses, deferred tax assets, and other long-term liabilities of our cemetery perpetual care trusts.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 are detailed below.

	March 31,	December 31,
	2009	2008
	(In thousands)
Trust investments, at market	$610,170	$673,237
Cash and cash equivalents	87,365	71,521
Accrued trust operating payables, deferred tax assets, and other	34,967	27,476

Care trusts’ corpus	$732,502	$772,234

Other Expense, Net
     The components of Other expense, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2009
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$984	$1,039	$820	$—	$2,843
Realized losses and impairment charges	(20,555)	(38,535)	(15,676)	—	(74,766)
Interest, dividend, and other ordinary income	1,686	5,471	12,377	—	19,534
Trust expenses and income taxes	(10)	1,241	(415)	—	816

Net trust investment loss	(17,895)	(30,784)	(2,894)	—	(51,573)
Reclassification to deferred preneed funeral and cemetery receipts held in trust	17,895	30,784	—	—	48,679
Reclassification to care trusts’ corpus	—	—	2,894	—	2,894

Total deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	17,895	30,784	2,894	—	51,573
Other expense, net	—	—	—	(1,546)	(1,546)

Total other expense, net	$—	$—	$—	$(1,546)	$(1,546)

	Three Months Ended March 31, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$20,799	$11,455	$9,487	$—	$41,741
Realized losses	(14,998)	(16,491)	(12,993)	—	(44,482)
Interest, dividend, and other ordinary income	5,385	4,236	8,386	—	18,007
Trust expenses and income taxes	(4,663)	(4,422)	(536)	—	(9,621)

Net trust investment income (loss)	6,523	(5,222)	4,344	—	5,645
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(6,523)	5,222	—	—	(1,301)
Reclassification to care trusts’ corpus	—	—	(4,344)	—	(4,344)

Total deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(6,523)	5,222	(4,344)	—	(5,645)
Other expense, net	—	—	—	(748)	(748)

Total other expense, net	$—	$—	$—	$(748)	$(748)

8. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as tax audit settlements, expiration of statute of limitations and increases or decreases in valuation allowances due to changes in projected future earnings. For the three months ended March 31, 2009 and 2008, our effective tax rate was 37.1% and 37.6%, respectively. The decrease in the effective tax rate is primarily due to lower Canadian statutory tax rates.
     We file numerous federal, state and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of the multi-jurisdictional audits will be settled by December 31, 2009, and if favorably resolved could result in a significant reduction in the amount of our unrecognized tax benefits.
9. Debt
     Debt as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
7.7% Notes due April 2009	$28,731	$28,731
7.875% Debentures due February 2013	55,627	55,627
7.375% Senior notes due October 2014	250,000	250,000
6.75% Notes due April 2015	192,750	200,000
6.75% Notes due April 2016	250,000	250,000
7.0% Notes due June 2017	298,000	300,000
7.625% Senior notes due October 2018	250,000	250,000
7.5% Notes due April 2027	200,000	200,000
Series B senior notes due November 2011	150,000	150,000
Obligations under capital leases	126,386	109,782
Mortgage notes and other debt, maturities through 2050	47,471	58,976
Unamortized pricing discounts and other	(4,398)	(4,608)

Total debt	$1,844,567	$1,848,508
Less current maturities	(55,897)	(27,104)

Total long-term debt	$1,788,670	$1,821,404

     Current maturities of debt at March 31, 2009 were primarily comprised of our 7.7% Notes due April 2009, convertible debentures, and capital lease obligations. Our consolidated debt had a weighted average interest rate of 6.50% at March 31, 2009 and 6.70% at December 31, 2008. Approximately 86% and 87% of our total debt had a fixed interest rate at March 31, 2009 and December 31, 2008, respectively.
Bank Credit Facility
     We entered into a five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit.

     The bank credit facility matures in November 2011. As of March 31, 2009, we have used the facility to support $52.7 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, maximum capital expenditure limitations, and certain cash distribution and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%.
Debt Extinguishments and Reductions
     In the first quarter of 2009, we purchased $7.3 million aggregate principal amount of our 6.75% Notes due April 2015 and $2.0 million aggregate principal amount of our 7.0% Notes due June 2017 on the open market. As a result of these transactions, we recognized a gain of $1.6 million recorded in Gain on early extinguishment of debt in the first quarter of 2009, which represents the write-off of unamortized deferred loan costs of $0.2 million and a $1.8 million discount on the purchase of the Notes.
     In the first quarter of 2008, we repaid $45.2 million aggregate principal amount of our 6.50% Notes due March 2008. There was no gain or loss recognized as a result of this repayment.
     Subsequent to March 31, 2009, we repaid the $28.7 million balance of our 7.7% Notes due April 2009. There was no gain or loss recognized as a result of this payment. In addition, we repaid $23.5 million of our 7.875% Debentures due February 2013, $12.5 million of our 6.75% Notes due April 2015, $4.5 million of our 6.75% Notes due April 2016, and $3.0 million of our 7.0% Notes due June 2017. As a result of these transactions, we will recognize a gain of approximately $1.2 million recorded in Gain on early extinguishment of debt in the second quarter of 2009.
Capital Leases
     During the three months ended March 31, 2009 and 2008, we acquired $11.2 million and $6.7 million, respectively, of transportation equipment using capital leases.
10. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of the grant. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2009:

Three Months Ended
Assumptions	March 31, 2009
Dividend yield	3.5%
Expected volatility	32.3%
Risk-free interest rate	1.8%
Expected holding period	5.0 years
Stock Options
     The following table sets forth stock option activity for the three months ended March 31, 2009:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2008	10,861,889	$7.77
Granted	3,995,080	4.19
Exercised	(631,000)	3.75
Canceled	(48,167)	7.85

Outstanding at March 31, 2009	14,177,802	$6.94

Exercisable at March 31, 2009	8,513,674	$7.38

     As of March 31, 2009, the unrecognized compensation expense related to stock options of $10.0 million is expected to be recognized over a weighted average period of 1.6 years.

Restricted Shares
     Restricted share activity for the three months ended March 31, 2009 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2008	591,941	$10.69
Granted	829,400	4.19
Vested	(301,300)	10.12

Nonvested restricted shares at March 31, 2009	1,120,041	$6.00

     As of March 31, 2009, the unrecognized compensation expense related to restricted stock of $6.1 million is expected to be recognized over a weighted average period of 1.7 years.
11. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
	(In thousands)
Balance at December 31, 2008	$36,649	$—	$36,649
Foreign currency translation effects	(7,753)	—	(7,753)
Increase in net unrealized losses associated with available-for-sale securities of the trusts	—	(35,680)	(35,680)
Reclassification of net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	—	35,680	35,680

Balance at March 31, 2009	$28,896	$—	$28,896

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
     Our components of comprehensive income are as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Comprehensive income:
Net income	$34,380	$41,519
Other comprehensive loss	(7,753)	(22,106)

Comprehensive income	$26,627	$19,413

     Cash Dividends

     On February 11, 2009, our Board of Directors approved a cash dividend of $.04 per common share. At March 31, 2009, this dividend totaling $10.0 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend was paid on April 30, 2009.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. We did not repurchase any shares of common stock in the three months ended March 31, 2009. In the three months ended March 31, 2008, we purchased 3.0 million shares of common stock at an aggregate cost of $36.6 million and an average cost per share of $12.16. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $123.4 million at March 31, 2009.
12. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)
Three months ended March 31,
Revenues from external customers:
2009	$364,909	$145,686	$510,595
2008	$405,579	$167,872	$573,451
Gross profit:
2009	$84,292	$15,828	$100,120
2008	$108,578	$29,019	$137,597
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Gross profit from reportable segments	$100,120	$137,597
General and administrative expenses	(21,786)	(25,075)
Gain (loss) on divestitures and impairment charges, net	7,230	(12,046)
Other operating expense, net	—	(1,106)

Operating income	85,564	99,370
Interest expense	(31,670)	(34,069)
Gain on early extinguishment of debt	1,610	—
Interest income	703	1,920
Other expense, net	(1,546)	(748)

Income from continuing operations before income taxes	$54,661	$66,473

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
	(In thousands)
Three months ended March 31,
Revenues from external customers:
2009	$467,476	$41,415	$1,704	$510,595
2008	$519,047	$52,441	$1,963	$573,451
Operating income:
2009	$82,616	$2,650	$298	$85,564
2008	$89,729	$9,408	$233	$99,370
13. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Merchandise revenues:
Funeral	$118,407	$134,221
Cemetery	91,861	108,432

Total merchandise revenues	210,268	242,653
Services revenues:
Funeral	234,713	259,511
Cemetery	45,159	51,050

Total services revenues	279,872	310,561

Other revenues	20,455	20,237

Total revenues	$510,595	$573,451

Merchandise costs and expenses:
Funeral	$62,003	$68,663
Cemetery	41,743	46,376

Total cost of merchandise	103,746	115,039
Services costs and expenses:
Funeral	103,483	112,057
Cemetery	25,494	27,179

Total cost of services	128,977	139,236

Overhead and other expenses	177,752	181,579

Total costs and expenses	$410,475	$435,854

14. Commitments and Contingencies
Representations and Warranties
     As of March 31, 2009, we have contingent obligations of $16.4 million (of which $8.4 million is reflected in our unaudited condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $21.8 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund third-party claims against these representations and warranties above the carrying value of the liability.

     In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation related to these indemnifications was €4.3 million, or $5.6 million at March 31, 2009.
     During the first quarter of 2009, we released certain value-added tax (VAT) indemnifications related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we reduced the litigation provision as a result of favorable court rulings. These transactions, after consideration of related foreign currency translation effects, resulted in a $14.1 million reduction of the carrying value of our obligation. This reduction was recorded in Gain (loss) on divestitures and impairment charges, net in the first quarter of 2009.
Litigation
     We are a party to various litigation matters, investigations, and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
     Conley Investment Counsel v. Service Corporation International, et al.; Civil Action 04-MD-1609; In the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al.; Cause No. CV-S-03-1561-HDM-PAL; in the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et al.; Cause No. CV-S-03-1392-LDG-LRL; in the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et al.; Cause No. 04-CV-20114; in the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and burial sites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. No discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.
     Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include the Valls and Garcia lawsuits described in the following paragraphs.
     Maria Valls, Pedro Valls, and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does ; Case No. 23693CA08; in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations on two occasions; however, the dismissals were without prejudice. Plaintiffs filed a third amended complaint and we again moved to dismiss the class action allegations. The court dismissed the class allegations with prejudice, and the plaintiffs have appealed the ruling. The appellate court has affirmed the dismissal of plaintiffs’ class action claims with prejudice. The plaintiffs are seeking monetary damages and have reserved the right to seek leave from the court to claim punitive damages. The plaintiffs are also seeking injunctive relief and we cannot quantify our ultimate liability, if any, for the payment of any damages.
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
     Funeral Regulations Lawsuits. We are named as a defendant in various lawsuits alleging violations of federal and state funeral related regulations and/or statutes, including the Sanchez lawsuit described in the following paragraph.
     Richard Sanchez et al v. Alderwoods Group, Inc. et al., was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs, and unspecified “injunctive and declaratory relief.” This case is substantially similar to the lawsuit styled Mary Louise Baudino, et al. v. Service Corporation International, et al., in which we prevailed as reported in our Form 10-K for the year ended December 31, 2008. We expect that the outcome of this case will be governed by the law applied in the Baudino lawsuit.
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
     In November 2008, the Magistrate Judge issued recommendations that motions for class certification be denied in both the Funeral Consumers Case and the Pioneer Valley Case. In March 2009, the District Court affirmed the Magistrate Judge’s recommendations and denied class certification.
     In April 2009, the District Court entered an agreed order dismissing the Pioneer Valley Case with prejudice, thereby ending the case. The Funeral Consumers Case is pending appeal.
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
     The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material adverse effect on us, our financial condition, results of operations, and cash flows.
15. Earnings Per Share
     Basic earnings per common share (EPS) excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common shares that then shared in our earnings.
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share amounts)
Amounts attributable to common stockholders:
Income from continuing operations:
Income from continuing operations — basic	$34,530	$41,504
After tax interest on convertible debt	13	13

Income from continuing operations — diluted	$34,543	$41,517

Income from discontinued operations, net of tax	$—	$15
Net income:
Net income — basic	$34,530	$41,519
After tax interest on convertible debt	13	13

Net income — diluted	$34,543	$41,532

Weighted average shares:
Weighted average shares — basic	250,134	261,475
Stock options	54	3,733
Convertible debt	121	121

Weighted average shares — diluted	250,309	265,329

Income from continuing operations per share:
Basic	$.14	$.16
Diluted	$.14	$.16

Net income per share:
Basic	$.14	$.16
Diluted	$.14	$.16

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Antidilutive options	12,102	920
Antidilutive convertible debentures	—	52

Total common stock equivalents excluded from computation	12,102	972

     We adopted the provision of FSP No. Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities”, on January 1, 2009. Our adoption had no material impact on our reported EPS as reflected in these unaudited condensed consolidated financial statements.
16. Divestiture-Related Activities
     As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gain (loss) on divestitures and impairment charges, net. Additionally, as divestitures occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

     Gain (loss) on divestitures and impairment charges, net consists of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Gain (loss) on divestitures, net	$10,865	$(9,075)
Impairment losses	(3,635)	(2,971)

	$7,230	$(12,046)

     In the first quarter of 2009, we recognized a $14.1 million gain due to the release of VAT indemnifications and a reduction of certain litigation indemnifications related to our former French operations. See Note 14 for further discussion of the indemnification liability.
Assets Held for Sale
     Net assets held for sale were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Assets:
Current assets	$1,311	$1,279
Preneed funeral receivables, net and trust investments	3,854	3,099
Preneed cemetery receivables, net and trust investments	47,691	49,985
Cemetery property	10,970	11,047
Property and equipment, at cost	1,566	1,386
Deferred charges and other assets	11,522	11,748
Cemetery perpetual care trust investments	20,520	20,247

Total assets	97,434	98,791

Liabilities:
Accounts payable and accrued liabilities	549	465
Deferred preneed funeral revenues	3,414	2,640
Deferred preneed cemetery revenues	49,155	51,730
Other liabilities	913	920
Care trusts’ corpus	20,520	20,247

Total liabilities	74,551	76,002

Net assets held for sale	$22,883	$22,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2009, we operated 1,286 funeral service locations and 365 cemeteries (including 207 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     We currently have approximately $123.4 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.3 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2009, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

Financial Condition, Liquidity and Capital Resources
Recent Volatility in Financial Markets
     The weakened economy has negatively impacted our cemetery property sales. In the first quarter of 2009, preneed and atneed cemetery property production declined 16.3%, which significantly decreased our cemetery revenue. See Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 for further discussion of risks presented by the weakening economy.
     Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. In the first quarter of 2009, we realized aggregate net losses of $40.8 million in our preneed funeral and cemetery merchandise and service trusts. In addition, we realized aggregate net losses of $10.7 million in our cemetery perpetual care trusts.
     As of March 31, 2009, we have net unrealized losses of $500.8 million in our preneed funeral and cemetery merchandise and service trusts, and net unrealized losses of $189.3 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 in Part I, Item 1, Financial Statements. At March 31, 2009, these net unrealized losses represented 26% of our original cost basis of $2.7 billion. As explained in “Critical Accounting Policies, Fair Value Measurements” in our 2008 annual report on Form 10-K, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. Therefore, the majority of these significant net unrealized losses are not reflected in our consolidated statement of operations for the three months ended March 31, 2009. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
Trust Investments
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
     Also, we are required by state or provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. The majority of states require that net gains or losses are retained and added to the corpus, but certain states allow the net realized gains and losses to be included in the income that is distributed.
     Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state regulations. All of the trustees engage the same independent investment advisor. The investment guidelines are governed by state and provincial legislation. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. Asset allocation is based on legislative guidelines and matched to the liability structure of each trust.
     The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets; (2) producing current income to support the specific objectives of each trust type; and (3) preserving capital within acceptable levels of volatility. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to minimize volatility through a combination of asset class, manager and security level diversification.

     The market values of our trust investments at March 31, 2009 are detailed below (in thousands).

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total
Fixed income securities:
U.S. Treasury	$51,549	$48,317	$99,866	$7,037	$106,903
Canadian government	95,913	11,451	107,364	22,501	129,865
Corporate	22,238	8,258	30,496	37,110	67,606
Mortgage-backed	18,478	14,434	32,912	3,207	36,119
Asset-backed	22	—	22	—	22
Equity securities:
Preferred stock	—	—	—	5,510	5,510
Common stock	252,767	332,235	585,002	75,543	660,545
Mutual funds:
Equity	64,615	133,926	198,541	63,941	262,482
Fixed income	129,048	152,538	281,586	400,152	681,738
Private equity	11,083	4,064	15,147	9,727	24,874
Other	1,905	914	2,819	5,962	8,781

	647,618	706,137	1,353,755	630,690	1,984,445

Assets associated with business held for sale	(3,538)	(42,524)	(46,062)	(20,520)	(66,582)
Cash and cash equivalents	127,593	159,568	287,161	87,365	374,526
Insurance-backed fixed income securities	208,712	—	208,712	—	208,712

Total trust assets	980,385	823,181	1,803,566	697,535	2,501,101

     As of the end of the quarter, 95% of our trusts were under the control and custody of four preferred trustees. The three large U.S. trustees primarily use Common Trust Fund structures as the investment vehicle for their trusts. Through the Common Trust Fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a Common Trust Fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to Alternative Investments, which are comprised primarily of Private Equity and Real Estate investments. These investments are structured as Limited Liability Companies (LLCs) and are managed by trustees. The trusts that are eligible to allocate a portion of their investments to Alternative Investments purchase units of the respective LLCs.
Fixed Income Securities
     Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The SCI trusts have direct investments primarily in government fixed income securities.
     Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid and small capitalization companies of different investment styles (i.e., growth, value, etc.). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in a style-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well diversified. As of March 31, 2009, the largest single equity position represented less than 1% of the total equity securities portfolio.

Mutual Funds
     The SCI trust funds employ institutional mutual funds where operationally or economically efficient. Institutional mutual funds are utilized to invest in various asset classes including US equities, non-US equities, convertible bonds, corporate bonds, government bonds, Treasury Inflation Protected Securities (TIPS), high yield bonds, Real Estate Investment Trusts (REITs), and commodities. The mutual funds are governed by guidelines outlined in their individual prospectuses.
Private Equity
     The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is accessed through limited liability companies (LLCs) established by certain preferred trustees. These two LLCs invest into numerous Limited Partnerships, including Private Equity, Fund of Funds, Distressed Debt, Real Estate and Mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investments.
Outlook for Trust Investments
     The trust fund income recognized from these investment assets continues to be volatile. During the recent economic downturn, the SCI trusts outperformed the broad market due to their diversified investment strategy. During the twelve months ended March 31, 2009, the Standards and Poor’s 500 index decreased approximately 38% and the combined SCI trusts decreased approximately 22%. As the capital markets begin to improve, the SCI trusts should participate in the recovery.
     SCI, its trustees and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $141.4 million in the first quarter of 2009. Our current cash and cash equivalents balance is approximately $125 million as of April 30, 2009. In addition, we have approximately $202.3 million in excess borrowing capacity under our revolving credit facility.
     Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2009, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2009 are as follows:

	Per credit
	agreement	Actual
Leverage ratio	4.25 (Max)	3.60
Interest coverage ratio	2.50 (Min)	3.60
     Our financial covenant requirements per our agreement become more restrictive over time. The future leverage and interest coverage ratios are as follows:

Leverage ratio (max)
2009	4.25
2010	3.75
Thereafter	3.50

Interest coverage ratio (min)
2009 thru June 2010	2.75
Thereafter	3.00

     We currently have no significant maturities of long-term debt until November 2011. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. However, given the current environment, interest rates on borrowings are significantly higher than levels experienced in recent history. We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will be adequate to meet our financial obligations over the next 12 months.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs. Set forth below is a reconciliation of net cash provided by operating activities excluding special items to our reported net cash provided by operating activities prepared in accordance with Generally Accepted Accounting Principles (GAAP). We believe this non-GAAP financial measure provides a consistent basis for comparison between periods and better reflects the performance of our core operations. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
Operating Activities

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net cash provided by operating activities, as reported	$141.4	$46.3
One-time Alderwoods transition and other costs	—	3.3
United States Federal transaction-related tax payment	—	90.0

Net cash provided by operating activities, excluding special items	$141.4	$139.6
     Net cash provided by operating activities, excluding special items, increased approximately $1.8 million in the first quarter of 2009 compared to the first quarter of 2008. We did experience declines in atneed customer cash receipts in both the funeral and cemetery segments related to the decrease in the number of deaths in our markets. However, customer collection rates related to our funeral and cemetery preneed contracts were strong. These preneed cash collections, coupled with a $28.2 million decrease in incentive compensation payments, a decrease in payroll cost of $9.5 million, and $8.0 million of lower variable merchandise costs resulted in operating cash flows that were in line with our expectations.
     Investing Activities — Net cash used in investing activities decreased $29.6 million in the first three months of 2009 compared to the first three months of 2008, primarily due to a $21.6 million decrease in deposits of restricted funds and a decrease of $5.7 million in capital expenditures.
     Financing Activities — Net cash used in financing activities increased by $2.1 million in the first three months of 2009 compared to the first three months of 2008, primarily due to net debt cash inflows in 2008, partially offset by share repurchases in 2008.
Financial Assurances
     In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the unaudited condensed consolidated balance sheet as Deferred preneed funeral revenues and Deferred preneed cemetery revenues. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Preneed funeral	$126.8	$130.6
Preneed cemetery:
Merchandise and service	126.5	132.4
Pre-construction	2.9	2.9

Bonds supporting preneed funeral and cemetery obligations	256.2	265.9

Bonds supporting preneed business permits	4.9	5.1
Other bonds	18.3	17.7

Total surety bonds outstanding	$279.4	$288.7

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2009 and 2008, we had $6.3 million and $7.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds because of lack of surety capacity or surety company non-performance.
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
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2009 and 2008.

	North America
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$38.2	$37.9

Sales production (number of contracts)	7,336	7,509

Maturities	$45.8	$56.5

Maturities (number of contracts)	11,558	12,289

Cemetery:
Sales production:
Preneed	$81.0	$90.0
Atneed	59.7	67.8

Total sales production	$140.7	$157.8

Sales production deferred to backlog:
Preneed	$33.2	$34.6
Atneed	46.4	51.1

Total sales production deferred to backlog	$79.6	$85.7

Revenue recognized from backlog:
Preneed	$30.6	$30.1
Atneed	45.3	48.7

Total revenue recognized from backlog	$75.9	$78.8

     Insurance-Funded Preneed Funeral Contracts: Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our unaudited condensed consolidated balance sheet.
     The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2009 and 2008, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$69.6	$68.8

Sales production (number of contracts)	11,959	11,593

General agency revenue	$11.8	$11.5

Maturities	$65.0	$67.8

Maturities (number of contracts)	12,071	13,612

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust, as of March 31, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2009
	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.00	1.20

	$1.59	$1.79
Allowance for cancellation on trust investments	(0.11)	(0.11)

Backlog of trust-funded deferred preneed funeral revenues	$1.48	$1.68
Backlog of insurance-funded preneed funeral revenues	3.35	3.35

Total backlog of preneed funeral revenues	$4.83	$5.03

Preneed funeral receivables and trust investments	$1.19	$1.39
Allowance for cancellation on trust investments	(0.09)	(0.09)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.10	$1.30
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.35	3.35

Total assets associated with backlog of preneed funeral revenues	$4.45	$4.65

Deferred preneed cemetery revenues	$0.80	$0.80
Deferred preneed cemetery receipts held in trust	0.85	1.15

	$1.65	$1.95

	March 31, 2009
	Market	Cost
	(Dollars in billions)
Allowance for cancellation on trust investments	(0.16)	(0.16)

Backlog of deferred cemetery revenues	$1.49	$1.79

Preneed cemetery receivables and trust investments	$1.09	$1.39
Allowance for cancellation on trust investments	(0.11)	(0.11)

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$0.98	$1.28

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
Results of Operations — Three Months Ended March 31, 2009 and 2008
Management Summary
     Key highlights in the first quarter of 2009 were as follows:
•	Funeral gross profit decreased $24.3 million or 22.4% as revenue declines driven by decreases in funeral services performed and trust fund income were partially offset by lower variable costs;

•	Cemetery gross profit decreased $13.2 million due to a decline in preneed cemetery property sales and lower trust fund income, partially offset by lower variable costs; and

•	Diluted earnings per share from continuing operations of $.14 in the first quarter of 2009 declined $.02 from the first quarter of 2008.
Results of Operations
     In the first quarter of 2009, we reported net income attributable to common stockholders of $34.5 million ($.14 per diluted share) compared to net income in the first quarter of 2008 of $41.5 million ($.16 per diluted share). These results were impacted by the following items:
•	a net after-tax gain on asset sales of $2.6 million in the first quarter of 2009, primarily due to the release of certain indemnification liabilities related to our former French operations, as compared to an after-tax loss on asset sales of $9.6 million in the first quarter of 2008;

•	an after-tax gain from the early extinguishment of debt of $1.0 million in the first quarter of 2009; and

•	an after-tax expense related to our acquisition and integration of Alderwoods of $0.7 million in the first quarter of 2008.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2009 and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2008 and ending March 31, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$363.2	$4.6	$1.1	$357.5
Cemetery revenue	145.7	1.8	0.3	143.6

	508.9	6.4	1.4	501.1
Germany revenue	1.7	—	—	1.7

Total revenue	$510.6	$6.4	$1.4	$502.8

North America Gross Profits
Funeral gross profits	$84.0	$(0.9)	$(0.8)	$85.7
Cemetery gross profits	15.8	0.5	—	15.3

	99.8	(0.4)	(0.8)	101.0
Germany gross profits	0.3	—	—	0.3

Total gross profits	100.1	(0.4)	(0.8)	101.3

		Less:
Three Months Ended		Results Associated
March 31, 2008	Consolidated	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$403.6	$4.8	$398.8
Cemetery revenue	167.9	0.9	167.0

	571.5	5.7	565.8
Germany revenue	2.0	—	2.0

Total revenue	$573.5	$5.7	$567.8

North America Gross Profits
Funeral gross profits	$108.4	$(0.1)	$108.5
Cemetery gross profits	29.0	(0.1)	29.1

	137.4	(0.2)	137.6
Germany gross profits	0.2	—	0.2

Total gross profits	$137.6	(0.2)	$137.8

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2009 and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$364.9	$405.6
Less: Consolidated GA revenue	11.8	11.5
Less: Other revenue	1.8	2.3

Adjusted consolidated funeral revenue	$351.3	$391.8

Consolidated funeral services performed	69,329	77,386
Consolidated average revenue per funeral service	$5,067	$5,063
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2009 and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$359.2	$400.8
Less: Comparable GA revenue	11.7	11.6
Less: Other revenue	1.8	2.3

Adjusted comparable funeral revenue	$345.7	$386.9

Comparable funeral services performed	67,851	76,445
Comparable average revenue per funeral service	$5,095	$5,061
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $364.9 million in the first quarter of 2009 compared to $405.6 million in the same period in 2008. This decrease is due to a 10.4% decline in funeral services performed, an unfavorable Canadian currency impact of $8.1 million, and $5.3 million in decreased trust fund income.
Funeral Services Performed
     Our consolidated funeral services performed decreased 10.4% in the first quarter of 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 11.2% in the first quarter of 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors and was due in part to a relatively mild influenza season compared to the first quarter of 2008 and an additional day due to a leap year in the prior year quarter. Our comparable cremation rate of 42.9% in the first quarter of 2009 increased from 41.0% in 2008, which resulted in lower revenues of approximately $4.7 million, or $70 per funeral service.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $4, or 0.1% in the first quarter of 2009 compared to the same period in 2008. Our comparable average revenue per funeral service increased $34, or 0.7%, in the first quarter of 2009 over the same period in 2008. Excluding an unfavorable Canadian currency impact of $8.1 million and decreased trust fund income, the comparable average revenue grew approximately 4%.

Funeral Gross Profit
     Consolidated funeral gross profits decreased $24.3 million in the first quarter of 2009 compared to same period in 2008. The consolidated gross margin percentage decreased to 23.1% from 26.8%. Comparable funeral gross profits decreased $22.7 million, or 20.9% when compared to the same period in 2008. This decrease is due to the impact of lower funeral services performed and a decrease in funeral trust fund income which were partially offset by lower variable merchandise costs and a decline in personnel costs related to work force initiatives.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $22.2 million, or 13.2%, in the first quarter of 2009 compared to the same period in 2008. Comparable cemetery revenues declined $23.4 million, or 14.0%, when compared with the same period in 2008. This decrease was primarily driven by a $10.5 million decline in comparable recognized preneed revenues which was in line with our expectations and continued to be impacted by negative consumer sentiment resulting from the difficult economic environment. Other revenue decreased $6.2 million as cemetery trust fund income recognized from our preneed merchandise and service trusts declined $5.5 million due to negative market returns experienced in late 2008 and early 2009.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $13.2 million, or 45.5%, in the first quarter of 2009 compared to the same period in 2008. Our consolidated cemetery gross margin percentage was 10.8% compared to 17.3% in the same period in 2008. These decreases reflect the revenue declines discussed above, which were partially offset by lower variable selling compensation expenses and a decline in personnel costs related to work force initiatives. The cemetery gross profit in the quarter exceeded our expectations as cost control initiatives helped to offset lower-than-expected atneed revenues due to a reduced number of deaths in our markets.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $21.8 million in the first quarter of 2009 compared to $25.1 million in the first quarter of 2008 primarily due to lower incentive compensation expense.
Gain (loss) on Divestitures and Impairment Charges, net
     We recognized a $7.2 million net pre-tax gain on divestitures and impairment in the first quarter of 2009. This gain was due to the release of VAT and litigation indemnifications related to our former French operations of $14.1 million, partially offset by losses from impairment charges and asset divestitures. In the first quarter of 2008, we recognized a $12.0 million net pretax loss from impairment charges and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense decreased to $31.7 million in the first quarter of 2009, compared to $34.1 million in the first quarter of 2008. The decrease was primarily attributable to the $45.2 million payment of our 6.50% Notes due March 2008 and a decrease in rates associated with our floating rate debt.
Gain on Early Extinguishment of Debt
     During 2009, we repaid $9.3 million of our 6.75% Notes due April 2015 and 7.00% Notes due June 2017. As a result of these transactions, we recognized a gain of $1.6 million, which represents the write-off of unamortized deferred loan costs of $0.2 million and a $1.8 million discount to early extinguish the debt.

Other Expense, Net
     Other expense, net was $1.5 million in the first quarter of 2009 compared to $0.7 million in the first quarter of 2008 primarily due to a $0.8 million increase in foreign exchange loss in 2009 compared to 2008 as a result of the decline in Canadian and Euro currencies.
Provision for Income Taxes
     The income tax rate was 37.1% in the first quarter of 2009 as compared to 37.6% in the first quarter of 2008.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 250.3 million in the first quarter of 2009, compared to 265.3 million in the first quarter of 2008, reflecting share repurchases under our Board-approved share repurchase program.
Critical Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Except as described below, our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Noncontrolling Interests
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of SFAS 160 on January 1, 2009. As a result, we have modified our condensed consolidated statement of operations, condensed consolidated balance sheet, condensed consolidated statement of cash flows, and condensed consolidated statement of stockholders’ equity to incorporate the required disclosure of noncontrolling interest information as required by SFAS 160.
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as ”non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral revenues held in trust” or “Deferred preneed cemetery revenues held in trust”, as appropriate. Additionally we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care Trusts Corpus”
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by SFAS 157 for all of our available-for-sale securities, see Notes 4, 5, and 6.
     In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of FAS 157 for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a nonrecurring basis as of January 1, 2009. As none of our non-financial assets or liabilities within the scope of FAS 157 experienced an event that required fair value measurement in the first quarter of 2009, our adoption of FAS 157 for these assets and liabilities had no impact on our results of operations, consolidated financial position, or cash flows.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas, and fuel oil), costs of other materials, employee-related costs or other factors.

•	Inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding funeral or burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	Amounts that we may be required to replenish into our affiliated funeral and cemetery trust funds in order to meet minimal funding requirements.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be released through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	The possibility that our credit agreement and privately placed debt securities may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Continued economic crisis and financial market declines could reduce future potential earnings and cash flows and could result in future goodwill impairment.

•	The weakening economy may cause customers to reassess preneed funeral or cemetery arrangements or decrease the amounts atneed customers are willing to pay or consider cremation as opposed to burial.

•	Changes in our funeral and cemetery trust funds, investments in equity securities, fixed income securities, and mutual funds could be significantly negatively impacted by the weakening economy.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2008 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marketable Equity and Debt Securities — Price Risk
     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
     Cost and market values as of March 31, 2009 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of recent volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2009. To address the material weakness described below, we performed additional review and analysis and other post-closing procedures to ensure that our income tax provision and related tax disclosures were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Based on the additional procedures performed, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in conformity with US GAAP.
Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts
     As reported in our Form 10-K as of December 31, 2008, we did not maintain effective internal control over financial reporting as of December 31, 2008 as a result of material weaknesses in accounting for income taxes. Specifically, we did not maintain effective controls over the completeness and accuracy of our quarterly and year-end tax provision calculations and related deferred income taxes and income taxes payable in accordance with U.S. GAAP.
     In response to the identified material weakness, our management, with oversight from our Audit Committee, has dedicated significant resources to enhance our internal control over financial reporting and to remedy the identified material weakness. However, this material weakness continues to exist as of March 31, 2009. Our management has implemented, or will implement, the remediation steps listed in Item 9A of our Annual Report on Form 10-K to enhance our internal controls over the calculation of our income tax provision and related balance sheet accounts.
     We believe these remediation steps, once implemented, will address the material weakness in our accounting for income taxes, and will enhance our internal control over financial reporting and our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 14 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 30, 2009, we issued 1,579 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of March 31, 2009, the aggregate purchases pursuant to our share repurchase program totaled $1.0 billion. As of March 31, 2009, the remaining dollar value of shares that may yet be purchased under our share repurchase program was approximately $123.4 million. No shares were repurchased in the first quarter of 2009.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

May 8, 2009	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Jeffrey I. Beason
Jeffrey I. Beason
Vice President and Corporate Controller (Chief Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.