Form 10-Q
period 2009-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2009-08-07
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 251,004,884 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements after a death has occurred.
Burial Vaults — A reinforced container intended to house and protect the casket before it is placed in the ground.
Cemetery Perpetual Care or Endowment Care Fund— A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity.
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
Maturity — When the underlying contracted service is performed or merchandise is delivered, typically at death. This is the point at which preneed contracts are converted to atneed contracts (note — delivery of certain merchandise and services can occur prior to death).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$513,949	$548,782	$1,024,544	$1,122,233
Costs and expenses	(412,124)	(441,621)	(822,599)	(877,475)

Gross profit	101,825	107,161	201,945	244,758
General and administrative expenses	(26,466)	(21,655)	(48,252)	(46,730)
(Loss) gain on divestitures and impairment charges, net	(6,289)	(3,858)	941	(15,904)
Other operating income, net	—	1,691	—	585

Operating income	69,070	83,339	154,634	182,709
Interest expense	(32,386)	(33,311)	(64,056)	(67,380)
Gain on early extinguishment of debt	1,830	—	3,440	—
Interest income	585	1,454	1,288	3,374
Other income (expense), net	803	687	(743)	(61)

Income from continuing operations before income taxes	39,902	52,169	94,563	118,642
Provision for income taxes	(16,322)	(20,395)	(36,603)	(45,364)

Income from continuing operations	23,580	31,774	57,960	73,278
Loss from discontinued operations (net of income tax benefit of $0, $195, $0, and $195, respectively)	—	(377)	—	(362)

Net income	23,580	31,397	57,960	72,916
Net income attributable to noncontrolling interests	(476)	—	(326)	—

Net income attributable to common stockholders	$23,104	$31,397	$57,634	$72,916

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$.09	$.12	$.23	$.28
Net income attributable to common stockholders	$.09	$.12	$.23	$.28
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$.09	$.12	$.23	$.28
Net income attributable to common stockholders	$.09	$.12	$.23	$.28
Basic weighted average number of shares	250,977	259,655	250,461	260,565

Diluted weighted average number of shares	251,130	263,132	250,672	264,228

Dividends declared per share	$.04	$.04	$.08	$.08

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$170,389	$128,397
Receivables, net	74,949	96,145
Inventories	31,111	31,603
Deferred tax asset	79,571	79,571
Current assets held for sale	1,397	1,279
Other	29,955	18,515

Total current assets	387,372	355,510

Preneed funeral receivables, net and trust investments	1,250,633	1,191,692
Preneed cemetery receivables, net and trust investments	1,186,044	1,062,952
Cemetery property, at cost	1,457,823	1,458,981
Property and equipment, net	1,549,955	1,567,875
Non-current assets held for sale	100,375	97,512
Goodwill	1,171,695	1,178,969
Deferred charges and other assets	363,294	452,634
Cemetery perpetual care trust investments	767,740	744,758

	$8,234,931	$8,110,883

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$288,823	$294,859
Current maturities of long-term debt	27,971	27,104
Current liabilities held for sale	659	465
Income taxes	2,092	4,354

Total current liabilities	319,545	326,782

Long-term debt	1,727,092	1,821,404
Deferred preneed funeral revenues	594,679	588,198
Deferred preneed cemetery revenues	811,496	771,117
Deferred income taxes	319,374	288,677
Non-current liabilities held for sale	76,397	75,537
Other liabilities	321,704	356,090
Deferred preneed funeral and cemetery receipts held in trust	1,936,470	1,817,665
Care trusts’ corpus	767,981	772,234
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 251,414,517, and 249,953,075 shares issued, respectively, 251,004,884 and 249,472,075 shares outstanding, respectively	251,005	249,472
Capital in excess of par value	1,720,182	1,733,814
Accumulated deficit	(669,122)	(726,756)
Accumulated other comprehensive income	57,907	36,649

Total common stockholders’ equity	1,359,972	1,293,179
Noncontrolling interests	221	—

Total stockholders’ equity	1,360,193	1,293,179

	$8,234,931	$8,110,883

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$57,960	$72,916
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	362
Gain on early extinguishment of debt	(3,440)	—
Depreciation and amortization	55,438	55,675
Amortization of intangible assets	10,855	12,333
Amortization of cemetery property	13,940	16,526
Amortization of loan costs	1,694	1,863
Provision for doubtful accounts	5,905	3,915
Provision for deferred income taxes	32,924	28,079
(Gain) loss on divestitures and impairment charges, net	(941)	15,904
Share-based compensation	5,168	5,256
Excess tax benefits from share-based awards	—	(2,170)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	12,642	6,484
Decrease (increase) in other assets	9,183	(10,069)
Increase (decrease) in payables and other liabilities	4,105	(128,320)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	11,019	15,098
Increase in deferred preneed funeral revenue	4,752	20,836
Decrease in deferred preneed funeral receipts held in trust	(15,838)	(24,640)
Effect of cemetery production and maturities:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(5,369)	24,206
Increase in deferred preneed cemetery revenue	20,794	20,421
Decrease in deferred preneed cemetery receipts held in trust	(9,673)	(17,578)
Other	—	(585)

Net cash provided by operating activities	211,118	116,512
Cash flows from investing activities:
Capital expenditures	(42,470)	(68,035)
Proceeds from divestitures and sales of property and equipment, net	14,788	12,831
Acquisitions	(219)	(7,871)
Net withdrawals (deposits) of restricted funds and other	129	(21,477)

Net cash used in investing activities from continuing operations	(27,772)	(84,552)
Net cash provided by investing activities from discontinued operations	—	858

Net cash used in investing activities	(27,772)	(83,694)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	72,000
Payments of debt	(101,229)	(54,367)
Principal payments on capital leases	(13,045)	(12,013)
Purchase of Company common stock	—	(79,470)
Proceeds from exercise of stock options	2,363	3,596
Excess tax benefits from share-based awards	—	2,170
Payments of dividends	(20,020)	(20,879)
Bank overdrafts and other	(13,394)	(6,714)

Net cash used in financing activities	(145,325)	(95,677)
Effect of foreign currency on cash and cash equivalents	3,971	(1,035)

Net increase (decrease) in cash and cash equivalents	41,992	(63,894)
Cash and cash equivalents at beginning of period	128,397	168,594

Cash and cash equivalents at end of period	$170,389	$104,700

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Outstanding	Common	Excess of	Accumulated	Comprehensive	Noncontrolling
	Shares	Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2008	249,472	$249,472	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Net income				57,634		326	57,960
Other comprehensive income					21,258		21,258
Dividends declared on common stock ($.08 per share)			(20,085)				(20,085)
Employee share-based compensation earned			5,168				5,168
Stock option exercises	631	631	1,732				2,363
Restricted stock awards, net of forfeitures	830	830	(830)				—
Issuance of shares from treasury	72	72	383				455
Other						(105)	(105)

Balance at June 30, 2009	251,005	$251,005	$1,720,182	$(669,122)	$57,907	$221	$1,360,193

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
     We recorded several immaterial adjustments to correct errors related to prior accounting periods during the three and six months ended June 30, 2009. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $5.4 million and $3.2 million, respectively, for the three months ended June 30, 2009. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $7.4 million and $4.5 million, respectively, for the six months ended June 30, 2009. We do not believe these adjustments are qualitatively material to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009, nor are they quantitatively or qualitatively material to our expected 2009 annual financial results. Additionally, such items are not quantitatively or qualitatively material to any of our prior annual or quarterly financial statements.
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
Business Combinations
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS)

No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. Subsequently, on April 1, 2009, the FASB issued FASB Staff Position No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP SFAS 141(R)-1), which amends and clarifies the previous statement in certain aspects of its guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Per FASB guidance, we will apply the provisions provided in both SFAS 141(R) and FSP SFAS 141(R)-1 to all business combinations for which the acquisition date is on or after January 1, 2009 and certain future income tax effects related to our prior business combinations, should they arise. In these acquisitions, tangible and intangible assets acquired and liabilities assumed will be recorded at fair value and goodwill will be recognized for any difference between the price of the acquisition and our fair value determination.
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
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. Additionally, we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care trusts’ corpus”.
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
     In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP SFAS 157-2 provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a non-recurring basis as of January 1, 2009. As none of our non-financial assets or liabilities within the scope of SFAS 157 experienced an event that required fair value measurement in the first half of 2009, our adoption for these assets and liabilities has had no impact on our results of operations, consolidated financial position, or cash flows.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets recognized as of or acquired subsequent to January 1, 2009. Our adoption of FSP 142-3 did not impact our unaudited condensed consolidated financial statements.
3. Recently Issued Accounting Standards
Other-Than-Temporary Impairments
     In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2), which modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. In addition, the SEC issued Staff Accounting Bulletin (SAB) No. 111, “Other Than Temporary Impairments of Certain Investments in Debt and Equity Securities (Topic 5 M.)” (SAB 111), which modified the SEC’s rules related to other-than-temporary impairment to conform to the FSP. The FSP and SAB are effective for us in the second quarter of 2009. Our second quarter 2009 adoption of FSP SFAS 115-2 and SAB 111 did not have a material impact on our results of operations, consolidated financial position, or cash flows; however, we have included additional disclosures, as required, regarding our other-than-temporary impairments. See Notes 4, 5, and 6.
Interim Fair Value Disclosures
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP SFAS 107-1), which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The FSP is effective for us in the second quarter of 2009 and we have included additional disclosures as required.
Fair Value Measurements
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for us in the second quarter of 2009. The adoption of FSP SFAS 157-4 did not have a material impact on our results of operations, consolidated financial position, or cash flows.
Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for us in the second quarter of 2009. We adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through August 6, 2009. SFAS 165 did not have an impact on our unaudited condensed consolidated financial statements.

Variable Interest Entities
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provision of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, “ (FIN46(R)) as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of FIN46(R), including those in which the accounting and disclosures under FIN46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for us on January 1, 2010, and we are still assessing the impact on our unaudited condensed consolidated financial statements.
Accounting Standards Codification and Hierarchy
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. We expect to adopt SFAS 168 during the three months ended September 30, 2009 and it will not have an impact on our unaudited condensed consolidated financial statements.
4. Preneed Funeral Activities
     Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are defined as variable interest entities pursuant to FIN46(R). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 5 and 6 are also accounted for in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$23,271	$23,860	$40,387	$44,772
Withdrawals	30,766	31,595	53,941	70,511
Purchases of available-for-sale securities	63,574	55,105	130,484	190,387
Sales of available-for-sale securities	110,484	134,117	175,545	234,837
Realized gains from sales of available-for-sale securities	5,056	9,510	7,358	30,309
Realized losses from sales of available-for-sale securities	(15,455)	(11,892)	(41,193)	(26,890)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Trust investments at market	$659,405	$636,712
Cash and cash equivalents	165,181	125,657
Insurance-backed fixed income securities	207,890	216,394
Receivables from customers	256,077	249,224
Unearned finance charge	(6,303)	(6,316)

	1,282,250	1,221,671
Allowance for cancellation	(31,617)	(29,979)

Preneed funeral receivables, net and trust investments	$1,250,633	$1,191,692

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at June 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	June 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$34,215	$626	$(422)	$34,419
Canadian government	82,384	982	(146)	83,220
Corporate	30,153	432	(112)	30,473
Mortgage-backed	5,346	51	(17)	5,380
Asset-backed	147	3	—	150
Equity securities:
Common stock (based on investment objectives):
Growth	150,361	12,019	(26,799)	135,581
Value	166,106	7,240	(32,025)	141,321
Mutual funds:
Equity	126,267	1,390	(49,186)	78,471
Fixed income	170,853	1,868	(32,510)	140,211
Private equity	19,035	1,360	(9,378)	11,017
Other	4,842	93	(3,606)	1,329

Trust investments	$789,709	$26,064	$(154,201)	$661,572

Less: Assets associated with businesses held for sale				(2,167)

				$659,405

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$61,907	$569	$(17,533)	$44,943
Canadian government	86,216	951	(828)	86,339
Corporate	21,144	106	(670)	20,580
Mortgage-backed	26,230	233	(7,728)	18,735
Asset-backed	20	—	—	20
Equity securities:
Common stock (based on investment objectives):
Growth	158,337	1,497	(47,427)	112,407
Value	184,807	1,747	(55,355)	131,199
Mutual funds:
Equity	98,499	691	(33,276)	65,914
Fixed income	156,393	2,475	(40,380)	118,488
Private equity	18,597	1,872	(6,717)	13,752
Other	29,261	825	(2,958)	27,128

Trust investments	$841,411	$10,966	$(212,872)	$639,505

Less: Assets associated with businesses held for sale				(2,793)

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
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include United States (U.S.) Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities. Our private equity and other investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted
	Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable	Fair Market
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
	(In thousands)
Trust investments at June 30, 2009	$495,584	$153,642	$12,346	$661,572
Trust investments at December 31, 2008	$428,008	$170,617	$40,880	$639,505
     The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$12,988	$41,381	$40,880	$37,865
Net unrealized (losses) gains included in Other comprehensive income (1)	(1,594)	5,610	(7,210)	9,249
Net gains included in Other income (expense), net (2)	—	—	19	—
Purchases, sales, contributions, and distributions, net	952	89	548	(34)
Transfers out of Level 3	—	—	(21,891)	—

Fair market value, ending balance	$12,346	$47,080	$12,346	$47,080

(1)	All (losses) gains recognized in Other comprehensive income for funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All gains recognized in Other income (expense), net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at June 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$73,222
Due in one to five years	36,993
Due in five to ten years	32,100
Thereafter	11,327

$153,642

     Earnings from all trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our trust investments were $5.0 million and $9.9 million for the three months ended June 30, 2009 and 2008, respectively. Recognized earnings (realized and unrealized) related to our trust investments were $10.9 million and $21.1 million for the six months ended June 30, 2009 and 2008, respectively.

     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $3.7 million and $10.4 million for the three and six months ended June 30, 2009, respectively. We did not record an impairment charge in the first half of 2008.
     We have determined that the remaining unrealized losses in our funeral trust investments at June 30, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of June 30, 2009 are shown in the following table:

	June 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$13,784	$(406)	$342	$(16)	$14,126	$(422)
Canadian government	6,735	(146)	—	—	6,735	(146)
Corporate	4,546	(109)	323	(3)	4,869	(112)
Mortgage-backed	2,696	(13)	460	(4)	3,156	(17)
Equity securities:
Common stock (based on investment objectives):
Growth	57,238	(16,308)	16,072	(10,491)	73,310	(26,799)
Value	70,315	(19,338)	29,091	(12,687)	99,406	(32,025)
Mutual funds:
Equity	52,806	(38,397)	16,778	(10,789)	69,584	(49,186)
Fixed income	74,203	(31,009)	6,234	(1,501)	80,437	(32,510)
Private equity	5,856	(1,154)	13,849	(8,224)	19,705	(9,378)
Other	1,824	(359)	3,895	(3,247)	5,719	(3,606)

Total temporarily impaired securities	$290,003	$(107,239)	$87,044	$(46,962)	$377,047	$(154,201)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$18,750	$(7,944)	$15,513	$(9,589)	$34,263	$(17,533)
Canadian government	19,711	(828)	—	—	19,711	(828)
Corporate	9,751	(453)	411	(217)	10,162	(670)
Mortgage-backed	8,118	(3,495)	6,925	(4,233)	15,043	(7,728)
Equity securities:
Common stock (based on investment objectives):
Growth	57,436	(24,296)	41,992	(23,131)	99,428	(47,427)
Value	67,038	(28,356)	49,011	(26,999)	116,049	(55,355)
Mutual funds:
Equity	33,709	(15,589)	27,181	(17,687)	60,890	(33,276)
Fixed income	43,432	(19,348)	33,975	(21,032)	77,407	(40,380)
Private equity	1,608	(691)	12,850	(6,026)	14,458	(6,717)
Other	709	(304)	5,659	(2,654)	6,368	(2,958)

Total temporarily impaired securities	$260,262	$(101,304)	$193,517	$(111,568)	$453,779	$(212,872)

5. Preneed Cemetery Activities
     Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are defined as variable interest entities pursuant to FIN46(R). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for in accordance with FIN46(R). When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$24,320	$30,011	$43,663	$55,312
Withdrawals	24,990	41,530	53,858	72,739
Purchases of available-for-sale securities	127,443	69,366	184,315	634,677
Sales of available-for-sale securities	94,259	143,073	147,921	247,341
Realized gains from sales of available-for-sale securities	4,902	11,959	6,030	23,414
Realized losses from sales of available-for-sale securities	(16,616)	(13,320)	(39,330)	(29,811)
     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$770,379	$659,149
Cash and cash equivalents	136,194	139,753
Receivables from customers	355,149	341,688
Unearned finance charges	(45,653)	(48,999)

	1,216,069	1,091,591
Allowance for cancellation	(30,025)	(28,639)

Preneed cemetery receivables, net and trust investments	$1,186,044	$1,062,952

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at June 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	June 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$46,089	$600	$(1,028)	$45,661
Canadian government	13,715	177	(39)	13,853
Corporate	8,523	317	(59)	8,781
Mortgage-backed	14,072	14	(69)	14,017
Equity securities:
Common stock (based on investment objectives):
Growth	210,984	15,230	(35,648)	190,566
Value	244,771	9,060	(41,436)	212,395
Mutual funds:
Equity	258,106	888	(89,342)	169,652
Fixed income	195,882	1,236	(41,383)	155,735
Private equity	10,519	30	(6,564)	3,985
Other	4,647	11	(3,255)	1,403

Trust investments	$1,007,308	$27,563	$(218,823)	$816,048

Less: Assets associated with businesses held for sale				(45,669)

				$770,379

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$60,699	$139	$(19,146)	$41,692
Canadian government	11,949	466	—	12,415
Corporate	9,726	130	(520)	9,336
Mortgage-backed	21,832	50	(6,867)	15,015
Equity securities:
Common stock (based on investment objectives):
Growth	194,429	544	(57,876)	137,097
Value	262,819	735	(78,233)	185,321
Mutual funds:
Equity	203,032	480	(67,330)	136,182
Fixed income	189,492	952	(55,452)	134,992
Private equity	11,795	678	(3,538)	8,935
Other	25,154	533	(2,785)	22,902

Trust investments	$990,927	$4,707	$(291,747)	$703,887

Less: Assets associated with businesses held for sale				(44,738)

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

     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, and mortgage-backed fixed income securities. Our private equity and other investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted
	Market Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable Inputs	Fair Market
	(Level 1)	Inputs (Level 2)	(Level 3)	Value
	(In thousands)
Trust investments at June 30, 2009	$728,348	$82,312	$5,388	$816,048
Trust investments at December 31, 2008	$593,592	$78,458	$31,837	$703,887
     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$4,978	$24,771	$31,837	$21,809
Net unrealized (losses) gains included in Other comprehensive income (1)	(620)	528	(11,443)	3,711
Net realized gains included in Other income (expense), net (2)	—	—	18	—
Purchases, sales, contributions, and distributions, net	1,030	(1,044)	569	(1,265)
Transfers out of Level 3	—	—	(15,593)	—

Fair market value, ending balance	$5,388	$24,255	$5,388	$24,255

(1)	All (losses) gains recognized in Other comprehensive income for cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All gains recognized in Other income (expense), net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and receipts cemetery held in trust.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at June 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$688
Due in one to five years	30,664
Due in five to ten years	26,258
Thereafter	24,702

$82,312

     Earnings from all trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our trust investments were $2.9 million and $5.1 million for the three months ended June 30, 2009 and 2008, respectively. Recognized earnings (realized and unrealized) related to our trust investments were $1.8 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $3.3 million and $12.9 million for the three and six months ended June 30, 2009, respectively. We did not record an impairment charge in the first half of 2008.
     We have determined that the remaining unrealized losses in our cemetery trust investments at June 30, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of June 30, 2009 are shown in the following table:

	June 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$28,737	$(992)	$560	$(36)	$29,297	$(1,028)
Foreign government	4,247	(39)	—	—	4,247	(39)
Corporate	833	(59)	—	—	833	(59)
Mortgage-backed	5,542	(47)	2,051	(22)	7,593	(69)
Equity securities:
Common stock (based on investment objectives):
Growth	77,025	(20,536)	17,601	(15,112)	94,626	(35,648)
Value	101,080	(29,561)	32,667	(11,875)	133,747	(41,436)
Mutual funds:
Equity	107,560	(59,843)	36,213	(29,499)	143,773	(89,342)
Fixed income	91,202	(35,146)	22,701	(6,237)	113,903	(41,383)
Private equity	10,339	(1,373)	9,519	(5,191)	19,858	(6,564)
Other	3,390	(466)	3,083	(2,789)	6,473	(3,255)

Total temporarily impaired securities	$429,955	$(148,062)	$124,395	$(70,761)	$554,350	$(218,823)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$34,817	$(15,637)	$5,757	$(3,509)	$40,574	$(19,146)
Corporate	4,204	(435)	113	(85)	4,317	(520)
Mortgage-backed	12,491	(5,610)	2,066	(1,257)	14,557	(6,867)
Equity securities:
Common stock (based on investment objectives):
Growth	113,100	(50,671)	18,104	(7,205)	131,204	(57,876)
Value	152,885	(68,495)	24,471	(9,738)	177,356	(78,233)
Mutual funds:
Equity	101,895	(46,405)	29,282	(20,925)	131,177	(67,330)
Fixed income	100,882	(46,308)	15,045	(9,144)	115,927	(55,452)
Private equity	660	(231)	7,536	(3,307)	8,196	(3,538)
Other	519	(182)	5,933	(2,603)	6,452	(2,785)

Total temporarily impaired securities	$521,453	$(233,974)	$108,307	$(57,773)	$629,760	$(291,747)

6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are defined as variable interest entities pursuant to FIN46(R). In accordance with FIN46(R), we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for in accordance with FIN46(R). We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$5,963	$6,111	$11,330	$11,935
Withdrawals	5,962	9,280	15,107	14,457
Purchases of available-for-sale securities	59,396	58,293	104,243	117,078
Sales of available-for-sale securities	36,520	64,464	68,995	125,897
Realized gains from sales of available-for-sale securities	2,905	865	3,724	10,352
Realized losses from sales of available-for-sale securities	(1,508)	(638)	(11,121)	(13,631)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$686,542	$673,237
Cash and cash equivalents	81,198	71,521

Cemetery perpetual care trust investments	$767,740	$744,758

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at June 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	June 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,065	$843	$(120)	$5,788
Canadian government	24,002	300	(69)	24,233
Corporate	39,504	1,364	(2,220)	38,648
Mortgage-backed	3,243	14	(15)	3,242
Equity securities:
Preferred stock	5,609	1,133	(617)	6,125
Common stock (based on investment objectives):
Growth	3,301	169	(588)	2,882
Value	115,985	3,050	(31,062)	87,973
Mutual funds:
Equity	110,214	263	(31,624)	78,853
Fixed income	493,975	588	(50,186)	444,377
Private equity	21,678	287	(13,917)	8,048
Other	16,122	841	(10,614)	6,349

Cemetery perpetual care trust investments	$838,698	$8,852	$(141,032)	$706,518

Less: Assets associated with businesses held for sale				(19,976)

				$686,542

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,805	$769	$(808)	$5,766
Canadian government	20,837	773	—	21,610
Corporate	42,139	202	(5,079)	37,262
Mortgage-backed	4,376	1	(835)	3,542
Equity securities:
Preferred stock	5,558	1	(1,186)	4,373
Common stock (based on investment objectives):
Growth	5,744	70	(1,200)	4,614
Value	106,709	1,303	(22,287)	85,725
Mutual funds:
Equity	90,044	25	(20,931)	69,138
Fixed income	519,132	233	(106,187)	413,178
Private equity	20,561	668	(2,812)	18,417
Other	32,482	816	(3,439)	29,859

Cemetery perpetual care trust investments	$853,387	$4,861	$(164,764)	$693,484

Less: Assets associated with businesses held for sale				(20,247)

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
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted
	Market Prices	Significant	Significant
	in Active	Other Observable	Unobservable Inputs	Fair Market
	Markets (Level 1)	Inputs (Level 2)	(Level 3)	Value
	(In thousands)
Trust investments at June 30, 2009	$614,085	$78,036	$14,397	$706,518
Trust investments at December 31, 2008	$572,655	$72,553	$48,276	$693,484
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$15,689	$33,261	$48,276	$32,644
Net unrealized (losses) gains included in Other comprehensive income (1)	(6,712)	1,770	(28,719)	5,101
Net realized losses included in Other income (expense), net (2)	—	—	(5)	—
Purchases, sales, contributions, and distributions, net	5,420	(1,712)	2,057	(4,426)
Transfers out of Level 3	—	—	(7,212)	—

Fair market value, ending balance	$14,397	$33,319	$14,397	$33,319

(1)	All (losses) gains recognized in Other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other comprehensive income to our Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at June 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$2,473
Due in one to five years	36,575
Due in five to ten years	17,322
Thereafter	15,541

$71,911

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.6 million and $10.2 million for the three months ended June 30, 2009 and 2008, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $18.1 million and $20.0 million for the six months ended June 30, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges, resulting from this assessment, are recognized as investment losses, in Other income (expense), net, and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $1.7 million and $5.9 million for the three and six months ended June 30, 2009, respectively. We did not record an impairment charge in the first half of 2008.
     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments at June 30, 2009, are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of June 30, 2009 are shown in the following table:

	June 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,192	$(120)	$—	$—	$2,192	$(120)
Foreign government	7,296	(69)	—	—	7,296	(69)
Corporate	13,248	(1,868)	1,852	(352)	15,100	(2,220)
Mortgage-backed	1,262	(10)	546	(5)	1,808	(15)
Equity securities:
Preferred stock	350	(10)	1,268	(607)	1,618	(617)
Common stock (based on investment objectives):
Growth	2,075	(559)	65	(29)	2,140	(588)
Value	49,858	(23,626)	13,752	(7,436)	63,610	(31,062)
Mutual funds:
Equity	59,925	(21,302)	16,438	(10,322)	76,363	(31,624)
Fixed income	304,364	(35,138)	125,950	(15,048)	430,314	(50,186)
Private equity	5,534	(3,741)	10,370	(10,176)	15,904	(13,917)
Other	3,900	(2,636)	7,293	(7,978)	11,193	(10,614)

Total temporarily impaired securities	$450,004	$(89,079)	$177,534	$(51,953)	$627,538	$(141,032)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,729	$(435)	$1,358	$(373)	$4,087	$(808)
Corporate	17,224	(2,997)	9,932	(2,082)	27,156	(5,079)
Mortgage-backed	1,705	(410)	1,507	(425)	3,212	(835)
Equity securities:
Preferred stock	2,335	(562)	2,085	(624)	4,420	(1,186)
Common stock (based on investment objectives):
Growth	2,486	(661)	1,905	(539)	4,391	(1,200)
Value	46,190	(12,276)	35,387	(10,011)	81,577	(22,287)
Mutual funds:
Equity	40,611	(11,959)	28,635	(8,972)	69,246	(20,931)
Fixed income	231,564	(53,735)	182,207	(52,452)	413,771	(106,187)
Private equity	8,764	(1,564)	4,760	(1,248)	13,524	(2,812)
Other	10,716	(1,912)	5,822	(1,527)	16,538	(3,439)

Total temporarily impaired securities	$364,324	$(86,511)	$273,598	$(78,253)	$637,922	$(164,764)

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

     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 are detailed below.

	June 30, 2009
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)
Trust investments, at market	$659,405	$770,379	$1,429,784
Cash and cash equivalents	165,181	136,194	301,375
Insurance-backed fixed income securities	207,890	—	207,890
Accrued trust operating payables, deferred tax assets, and other	(1,018)	(1,561)	(2,579)

Deferred preneed funeral and cemetery receipts held in trust	$1,031,458	$905,012	$1,936,470

	December 31, 2008
	Preneed	Preneed
	Funeral	Cemetery	Total
	(In thousands)
Trust investments, at market	$636,712	$659,149	$1,295,861
Cash and cash equivalents	125,657	139,753	265,410
Insurance-backed fixed income securities	216,394	—	216,394
Accrued trust operating payables, deferred tax assets, and other	16,816	23,184	40,000

Deferred preneed funeral and cemetery receipts held in trust	$995,579	$822,086	$1,817,665

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses, deferred tax assets, and other long-term liabilities of our cemetery perpetual care trusts.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 are detailed below.

	June 30,	December 31,
	2009	2008
	(In thousands)
Trust investments, at market	$686,542	$673,237
Cash and cash equivalents	81,198	71,521
Accrued trust operating payables, deferred tax assets, and other	241	27,476

Care trusts’ corpus	$767,981	$772,234

Other Income (Expense), Net
     The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2009
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$5,056	$4,902	$2,905	$—	$12,863
Realized losses and impairment charges	(19,128)	(19,952)	(3,204)	—	(42,284)
Interest, dividend, and other ordinary income	5,573	3,722	8,495	—	17,790
Trust expenses and income taxes	(968)	(1,260)	(5,275)	—	(7,503)

Net trust investment (loss) income	(9,467)	(12,588)	2,921	—	(19,134)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,467	12,588	(2,921)	—	19,134
Other income, net	—	—	—	803	803

Total other income, net	$—	$—	$—	$803	$803

	Six Months Ended June 30, 2009
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$7,358	$6,030	$3,724	$—	$17,112
Realized losses and impairment charges	(51,527)	(52,248)	(16,972)	—	(120,747)
Interest, dividend, and other ordinary income	10,858	11,505	20,872	—	43,235
Trust expenses and income taxes	(978)	(19)	(5,690)	—	(6,687)

Net trust investment income (loss)	(34,289)	(34,732)	1,934	—	(67,087)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	34,289	34,732	(1,934)	—	67,087
Other expense, net	—	—	—	(743)	(743)

Total other expense, net	$—	$—	$—	$(743)	$(743)

	Three Months Ended June 30, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$9,510	$11,959	$865	$—	$22,334
Realized losses	(11,892)	(13,320)	(638)	—	(25,850)
Interest, dividend, and other ordinary income	14,902	12,502	9,990	—	37,394
Trust expenses and income taxes	(4,408)	(10,972)	(2,386)	—	(17,766)

Net trust investment income	8,112	169	7,831	—	16,112
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(8,112)	(169)	(7,831)	—	(16,112)
Other income, net	—	—	—	687	687

Total other income, net	$—	$—	$—	$687	$687

	Six Months Ended June 30, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$30,309	$23,414	$10,352	$—	$64,075
Realized losses	(26,890)	(29,811)	(13,631)	—	(70,332)
Interest, dividend, and other ordinary income	20,287	16,738	18,376	—	55,401
Trust expenses and income taxes	(9,071)	(15,394)	(2,922)	—	(27,387)

Net trust investment income (loss)	14,635	(5,053)	12,175	—	21,757
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(14,635)	5,053	(12,175)	—	(21,757)
Other expense, net	—	—	—	(61)	(61)

Total other expense, net	$—	$—	$—	$(61)	$(61)

8. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances due to changes in projected future earnings. For the three months ended June 30, 2009 and 2008, our effective tax rate was 40.9% and 39.1%, respectively. For the six months ended June 30, 2009 and 2008, our effective tax rate was 38.7% and 38.2%, respectively. The increase in the effective tax rate for both periods is primarily due to the increase in divestitures that include non-deductible goodwill.
     We file numerous federal, state, and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of the multi-jurisdictional audits will be settled by December 31, 2009, and if favorably resolved could result in a significant reduction in the amount of our unrecognized tax benefits.

9. Debt
     Debt as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
7.7% Notes due April 2009	$—	$28,731
7.875% Debentures due February 2013	32,127	55,627
7.375% Senior notes due October 2014	250,000	250,000
6.75% Notes due April 2015	160,250	200,000
6.75% Notes due April 2016	245,500	250,000
7.0% Notes due June 2017	295,000	300,000
7.625% Senior notes due October 2018	250,000	250,000
7.5% Notes due April 2027	200,000	200,000
Series B senior notes due November 2011	150,000	150,000
Obligations under capital leases	115,605	109,782
Mortgage notes and other debt, maturities through 2047	60,598	58,976
Unamortized pricing discounts and other	(4,017)	(4,608)

Total debt	$1,755,063	$1,848,508
Less current maturities	(27,971)	(27,104)

Total long-term debt	$1,727,092	$1,821,404

     Current maturities of debt at June 30, 2009 were primarily comprised of our capital lease obligations. Our consolidated debt had a weighted average interest rate of 6.32% at June 30, 2009 and 6.70% at December 31, 2008. Approximately 82% and 87% of our total debt had a fixed interest rate at June 30, 2009 and December 31, 2008, respectively.
Bank Credit Facility
     We entered into a five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit.
     The bank credit facility matures in November 2011. As of June 30, 2009, we have used the facility to support $52.6 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%. As of June 30, 2009, we have no outstanding cash advances on the revolving credit facility.
Debt Extinguishments and Reductions
     In the first half of 2009, we made debt payments of $101.2 million, including the following scheduled payments and purchases on the open market:
•	$28.7 million balance of our 7.7% Notes due April 2009;

•	$23.5 million aggregate principal amount of our 7.875% Debentures due February 2013;

•	$39.8 million aggregate principal amount of our 6.75% Notes due April 2015;

•	$4.5 million aggregate principal amount of our 6.75% Notes due April 2016; and

•	$5.0 million aggregate principal amount of our 7.0% Notes due June 2017.
     Certain of the above transactions resulted in the recognition of a $3.4 million gain recorded in Gain on early extinguishment of debt in the first half of 2009, which represents the write-off of unamortized deferred loan costs of $1.0 million and a $4.4 million discount on the purchase of the notes.
     In the first half of 2008, we repaid $45.2 million aggregate principal amount of our 6.50% Notes due March 2008. There was no gain or loss recognized as a result of this repayment.

Capital Leases
     During the six months ended June 30, 2009 and 2008, we acquired $12.6 million and $14.3 million, respectively, of transportation equipment using capital leases.
10. Fair Value of Financial Instruments
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
     The fair value of our debt instruments at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
7.7% Notes due April 2009	$—	$27,869
7.875% Debentures due February 2013	30,922	49,441
7.375% Senior notes due October 2014	240,000	215,000
6.75% Notes due April 2015	143,424	154,500
6.75% Notes due April 2016	222,178	190,000
7.0% Notes due June 2017	270,294	234,000
7.625% Senior notes due October 2018	233,125	194,750
7.5% Notes due April 2027	160,000	129,750
Series B senior notes due November 2011	126,404	106,222
Mortgage notes and other debt, maturities through 2047	51,907	43,674

Total fair value of debt instruments	$1,478,254	$1,345,206

     The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the SFAS 157 hierarchy discussed in Note 2. The Series B senior notes due 2011 and the mortgage and other debt fall within Level 3 of the SFAS 157 hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of the grant. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2009:

	Six Months Ended
Assumptions	June 30, 2009
Dividend yield	3.5%
Expected volatility	32.3%
Risk-free interest rate	1.8%
Expected holding period	5.0	years
Stock Options
     The following table sets forth stock option activity for the six months ended June 30, 2009:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2008	10,861,889	$7.77
Granted	3,995,080	4.19
Exercised	(631,000)	3.75
Canceled	(539,287)	6.81

Outstanding at June 30, 2009	13,686,682	$6.95

Exercisable at June 30, 2009	8,152,874	$7.43

     As of June 30, 2009, the unrecognized compensation expense related to stock options of $8.1 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
     Restricted share activity for the six months ended June 30, 2009 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2008	591,941	$10.69
Granted	829,400	4.19
Vested	(319,901)	9.94

Nonvested restricted shares at June 30, 2009	1,101,440	$6.01

     As of June 30, 2009, the unrecognized compensation expense related to restricted shares of $5.2 million is expected to be recognized over a weighted average period of 1.5 years.

12. Stockholders’ Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
	(In thousands)
Balance at December 31, 2008	$36,649	$—	$36,649
Foreign currency translation effects	21,258	—	21,258
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes of $(75,417)	—	121,855	121,855
Reclassification of net unrealized gains activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus, net of taxes of $75,417	—	(121,855)	(121,855)

Balance at June 30, 2009	$57,907	$—	$57,907

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
     Our components of comprehensive income are as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Comprehensive income:
Net income	$23,580	$31,397	$57,960	$72,916
Other comprehensive income (loss)	29,011	4,959	21,258	(17,147)

Comprehensive income	$52,591	$36,356	$79,218	$55,769

Cash Dividends
     On May 13, 2009, our Board of Directors approved a cash dividend of $.04 per common share. At June 30, 2009, this dividend totaling $10.0 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend was paid on July 31, 2009.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. We did not repurchase any shares of our common stock during the six months ended June 30, 2009. During the six months ended June 30, 2008, we purchased 7.0 million shares of common stock at an aggregate cost of $79.5 million and an average cost per share of $11.34. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $123.4 million at June 30, 2009.
13. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States, Canada, and Germany.

     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)
Three months ended June 30,
Revenues from external customers:
2009	$342,705	$171,244	$513,949
2008	$363,262	$185,520	$548,782
Gross profit:
2009	$71,169	$30,656	$101,825
2008	$72,258	$34,903	$107,161
Six months ended June 30,
Revenues from external customers:
2009	$707,614	$316,930	$1,024,544
2008	$768,841	$353,392	$1,122,233
Gross profit:
2009	$155,241	$46,704	$201,945
2008	$180,891	$63,867	$244,758
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Gross profit from reportable segments	$101,825	$107,161	$201,945	$244,758
General and administrative expenses	(26,466)	(21,655)	(48,252)	(46,730)
(Loss) gain on divestitures and impairment charges, net	(6,289)	(3,858)	941	(15,904)
Other operating income, net	—	1,691	—	585

Operating income	69,070	83,339	154,634	182,709
Interest expense	(32,386)	(33,311)	(64,056)	(67,380)
Gain on early extinguishment of debt	1,830	—	3,440	—
Interest income	585	1,454	1,288	3,374
Other income (expense), net	803	687	(743)	(61)

Income from continuing operations before income taxes	$39,902	$52,169	$94,563	$118,642

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
	(In thousands)
Three months ended June 30,
Revenues from external customers:
2009	$469,765	$42,652	$1,532	$513,949
2008	$492,297	$54,617	$1,868	$548,782
Six months ended June 30,
Revenues from external customers:
2009	$937,241	$84,067	$3,236	$1,024,544
2008	$1,011,344	$107,058	$3,831	$1,122,233

14. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$110,858	$118,312	$229,265	$252,533
Cemetery	116,787	129,021	208,648	237,453

Total merchandise revenues	227,645	247,333	437,913	489,986
Services revenues:
Funeral	216,180	229,537	450,893	489,048
Cemetery	46,255	47,862	91,414	98,912

Total services revenues	262,435	277,399	542,307	587,960

Other revenues	23,869	24,050	44,324	44,287

Total revenues	$513,949	$548,782	$1,024,544	$1,122,233

Merchandise costs and expenses:
Funeral	$55,207	$61,262	$117,210	$129,925
Cemetery	50,165	58,320	91,908	104,696

Total cost of merchandise	105,372	119,582	209,118	234,621
Services costs and expenses:
Funeral	106,149	113,534	209,632	225,591
Cemetery	25,534	28,176	51,028	55,355

Total cost of services	131,683	141,710	260,660	280,946

Overhead and other expenses	175,069	180,329	352,821	361,908

Total costs and expenses	$412,124	$441,621	$822,599	$877,475

15. Commitments and Contingencies
Representations and Warranties
     As of June 30, 2009, we have contingent obligations of $10.7 million (of which $4.5 million is reflected in our unaudited condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.3 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund third-party claims against these representations and warranties above the carrying value of the liability.
     In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation related to these indemnifications was €1.6 million, or $2.2 million at June 30, 2009.
     During the first half of 2009, we released certain value-added tax (VAT) and social security indemnifications related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we reduced our related litigation reserves as a result of recent favorable court rulings. These transactions, after consideration of related foreign currency translation effects, resulted in a $3.6 million and $17.7 million reduction of the carrying value of our obligation for the three and six months ended June 30, 2009, respectively. These indemnification reserve reductions were recorded in (Loss) gain on divestitures and impairment charges, net in the first half of 2009.
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2009 and December 31, 2008, we have self-insurance reserves of $66.3 million and $63.6 million, respectively.

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
     Maria Valls, Pedro Valls, and Roberto Valls, on behalf of themselves and all other similarly situated v. SCI Funeral Services of Florida, Inc. d/b/a Memorial Plan a/k/a Flagler Memorial Park, John Does and Jane Does ; Case No. 23693CA08; in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (“Valls Lawsuit”). The Valls Lawsuit was filed December 5, 2005, and named a subsidiary of SCI as a defendant. Plaintiffs have requested that the court certify this matter as a class action. The plaintiffs allege the defendants improperly handled remains, did not keep adequate records of interments, and engaged in various other improprieties in connection with the operation of the cemetery. Although the plaintiffs seek to certify as a class all family members of persons buried at the cemetery, the court has dismissed plaintiffs’ class action allegations on two occasions; however, the dismissals were without prejudice. Plaintiffs filed a third amended complaint and we again moved to dismiss the class action allegations. The court dismissed the class allegations with prejudice, and the plaintiffs appealed the ruling. The appellate court has affirmed the dismissal of plaintiffs’ class action claims with prejudice and the time to appeal the dismissal of the class action claims has expired. Since the class allegations in this case have been dismissed, we will remove this case from our future litigation reports.
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
     Richard Sanchez et al v. Alderwoods Group, Inc. et al., was filed in February 2005 in the Superior Court of the State of California, for the County of Los Angeles, Central District; Case No. BC328962. Plaintiffs seek to certify a nationwide class on behalf of all consumers who purchased funeral goods and services from Alderwoods. Plaintiffs allege in essence that the Federal Trade Commission’s Funeral Rule requires Alderwoods to disclose its markups on all items obtained from third-parties in connection with funeral service contracts. Plaintiffs allege further that Alderwoods has failed to make such disclosures. Plaintiffs seek to recover an unspecified amount of monetary damages, attorney’s fees, costs, and unspecified “injunctive and declaratory relief.” This case is substantially similar to the lawsuit styled Mary Louise Baudino, et al. v. Service Corporation International, et al., in which we prevailed as reported in our Form 10-K for the year ended December 31, 2008. In June 2009, the plaintiffs dismissed this case with prejudice, thereby ending the case.
     Antitrust Claims. We are named as a defendant in a class action antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This is a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets.
     The Funeral Consumers Case seeks injunctions, monetary damages, and treble damages. The plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. We deny that we engaged in anticompetitive practices related to our casket sales and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. We intend to vigorously contest the plaintiffs’ claims and damages report but we cannot quantify our ultimate liability, if any, for the payment of damages.
     In November 2008, the Magistrate Judge issued recommendations that motions for class certification be denied in the Funeral Consumers Case. In March 2009, the District Court affirmed the Magistrate Judge’s recommendations and denied class certification. The plaintiffs appealed.
     In June 2009, the Fifth Circuit Court of Appeals denied the plaintiffs’ motion requesting permission to appeal the District Court’s ruling denying class certification. The plaintiffs in the case have filed a motion requesting that the appellate court reconsider its ruling.
     In addition to the Funeral Consumers Case, we received Civil Investigative Demands, dated August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who have commenced an investigation of alleged anticompetitive practices in the funeral industry. We have also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut. In June 2009, we received a letter from the Attorney General of Connecticut stating that his office has closed its investigation.
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
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; In the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims like those previously dismissed in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. 2:-CV-01184- SI. We cannot quantify our ultimate liability, if any, in these lawsuits.

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
     The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Amounts attributable to common stockholders:
Income from continuing operations:
Income from continuing operations — basic	$23,104	$31,774	$57,634	$73,278
After-tax interest on convertible debt	—	13	25	25

Income from continuing operations — diluted	$23,104	$31,787	$57,659	$73,303

Loss from discontinued operations, net of tax	$—	$(377)	$—	$(362)
Net income:
Net income — basic	$23,104	$31,397	$57,634	$72,916
After tax interest on convertible debt	—	13	25	25

Net income — diluted	$23,104	$31,410	$57,659	$72,941

Weighted average shares:
Weighted average shares — basic	250,977	259,655	250,461	260,565
Stock options	153	3,356	90	3,542
Convertible debt	—	121	121	121

Weighted average shares — diluted	251,130	263,132	250,672	264,228

Income from continuing operations per share:
Basic	$.09	$.12	$.23	$.28
Diluted	$.09	$.12	$.23	$.28

Net income per share:
Basic	$.09	$.12	$.23	$.28
Diluted	$.09	$.12	$.23	$.28

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Antidilutive options	9,697	3,526	9,576	1,544
Antidilutive convertible debentures	121	52	—	52

Total common stock equivalents excluded from computation	9,818	3,578	9,576	1,596

     We adopted the provision of FSP No. Emerging Issues Task Force (EITF) 03-6-1 “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities”, on January 1, 2009. Our adoption had no material impact on our reported EPS as reflected in these unaudited condensed consolidated financial statements.
17. Divestiture-Related Activities
     As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item (Loss) gain on divestitures and impairment charges, net. Additionally, as divestitures occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
     (Loss) gain on divestitures and impairment charges, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Gain (loss) on divestitures, net	$960	$604	$11,825	$(8,471)
Impairment losses	(7,249)	(4,462)	(10,884)	(7,433)

	$(6,289)	$(3,858)	$941	$(15,904)

     In the second quarter of 2009, we recognized $9.9 million in impairment charges and asset divestitures partially offset by a $3.6 million gain due to the release of social security indemnifications related to our former French operations. In the first half of 2009, we recognized $16.8 million in impairment charges and asset divestitures offset by a $17.7 million gain due to the release of VAT and social security indemnifications and a reduction of certain litigation indemnifications related to our former French operations. See Note 15 for further discussion of the indemnification liability.
Assets Held for Sale
     Net assets held for sale were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Assets:
Current assets	$1,397	$1,279
Preneed funeral receivables, net and trust investments	2,055	3,099
Preneed cemetery receivables, net and trust investments	50,894	49,985
Cemetery property, at cost	10,190	11,047
Property and equipment, net	6,040	1,386
Deferred charges and other assets	11,220	11,748
Cemetery perpetual care trust investments	19,976	20,247

Total assets	101,772	98,791

Liabilities:
Accounts payable and accrued liabilities	659	465
Deferred preneed funeral revenues	2,380	2,640
Deferred preneed cemetery revenues	53,111	51,730
Other liabilities	930	920
Care trusts’ corpus	19,976	20,247

Total liabilities	77,056	76,002

Net assets held for sale	$24,716	$22,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s leading provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2009, we operated 1,264 funeral service locations and 365 cemeteries (including 207 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial stability is further enhanced by our $6.5 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2009, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Financial Condition, Liquidity and Capital Resources
Recent Volatility in Financial Markets
     The weakened economy has negatively impacted our preneed cemetery property sales. In the first half of 2009, preneed and atneed comparable cemetery property production declined 12.5%, which significantly decreased our cemetery revenue. However, in the second quarter of 2009, we did see some recovery, with preneed and atneed comparable cemetery property production declining only 9.2% from the prior year second quarter, which was better than expectations. See Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 for further discussion of risks presented by the weakening economy.
     Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. In the first half of 2009, we realized aggregate net losses (excluding impairments) of $67.1 million in our preneed funeral and cemetery merchandise and service trusts. In addition, we realized aggregate net losses (excluding impairments) of $7.4 million in our cemetery perpetual care trusts.
     As of June 30, 2009, we have cumulative net unrealized losses of $319.4 million in our preneed funeral and cemetery merchandise and service trusts, and cumulative net unrealized losses of $132.2 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 in Part I, Item 1, Financial Statements. In the second quarter of 2009, we experienced some recovery in our trust investments. During the second quarter of 2009, we had investment activity that reduced the net unrealized losses by $181.4 million in our preneed funeral and cemetery merchandise and service trusts, and net unrealized losses by $57.1 million in our cemetery perpetual care trusts. At June 30, 2009, these net unrealized losses represented 17% of our original cost basis of $2.6 billion. As explained in “Critical Accounting Policies, Fair Value Measurements” in our 2008 Annual Report on Form 10-K, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. Therefore, the majority of these significant net unrealized losses are not reflected in our consolidated statement of operations for the six months ended June 30, 2009. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
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
     Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state regulations. All of the trustees engage the same independent investment advisor. The investment guidelines are governed by state and provincial legislation. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. Asset allocation is based on regulatory guidelines and matched to the liability structure of each trust.
     The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets; (2) producing current income to support the specific objectives of each trust type; and (3) preserving capital within acceptable levels of volatility. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to control risk and volatility through a combination of asset class, manager, and security level diversification.
     The market values of our trust investments at June 30, 2009 are detailed below (in thousands).

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total
Fixed income securities:
U.S. Treasury	$34,419	$45,661	$80,080	$5,788	$85,868
Canadian government	83,220	13,853	97,073	24,233	121,306
Corporate	30,473	8,781	39,254	38,648	77,902
Mortgage-backed	5,380	14,017	19,397	3,242	22,639
Asset-backed	150	—	150	—	150
Equity securities:
Preferred stock	—	—	—	6,125	6,125
Common stock (based on investment objectives):
Growth	135,581	190,566	326,147	2,882	329,029
Value	141,321	212,395	353,716	87,973	441,689
Mutual funds:
Equity	78,471	169,652	248,123	78,853	326,976
Fixed income	140,211	155,735	295,946	444,377	740,323
Private equity	11,017	3,985	15,002	8,048	23,050
Other	1,329	1,403	2,732	6,349	9,081

	661,572	816,048	1,477,620	706,518	2,184,138

Assets associated with businesses held for sale	(2,167)	(45,669)	(47,836)	(19,976)	(67,812)
Cash and cash equivalents	165,181	136,194	301,375	81,198	382,573
Insurance-backed fixed income securities	207,890	—	207,890	—	207,890

Total trust assets	$1,032,476	$906,573	$1,939,049	$767,740	$2,706,789

     As of the end of the quarter, 95% of our trusts were under the control and custody of four preferred trustees. The three large U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.

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
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well diversified. As of June 30, 2009, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Private Equity
     The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is accessed through LLCs established by certain preferred trustees. These LLCs invest in numerous limited partnerships, including private equity, fund of funds, distressed debt, real estate, and mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investments.
Outlook for Trust Investments
     The trust fund income recognized from these investment assets continues to be volatile. During the recent economic downturn, the SCI trusts outperformed the broad market due to their diversified investment strategy. During the twelve months ended June 30, 2009, the Standard and Poor’s 500 Index decreased approximately 26% and the combined SCI trusts decreased approximately 13%. During the three months ended June 30, 2009, the combined SCI trusts increased approximately 12%. As the capital markets continue to improve, the SCI trusts should participate in the recovery.
     SCI, its trustees and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $211.1 million in the first half of 2009. Our current cash and cash equivalents balance is approximately $190 million as of July 31, 2009. In addition, we have approximately $250 million in excess borrowing capacity under our revolving credit facility.

     Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2009, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2009 are as follows:

	Per credit
	agreement	Actual
Leverage ratio	4.25 (Max)	3.63
Interest coverage ratio	2.75 (Min)	3.50
     Our financial covenant requirements under our credit facility become more restrictive over time. The future leverage and interest coverage ratios are as follows:

Leverage ratio (max)
2009	4.25
2010	3.75
Thereafter	3.50

Interest coverage ratio (min)
2009 thru June 2010	2.75
Thereafter	3.00
     We currently have no significant maturities of long-term debt until November 2011. We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. However, given the current environment, interest rates on new borrowings are significantly higher than levels experienced in recent history. We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will be adequate to meet our financial obligations over the next 12 months.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
     Net cash provided by operating activities increased $94.6 million in the first half of 2009 compared to the first half of 2008, which was primarily due to a $90.0 million United States Federal transaction-related tax payment in 2008. We did experience declines in atneed customer cash receipts in both the funeral and cemetery segments which we believe primarily relates to the decrease in the number of deaths in our markets. However, customer collection rates related to our funeral and cemetery preneed contracts was in line with our expectations. These preneed cash collections, coupled with a $26.5 million decrease in incentive compensation payments, a decrease in payroll cost of $16.5 million primarily related to cost control initiatives, and $14.4 million of lower variable merchandise costs resulted in operating cash flows that were in line with our expectations and comparable to prior year.
     Investing Activities — Net cash used in investing activities decreased $55.9 million in the first half of 2009 compared to the first half of 2008, primarily due to a decrease of $25.6 million in capital expenditures, a $21.6 million decrease in deposits of restricted funds, and a $7.7 million decrease in acquisition activity.
     Financing Activities — Net cash used in financing activities increased by $49.6 million in the first half of 2009 compared to the first half of 2008, primarily due to a $47.9 million increase in debt payments in 2009 to early extinguish certain of our debt.
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

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Preneed funeral	$126.8	$130.6
Preneed cemetery:
Merchandise and service	126.5	132.4
Pre-construction	2.2	2.9

Bonds supporting preneed funeral and cemetery obligations	255.5	265.9

Bonds supporting preneed business permits	4.9	5.1
Other bonds	19.3	17.7

Total surety bonds outstanding	$279.7	$288.7

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2009 and 2008, we had $6.3 million and $7.9 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2009 and 2008, we had $12.6 million and $15.8 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2009 and 2008.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$37.8	$40.5	$76.0	$78.4

Sales production (number of contracts)	7,022	8,464	14,358	15,973

Maturities	$43.4	$51.7	$89.2	$108.2

Maturities (number of contracts)	10,964	11,651	22,522	23,940

Cemetery:
Sales production:
Preneed	$106.7	$110.5	$187.7	$200.5
Atneed	62.0	63.4	121.7	131.2

Total sales production	$168.7	$173.9	$309.4	$331.7

Sales production deferred to backlog:
Preneed	$45.6	$46.2	$78.8	$80.8
Atneed	47.7	48.8	94.1	99.9

Total sales production deferred to backlog	$93.3	$95.0	$172.9	$180.7

Revenue recognized from backlog:
Preneed	$37.3	$59.1	$67.9	$89.2
Atneed	46.9	52.8	92.2	101.5

Total revenue recognized from backlog	$84.2	$111.9	$160.1	$190.7

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2009 and 2008, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$82.0	$81.6	$151.6	$150.4

Sales production (number of contracts)	13,706	13,610	25,665	25,203

General agency revenue	$14.8	$14.7	$26.6	$26.2

Maturities	$59.3	$58.9	$124.3	$126.7

Maturities (number of contracts)	11,104	11,329	23,175	24,941

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust, as of June 30, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	June 30, 2009
	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.03	1.15

	$1.62	$1.74
Allowance for cancellation on trust investments	(0.11)	(0.11)

Backlog of trust-funded deferred preneed funeral revenues	$1.51	$1.63
Backlog of insurance-funded preneed funeral revenues	3.41	3.41

Total backlog of preneed funeral revenues	$4.92	$5.04

Preneed funeral receivables and trust investments	$1.25	$1.37
Allowance for cancellation on trust investments	(0.10)	(0.10)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.15	$1.27
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.41	3.41

Total assets associated with backlog of preneed funeral revenues	$4.56	$4.68

Deferred preneed cemetery revenues	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	0.91	1.10

	$1.72	$1.91

	June 30, 2009
	Market	Cost
	(Dollars in billions)
Allowance for cancellation on trust investments	(0.14)	(0.14)

Backlog of deferred cemetery revenues	$1.58	$1.77

Preneed cemetery receivables and trust investments	$1.19	$1.38
Allowance for cancellation on trust investments	(0.12)	(0.12)

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.07	$1.26

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
Results of Operations — Three Months Ended June 30, 2009 and 2008
Management Summary
     Key highlights in the second quarter of 2009 were as follows:
•	Funeral gross profit decreased $1.2 million or 1.7%, due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs and a decline in personnel costs related to work-force initiatives; and

•	Cemetery gross profit decreased $4.2 million due to revenue declines, which were largely offset by lower variable selling compensation and merchandise expenses and a decline in personnel costs related to work-force initiatives.
Results of Operations
     In the second quarter of 2009, we reported net income attributable to common stockholders of $23.1 million ($.09 per diluted share) compared to net income in the second quarter of 2008 of $31.4 million ($.12 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $5.7 million in the second quarter of 2009, primarily due to an impairment charge on various locations in North America partially offset by a reduction in indemnifications related to our former French operations, as compared to an after-tax loss on asset sales of $3.4 million in the second quarter of 2008;

•	change in certain tax reserves of $2.4 million in the second quarter of 2009 as compared to $1.2 million in the second quarter of 2008;

•	an after-tax gain from the early extinguishment of debt of $1.2 million in the second quarter of 2009; and

•	an after-tax loss from discontinued operations of $0.4 million in the second quarter of 2008.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2009 and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2008 and ending June 30, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
June 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$341.2	$1.1	$4.9	$335.2
Cemetery revenue	171.2	—	2.2	169.0

	512.4	1.1	7.1	504.2
Germany revenue	1.5	—	—	1.5

Total revenue	$513.9	$1.1	$7.1	$505.7

North America Gross Profits
Funeral gross profits	$71.2	$0.4	$0.3	$70.5
Cemetery gross profits	30.7	—	1.3	29.4

	101.9	0.4	1.6	99.9
Germany gross profits	(0.1)	—	—	(0.1)

Total gross profits	$101.8	$0.4	$1.6	$99.8

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
June 30, 2008	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$361.4	$0.1	$4.6	$356.7
Cemetery revenue	185.5	—	0.6	184.9

	546.9	0.1	5.2	541.6
Germany revenue	1.9	—	—	1.9

Total revenue	$548.8	$0.1	$5.2	$543.5

North America Gross Profits
Funeral gross profits	$72.2	$0.3	$(1.0)	$72.9
Cemetery gross profits	34.9	—	0.1	34.8

	107.1	0.3	(0.9)	107.7
Germany gross profits	0.1	—	—	0.1

Total gross profits	$107.2	$0.3	$(0.9)	$107.8

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2009 and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the consolidated number of funeral services performed during the period.

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$342.7	$363.3
Less: consolidated GA revenue	14.8	14.7
Less: other revenue	2.4	2.6

Adjusted consolidated funeral revenue	$325.5	$346.0

Consolidated funeral services performed	63,749	67,919
Consolidated average revenue per funeral service	$5,106	$5,094
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2009 and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable funeral revenue	$336.7	$358.6
Less: comparable GA revenue	14.7	14.7
Less: other revenue	2.4	2.5

Adjusted comparable funeral revenue	$319.6	$341.4

Comparable funeral services performed	62,433	67,169
Comparable average revenue per funeral service	$5,119	$5,083
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $342.7 million in the second quarter of 2009 compared to $363.3 million in the same period in 2008. This decrease is due to a 6.1% decline in funeral services performed, an unfavorable Canadian currency impact of $5.3 million, and $4.9 million in decreased trust fund income.
Funeral Services Performed
     Our consolidated funeral services performed decreased 6.1% in the second quarter of 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 7.1% in the second quarter of 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 42.9% in the second quarter of 2009 increased slightly from 42.7% in 2008.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $12, or 0.2% in the second quarter of 2009 compared to the same period in 2008. Our comparable average revenue per funeral service increased $36, or 0.7%, in the second quarter of 2009 over the same period in 2008. Excluding an unfavorable Canadian currency impact of $5.3 million and decreased trust fund income, the comparable average revenue per funeral service grew approximately 4%.
Funeral Gross Profit
     Consolidated funeral gross profits decreased $1.2 million in the second quarter of 2009 compared to same period in 2008. The consolidated gross margin percentage increased to 20.7% from 19.9%. Comparable funeral gross profits decreased $2.6 million, or 3.6%, when compared to the same period in 2008. This decrease is due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs and a decline in personnel costs related to work-force initiatives.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $14.3 million, or 7.7%, in the second quarter of 2009 compared to the same period in 2008. Comparable cemetery revenues declined $15.9 million, or 8.6%, when compared with the same period in 2008. This decrease was primarily driven by a $7.7 million decline in property production as well as a $4.2 million decline in merchandise revenue, which was in line with our expectations and continued to be impacted by negative consumer sentiment resulting from the difficult economic environment. Other revenue decreased $2.8 million as cemetery trust fund income recognized from our preneed merchandise and service trusts declined $2.0 million due to negative market returns experienced in late 2008 and early 2009.

Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $4.2 million, or 12.0%, in the second quarter of 2009 compared to the same period in 2008. Our consolidated cemetery gross margin percentage was 17.9% compared to 18.8% in the same period in 2008. These decreases reflect the revenue declines discussed above, which were partially offset by lower variable selling compensation expenses and a decline in personnel costs related to work-force initiatives. The cemetery gross profit in the quarter exceeded our expectations as cost control initiatives and higher-than-expected property production more than offset lower-than-expected at need revenues due to a reduced number of deaths in our markets.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $26.5 million in the second quarter of 2009 compared to $21.7 million in the second quarter of 2008 primarily due to increases in certain legal and investigative fees and higher compensation expenses, including life insurance benefits related to prior periods as discussed in Part I, Item 1. Financial Statements, Note 2.
Gain (Loss) on Divestitures and Impairment Charges, Net
     We recognized a $6.3 million net pre-tax loss on divestitures and impairment in the second quarter of 2009. This loss was due primarily to a $9.9 million impairment charge on various locations in North America partially offset by a $3.6 million release of social security indemnifications related to our former French operations. In the second quarter of 2008, we recognized a $3.9 million net pretax loss from impairment charges and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense decreased to $32.4 million in the second quarter of 2009, compared to $33.3 million in the second quarter of 2008. The decrease was primarily due to recent debt repayments. For additional information see Part I, Item 1. Financial Statements, Note 9.
Gain on Early Extinguishment of Debt
     During the second quarter of 2009, we purchased $64.7 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a gain of $1.8 million, which represents the write-off of unamortized deferred loan costs of $0.8 million and a $2.6 million discount to early extinguish the debt. For additional information regarding these debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
     The income tax rate was 40.9% in the second quarter of 2009 as compared to 39.1% in the second quarter of 2008.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 251.1 million in the second quarter of 2009, compared to 263.1 million in the second quarter of 2008, reflecting share repurchases under our Board-approved share repurchase program.
Results of Operations — Six Months Ended June 30, 2009 and 2008
Management Summary
     Key highlights in the first half of 2009 were as follows:
•	Funeral gross profit decreased $25.7 million or 14.2%, due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs and a decline in personnel costs related to work-force initiatives; and

•	Cemetery gross profit decreased $17.2 million due to revenue declines, which were largely offset by lower variable selling compensation and merchandise expenses and a decline in personnel costs related to work-force initiatives.
Results of Operations
     In the first half of 2009, we reported net income attributable to common stockholders of $57.6 million ($.23 per diluted share) compared to net income in the first half of 2008 of $72.9 million ($.28 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $3.0 million in the first half of 2009 partially offset by a reduction in indemnifications related to our former French operations, as compared to an after-tax loss on asset sales of $11.6 million in the first half of 2008;

•	change in certain tax reserves of $2.4 million in the second quarter of 2009 as compared to $2.6 million in the second quarter of 2008;

•	an after-tax gain from the early extinguishment of debt of $2.1 million in the first half of 2009;

•	an after-tax expense related to our acquisition and integration of Alderwoods of $0.7 million in the first half of 2008; and

•	an after-tax loss from discontinued operations of $0.4 million in the first half of 2008.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2009 and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2008 and ending June 30, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Six Months Ended		with Acquisition/	Results Associated
June 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$704.4	$1.7	$10.6	$692.1
Cemetery revenue	316.9	—	4.3	312.6

	1,021.3	1.7	14.9	1,004.7
Germany revenue	3.2	—	—	3.2

Total revenue	$1,024.5	$1.7	$14.9	$1,007.9

North America Gross Profits
Funeral gross profits	$155.0	$0.5	$(1.5)	$156.0
Cemetery gross profits	46.7	—	1.7	45.0

	201.7	0.5	0.2	201.0
Germany gross profits	0.2	—	—	0.2

Total gross profits	$201.9	$0.5	$0.2	$201.2

		Less:
		Results Associated	Less:
Six Months Ended		with Acquisition/	Results Associated
June 30, 2008	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$765.0	$0.1	$10.4	$754.5
Cemetery revenue	353.4	0.1	1.5	351.8

	1,118.4	0.2	11.9	1,106.3
Germany revenue	3.8	—	—	3.8

Total revenue	$1,122.2	$0.2	$11.9	$1,110.1

North America Gross Profits
Funeral gross profits	$180.6	$0.3	$(1.0)	$181.3
Cemetery gross profits	63.9	—	—	63.9

	244.5	0.3	(1.0)	245.2
Germany gross profits	0.3	—	—	0.3

Total gross profits	$244.8	$0.3	$(1.0)	$245.5

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2009 and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the consolidated number of funeral services performed during the period.

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$707.6	$768.8
Less: consolidated GA revenue	26.6	26.2
Less: other revenue	4.1	4.9

Adjusted consolidated funeral revenue	$676.9	$737.7

Consolidated funeral services performed	133,078	145,305
Consolidated average revenue per funeral service	$5,086	$5,077
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2009 and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable funeral revenue	$695.3	$758.3
Less: comparable GA revenue	26.4	26.3
Less: other revenue	4.3	4.7

Adjusted comparable funeral revenue	$664.6	$727.3

Comparable funeral services performed	130,148	143,412
Comparable average revenue per funeral service	$5,106	$5,071
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $707.6 million in the first half of 2009 compared to $768.8 million in the same period in 2008. This decrease is due to an 8.4% decline in funeral services performed, an unfavorable Canadian currency impact of $13.3 million, and $10.2 million in decreased trust fund income.

Funeral Services Performed
     Our consolidated funeral services performed decreased 8.4% in the first half of 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 9.2% in the first half of 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors and was due in part to a relatively mild influenza season compared to the first half of 2008 and an additional day due to a leap year in the prior year quarter. Our comparable cremation rate of 42.9% in the first half of 2009 increased from 41.9% in 2008.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $9, or 0.2% in the first half of 2009 compared to the same period in 2008. Our comparable average revenue per funeral service increased $35, or 0.7%, in the first half of 2009 over the same period in 2008. Excluding an unfavorable Canadian currency impact of $13.3 million and decreased trust fund income, the comparable average revenue per funeral service grew approximately 4%.
Funeral Gross Profit
     Consolidated funeral gross profits decreased $25.7 million in the first half of 2009 compared to same period in 2008. The consolidated gross margin percentage decreased to 21.9% from 23.5%. Comparable funeral gross profits decreased $25.4 million, or 14.0%, when compared to the same period in 2008. This decrease is due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs and a decline in personnel costs related to work-force initiatives.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $36.5 million, or 10.3%, in the first half of 2009 compared to the same period in 2008. Comparable cemetery revenues declined $39.2 million, or 11.1%, when compared with the same period in 2008. This decrease was primarily driven by a $15.4 million decline in comparable recognized preneed revenues as well as a $12.6 million decline in atneed revenues, which was in line with our expectations and continued to be impacted by negative consumer sentiment resulting from the difficult economic environment. Other revenue decreased $8.9 million as cemetery trust fund income recognized from our preneed merchandise and service trusts declined $7.5 million due to negative market returns experienced in late 2008 and early 2009.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $17.2 million, or 26.9%, in the first half of 2009 compared to the same period in 2008. Our consolidated cemetery gross margin percentage was 14.7% compared to 18.1% in the same period in 2008. These decreases reflect the revenue declines discussed above, which were partially offset by lower variable selling compensation expenses and a decline in personnel costs related to work-force initiatives. The cemetery gross profit in the first half of 2009 exceeded our expectations as cost control initiatives helped to offset lower-than-expected atneed revenues due to a reduced number of deaths in our markets.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $48.3 million in the first half of 2009 compared to $46.7 million in the first half of 2008 primarily due to increases in certain legal and investigative fees.
Gain (Loss) on Divestitures and Impairment Charges, Net
     We recognized a $0.9 million net pre-tax gain on divestitures and impairment in the first half of 2009. This gain was due to a $16.8 million impairment charge and asset divestitures offset by a $17.7 million release of VAT, social security, and litigation indemnifications related to our former French operations. In the first half of 2008, we recognized a $15.9 million net pretax loss from impairment charges and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Interest Expense
     Interest expense decreased to $64.1 million in the first half of 2009, compared to $67.4 million in the first half of 2008. The decrease was primarily due to repayment and maturity of our senior notes and debentures, and lower rates associated with floating rate debt. For additional information see Part I, Item 1. Financial Statements, Note 9.
Gain on Early Extinguishment of Debt
     During the first half of 2009, we purchased $74.0 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a gain of $3.4 million, which represents the write-off of unamortized deferred loan costs of $1.0 million and a $4.4 million discount to early extinguish the debt. For additional information regarding the debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
     The income tax rate was 38.7% in the first half of 2009 as compared to 38.2% in the first half of 2008.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 250.7 million in the first half of 2009, compared to 264.2 million in the first half of 2008, reflecting share repurchases under our Board-approved share repurchase program.
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
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. Additionally we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care trusts’ corpus”.

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
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the SFAS 157 hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by SFAS 157 for all of our available-for-sale securities, see Part I, Item 1. Financial Statements, Notes 4, 5, and 6.
     In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, we adopted the provisions of SFAS 157 for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a nonrecurring basis as of January 1, 2009. As none of our non-financial assets or liabilities within the scope of SFAS 157 experienced an event that required fair value measurement in the first half of 2009, our adoption of SFAS 157 for these assets and liabilities has had no impact on our results of operations, consolidated financial position, or cash flows.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas, and fuel oil), costs of other materials, employee-related costs or other factors.

•	Inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding funeral or burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	Amounts that we may be required to replenish into our affiliated funeral and cemetery trust funds to meet minimal funding requirements.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be released through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	The possibility that restrictive covenants in our credit agreement and privately placed debt securities may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs, which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Continued economic crisis and financial market declines could reduce future potential earnings and cash flows and could result in future goodwill impairment.

•	The weakening economy may cause customers to reassess preneed funeral or cemetery arrangements or decrease the amounts atneed customers are willing to pay or consider cremation as opposed to burial.

•	Changes in our funeral and cemetery trust funds, investments in equity securities, fixed income securities, and mutual funds could be significantly negatively impacted by the weakening economy.
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
     Cost and market values as of June 30, 2009 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of recent volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. To address the material weakness described below, we performed additional review and analysis and other post-closing procedures to ensure that our income tax provision and related tax disclosures were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Based on the additional procedures performed, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in conformity with US GAAP.
Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts
     As reported in our Form 10-K as of December 31, 2008, we did not maintain effective internal control over financial reporting as of December 31, 2008 as a result of the material weakness in accounting for income taxes. Specifically, we did not maintain effective controls over the completeness and accuracy of our quarterly and year-end tax provision calculations and related deferred income taxes and income taxes payable in accordance with US GAAP.
     In response to the identified material weakness, our management, with oversight from our Audit Committee, has dedicated significant resources to enhance our internal control over financial reporting and to remedy the identified material weakness. However, this material weakness continues to exist as of June 30, 2009. Management is in the process of conducting an assessment of the Company’s accounting for income tax processes with the assistance of an outside Big Four public accounting firm. This assessment will identify areas for process and technological improvements to integrate tax information, optimize the tax organization structure, and reduce manual processes. Additionally, management has implemented, or will implement, the remediation steps listed in Item 9A of our Annual Report on Form 10-K to enhance our internal controls over the calculation of our income tax provision and related balance sheet accounts.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 15 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 30, 2009, we issued 1,732 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of June 30, 2009, the aggregate purchases pursuant to our share repurchase program totaled $1.0 billion. As of June 30, 2009, the remaining authorized dollar value of shares that may yet be purchased under our share repurchase program was approximately $123.4 million. No shares were repurchased in the first half of 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 13, 2009, we held our annual meeting of shareholders and elected four directors. The shares voting on the director nominees were cast as follows:

		Abstentions or votes
Nominee	Votes for	withheld
R. L. Waltrip	220,224,367	4,229,103
Anthony L. Coelho	190,930,715	33,522,756
A. J. Foyt, Jr.	220,223,279	4,230,191
Edward E. Williams	182,760,338	41,693,132
     In addition, the shareholders approved the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009. The shares voting were cast as follows:

Votes for	Votes against	Abstentions or votes withheld	Broker non-votes
222,653,528	1,493,123	306,818	0
Item 6. Exhibits
10.1	Executive Deferred Compensation Plan

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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
August 6, 2009

SERVICE CORPORATION INTERNATIONAL
By:	/s/ Tammy R. Moore
Tammy R. Moore
Corporate Controller (Chief Accounting Officer)

Index to Exhibits
10.1	Executive Deferred Compensation Plan

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.