Form 10-Q
period 2009-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2009-11-05
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 3, 2009 was 253,384,884 (net of treasury shares).

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
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$497,217	$516,439	$1,521,761	$1,638,672
Costs and expenses	(396,054)	(434,171)	(1,218,653)	(1,311,646)

Gross profit	101,163	82,268	303,108	327,026
General and administrative expenses	(20,961)	(16,110)	(69,213)	(62,840)
Loss on divestitures and impairment charges, net	(2,221)	(12,819)	(1,280)	(28,723)
Hurricane expense, net	—	(4,313)	—	(4,313)
Other operating income, net	—	—	—	585

Operating income	77,981	49,026	232,615	231,735
Interest expense	(29,383)	(33,222)	(93,439)	(100,602)
Gain on early extinguishment of debt	482	—	3,922	—
Interest income	584	1,128	1,872	4,502
Other income (expense), net	301	(1,000)	(442)	(1,061)

Income from continuing operations before income taxes	49,965	15,932	144,528	134,574
Provision for income taxes	(19,403)	(1,160)	(56,006)	(46,524)

Income from continuing operations	30,562	14,772	88,522	88,050
Loss from discontinued operations (net of income tax benefit of $0, $0, $0, and $195, respectively)	—	—	—	(362)

Net income	30,562	14,772	88,522	87,688
Net loss (income) attributable to noncontrolling interests	600	(133)	274	(133)

Net income attributable to common stockholders	$31,162	$14,639	$88,796	$87,555

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$.12	$.06	$.35	$.34
Net income attributable to common stockholders	$.12	$.06	$.35	$.34
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$.12	$.06	$.35	$.33
Net income attributable to common stockholders	$.12	$.06	$.35	$.33
Basic weighted average number of shares	251,765	257,408	250,858	259,505

Diluted weighted average number of shares	253,048	260,370	251,272	263,002

Dividends declared per share	$.04	$.04	$.12	$.12

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$233,485	$128,397
Receivables, net	71,829	96,145
Inventories	30,717	31,603
Deferred tax asset	79,571	79,571
Current assets held for sale	1,512	1,279
Other	20,189	18,515

Total current assets	437,303	355,510

Preneed funeral receivables, net and trust investments	1,313,363	1,191,692
Preneed cemetery receivables, net and trust investments	1,310,989	1,062,952
Cemetery property, at cost	1,459,350	1,458,981
Property and equipment, net	1,546,670	1,567,875
Non-current assets held for sale	103,242	97,512
Goodwill	1,175,528	1,178,969
Deferred charges and other assets	368,593	452,634
Cemetery perpetual care trust investments	848,159	744,758

	$8,563,197	$8,110,883

Liabilities & Equity
Current liabilities:
Accounts payable and accrued liabilities	$299,934	$294,859
Current maturities of long-term debt	26,061	27,104
Current liabilities held for sale	625	465
Income taxes	1,623	4,354

Total current liabilities	328,243	326,782

Long-term debt	1,717,507	1,821,404
Deferred preneed funeral revenues	600,653	588,198
Deferred preneed cemetery revenues	812,390	771,117
Deferred income taxes	329,956	288,677
Non-current liabilities held for sale	80,181	75,537
Other liabilities	321,992	356,090
Deferred preneed funeral and cemetery receipts held in trust	2,103,825	1,817,665
Care trusts’ corpus	849,459	772,234
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 253,594,517, and 249,953,075 shares issued, respectively, 253,184,884 and 249,472,075 shares outstanding, respectively	253,185	249,472
Capital in excess of par value	1,721,253	1,733,814
Accumulated deficit	(637,960)	(726,756)
Accumulated other comprehensive income	82,893	36,649

Total common stockholders’ equity	1,419,371	1,293,179
Noncontrolling interests	(380)	—

Total equity	1,418,991	1,293,179

	$8,563,197	$8,110,883

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$88,522	$87,688
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	362
Gain on early extinguishment of debt, net	(3,922)	—
Depreciation and amortization	82,821	84,219
Amortization of intangible assets	16,148	18,145
Amortization of cemetery property	21,723	23,824
Amortization of loan costs	2,526	2,718
Provision for doubtful accounts	8,606	6,768
Provision for deferred income taxes	42,418	94,107
Loss on divestitures and impairment charges, net	1,280	28,723
Share-based compensation	7,505	7,626
Excess tax benefits from share-based awards	—	(3,219)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	13,296	7,786
Decrease (increase) in other assets	12,916	(71,977)
Increase (decrease) in payables and other liabilities	21,285	(92,603)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	18,645	8,605
Increase in deferred preneed funeral revenue	8,679	23,229
Decrease in deferred preneed funeral receipts held in trust	(24,858)	(25,284)
Effect of cemetery production and maturities:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(27,019)	29,734
Increase in deferred preneed cemetery revenue	20,590	23,186
Decrease in deferred preneed cemetery receipts held in trust	(5,811)	(19,596)
Other	(1)	(592)

Net cash provided by operating activities	305,349	233,449
Cash flows from investing activities:
Capital expenditures	(62,460)	(108,324)
Proceeds from divestitures and sales of property and equipment, net	20,984	19,221
Acquisitions	(3,359)	(8,545)
Net deposits of restricted funds and other	(1,023)	(21,476)

Net cash used in investing activities from continuing operations	(45,858)	(119,124)
Net cash provided by investing activities from discontinued operations	—	858

Net cash used in investing activities	(45,858)	(118,266)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	72,807
Payments of debt	(118,436)	(54,403)
Principal payments on capital leases	(18,704)	(18,550)
Purchase of Company common stock	—	(79,470)
Proceeds from exercise of stock options	13,405	6,097
Excess tax benefits from share-based awards	—	3,219
Payments of dividends	(30,060)	(31,166)
Bank overdrafts and other	(9,240)	(8,757)

Net cash used in financing activities	(163,035)	(110,223)
Effect of foreign currency on cash and cash equivalents	8,632	(1,651)

Net increase in cash and cash equivalents	105,088	3,309
Cash and cash equivalents at beginning of period	128,397	168,594

Cash and cash equivalents at end of period	$233,485	$171,903

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Outstanding	Common	Excess of	Accumulated	Comprehensive	Noncontrolling
	Shares	Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2008	249,472	$249,472	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Net income				88,796		(274)	88,522
Other comprehensive income					46,244		46,244
Dividends declared on common stock ($.12 per share)			(30,212)				(30,212)
Employee share-based compensation earned			7,505				7,505
Stock option exercises	2,811	2,811	10,594				13,405
Restricted stock awards, net of forfeitures	830	830	(830)				—
Issuance of shares from treasury	72	72	382				454
Other						(106)	(106)

Balance at September 30, 2009	253,185	$253,185	$1,721,253	$(637,960)	$82,893	$(380)	$1,418,991

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Nature of Operations
     We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. Our operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.
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
     We recorded several immaterial adjustments to correct errors related to prior accounting periods during the three and nine months ended September 30, 2009. The net impact of these adjustments was a decrease to our pre-tax income in the amount of $0.1 million and an increase to net income in the amount of $1.0 million for the three months ended September 30, 2009. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $7.1 million and $3.5 million, respectively, for the nine months ended September 30, 2009. We do not believe these adjustments are quantitatively or qualitatively material to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009, nor are they quantitatively or qualitatively material to our expected 2009 annual financial results. Additionally, such items are not quantitatively or qualitatively material to any of our prior annual financial statements, nor are such items qualitatively material to any of our prior quarterly financial statements.
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

Business Combinations
     In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. Subsequently, on April 1, 2009, the FASB amended and clarified certain aspects of its authoritative guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply the FASB authoritative guidance to all business combinations for which the acquisition date is on or after January 1, 2009, and to certain future income tax effects related to our prior business combinations, should they arise. In these acquisitions, tangible and intangible assets acquired and liabilities assumed will be recorded at fair value and goodwill will be recognized for any difference between the price of the acquisition and our fair value determination.
     On October 14, 2009, we entered into a definitive support agreement in which we agreed to offer to acquire all of the outstanding common shares of Keystone North America Inc. (Keystone) for Canadian (C)$8.00 per share in cash. The total transaction is valued at approximately $256 million, including the assumption of Keystone’s outstanding debt. The transaction is anticipated to close in the first quarter of 2010, subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act; however there can be no assurance the acquisition will be completed by this time or at all.
Noncontrolling Interests
     The FASB issued authoritative guidance for noncontrolling interests in December 2007, establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively. As a result, we have modified our unaudited condensed consolidated statement of operations, unaudited condensed consolidated balance sheet, unaudited condensed consolidated statement of cash flows, and unaudited condensed consolidated statement of equity to incorporate the required disclosure of noncontrolling interest information.
     During our examination of the FASB authoritative guidance for noncontrolling interests and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by the new guidance, which states that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. Additionally, we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care trusts’ corpus”.
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the FASB authoritative guidance for fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by FASB guidance for all of our available-for-sale securities, see Notes 4, 5, and 6.
     In February 2008, the FASB provided a one-year deferral of the effective date of its authoritative guidance for fair value measurements for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with deferral provisions, we adopted on January 1, 2009, the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment that we disclose or recognize at fair value on a non-recurring basis. As none of our non-financial assets or liabilities within the scope of guidance experienced an event that required fair value measurement during the nine months ended September 30, 2009, our adoption for these assets and liabilities has had no impact on our results of operations, consolidated financial position, or cash flows.
     In April 2009, the FASB issued additional guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The FASB also re-emphasizes that the objective of a fair value measurement remains an exit price. The guidance, which was effective for us in the second quarter of 2009, did not have a material impact on our results of operations, consolidated financial position, or cash flows.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. The guidance must be applied prospectively to all intangible assets recognized as of, or acquired, subsequent to January 1, 2009. Our adoption of the guidance did not impact our unaudited condensed consolidated financial statements.
Other-Than-Temporary Impairments
     In April 2009, the FASB amended the existing guidance on determining whether impairment for investments in debt securities is other-than-temporary and significantly changed the impairment model for such securities. The guidance also modified the presentation of other-than-temporary impairment losses and increased related disclosure requirements. Our second quarter 2009 adoption of the amended guidance did not have a material impact on our results of operations, consolidated financial position, or cash flows; however, we have included additional disclosures, as required, regarding our other-than-temporary impairments. See Notes 4, 5, and 6 for more information.
Interim Fair Value Disclosures
     In April 2009, the FASB issued authoritative guidance that requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide such disclosures annually. The guidance was effective for us in the second quarter of 2009 and we have included additional disclosures as required.
Subsequent Events
     In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for us in the second quarter of 2009. For the third quarter ended September 30, 2009, we have evaluated subsequent events through November 5, 2009. Compliance with the guidance did not have an impact on our unaudited condensed consolidated financial statements.
3. Recently Issued Accounting Standards
Variable Interest Entities
     In June 2009, the FASB amended its authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. Specifically, the amended guidance addresses: (1) the impact resulting from the elimination of the qualifying special-

purpose entity concept in previously issued guidance, and (2) constituent concerns about the application of certain key provisions of the existing guidance on the consolidation of variable interest entities, including those in which the accounting and disclosures under the existing guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The amended guidance is effective for us on January 1, 2010, and we are still assessing the impact on our unaudited condensed consolidated financial statements.
Accounting Standards Codification and Hierarchy
     In June 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. The Codification is effective for interim or annual financial periods ending after September 15, 2009. We adopted the Codification during the three months ended September 30, 2009, and its adoption did not impact our unaudited condensed consolidated financial statements.
Fair Value Measurements
     In August 2009, the FASB issued additional guidance on how to determine the fair value of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles set forth by the FASB for measuring fair value, such as a present value technique. The guidance will be effective for the first reporting period after the issuance, which for us is the fourth quarter of 2009. We do not expect the guidance to have a material impact on our financial statements.
     In September 2009, the FASB issued additional guidance on how to determine fair value for investments in certain entities that calculate net asset value per share. The guidance permits, as a practical expedient, to estimate the fair value of the investment using its reported net asset value per share as long as that value was calculated in accordance with the authoritative literature governing investment companies. The guidance will be effective for the first reporting period after the issuance, which for us is the fourth quarter of 2009, and we are currently evaluating the impact of the guidance on our financial statements.
4. Preneed Funeral Activities
     Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$22,015	$26,187	$62,402	$70,959
Withdrawals	27,296	24,528	81,237	95,039
Purchases of available-for-sale securities	124,939	116,264	255,423	306,035
Sales of available-for-sale securities	138,777	76,922	314,322	311,517
Realized gains from sales of available-for-sale securities	5,599	7,535	12,957	37,844
Realized losses from sales of available-for-sale securities	(8,746)	(8,078)	(49,939)	(34,968)

     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Trust investments at market	$728,198	$636,712
Cash and cash equivalents	150,452	125,657
Insurance-backed fixed income securities	214,999	216,394

Trust investments	1,093,649	978,763
Receivables from customers	257,917	249,224
Unearned finance charges	(6,328)	(6,316)

	1,345,238	1,221,671
Allowance for cancellation	(31,875)	(29,979)

Preneed funeral receivables, net and trust investments	$1,313,363	$1,191,692

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at September 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	September 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$34,935	$991	$(231)	$35,695
Canadian government	91,852	1,353	(49)	93,156
Corporate	32,736	1,667	(38)	34,365
Mortgage-backed	5,067	65	(25)	5,107
Asset-backed	144	6	—	150
Equity securities:
Common stock (based on investment objectives):
Growth	143,524	20,447	(13,314)	150,657
Value	173,450	16,856	(19,564)	170,742
Mutual funds:
Equity	120,007	3,433	(30,780)	92,660
Fixed income	154,256	3,386	(22,399)	135,243
Private equity	19,624	1,276	(9,989)	10,911
Other	5,121	63	(3,886)	1,298

Trust investments	$780,716	$49,543	$(100,275)	$729,984

Less: Assets associated with businesses held for sale				(1,786)

				$728,198

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$61,907	$569	$(17,533)	$44,943
Canadian government	86,216	951	(828)	86,339
Corporate	21,144	106	(670)	20,580
Mortgage-backed	26,230	233	(7,728)	18,735
Asset-backed	20	—	—	20
Equity securities:
Common stock (based on investment objectives):
Growth	158,337	1,497	(47,427)	112,407
Value	184,807	1,747	(55,355)	131,199
Mutual funds:
Equity	98,499	691	(33,276)	65,914
Fixed income	156,393	2,475	(40,380)	118,488
Private equity	18,597	1,872	(6,717)	13,752
Other	29,261	825	(2,958)	27,128

Trust investments	$841,411	$10,966	$(212,872)	$639,505

Less: Assets associated with businesses held for sale				(2,793)

				$636,712

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include United States (U.S.) Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted
	Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Trust investments at September 30, 2009	$549,302	$168,473	$12,209	$729,984
Trust investments at December 31, 2008	$428,008	$170,617	$40,880	$639,505

     The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$12,346	$47,080	$40,880	$37,865
Net unrealized losses included in Accumulated other comprehensive income (1)	(237)	(9,478)	(7,447)	(229)
Net (losses) gains included in Other income (expense), net (2)	(2)	—	17	—
Purchases, sales, contributions, and distributions, net	102	(76)	650	(110)
Transfers out of Level 3	—	—	(21,891)	—

Fair market value, ending balance	$12,209	$37,526	$12,209	$37,526

(1)	All losses recognized in Accumulated other comprehensive income for funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income (expense), net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at September 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$85,998
Due in one to five years	33,642
Due in five to ten years	37,734
Thereafter	11,099

$168,473

     Earnings from all trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our trust investments were $5.9 million and $10.1 million for the three months ended September 30, 2009 and 2008, respectively. Recognized earnings (realized and unrealized) related to our trust investments were $16.8 million and $31.2 million for the nine months ended September 30, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $6.3 million and $16.7 million for the three and nine months ended September 30, 2009, respectively. These impairment charges were primarily related to securities which we anticipate will be sold at a loss in the fourth quarter. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $1.3 million for the three and nine months ended September 30, 2008.

     We have determined that the remaining unrealized losses in our funeral trust investments at September 30, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of these securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of September 30, 2009 are shown in the following table:

	September 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$6,964	$(221)	$337	$(10)	$7,301	$(231)
Canadian government	5,216	(49)	—	—	5,216	(49)
Corporate	726	(5)	1,537	(33)	2,263	(38)
Mortgage-backed	1,005	(25)	—	—	1,005	(25)
Equity securities:
Common stock (based on investment objectives):
Growth	31,381	(3,871)	28,335	(9,443)	59,716	(13,314)
Value	38,931	(5,562)	48,442	(14,002)	87,373	(19,564)
Mutual funds:
Equity	57,310	(25,448)	21,809	(5,332)	79,119	(30,780)
Fixed income	43,112	(12,469)	21,939	(9,930)	65,051	(22,399)
Private equity	7,110	(874)	14,051	(9,115)	21,161	(9,989)
Other	2,214	(272)	3,962	(3,614)	6,176	(3,886)

Total temporarily impaired securities	$193,969	$(48,796)	$140,412	$(51,479)	$334,381	$(100,275)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$18,750	$(7,944)	$15,513	$(9,589)	$34,263	$(17,533)
Canadian government	19,711	(828)	—	—	19,711	(828)
Corporate	9,751	(453)	411	(217)	10,162	(670)
Mortgage-backed	8,118	(3,495)	6,925	(4,233)	15,043	(7,728)
Equity securities:
Common stock (based on investment objectives):
Growth	57,436	(24,296)	41,992	(23,131)	99,428	(47,427)
Value	67,038	(28,356)	49,011	(26,999)	116,049	(55,355)
Mutual funds:
Equity	33,709	(15,589)	27,181	(17,687)	60,890	(33,276)
Fixed income	43,432	(19,348)	33,975	(21,032)	77,407	(40,380)
Private equity	1,608	(691)	12,850	(6,026)	14,458	(6,717)
Other	709	(304)	5,659	(2,654)	6,368	(2,958)

Total temporarily impaired securities	$260,262	$(101,304)	$193,517	$(111,568)	$453,779	$(212,872)

5. Preneed Cemetery Activities
     Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth the investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$25,297	$29,602	$68,960	$84,914
Withdrawals	22,844	30,360	76,702	103,099
Purchases of available-for-sale securities	124,312	119,727	308,627	754,276
Sales of available-for-sale securities	128,440	94,052	276,361	341,284
Realized gains from sales of available-for-sale securities	6,585	11,462	12,615	34,876
Realized losses from sales of available-for-sale securities	(8,915)	(8,561)	(48,245)	(38,372)
     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$874,263	$659,149
Cash and cash equivalents	139,110	139,753

Trust investments	1,013,373	798,902
Receivables from customers	372,864	341,688
Unearned finance charges	(44,087)	(48,999)

	1,342,150	1,091,591
Allowance for cancellation	(31,161)	(28,639)

Preneed cemetery receivables, net and trust investments	$1,310,989	$1,062,952

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at September 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	September 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$40,726	$929	$(459)	$41,196
Canadian government	14,601	390	(46)	14,945
Corporate	9,173	442	—	9,615
Mortgage-backed	9,333	51	(85)	9,299
Equity securities:
Common stock (based on investment objectives):
Growth	195,550	28,247	(15,365)	208,432
Value	252,161	22,932	(23,546)	251,547
Mutual funds:
Equity	246,164	4,239	(45,597)	204,806
Fixed income	208,338	2,870	(32,495)	178,713
Private equity	11,131	11	(7,354)	3,788
Other	4,833	7	(3,494)	1,346

Trust investments	$992,010	$60,118	$(128,441)	$923,687

Less: Assets associated with businesses held for sale				(49,424)

				$874,263

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$60,699	$139	$(19,146)	$41,692
Canadian government	11,949	466	—	12,415
Corporate	9,726	130	(520)	9,336
Mortgage-backed	21,832	50	(6,867)	15,015
Equity securities:
Common stock (based on investment objectives):
Growth	194,429	544	(57,876)	137,097
Value	262,819	735	(78,233)	185,321
Mutual funds:
Equity	203,032	480	(67,330)	136,182
Fixed income	189,492	952	(55,452)	134,992
Private equity	11,795	678	(3,538)	8,935
Other	25,154	533	(2,785)	22,902

Trust investments	$990,927	$4,707	$(291,747)	$703,887

Less: Assets associated with businesses held for sale				(44,738)

				$659,149

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, and mortgage-backed fixed income securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted
	Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Trust investments at September 30, 2009	$843,498	$75,055	$5,134	$923,687
Trust investments at December 31, 2008	$593,592	$78,458	$31,837	$703,887

     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$5,388	$24,255	$31,837	$21,809
Net unrealized (losses) gains included in Accumulated other comprehensive income (1)	(336)	(717)	(11,779)	2,994
Net realized (losses) gains included in Other income (expense), net (2)	(3)	—	15	—
Purchases, sales, contributions, and distributions, net	85	(386)	654	(1,651)
Transfers out of Level 3	—	—	(15,593)	—

Fair market value, ending balance	$5,134	$23,152	$5,134	$23,152

(1)	All (losses) gains recognized in Accumulated other comprehensive income for cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income (expense), net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at September 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$4,475
Due in one to five years	25,268
Due in five to ten years	26,187
Thereafter	19,125

$75,055

     Earnings from all trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our trust investments were $3.1 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively. Recognized earnings (realized and unrealized) related to our trust investments were $4.9 million and $11.0 million for the nine months ended September 30, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $20.6 million and $33.5 million for the three and nine months ended September 30, 2009, respectively. These impairment charges were primarily related to securities which we anticipate will be sold at a loss in the fourth quarter. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $2.3 million for the three and nine months ended September 30, 2008.
     We have determined that the remaining unrealized losses in our cemetery trust investments at September 30, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of these securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of September 30, 2009 are shown in the following table:

	September 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$18,811	$(459)	$—	$—	$18,811	$(459)
Foreign government	4,519	(46)	—	—	4,519	(46)
Mortgage-backed	3,107	(85)	—	—	3,107	(85)
Equity securities:
Common stock (based on investment objectives):
Growth	36,476	(3,826)	38,845	(11,539)	75,321	(15,365)
Value	53,909	(7,061)	74,450	(16,485)	128,359	(23,546)
Mutual funds:
Equity	110,823	(37,555)	62,022	(8,042)	172,845	(45,597)
Fixed income	61,917	(17,494)	44,595	(15,001)	106,512	(32,495)
Private equity	9,960	(1,489)	9,357	(5,865)	19,317	(7,354)
Other	3,207	(481)	3,052	(3,013)	6,259	(3,494)

Total temporarily impaired securities	$302,729	$(68,496)	$232,321	$(59,945)	$535,050	$(128,441)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$34,817	$(15,637)	$5,757	$(3,509)	$40,574	$(19,146)
Corporate	4,204	(435)	113	(85)	4,317	(520)
Mortgage-backed	12,491	(5,610)	2,066	(1,257)	14,557	(6,867)
Equity securities:
Common stock (based on investment objectives):
Growth	113,100	(50,671)	18,104	(7,205)	131,204	(57,876)
Value	152,885	(68,495)	24,471	(9,738)	177,356	(78,233)
Mutual funds:
Equity	101,895	(46,405)	29,282	(20,925)	131,177	(67,330)
Fixed income	100,882	(46,308)	15,045	(9,144)	115,927	(55,452)
Private equity	660	(231)	7,536	(3,307)	8,196	(3,538)
Other	519	(182)	5,933	(2,603)	6,452	(2,785)

Total temporarily impaired securities	$521,453	$(233,974)	$108,307	$(57,773)	$629,760	$(291,747)

6. Cemetery Perpetual Care Trusts
     We are required by state or provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.

     The table below sets forth the investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Deposits	$5,878	$5,715	$17,208	$17,650
Withdrawals	9,321	8,696	24,428	23,153
Purchases of available-for-sale securities	114,283	43,055	218,526	159,923
Sales of available-for-sale securities	122,468	52,899	191,463	178,648
Realized gains from sales of available-for-sale securities	1,358	1,529	5,082	11,881
Realized losses from sales of available-for-sale securities	(1,947)	(2,591)	(13,068)	(16,222)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Trust investments, at market	$766,494	$673,237
Cash and cash equivalents	81,665	71,521

Cemetery perpetual care trust investments	$848,159	$744,758

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at September 30, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	September 30, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,380	$877	$(100)	$6,157
Canadian government	24,601	659	(82)	25,178
Corporate	37,770	2,848	(607)	40,011
Mortgage-backed	3,669	54	(30)	3,693
Equity securities:
Preferred stock	7,444	1,811	(329)	8,926
Common stock (based on investment objectives):
Growth	4,133	293	(328)	4,098
Value	125,246	7,393	(17,062)	115,577
Mutual funds:
Equity	112,975	1,321	(17,200)	97,096
Fixed income	482,114	3,964	(15,321)	470,757
Private equity	21,454	295	(13,478)	8,271
Other	15,965	847	(10,304)	6,508

Cemetery perpetual care trust investments	$840,751	$20,362	$(74,841)	$786,272

Less: Assets associated with businesses held for sale				(19,778)

				$766,494

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,805	$769	$(808)	$5,766
Canadian government	20,837	773	—	21,610
Corporate	42,139	202	(5,079)	37,262
Mortgage-backed	4,376	1	(835)	3,542
Equity securities:
Preferred stock	5,558	1	(1,186)	4,373
Common stock (based on investment objectives):
Growth	5,744	70	(1,200)	4,614
Value	106,709	1,303	(22,287)	85,725
Mutual funds:
Equity	90,044	25	(20,931)	69,138
Fixed income	519,132	233	(106,187)	413,178
Private equity	20,561	668	(2,812)	18,417
Other	32,482	816	(3,439)	29,859

Cemetery perpetual care trust investments	$853,387	$4,861	$(164,764)	$693,484

Less: Assets associated with businesses held for sale				(20,247)

				$673,237

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted
	Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Trust investments at September 30, 2009	$687,528	$83,965	$14,779	$786,272
Trust investments at December 31, 2008	$572,655	$72,553	$48,276	$693,484

     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fair market value, beginning balance	$14,397	$33,319	$48,276	$32,644
Net unrealized gains (losses) included in Accumulated other comprehensive income (1)	633	(760)	(28,086)	4,341
Net realized losses included in Other income (expense), net (2)	(38)	—	(43)	—
Purchases, sales, contributions, and distributions, net	(213)	112	1,844	(4,314)
Transfers out of Level 3	—	—	(7,212)	—

Fair market value, ending balance	$14,779	$32,671	$14,779	$32,671

(1)	All gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to our Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2009 to 2039. Maturities of fixed income securities (excluding mutual funds) at September 30, 2009 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$8,447
Due in one to five years	31,970
Due in five to ten years	18,399
Thereafter	16,223

$75,039

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $8.8 million and $9.5 million for the three months ended September 30, 2009 and 2008, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $26.9 million and $29.5 million for the nine months ended September 30, 2009 and 2008, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses, in Other income (expense), net, and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by a corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $6.7 million and $12.6 million for the three and nine months ended September 30, 2009. These impairment charges were primarily related to securities which we anticipate will be sold at a loss in the fourth quarter. We recorded an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain securities of $0.3 million for the three and nine months ended September 30, 2008.
     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments at September 30, 2009 are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of these securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of September 30, 2009 are shown in the following table:

	September 30, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,207	$(100)	$—	$—	$2,207	$(100)
Foreign government	7,499	(82)	—	—	7,499	(82)
Corporate	6,037	(588)	21	(19)	6,058	(607)
Mortgage-backed	1,051	(30)	—	—	1,051	(30)
Equity securities:
Preferred stock	355	(3)	795	(326)	1,150	(329)
Common stock (based on investment objectives):
Growth	146	(36)	2,053	(292)	2,199	(328)
Value	30,719	(6,209)	33,329	(10,853)	64,048	(17,062)
Mutual funds:
Equity	62,206	(11,975)	21,841	(5,225)	84,047	(17,200)
Fixed income	221,440	(10,745)	63,090	(4,576)	284,530	(15,321)
Private equity	5,680	(3,582)	10,661	(9,896)	16,341	(13,478)
Other	4,003	(2,525)	7,499	(7,779)	11,502	(10,304)

Total temporarily impaired securities	$341,343	$(35,875)	$139,289	$(38,966)	$480,632	$(74,841)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,729	$(435)	$1,358	$(373)	$4,087	$(808)
Corporate	17,224	(2,997)	9,932	(2,082)	27,156	(5,079)
Mortgage-backed	1,705	(410)	1,507	(425)	3,212	(835)
Equity securities:
Preferred stock	2,335	(562)	2,085	(624)	4,420	(1,186)
Common stock (based on investment objectives):
Growth	2,486	(661)	1,905	(539)	4,391	(1,200)
Value	46,190	(12,276)	35,387	(10,011)	81,577	(22,287)
Mutual funds:
Equity	40,611	(11,959)	28,635	(8,972)	69,246	(20,931)
Fixed income	231,564	(53,735)	182,207	(52,452)	413,771	(106,187)
Private equity	8,764	(1,564)	4,760	(1,248)	13,524	(2,812)
Other	10,716	(1,912)	5,822	(1,527)	16,538	(3,439)

Total temporarily impaired securities	$364,324	$(86,511)	$273,598	$(78,253)	$637,922	$(164,764)

7. Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Funeral and Cemetery Receipts Held in Trust
     We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with the Consolidation Topic of the ASC. Although the guidance requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability.

     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 are detailed below.

	September 30, 2009
	Preneed	Preneed
	Funeral	Cemetery	Total
		(In thousands)
Trust investments	$1,093,649	$1,013,373	$2,107,022
Accrued trust operating payables, deferred tax assets, and other	(1,313)	(1,884)	(3,197)

Deferred preneed funeral and cemetery receipts held in trust	$1,092,336	$1,011,489	$2,103,825

	December 31, 2008
	Preneed	Preneed
	Funeral	Cemetery	Total
		(In thousands)
Trust investments	$978,763	$798,902	$1,777,665
Accrued trust operating payables, deferred tax assets, and other	16,816	23,184	40,000

Deferred preneed funeral and cemetery receipts held in trust	$995,579	$822,086	$1,817,665

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses, deferred tax assets, and other long-term liabilities of our cemetery perpetual care trusts.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 are detailed below.

	September 30,	December 31,
	2009	2008
	(In thousands)
Cemetery perpetual care trust investments	$848,159	$744,758
Accrued trust operating payables, deferred tax assets, and other	1,300	27,476

Care trusts’ corpus	$849,459	$772,234

Other Income (Expense), Net
     The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2009
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$5,599	$6,585	$1,358	$—	$13,542
Realized losses and impairment charges	(15,132)	(29,544)	(8,732)	—	(53,408)
Interest, dividend, and other ordinary income	4,928	4,310	7,199	—	16,437
Trust expenses and income taxes	(1,337)	(1,583)	1,309	—	(1,611)

Net trust investment (loss) income	(5,942)	(20,232)	1,134	—	(25,040)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	5,942	20,232	(1,134)	—	25,040
Other income, net	—	—	—	301	301

Total other income, net	$—	$—	$—	$301	$301

	Nine Months Ended September 30, 2009
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$12,957	$12,615	$5,082	$—	$30,654
Realized losses and impairment charges	(66,659)	(81,792)	(25,704)	—	(174,155)
Interest, dividend, and other ordinary income	15,786	15,815	28,071	—	59,672
Trust expenses and income taxes	(2,315)	(1,602)	(4,381)	—	(8,298)

Net trust investment (loss) income	(40,231)	(54,964)	3,068	—	(92,127)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	40,231	54,964	(3,068)	—	92,127
Other expense, net	—	—	—	(442)	(442)

Total other expense, net	$—	$—	$—	$(442)	$(442)

	Three Months Ended September 30, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$7,535	$11,462	$1,529	$—	$20,526
Realized losses and impairment charges	(9,342)	(10,860)	(2,932)	—	(23,134)
Interest, dividend, and other ordinary income	4,798	5,058	7,823	—	17,679
Trust expenses and income taxes	(1,889)	(2,633)	439	—	(4,083)

Net trust investment income	1,102	3,027	6,859	—	10,988
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(1,102)	(3,027)	(6,859)	—	(10,988)
Other expense, net	—	—	—	(1,000)	(1,000)

Total other expense, net	$—	$—	$—	$(1,000)	$(1,000)

	Nine Months Ended September 30, 2008
			Cemetery
	Funeral	Cemetery	Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$37,844	$34,876	$11,881	$—	$84,601
Realized losses and impairment charges	(36,232)	(40,671)	(16,563)	—	(93,466)
Interest, dividend, and other ordinary income	25,085	21,796	26,199	—	73,080
Trust expenses and income taxes	(10,960)	(18,027)	(2,483)	—	(31,470)

Net trust investment income (loss)	15,737	(2,026)	19,034	—	32,745
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(15,737)	2,026	(19,034)	—	(32,745)
Other expense, net	—	—	—	(1,061)	(1,061)

Total other expense, net	$—	$—	$—	$(1,061)	$(1,061)

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
     Our effective tax rate was 38.8% and 7.3% for the three months ending September 30, 2009 and September 30, 2008, respectively. For the nine month periods ending September 30, 2009 and September 30, 2008 our effective tax rate was 38.8% and 34.6%, respectively. The low tax rate in 2008 reflects discrete items, including the release of tax reserves due to the expiration of certain statutory limitations and state tax planning.
     We file numerous federal, state, and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the Internal Revenue Service has recently completed its field work for tax years 1999 through 2002 and is currently auditing tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2005. It is reasonably possible that one or more of our multi-jurisdictional audits will be settled by December 31, 2009, and if favorably resolved could result in a significant reduction in the amount of our unrecognized tax benefits.
9. Debt
     Debt as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
7.7% Notes due April 2009	$—	$28,731
7.875% Debentures due February 2013	32,127	55,627
7.375% Senior notes due October 2014	245,000	250,000
6.75% Notes due April 2015	160,250	200,000
6.75% Notes due April 2016	233,143	250,000
7.0% Notes due June 2017	295,000	300,000
7.625% Senior notes due October 2018	250,000	250,000
7.5% Notes due April 2027	200,000	200,000
Series B Senior notes due November 2011	150,000	150,000
Obligations under capital leases	111,982	109,782
Mortgage notes and other debt, maturities through 2047	69,967	58,976
Unamortized pricing discounts and other	(3,901)	(4,608)

Total debt	$1,743,568	$1,848,508
Less current maturities	(26,061)	(27,104)

Total long-term debt	$1,717,507	$1,821,404

     Current maturities of debt at September 30, 2009 were primarily comprised of our capital lease obligations. Our consolidated debt had a weighted average interest rate of 6.29% at September 30, 2009 and 6.70% at December 31, 2008. Approximately 82% and 87% of our total debt had a fixed interest rate at September 30, 2009 and December 31, 2008, respectively.
Bank Credit Facility
     We entered into a five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million revolving credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit.
     The bank credit facility matures in November 2011. As of September 30, 2009, we have used the facility to support $53.2 million of letters of credit. The credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%. As of September 30, 2009, we have no outstanding cash advances on the revolving credit facility.

     In the fourth quarter of 2009, we intend to amend and extend our senior credit facility to increase the availability thereunder from $300 million to $400 million, and we expect to use cash on hand and the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior notes due November 2011.
Debt Extinguishments and Reductions
     During the nine months ended September 30, 2009, we made debt payments of $118.4 million, including the following scheduled payments and purchases on the open market:
•	$28.7 million balance of our 7.7% Notes due April 2009;

•	$23.5 million aggregate principal amount of our 7.875% Debentures due February 2013;

•	$5.0 million aggregate principal amount of our 7.375% Senior notes due October 2014;

•	$39.8 million aggregate principal amount of our 6.75% Notes due April 2015;

•	$16.9 million aggregate principal amount of our 6.75% Notes due April 2016; and

•	$5.0 million aggregate principal amount of our 7.0% Notes due June 2017.
     Certain of the above transactions resulted in the recognition of a $3.9 million gain recorded in Gain on early extinguishment of debt, net during the nine months ended September 30, 2009, which represents the write-off of unamortized deferred loan costs of $1.3 million and a $5.2 million net discount on the purchase of the notes.
     During the nine months ended September 30, 2008, we repaid $45.2 million aggregate principal amount of our 6.50% Notes due March 2008. There was no gain or loss recognized as a result of this repayment.
Capital Leases
     During the nine months ended September 30, 2009 and 2008, we acquired $15.0 million and $21.3 million, respectively, of transportation equipment using capital leases.
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
     The fair value of our debt instruments at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
7.7% Notes due April 2009	$—	$27,869
7.875% Debentures due February 2013	31,886	49,441
7.375% Senior notes due October 2014	245,000	215,000
6.75% Notes due April 2015	156,644	154,500
6.75% Notes due April 2016	229,063	190,000
7.0% Notes due June 2017	289,100	234,000
7.625% Senior notes due October 2018	251,875	194,750
7.5% Notes due April 2027	180,000	129,750
Series B Senior notes due November 2011	134,594	106,222
Mortgage notes and other debt, maturities through 2047	64,301	43,674

Total fair value of debt instruments	$1,582,463	$1,345,206

     The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy discussed in Note 2. The Series B Senior notes due 2011 and the mortgage and other debt fall within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.
11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of the grant. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2009:

Nine Months Ended
Assumptions	September 30, 2009
Dividend yield	3.5%
Expected volatility	32.3%
Risk-free interest rate	1.8%
Expected holding period	5.0 years
Stock Options
     The following table sets forth stock option activity for the nine months ended September 30, 2009:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2008	10,861,889	$7.77
Granted	3,995,080	4.19
Exercised	(2,811,000)	4.77
Canceled	(703,327)	9.15

Outstanding at September 30, 2009	11,342,642	$7.17

Exercisable at September 30, 2009	5,868,131	$8.09

     As of September 30, 2009, the unrecognized compensation expense related to stock options of $6.8 million is expected to be recognized over a weighted average period of 1.2 years.
Restricted Shares
     Restricted share activity for the nine months ended September 30, 2009 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2008	591,941	$10.69
Granted	829,400	4.19
Vested	(319,901)	9.94

Nonvested restricted shares at September 30, 2009	1,101,440	$6.01

     As of September 30, 2009, the unrecognized compensation expense related to restricted shares of $4.6 million is expected to be recognized over a weighted average period of 1.3 years.

12. Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
	(In thousands)
Balance at December 31, 2008	$36,649	$—	$36,649
Foreign currency translation effects	46,244	—	46,244
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes of $(181,713)	—	293,602	293,602
Reclassification of net unrealized gains activity attributable to the deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus, net of taxes of $181,713	—	(293,602)	(293,602)

Balance at September 30, 2009	$82,893	$—	$82,893

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
     Our components of comprehensive income are as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Comprehensive income:
Net income	$30,562	$14,772	$88,522	$87,688
Other comprehensive income (loss)	24,986	(15,943)	46,244	(33,090)

Comprehensive income (loss)	$55,548	$(1,171)	$134,766	$54,598

Cash Dividends
     On August 13, 2009, our Board of Directors approved a cash dividend of $.04 per common share. At September 30, 2009, this dividend totaling $10.1 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend was paid on October 30, 2009.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. We did not repurchase any shares of our common stock during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we purchased 7.0 million shares of common stock at an aggregate cost of $79.5 million and an average cost per share of $11.34. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $123.4 million at September 30, 2009.

13. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States, Canada, and Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
		(In thousands)
Three months ended September 30,
Revenues from external customers:
2009	$328,932	$168,285	$497,217
2008	$350,447	$165,992	$516,439
Gross profit:
2009	$68,705	$32,458	$101,163
2008	$59,137	$23,131	$82,268
Nine months ended September 30,
Revenues from external customers:
2009	$1,036,546	$485,215	$1,521,761
2008	$1,119,288	$519,384	$1,638,672
Gross profit:
2009	$223,946	$79,162	$303,108
2008	$240,028	$86,998	$327,026
     The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gross profit from reportable segments	$101,163	$82,268	$303,108	$327,026
General and administrative expenses	(20,961)	(16,110)	(69,213)	(62,840)
Loss on divestitures and impairment charges, net	(2,221)	(12,819)	(1,280)	(28,723)
Hurricane expense, net	—	(4,313)	—	(4,313)
Other operating income, net	—	—	—	585

Operating income	77,981	49,026	232,615	231,735
Interest expense	(29,383)	(33,222)	(93,439)	(100,602)
Gain on early extinguishment of debt	482	—	3,922	—
Interest income	584	1,128	1,872	4,502
Other income (expense), net	301	(1,000)	(442)	(1,061)

Income from continuing operations before income taxes	$49,965	$15,932	$144,528	$134,574

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
	(In thousands)
Three months ended September 30,
Revenues from external customers:
2009	$449,978	$45,680	$1,559	$497,217
2008	$462,611	$52,302	$1,526	$516,439
Nine months ended September 30,
Revenues from external customers:
2009	$1,387,219	$129,747	$4,795	$1,521,761
2008	$1,473,955	$159,360	$5,357	$1,638,672

14. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$105,916	$113,987	$335,181	$366,520
Cemetery	115,882	109,634	324,530	347,087

Total merchandise revenues	221,798	223,621	659,711	713,607
Services revenues:
Funeral	206,955	220,801	657,848	709,849
Cemetery	44,359	45,850	135,773	144,762

Total services revenues	251,314	266,651	793,621	854,611

Other revenues	24,105	26,167	68,429	70,454

Total revenues	$497,217	$516,439	$1,521,761	$1,638,672

Merchandise costs and expenses:
Funeral	$52,804	$58,065	$170,014	$187,990
Cemetery	48,750	46,848	140,658	151,544

Total cost of merchandise	101,554	104,913	310,672	339,534
Services costs and expenses:
Funeral	102,321	116,385	311,953	341,976
Cemetery	23,880	25,355	74,908	80,710

Total cost of services	126,201	141,740	386,861	422,686

Overhead and other expenses	168,299	187,518	521,120	549,426

Total costs and expenses	$396,054	$434,171	$1,218,653	$1,311,646

15. Commitments and Contingencies
Representations and Warranties
     As of September 30, 2009, we have contingent obligations of $9.9 million (of which $3.7 million is reflected in our unaudited condensed consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $24.3 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will ultimately be required to fund third-party claims against these representations and warranties above the carrying value of the liability.
     In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligation related to these indemnifications was €1.0 million, or $1.5 million at September 30, 2009.
     During the nine months ended September 30, 2009, we released certain value-added tax (VAT) and social security indemnifications related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we reduced our related litigation reserves as a result of recent favorable court rulings. These transactions, after consideration of related foreign currency translation effects, resulted in a $17.7 million reduction of the carrying value of our obligation for the nine months ended September 30, 2009. These indemnification reserve reductions were recorded in Loss on divestitures and impairment charges, net during the nine months ended September 30, 2009. No reductions were recorded in the three months ended September 30, 2009.
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2009 and December 31, 2008, we have self-insurance reserves of $59.3 million and $63.6 million, respectively.

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
     Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include the Garcia and Sands lawsuits described in the following paragraphs.
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
     F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff claims the cemetery damaged and desecrated burials in order to make room for subsequent burials. Since the case is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
     Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al .; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. We deny that we engaged in anticompetitive practices related to our casket sales and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations.
     To date, we have successfully contested the class action allegations. In November 2008, the Magistrate Judge issued recommendations that motions for class certification be denied in the Funeral Consumers Case. In March 2009, the District Court affirmed the Magistrate Judge’s recommendations and denied class certification. In June 2009, the Fifth Circuit Court of Appeals denied the plaintiffs’ motion requesting permission to appeal the District Court’s ruling denying class certification. Also in June 2009, the Fifth Circuit Court of Appeals denied plaintiffs motion requesting that the court reconsider its ruling.

     In addition to the Funeral Consumers Case, we received Civil Investigative Demands, dated August 2005 and February 2006, from the Attorney General of Maryland on behalf of itself and other state attorneys general, who commenced an investigation of alleged anticompetitive practices in the funeral industry. We also received similar Civil Investigative Demands from the Attorneys General of Florida and Connecticut. In the second and third quarters of 2009, we received notice that the Attorneys General of Conneticut, Maryland, and Florida had closed their respective investigations.
     Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including the Prise, Bryant, Bryant, Stickle , and Welch lawsuits described in the following paragraphs.
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
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. 2:-CV-01184- SI. We cannot quantify our ultimate liability, if any, in these lawsuits.
     Stickle, et al. v. Service Corporation International, et al.; Case No. 08-CV-83; in the U.S. District Court for Arizona, Phoenix Division. Counsel for plaintiffs in the Wage and Hour Lawsuit filed this case on January 17, 2008, against SCI and various related entities and individuals asserting FLSA and other ancillary claims based on the alleged failure to pay for overtime. In September 2009, the Court conditionally certified a class of claims as to certain job positions of SCI affiliated employees. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Amounts attributable to common stockholders:
Income from continuing operations:
Income from continuing operations — basic	$31,162	$14,639	$88,796	$87,917
After-tax interest on convertible debt	13	—	38	38

Income from continuing operations — diluted	$31,175	$14,639	$88,834	$87,955

Loss from discontinued operations, net of tax	$—	$—	$—	$(362)
Net income:
Net income — basic	$31,162	$14,639	$88,796	$87,555
After tax interest on convertible debt	13	—	38	38

Net income — diluted	$31,175	$14,639	$88,834	$87,593

Weighted average shares:
Weighted average shares — basic	251,765	257,408	250,858	259,505
Stock options	1,162	2,962	293	3,376
Convertible debt	121	—	121	121

Weighted average shares — diluted	253,048	260,370	251,272	263,002

Income from continuing operations per share:
Basic	$.12	$.06	$.35	$.34
Diluted	$.12	$.06	$.35	$.33

Net income per share:
Basic	$.12	$.06	$.35	$.34
Diluted	$.12	$.06	$.35	$.33

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive in the periods presented. Total options and convertible debentures not currently included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Antidilutive options	6,242	3,413	6,245	3,191
Antidilutive convertible debentures	—	173	—	52

Total common stock equivalents excluded from computation	6,242	3,586	6,245	3,243

     We adopted the FASB authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, on January 1, 2009. Our adoption had no material impact on our reported EPS as reflected in these unaudited condensed consolidated financial statements.
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

     Loss on divestitures and impairment charges, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
(Loss) gain on divestitures, net	$(72)	$3,627	$11,753	$(4,843)
Impairment losses	(2,149)	(16,446)	(13,033)	(23,880)

	$(2,221)	$(12,819)	$(1,280)	$(28,723)

     In the third quarter of 2009, we recognized a net $2.2 million of losses on impairment charges and asset divestitures. During the nine months ended September 30, 2009, we recognized $19.0 million in impairment charges and asset divestitures offset by a $17.7 million gain due to the release of VAT and social security indemnifications and a reduction of certain litigation indemnifications related to our former French operations. See Note 15 for further discussion of the indemnification liability.
Assets Held for Sale
     Net assets held for sale were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Assets:
Current assets	$1,512	$1,279
Preneed funeral receivables, net and trust investments	2,381	3,099
Preneed cemetery receivables, net and trust investments	54,651	49,985
Cemetery property, at cost	10,059	11,047
Property and equipment, net	5,227	1,386
Deferred charges and other assets	11,146	11,748
Cemetery perpetual care trust investments	19,778	20,247

Total assets	104,754	98,791

Liabilities:
Accounts payable and accrued liabilities	625	465
Deferred preneed funeral revenues	2,938	2,640
Deferred preneed cemetery revenues	56,537	51,730
Other liabilities	928	920
Care trusts’ corpus	19,778	20,247

Total liabilities	80,806	76,002

Net assets held for sale	$23,948	$22,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2009, we operated 1,250 funeral service locations and 364 cemeteries (including 206 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial stability is further enhanced by our $6.5 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2009, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

Recent Events
Acquisition
     On October 14, 2009, we entered into a definitive support agreement in which we agreed to acquire all of the outstanding common shares of Keystone North America Inc. (Keystone) for C$8.00 per share in cash. Keystone operates 199 funeral homes and 15 cemeteries in North America. The total transaction is valued at approximately $256 million, including the assumption of Keystone’s outstanding debt.
     We have substantial cash on hand that will be used in the transaction and have entered into a commitment letter with JPMorgan Chase Bank, N.A. and Bank of America, N.A. providing for a $250 million bridge financing, subject to certain conditions identified therein. We believe that we have a number of debt capital market alternatives, and we will determine the optimal funding structure consisting of a combination of long-term permanent debt and short-term pre-payable debt prior to the close of the transaction.
     The transaction is anticipated to close in the first quarter of 2010, subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act; however, there can be no assurance the acquisition will be completed by this time or at all.
Bank Credit Facility
     In the fourth quarter of 2009, we intend to amend and extend our senior credit facility to increase the availability thereunder from $300 million to $400 million, and we expect to use cash on hand and the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior notes due November 2011.
Financial Condition, Liquidity and Capital Resources
Recent Volatility in Financial Markets
     The weakened economy has created some volatility in our cemetery property sales production. During the nine months ended September 30, 2009, preneed and atneed comparable, or “same store”, cemetery property production declined 4.0%, which negatively impacted our cemetery revenue. However, in the third quarter of 2009, we did experience significant recovery compared with the previous three quarters. Preneed and atneed comparable cemetery property sales production increased 15.9% from the prior year third quarter, which exceeded our expectations. See Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 for further discussion of risks presented by the economy.
     Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been impacted by the volatility in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. Since that time, our trusts have recovered commensurate with the overall improvement in the financial markets. During the nine months ended September 30, 2009, our combined trust fund assets increased 19.9%, primarily due to unrealized aggregate net gains. These gains were partially offset by realized aggregate net losses (excluding impairments) of $72.6 million in our preneed funeral and cemetery merchandise and service trusts. In addition, we realized aggregate net losses (excluding impairments) of $8.0 million in our cemetery perpetual care trusts.
     As of September 30, 2009, we have cumulative net unrealized losses of $119.1 million in our preneed funeral and cemetery merchandise and service trusts, and cumulative net unrealized losses of $54.5 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 in Part I, Item 1, Financial Statements. In the third quarter of 2009, we experienced a substantial recovery in our trust investments, with net investment activity that reduced our net unrealized losses by $200.3 million in our preneed funeral and cemetery merchandise and service trusts and by $77.7 million in our cemetery perpetual care trusts. At September 30, 2009, these net unrealized losses represented 6.6% of our original cost basis of $2.6 billion. As explained in “Critical Accounting Policies, Fair Value Measurements” in our 2008 Annual Report on Form 10-K, changes in unrealized gains and/or losses related to these securities are reflected in Accumulated other comprehensive income and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. Therefore, the majority of these significant net unrealized losses are not reflected in our consolidated statement of operations for the nine months ended September 30, 2009. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.

Trust Investments
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts until the merchandise is delivered or the service is performed. Investment earnings associated with our trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale.
     Also, we are required by state or provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. The majority of states require that net gains and losses are retained and added to the corpus, but certain states allow the net realized gains and losses to be included in the income that is distributed.
     Independent trustees manage and invest all of the funds deposited into our funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state regulations. All of our trustees engage the same independent investment advisor. The investment guidelines are governed by state and provincial legislation. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. Asset allocation is based on regulatory guidelines and matched to the liability structure of each trust.
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
     The market values of our trust investments at September 30, 2009 are detailed below (in thousands).

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total
Fixed income securities:
U.S. Treasury	$35,695	$41,196	$76,891	$6,157	$83,048
Canadian government	93,156	14,945	108,101	25,178	133,279
Corporate	34,365	9,615	43,980	40,011	83,991
Mortgage-backed	5,107	9,299	14,406	3,693	18,099
Asset-backed	150	—	150	—	150
Equity securities:
Preferred stock	—	—	—	8,926	8,926
Common stock (based on investment objectives):
Growth	150,657	208,432	359,089	4,098	363,187
Value	170,742	251,547	422,289	115,577	537,866
Mutual funds:
Equity	92,660	204,806	297,466	97,096	394,562
Fixed income	135,243	178,713	313,956	470,757	784,713
Private equity	10,911	3,788	14,699	8,271	22,970
Other	1,298	1,346	2,644	6,508	9,152

	729,984	923,687	1,653,671	786,272	2,439,943

Assets associated with businesses held for sale	(1,786)	(49,424)	(51,210)	(19,778)	(70,988)
Cash and cash equivalents	150,452	139,110	289,562	81,665	371,227
Insurance-backed fixed income securities	214,999	—	214,999	—	214,999

Total trust assets	$1,093,649	$1,013,373	$2,107,022	$848,159	$2,955,181

     As of the end of the quarter, 96% of our trusts were under the control and custody of four preferred trustees. The three large U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
Fixed Income Securities
     Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. Our trusts have direct investments primarily in government fixed income securities.
     Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. Our trusts have direct investments primarily in domestic equity portfolios that include large, mid and small capitalization companies of different investment objectives (i.e., growth and value). The majority of our equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well diversified. As of September 30, 2009, the largest single equity position represented less than 1% of our total equity securities portfolio.
Mutual Funds
     Our trust funds employ institutional mutual funds where operationally or economically efficient. Institutional mutual funds are utilized to invest in various asset classes including US equities, non-US equities, convertible bonds, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, real estate investment trusts (REITs), and commodities. Our mutual funds are governed by guidelines outlined in their individual prospectuses.
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
Outlook for Trust Investments
     The trust fund income recognized from these investment assets continues to be volatile. During the recent economic downturn, our trusts outperformed the broad market due to their diversified investment strategy. During the twelve months ended September 30, 2009, the Standard and Poor’s 500 Index decreased approximately 7% and the combined SCI trusts increased approximately 5%. During the three months ended September 30, 2009, the Standard and Poor’s 500 Index increased approximately 16% and the combined SCI trusts increased approximately 12%. As the capital markets continue to improve, we expect our trusts to participate in the recovery.

     SCI, its trustees and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $305.3 million during the nine months ended September 30, 2009. Our current cash and cash equivalents balance is approximately $200 million as of October 31, 2009. In addition, we have approximately $250 million in excess borrowing capacity under our revolving credit facility.
     Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2009, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2009 are as follows:

	Per credit
	agreement	Actual
Leverage ratio	4.25 (Max)	3.35
Interest coverage ratio	2.75 (Min)	3.73
     Our financial covenant requirements under our credit facility become more restrictive over time. Under the existing agreement, our future leverage and interest coverage ratios are as follows:

Leverage ratio (max)
2009	4.25
2010	3.75
Thereafter	3.50

Interest coverage ratio (min)
2009 thru June 2010	2.75
Thereafter	3.00
     We intend to amend and extend our senior credit facility to increase the availability thereunder from $300 million to $400 million, and we expect to use cash on hand and the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior notes due November 2011.
     We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. However, given the current environment, interest rates on new borrowings are significantly higher than levels experienced in recent history. We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will be adequate to meet our financial obligations over the next 12 months.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
     Operating Activities — Net cash provided by operating activities increased $71.9 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase was the result of a $90 million United States Federal transaction-related tax payment in the prior year, partially offset by an $18.1 million net decrease in working capital. The net decrease in working capital reflects lower collections of preneed and atneed receivables, which were partially offset by our cost control initiatives in the current year.
     Investing Activities — Net cash used in investing activities decreased $72.4 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a decrease of $45.9 million in capital expenditures, a $20.5 million decrease in deposits of restricted funds, and a $5.2 million decrease in acquisition activity.

     Financing Activities — Net cash used in financing activities increased by $52.8 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a $64.2 million increase in debt payments in 2009 to early extinguish certain of our debt, partially offset by a $7.3 million increase in proceeds from exercise of stock options.
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

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Preneed funeral	$126.6	$130.6
Preneed cemetery:
Merchandise and service	125.8	132.4
Pre-construction	2.3	2.9

Bonds supporting preneed funeral and cemetery obligations	254.7	265.9

Bonds supporting preneed business permits	4.6	5.1
Other bonds	21.6	17.7

Total surety bonds outstanding	$280.9	$288.7

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2009 and 2008, we had $6.0 million and $7.3 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2009 and 2008, we had $18.6 million and $23.1 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2009 and 2008.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$33.7	$42.8	$109.7	$121.2

Sales production (number of contracts)	6,705	8,419	21,063	24,392

Maturities	$41.4	$49.2	$130.6	$157.4

Maturities (number of contracts)	9,872	10,756	32,394	34,696

Cemetery:
Sales production:
Preneed	$101.7	$86.6	$289.4	$287.1
Atneed	58.0	59.8	179.7	191.0

Total sales production	$159.7	$146.4	$469.1	$478.1

Sales production deferred to backlog:
Preneed	$41.4	$37.8	$120.2	$118.7
Atneed	43.8	45.7	137.9	145.6

Total sales production deferred to backlog	$85.2	$83.5	$258.1	$264.3

Revenue recognized from backlog:
Preneed	$30.7	$32.6	$98.6	$97.8
Atneed	44.8	47.8	137.0	149.3

Total revenue recognized from backlog	$75.5	$80.4	$235.6	$247.1

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2009 and 2008, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded (1):
Sales production	$88.4	$83.6	$240.0	$234.0

Sales production (number of contracts)	14,822	13,782	40,487	38,985

General agency revenue	$15.8	$14.9	$42.4	$41.2

Maturities	$58.2	$54.5	$182.5	$181.2

Maturities (number of contracts)	10,998	10,520	34,173	35,461

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust, as of September 30, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
     The table also reflects our preneed funeral and cemetery receivables and trust investments (market and cost basis) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	September 30, 2009
	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.60	$0.60
Deferred preneed funeral receipts held in trust	1.09	1.14

	$1.69	$1.74
Allowance for cancellation on trust investments	(0.12)	(0.12)

Backlog of trust-funded deferred preneed funeral revenues	$1.57	$1.62
Backlog of insurance-funded preneed funeral revenues	3.27	3.27

Total backlog of preneed funeral revenues	$4.84	$4.89

Preneed funeral receivables and trust investments	$1.31	$1.36
Allowance for cancellation on trust investments	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.20	$1.25
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.27	3.27

Total assets associated with backlog of preneed funeral revenues	$4.47	$4.52

Deferred preneed cemetery revenues	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	1.01	1.08

	$1.82	$1.89
Allowance for cancellation on trust investments	(0.14)	(0.14)

Backlog of deferred cemetery revenues	$1.68	$1.75

Preneed cemetery receivables and trust investments	$1.31	$1.38
Allowance for cancellation on trust investments	(0.14)	(0.14)

Assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.17	$1.24

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
Results of Operations — Three Months Ended September 30, 2009 and 2008
Management Summary
     Key highlights in the third quarter of 2009 were as follows:
•	Funeral gross profit increased $9.5 million or 16.0% due to lower variable merchandise costs, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves; partially offset by the impact of lower funeral services performed and a decrease in funeral trust fund income; and

•	Cemetery gross profit increased $9.4 million or 40.7% due to increased property revenues, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves; partially offset by a decrease in merchandise revenues.
Results of Operations
     In the third quarter of 2009, we reported net income attributable to common stockholders of $31.2 million ($.12 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2008 of $14.6 million ($.06 per diluted share). Our results were impacted by the following items:
•	a net after-tax loss on asset sales of $2.3 million in the third quarter of 2009, primarily due to an impairment charge on various locations in North America as compared to an after-tax loss on asset sales of $8.3 million in the third quarter of 2008;

•	increase in certain tax reserves of $0.8 million in the third quarter of 2009 as compared to a reduction of $1.0 million in the third quarter of 2008;

•	an after-tax gain from the early extinguishment of debt of $0.3 million in the third quarter of 2009; and

•	an after-tax charge of $2.6 million related to Hurricane losses in the third quarter of 2008.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2009 and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2008 and ending September 30, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
September 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$327.4	$4.3	$0.6	$322.5
Cemetery revenue	168.3	1.7	0.2	166.4

	495.7	6.0	0.8	488.9
Germany revenue	1.5	—	—	1.5

Total revenue	$497.2	$6.0	$0.8	$490.4

North America Gross Profits
Funeral gross profits	$68.7	$(0.9)	$(0.3)	$69.9
Cemetery gross profits	32.5	0.2	0.1	32.2

Total gross profits	$101.2	$(0.7)	$(0.2)	$102.1

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
September 30, 2008	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$348.9	$8.2	$4.5	$336.2
Cemetery revenue	166.0	3.5	0.6	161.9

	514.9	11.7	5.1	498.1
Germany revenue	1.5	—	—	1.5

Total revenue	$516.4	$11.7	$5.1	$499.6

North America Gross Profits
Funeral gross profits	$59.2	$—	$(0.7)	$59.9
Cemetery gross profits	23.1	0.6	0.1	22.4

Total gross profits	$82.3	$0.6	$(0.6)	$82.3

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2009 and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the consolidated number of funeral services performed during the period.

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$328.9	$350.4
Less: consolidated GA revenue	15.8	14.9
Less: other revenue	1.8	2.2

Adjusted consolidated funeral revenue	$311.3	$333.3

Consolidated funeral services performed	60,494	65,177
Consolidated average revenue per funeral service	$5,146	$5,114

     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2009 and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable funeral revenue	$324.0	$337.7
Less: comparable GA revenue	15.7	14.9
Less: other revenue	2.0	2.1

Adjusted comparable funeral revenue	$306.3	$320.7

Comparable funeral services performed	59,266	62,118
Comparable average revenue per funeral service	$5,168	$5,163
Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $328.9 million in the third quarter of 2009 compared to $350.4 million in the same period in 2008. This decrease is due to a 7.2% decline in funeral services performed, an unfavorable Canadian currency impact of $1.7 million, and $4.2 million in decreased trust fund income.
Funeral Services Performed
     Our consolidated funeral services performed decreased 7.2% in the third quarter of 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 4.6% in the third quarter of 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 42.8% in the third quarter of 2009 increased slightly from 42.3% in 2008.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $32, or 0.6% in the third quarter of 2009 compared to the same period in 2008. Our comparable average revenue per funeral service increased $5, or 0.1%, in the third quarter of 2009 over the same period in 2008. Excluding an unfavorable Canadian currency impact of $1.7 million and decreased trust fund income, the comparable average revenue per funeral service grew approximately 1.9%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $9.5 million in the third quarter of 2009 compared to same period in 2008. The consolidated gross margin percentage increased to 20.9% from 16.9%. Comparable funeral gross profits increased $10.0 million, or 16.7%, when compared to the same period in 2008. This increase is due to lower variable merchandise costs, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves; partially offset by the decrease in revenues described above.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $2.3 million, or 1.4%, in the third quarter of 2009 compared to the same period in 2008. Comparable cemetery revenues increased $4.5 million, or 2.8%, when compared with the same period in 2008. This increase was primarily driven by a $9.2 million increase in preneed production partially offset by a $3.5 million decline in atneed revenue, which was in line with our expectations.

Cemetery Gross Profits
     Consolidated cemetery gross profit increased $9.4 million, or 40.7%, in the third quarter of 2009 compared to the same period in 2008. Our consolidated cemetery gross margin percentage was 19.3% compared to 13.9% in the same period in 2008. These increases reflect a decline in personnel costs related to work-force initiatives, a reduction in our self-insurance casualty reserves, and the increased property production described above. The cemetery gross profit in the quarter exceeded our expectations as cost control initiatives and higher-than-expected property production more than offset lower-than-expected atneed revenues due to a reduced number of deaths in our markets.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses of $21.0 million in the third quarter of 2009 increased $4.9 million compared to the third quarter of 2008 primarily due to $4.0 million in increased employee benefit expenses in 2009.
Loss on Divestitures and Impairment Charges, net
     We recognized a $2.2 million net pre-tax loss on divestitures and impairment charges in the third quarter of 2009. This loss was due primarily to impairment charges on various locations in North America. In the third quarter of 2008, we recognized a $12.8 million net pretax loss from impairment charges and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Hurricane Expense, net
     Hurricane expense, net reflects $4.3 million in estimated property damages incurred at various locations caused by Hurricane Ike in September 2008, net of estimated insurance recoveries.
Interest Expense
     Interest expense decreased to $29.4 million in the third quarter of 2009, compared to $33.2 million in the third quarter of 2008. The decrease was primarily due to lower average levels of debt. For additional information see Part I, Item 1. Financial Statements, Note 9.
Gain on Early Extinguishment of Debt
     During the third quarter of 2009, we purchased $17.2 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a gain of $0.5 million, which represents a $0.8 million discount to early extinguish the debt, partially offset by the write-off of unamortized deferred loan costs of $0.3 million. For additional information regarding these debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
     The income tax rate was 38.8% in the third quarter of 2009 as compared to 7.3% in the third quarter of 2008. The low tax rate in 2008 reflects discrete items, including the release of tax reserves due to the expiration of certain statutory limitations and state tax planning.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 253.0 million in the third quarter of 2009, compared to 260.4 million in the third quarter of 2008, reflecting share repurchases in 2008 under our Board-approved share repurchase program.

Results of Operations — Nine Months Ended September 30, 2009 and 2008
Management Summary
     Key highlights during the first nine months of 2009 were as follows:
•	Funeral gross profit decreased $16.1 million or 6.7%, due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs, a decline in personnel costs related to work-force initiatives, and a decrease in self-insurance casualty reserves; and

•	Cemetery gross profit decreased $7.8 million due to revenue declines, which were largely offset by lower variable selling compensation and merchandise expenses, a decline in personnel costs related to work-force initiatives, and a decrease in self-insurance casualty reserves.
Results of Operations
     In the first nine months of 2009, we reported net income attributable to common stockholders of $88.8 million ($.35 per diluted share) compared to net income attributable to common stockholders in the first nine months of 2008 of $87.6 million ($.33 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $5.3 million in the first nine months of 2009 partially offset by a reduction in indemnification claims related to our former French operations, as compared to an after-tax loss on asset sales of $19.8 million in the first nine months of 2008;

•	a reduction in certain tax reserves of $1.6 million in the first nine months of 2009 as compared to $3.6 million in the first nine months of 2008;

•	an after-tax gain from the early extinguishment of debt of $2.4 million in the first nine months of 2009;

•	an after-tax expense related to our integration of Alderwoods of $0.7 million in the first nine months of 2008;

•	an after-tax charge of $2.6 million related to Hurricane losses in the first nine months of 2008; and,

•	an after-tax loss from discontinued operations of $0.4 million in the first nine months of 2008.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2009 and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2008 and ending September 30, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Nine Months Ended		with Acquisition/	Results Associated
September 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,031.8	$14.0	$4.6	$1,013.2
Cemetery revenue	485.2	5.5	0.8	478.9

	1,517.0	19.5	5.4	1,492.1
Germany revenue	4.8	—	—	4.8

Total revenue	$1,521.8	$19.5	$5.4	$1,496.9

North America Gross Profits
Funeral gross profits	$223.7	$(1.4)	$(0.9)	$226.0
Cemetery gross profits	79.2	1.8	0.1	77.3

	302.9	0.4	(0.8)	303.3
Germany gross profits	0.2	—	—	0.2

Total gross profits	$303.1	$0.4	$(0.8)	$303.5

		Less:
		Results Associated	Less:
Nine Months Ended		with Acquisition/	Results Associated
September 30, 2008	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,113.9	$8.2	$17.4	$1,088.3
Cemetery revenue	519.4	3.5	2.3	513.6

	1,633.3	11.7	19.7	1,601.9
Germany revenue	5.4	—	—	5.4

Total revenue	$1,638.7	$11.7	$19.7	$1,607.3

North America Gross Profits

Funeral gross profits	$239.7	$(0.2)	$(1.3)	$241.2
Cemetery gross profits	87.0	0.6	—	86.4

	326.7	0.4	(1.3)	327.6
Germany gross profits	0.3	—	—	0.3

Total gross profits	$327.0	$0.4	$(1.3)	$327.9

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2009 and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the consolidated number of funeral services performed during the period.

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$1,036.6	$1,119.3
Less: consolidated GA revenue	42.4	41.2
Less: other revenue	6.0	7.1

Adjusted consolidated funeral revenue	$988.2	$1,071.0

Consolidated funeral services performed	193,572	210,482
Consolidated average revenue per funeral service	$5,105	$5,088
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the nine months ended September 30, 2009 and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in millions, except
	average revenue per funeral
	service)
Comparable funeral revenue	$1,018.0	$1,093.7
Less: comparable GA revenue	42.1	41.1
Less: other revenue	6.1	6.9

Adjusted comparable funeral revenue	$969.8	$1,045.7

Comparable funeral services performed	189,141	205,071
Comparable average revenue per funeral service	$5,127	$5,099

Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $1,036.6 million in the first nine months of 2009 compared to $1,119.3 million in the same period in 2008. This decrease is due to an 8.0% decline in funeral services performed, an unfavorable Canadian currency impact of $15.0 million, and $14.4 million in decreased trust fund income.
Funeral Services Performed
     Our consolidated funeral services performed decreased 8.0% in the first nine months of 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 7.8% in the first nine months of 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors and was due in part to a relatively mild influenza season compared to the first nine months of 2008 and an additional day due to a leap year in the prior year. Our comparable cremation rate of 42.8% in the first nine months of 2009 increased from 41.7% in 2008.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $17, or 0.3% in the first nine months of 2009 compared to the same period in 2008. Our comparable average revenue per funeral service increased $28, or 0.5%, in the first nine months of 2009 over the same period in 2008. Excluding an unfavorable Canadian currency impact of $15.0 million and decreased trust fund income, the comparable average revenue per funeral service grew approximately 3.3%.
Funeral Gross Profit
     Consolidated funeral gross profits decreased $16.1 million in the first nine months of 2009 compared to same period in 2008. The consolidated gross margin percentage increased to 21.6% from 21.4%. Comparable funeral gross profits decreased $15.3 million, or 6.3%, when compared to the same period in 2008. This decrease is due to the impact of lower funeral services performed and a decrease in funeral trust fund income, which were partially offset by lower variable merchandise costs, a decline in personnel costs related to work-force initiatives, and a decrease in self-insurance casualty reserves.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations decreased $34.2 million, or 6.6%, in the first nine months of 2009 compared to the same period in 2008. Comparable cemetery revenues declined $34.7 million, or 6.8%, when compared with the same period in 2008. This decrease was primarily driven by a $3.7 million decline in comparable recognized preneed property revenues as well as a $16.1 million decline in atneed revenues, which was in line with our expectations and continued to be impacted by negative consumer sentiment resulting from the difficult economic environment. Other revenue decreased $10.2 million as cemetery trust fund income recognized from our preneed merchandise and service trusts declined $5.8 million due to negative market returns experienced in late 2008 and early 2009.
Cemetery Gross Profits
     Consolidated cemetery gross profit decreased $7.8 million, or 9.0%, in the first nine months of 2009 compared to the same period in 2008. Our consolidated cemetery gross margin percentage was 16.3% compared to 16.8% in the same period in 2008. These decreases reflect the revenue declines discussed above, partially offset by lower variable selling compensation expenses, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves. The cemetery gross profit in the first nine months of 2009 exceeded our expectations as cost control initiatives helped to offset lower-than-expected atneed revenues due to a reduced number of deaths in our markets.

Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses of $69.2 million in the first nine months of 2009 were $6.4 million higher when compared to $62.8 million in the nine months ended 2008 primarily due to increases in certain legal and investigative fees and a $4.7 million increase in employee benefit expenses, as reductions in corporate bonuses and long-term incentive plans did not recur.
Loss on Divestitures and Impairment Charges, net
     We recognized a $1.3 million net pre-tax loss on divestitures and impairment charges in the first nine months of 2009. This loss was due to a $19.0 million impairment charge and asset divestitures offset by a $17.7 million release of VAT, social security, and litigation indemnifications related to our former French operations. In the first nine months of 2008, we recognized a $28.7 million net pretax loss from impairment charges and asset divestitures primarily associated with non-strategic funeral and cemetery businesses in the United States and Canada.
Hurricane Expense, net
     Hurricane expense, net reflects $4.3 million in estimated property damages incurred at various locations caused by Hurricane Ike in September of 2008, net of estimated insurance recoveries.
Interest Expense
     Interest expense decreased to $93.4 million in the first nine months of 2009, compared to $100.6 million during the nine months ended September 30, 2008. The decrease was primarily due to repayment and maturity of our senior notes and debentures, and lower rates associated with floating rate debt. For additional information see Part I, Item 1. Financial Statements, Note 9.
Gain on Early Extinguishment of Debt
     During the nine months ended September 30, 2009, we purchased $91.3 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a gain of $3.9 million, which represents a $5.2 million discount to early extinguish the debt partially offset by the write-off of unamortized deferred loan costs of $1.3 million. For additional information regarding the debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
     The income tax rate was 38.8% in the first nine months of 2009 as compared to 34.6% in the first nine months of 2008. The low tax rate in 2008 reflects discrete items, including the release of tax reserves due to the expiration of certain statutory limitations and state tax planning.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 251.3 million during the nine months ended September 30, 2009, compared to 263.0 million during the nine months ended September 30, 2008, reflecting 2008 share repurchases under our Board-approved share repurchase program.

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
Noncontrolling Interests
     The FASB issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively. As a result, we have modified our unaudited condensed consolidated statement of operations, unaudited condensed consolidated balance sheet, unaudited condensed consolidated statement of cash flows, and unaudited condensed consolidated statement of equity to incorporate the required disclosure of noncontrolling interest information.
     During our examination of the FASB authoritative guidance for noncontrolling interests and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by the new guidance, which states that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. In addition, since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, we re-characterized the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. Additionally, we re-characterized the amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” as “Care trusts’ corpus”.
Fair Value Measurements
     We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the FASB authoritative guidance for fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by FASB guidance for all of our available-for-sale securities, see Part I, Item 1. Financial Statements, Notes 4, 5, and 6.

     In February 2008, the FASB provided a one-year deferral of the effective date of its authoritative guidance for fair value measurements for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with deferral provisions, we adopted the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment that we disclose or recognize at fair value on a non-recurring basis as of January 1, 2009. As none of our non-financial assets or liabilities within the scope of guidance experienced an event that required fair value measurement during the nine months ended September 30, 2009, our adoption for these assets and liabilities has had no impact on our results of operations, consolidated financial position, or cash flows.
     In April 2009, the FASB issued additional guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The guidance, which was effective for us in the second quarter of 2009, did not have a material impact on our results of operations, consolidated financial position, or cash flows.
Recent Accounting Pronouncements and Accounting Changes
     For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 3.
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict”, that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas, and fuel oil), costs of other materials, employee-related costs or other factors.

•	Inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding funeral or burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	Amounts that we may be required to replenish into our affiliated funeral and cemetery trust funds in order to meet minimal funding requirements.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. While such payments would affect our cash flow, we do not believe they would impair our ability to service debt or our overall liquidity. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be released through our tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report from our auditors regarding the effectiveness of our internal control over financial reporting.

•	The possibility that restrictive covenants in our credit agreement and privately placed debt securities may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs, which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.

•	The weakened economy may cause customers to reassess preneed funeral or cemetery arrangements or decrease the amounts atneed customers are willing to pay or consider cremation as opposed to burial.

•	Changes in our funeral and cemetery trust funds, investments in equity securities, fixed income securities, and mutual funds could be significantly negatively impacted by the weakened economy.
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
     Cost and market values as of September 30, 2009 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of recent volatility in financial markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2009. To address the material weakness described below, we performed additional review and analysis and other post-closing procedures to ensure that our income tax provision and related tax disclosures were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Based on the additional procedures performed, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in conformity with US GAAP.
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
     In response to the identified material weakness, our management, with oversight from our Audit Committee, has dedicated significant resources to enhance our internal control over financial reporting and to remedy the identified material weakness. However, this material weakness continues to exist as of September 30, 2009. Management is in the process of conducting an assessment of the Company’s accounting for income tax processes with the assistance of an outside Big Four public accounting firm. This assessment will identify areas for process and technological improvements to integrate tax information, optimize the tax organization structure, and reduce manual processes. Additionally, management has implemented, or will implement, the remediation steps listed in Item 9A of our Annual Report on Form 10-K to enhance our internal controls over the calculation of our income tax provision and related balance sheet accounts.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 31, 2009, we issued 1,430 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of September 30, 2009, the aggregate purchases pursuant to our share repurchase program totaled $1.0 billion. As of September 30, 2009, the remaining authorized dollar value of shares that may yet be purchased under our share repurchase program was approximately $123.4 million. No shares were repurchased during the nine months ended September 30, 2009.
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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
November 5, 2009
SERVICE CORPORATION INTERNATIONAL

By:	/s/ Tammy R. Moore
Tammy R. Moore
Corporate Controller (Chief Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2009 and 2008.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.