Form 10-K
period 2009-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2010-02-26
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $1,324,846,773 based upon a closing market price of $5.48 on June 30, 2009 of a share of common stock as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 22, 2010 was 254,034,884 (net of treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2010 Annual Meeting of Shareholders (Part III)

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

General

We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2009, we operated 1,254 funeral service locations and 372 cemeteries (including 212 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. As part of our Alderwoods Group, Inc. (Alderwoods) acquisition in the fourth quarter of 2006, we acquired Mayflower National Life Insurance Company (Mayflower), an insurance business that we sold in July 2007. The operations of this business through the date of sale are presented as discontinued operations in our consolidated statement of operations.

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

During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested most of our international businesses and many North American funeral homes and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of death care services and products — Dignity Memorial® (See www.dignitymemorial.com)

In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired our biggest competitor, Alderwoods. By combining the two leading companies in the deathcare industry, we have been able to realize more than $90 million in annual pretax cost synergies, savings, and revenue enhancement opportunities.

Funeral and Cemetery Operations

Worldwide, we have 1,266 funeral service locations and 372 cemeteries (including 212 combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, Puerto Rico, and Germany. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.

Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. As a result of these preneed sales, our backlog of unfulfilled contracts was $6.4 billion and $6.2 billion at December 31, 2009 and 2008, respectively.

Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. With the acquisition of Alderwoods, we acquired Rose Hills, which is the largest combination operation in the United States, performing over 4,500 funeral services and 8,000 interments per year.

In 2009 our operations in the United States and Canada were organized into 37 major markets and 43 middle markets (including ten Hispana markets). Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.

The following table (which includes businesses held-for-sale at December 31, 2009) provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

United States
Alabama	31	9	40
Arizona	30	11	41
Arkansas	9	—	9
California	117	31	148
Colorado	23	11	34
Connecticut	16	—	16
District of Columbia	1	—	1
Florida	108	52	160
Georgia	37	19	56
Hawaii	2	2	4
Idaho	2	1	3
Illinois	38	25	63
Indiana	27	8	35
Iowa	4	2	6
Kansas	8	2	10
Kentucky	12	3	15
Louisiana	26	5	31
Maine	10	—	10
Maryland	12	7	19
Massachusetts	27	—	27

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

Michigan	24	—	24
Minnesota	10	2	12
Mississippi	20	2	22
Missouri	16	3	19
Montana	4	—	4
Nebraska	2	—	2
Nevada	11	7	18
New Hampshire	6	—	6
New Jersey	20	—	20
New York	71	—	71
North Carolina	41	11	52
Ohio	18	11	29
Oklahoma	14	7	21
Oregon	10	3	13
Pennsylvania	17	17	34
Puerto Rico	4	5	9
Rhode Island	4	—	4
South Carolina	3	4	7
Tennessee	31	14	45
Texas	139	55	194
Utah	3	3	6
Virginia	25	12	37
Washington	33	12	45
West Virginia	3	6	9
Wisconsin	8	—	8
Canada
Alberta	10	—	10
British Columbia	35	7	42
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	13	—	13
Ontario	44	—	44
Quebec	49	—	49
Saskatchewan	17	—	17
Germany	12	—	12

Total	1,266	372	1,638

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2009, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2009, our 372 cemeteries contained a total of approximately 26,273 acres, of which approximately 59% was developed.

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

We believe we have an unparalleled network of funeral service locations and cemeteries that offer high-quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have branded our funeral operations in North America under the name Dignity Memorial®. We believe our transcontinental branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

Strategies for Growth

Currently, we are relying on our strong competitive position and financial strength to remain a solid leader in our industry, despite the recessionary state of the overall economy. We remain optimistic that as economic conditions continue to improve, our principal growth strategies will allow us to resume profitable growth over the long-term. Our strategies are as follows:

Target Our Customer

During 2009 we continued to build on our extensive consumer research and market to consumers who we believe are receptive to our message around the importance of pre-planning. Building on lessons learned from our pilot programs in 2008, we expanded our targeted marketing and sales program into large, important markets in 2009 with favorable results. The combination of targeted direct mail, select media advertising, and a revitalized team approach from our sales organization is generating quality leads that our sales team is closing at a high rate. In addition, we began a series of advertisements for Dignity Memorial®. The results of these advertisements were positive and we plan to expand to other Dignity Memorial® markets throughout 2010.

During 2008 we launched Dignity Planning®, an end-of-life planning tool available via the web, telephone or in a paper version. This planning tool reaches customers we might not ordinarily contact, allowing families who are in the process of estate planning an opportunity to plan a funeral in which they detail the types of services and products they would like to purchase. The total cost is then used as a basis for the amount of insurance coverage needed. Although use of the Dignity Planning® tool does not require a potential customer to use a Dignity Memorial® provider, our preliminary results indicate that most consumers using the tool do choose a Dignity Memorial® provider. We currently have agreements in place with several insurance companies and insurance marketing organizations to have their sales teams sell through Dignity Planning®, and we plan to expand that network throughout 2010.

We also spent much of 2009 developing a new Dignity Memorial® website, designed to capture customers and leads via the power of the internet. We now have the ability to display obituaries on our location’s web sites that allow friends and family of the deceased to check the schedule of services, write condolences, post photos or videos and easily share this information through social media. In addition, those reading the obituaries have the opportunity to learn more about Dignity Memorial® and begin developing their own funeral plans. Set to launch in early 2010, we believe DignityMemorial.com is a one-of-a-kind website that will spread our message of planning to consumers that we would otherwise not meet.

Drive Operating Discipline and Leverage Our Scale

We continue to drive operating discipline and leverage our scale through standardization of processes and the usage of key performance metrics for staffing and other operational and administrative activities. In 2009 we continued to focus on location staffing levels to ensure that we are aligning our funeral, cemetery, and personal care center resources appropriately with our volume of business. In addition, we conducted a major review of our cemetery maintenance expenses to identify opportunities for improvements, including consolidation of our vendor base for lawn care activities. We also started vigorous analyses of our purchasing spend to look for ways to better leverage our spend by reducing the number of suppliers and employing metrics to manage and improve supplier performance.

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

Employees

At December 31, 2009, we employed 13,087 (13,055 in North America) individuals on a full-time basis and 7,089 (7,083 in North America) individuals on a part-time basis. Of the full-time employees, 12,469 were employed in the funeral and cemetery operations and 618 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 3.5% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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

Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds. Our earnings or gains and losses on these investments are affected by market conditions that are beyond our control. Our funeral and cemetery merchandise and service and cemetery perpetual care trusts have been impacted by the volatility in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. Since that time, our trusts have recovered commensurate with the overall improvement in the financial markets.

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the three years ended December 31:

	2009	2008	2007

Preneed funeral merchandise and service trust funds	23.0%	(23.5)%	9.9%
Preneed cemetery merchandise and service trust funds	27.3%	(26.9)%	9.8%
Perpetual care trust funds	22.4%	(15.4)%	3.2%

Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.

If our trust funds experience additional volatility in 2010 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2009, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative affect on our earnings and cash flow.

In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2009, we had unrealized losses of $9.1 million in the various trusts in these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.

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

Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

Our bank credit facility contains, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. The covenants limit, among other things, our and our subsidiaries’ ability to:

•	Incur additional indebtedness (including guarantee obligations);

•	Create liens on assets;

•	Engage in certain transactions with affiliates;

•	Enter into sale-leaseback transactions;

•	Engage in mergers, liquidations, and dissolutions;

•	Sell assets;

•	Pay dividends, distributions, and other payments in respect of our capital stock;

•	Purchase our capital stock in the open market;

•	Make investments, loans, or advances;

•	Repay indebtedness or amend the agreements relating thereto;

•	Create restrictions on our ability to receive distributions from subsidiaries; and

•	Change our lines of business.

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default under our indebtedness. If an event of default (if incurred 30 days after we receive notice of such bank credit facility default) under our bank credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $224.7 million into state-mandated trust accounts as of December 31, 2009.

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

We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 16% of the total sale from the third party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.

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

As discussed in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations; however, litigation and other claims are subject to inherent uncertainties, and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position, cash flows, and results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected.

The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.

There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our North American operations during 2009, 41.0% of the comparable funeral services we performed were cremation cases compared to 39.5% and 38.4% performed in 2008 and 2007, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services. If we are unable to successfully expand our cremation memorialization products and services, and cremations continue to be a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.

Our funeral home and cemetery businesses are high fixed-cost businesses.

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

The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2005 and various state jurisdictions are auditing years through 2008. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future.

Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.

In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test in 2009, we concluded that there was no impairment of our goodwill. However, if economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill. Our cemetery segment, which has a goodwill balance of $60.6 million as of December 31, 2009, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may fail to consummate the acquisition of Keystone.

The consummation of the acquisition of Keystone is subject to certain customary closing conditions. There can be no assurance that SCI and Keystone will obtain the necessary approvals and satisfy the conditions to consummate the acquisition. In November 2009, we issued $150 million of unsecured 8.0% Senior Notes due 2021. The net proceeds of these notes are held in escrow accounts, pending the consummation of the Keystone acquisition and related financial transactions. In the event the Keystone acquisition is not consummated on or prior to June 30, 2010, these notes are subject to special mandatory redemption. These notes may also be redeemed at our option, in whole but not in part, at any time prior to June 30, 2010 if, in our sole judgment, the Keystone acquisition will not be consummated by that date. The redemption price in either case will be 101% of the issue price of the notes, plus accrued and unpaid interest to the redemption date.

We may fail to realize the anticipated benefits of the acquisition of Keystone.

If consummated, the success of the Keystone acquisition will depend, in part, on our ability to realize the anticipated cost savings from shared corporate and administrative areas and the rationalization of duplicative expenses. In order to realize the anticipated benefits from the acquisition, we must successfully combine the businesses of SCI and Keystone in a manner that permits those costs savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. SCI and Keystone have operated, and until the completion of the acquisition will continue to operate, independently. It is possible that the integration process could result in the loss of valuable employees, the disruption of each company’s ongoing business, or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations.

The acquisition of Keystone may prove disruptive and could result in the combined business failing to meet our expectations.

The process of integrating the operations of Keystone may require a disproportionate amount of resources and management attention. Our future operations and cash flows will depend largely upon our ability to operate Keystone efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies. Our management team may encounter unforeseen difficulties in managing the integration. In order to successfully combine and operate our businesses, our management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.

Failure to maintain effective internal control over financial reporting could adversely affect our financial results, our operations and our stock price, and cause investors to lose confidence in the reliability of our financial statements.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. When we identify material weaknesses in our internal control over financial reporting, as has been the case in years prior to 2009, we are unable to conclude that our internal control over financial reporting is effective. In such event, our financial results, operations and stock price could be adversely affected, and investors could lose confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.

Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 23, 2010 the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer

R. L. Waltrip	79	Chairman of the Board	1962
Thomas L. Ryan	44	President and Chief Executive Officer	1999
Michael R. Webb	51	Executive Vice President and Chief Operating Officer	1998
J. Daniel Garrison	58	Senior Vice President Sales	1998
Philip C. Jacobs	55	Senior Vice President and Chief Marketing Officer	2007
Stephen M. Mack	58	Senior Vice President Middle Market Operations	1998
Elisabeth G. Nash	47	Senior Vice President Operations Services	2004
Gregory T. Sangalis	54	Senior Vice President General Counsel and Secretary	2007
Eric D. Tanzberger	41	Senior Vice President Chief Financial Officer and Treasurer	2000
Sumner J. Waring, III	41	Senior Vice President Operations	2002
Joseph A. Hayes	53	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Jane D. Jones	54	Vice President Human Resources	2005
Albert R. Lohse	49	Vice President Litigation and Risk Management	2004
John Del Mixon, II	46	Vice President Information Technology	2010
Tammy R. Moore	42	Vice President and Corporate Controller	2010

Mr. Waltrip is the founder, Chairman of the Company, and a licensed funeral director. He grew up in his family’s funeral business and assumed management of the firm in the 1950s after earning a Bachelor’s degree in Business Administration from the University of Houston. He began buying additional funeral homes in the 1960s, achieving cost efficiencies by pooling their resources. At the end of 2009, the network he began had grown to include more than 1,600 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. He has provided leadership to the Company for over 42 years. In 2005, Mr. Waltrip resigned as Chief Executive Officer, but he continues to serve as Chairman of the Board.

Mr. Ryan was elected Chief Executive Officer of the Company in February 2005 and has served as President of SCI since July 2002. Mr. Ryan joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations. In July 2002, Mr. Ryan was appointed Chief Operating Officer of SCI, a position he held until February 2005. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor’s degree in business administration from the University of Texas at Austin. Mr. Ryan serves on the Board of Directors of the American Diabetes Association and on the Board of Trustees of the Texas Gulf Coast United Way. Mr. Ryan is a member and Chapter Secretary of the Young Presidents Organization. Mr. Ryan also serves on the University of Texas McCombs Business School Advisory Council.

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

Ms. Nash joined SCI in 2002 as Managing Director of Strategic Planning and Process Improvement. Prior to joining SCI, Ms. Nash worked for the Pennzoil Corporation and held various senior management accounting and financial positions. In 2004, Ms. Nash was promoted to Vice President Process & Technology. In 2010, Ms. Nash was named Senior Vice President Operations Services. She is a graduate of Texas A&M University where she received a Bachelor of Business Administration degree in Accounting.

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

Mr. Lohse joined SCI in 2000 as Managing Director of Litigation and has since been involved in the resolution of major litigation issues for the Company. Mr. Lohse was promoted to Vice President Corporate Governance in 2004 and to Vice President Litigation and Risk Management in 2007. Before joining the Company, Mr. Lohse was Managing Partner at McDade, Fogler, Maines & Lohse where he conducted a general civil trial practice. Prior to that, he practiced tort and commercial litigation at Fulbright & Jaworski. Mr. Lohse received a Bachelor of Business Administration degree from the University of Texas and a juris doctorate from the University of Houston Law Center.

Mr. Mixon joined SCI in 1995 as a Project Manager in the Information Technology Department. He later served as Directeur Informatique for OGF, a former subsidiary company based in Paris, France. Most recently, he has led the Information Technology Department and the Outsourcing Management Office as Managing Director. Prior to SCI, Mr. Mixon worked for Andersen Consulting (now Accenture PLC) and served on active duty in the United States Army achieving the rank of Captain. He holds a Bachelor of Science degree in Commerce from Washington and Lee University and a Master of Science degree in Systems Management from the University of Southern California.

Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees all general accounting, internal and external reporting, customer service and strategic planning and analysis. Prior to joining the Company, Mrs. Moore was a Certified Public Accountant with PricewaterhouseCoopers LLP for more than three years. She holds a Bachelor of Business Administration degree in Accounting from the University of Texas at San Antonio.

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

Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2009, there were 4,635 holders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing. At December 31, 2009, we had 254,017,384 shares outstanding, net of 10,000 treasury shares.

During 2009, we paid cash dividends totaling $40.2 million and accrued $10.2 million for dividends paid on January 29, 2010. During 2008, we paid cash dividends totaling $41.5 million. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.

The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2009		2008
	High	Low	High	Low
First quarter	$5.28	$2.74	$13.88	$9.48
Second quarter	$5.79	$3.46	$11.29	$9.86
Third quarter	$7.67	$5.37	$10.50	$8.14
Fourth quarter	$8.25	$6.66	$8.26	$4.31

Options in our common stock are traded on the Philadelphia Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.

Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2004, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Alderwoods Group, Inc., Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., Rock of Ages Corporation, and Stewart Enterprises, Inc. Hillenbrand Inc. is included in the Peer Group starting March 31, 2008 when it was spun off from Hillenbrand Industries, Inc. Prior to the spin-off, the Peer Group included Hillenbrand Industries, Inc. Alderwoods Group is included in the Peer Group until November 28, 2006, when it was acquired by SCI. Total return data assumes reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS

INDEXED RETURNS
Years Ending

For equity compensation plan information, see Part III of this Form 10-K

On October 30, 2009, we issued 1,157 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Since 2004, we have repurchased a total of $1.0 billion of common stock at an average cost per share of $9.42. During the twelve months ended December 31, 2009, we did not repurchase any shares of our common stock. The remaining dollar value of shares to be purchased under the share repurchase program was $123.4 million at December 31, 2009. As discussed in Item 1A, our credit agreement contains covenants that restrict our ability to repurchase our common stock.

Item 6.	Selected Financial Data.

The table below contains selected consolidated financial data as of and for the years ended December 31, 2005 through December 31, 2009. The statement of operations data includes reclassifications of certain items to conform to current period presentations with no impact on net income or financial position.

The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results.

Selected Consolidated Financial Information

	Years Ended December 31,
	2009	2008	2007(3)	2006	2005
	(Dollars in millions, except per share amounts)

Selected Consolidated Statements of Operations Data:
Revenue	$2,053.5	$2,155.6	$2,285.3	$1,752.9	$1,717.0
Income from continuing operations before cumulative effect of accounting changes	$123.1	$97.6	$243.3	$52.6	$55.1
(Loss) income from discontinued operations, net of tax(1)	$—	$(0.4)	$4.4	$3.9	$4.5
Cumulative effect of accounting changes, net of tax(2)	—	—	—	—	$(187.5)
Net income (loss)	$123.1	$97.2	$247.7	$56.5	$(127.9)
Net loss attributable to noncontrolling interests	$—	$(0.1)	—	—	—
Net income (loss) attributable to common stockholders	$123.1	$97.1	$247.7	$56.5	$(127.9)
Earnings (loss) per share:
Income from continuing operations attributable to common stockholders before cumulative effect of accounting changes
Basic	$.49	$.38	$.85	$.17	$.18
Diluted	$.49	$.37	$.83	$.17	$.18
Net income (loss) attributable to common stockholders
Basic	$.49	$.38	$.87	$.18	$(.42)
Diluted	$.49	$.37	$.85	$.18	$(.42)
Cash dividends declared per share	$0.16	$0.16	$0.13	$0.105	$0.10
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$8,891.0	$8,110.9	$8,932.2	$9,729.4	$7,544.8
Long-term debt (less current maturities), including capital leases	$1,840.5	$1,821.4	$1,820.1	$1,912.7	$1,186.5
Equity	$1,482.8	$1,293.2	$1,492.1	$1,594.8	$1,581.6
Selected Consolidated Statement of Cash
Flows Data:
Net cash provided by operating activities	$372.1	$350.3	$356.2	$324.2	$312.9

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

(2)	In 2005, we changed our accounting to expense our direct selling costs related to preneed funeral and cemetery sales in the period in which they were incurred. In connection with this accounting change, we recorded a $187.5 million charge, net of tax, for the cumulative effect of this change in 2005.

(3)	Results for 2007 include a $158.1 million pretax gain on redemption of securities related to our former equity investment in France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We continue to focus on returning capital to our shareholders. Since 2004, we have invested $1 billion in cumulative stock repurchases and quarterly dividends. We currently have over $123.4 million authorized to repurchase our common stock. Our financial stability is further enhanced by our $6.4 billion backlog of future revenues at December 31, 2009, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

Recent Events

Acquisition

On October 14, 2009, we entered into a definitive support agreement in which we agreed to offer to acquire all of the outstanding common shares of Keystone North America, Inc. (Keystone) for Canadian (C$)8.00 per share in cash with price escalators based on the actual closing date. The total acquisition is valued at approximately $265 million using exchange rates as of December 31, 2009, including transaction fees and the assumption of Keystone’s outstanding debt. Keystone operates 199 funeral homes and 15 cemeteries in North America. We have substantial cash on hand, availability under our bank credit facility, and $150 million of debt proceeds in escrow accounts, which will be used in the acquisition.

The transaction is anticipated to close in the first quarter of 2010, subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act; however, there can be no assurance the acquisition will be completed by this time or at all.

Bank Credit Facility

In the fourth quarter of 2009, we amended our bank credit facility to increase the availability thereunder from $300 million to $400 million and extended the maturity date by two years to November 2013. We used the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior Notes due November 2011.

Debt Issuance

In November 2009, we issued $150 million of unsecured 8.0% Senior Notes due 2021. The net proceeds of these notes are held in escrow accounts, pending the consummation of the Keystone acquisition and related financial transactions.

Financial Condition, Liquidity and Capital Resources

Recent Volatility in Financial Markets

Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been impacted by the volatility in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. Since that time, our trusts have recovered commensurate with the overall improvement in the financial markets. During the twelve months ended December 31, 2009, the value of our combined trust fund assets increased 24.6%.

As of December 31, 2009, we have cumulative net unrealized losses of $83.0 million in our preneed funeral and cemetery merchandise and service trusts, and cumulative net unrealized losses of $42.7 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. At December 31, 2009, these net unrealized losses represented 4.7% of our original investment cost basis of $2.7 billion. As explained in “Critical Accounting Policies, Fair Value Measurements”, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interest in those unrealized gains and/or losses. Therefore, the majority of these net unrealized losses are not reflected in our consolidated statement of operations for the year ended December 31, 2009. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.

In 2009, we recorded a $76.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. We have determined that the remaining unrealized losses in our trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in the capital markets. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk.

Trust Investments

In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale.

Also, we are required by state and provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. The majority of states require that net gains or losses are retained and added to the corpus, but certain states allow the net realized gains and losses to be included in the income that is distributed.

Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets, and (2) preserving capital within acceptable levels of volatility. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.

The market values of our trust investments at December 31, 2009 are detailed below (in thousands).

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total

Fixed income securities:
U.S. Treasury	$41,258	$33,172	$74,430	$5,874	$80,304
Canadian government	106,096	15,835	121,931	26,974	148,905
Corporate	31,848	9,500	41,348	43,415	84,763
Residential mortgage-backed	6,682	1,477	8,159	1,949	10,108
Asset-backed	3,264	6,669	9,933	528	10,461
Equity securities:
Preferred stock	—	—	—	6,933	6,933
Common stock (based on investment objectives):
Growth	162,516	214,453	376,969	6,373	383,342
Value	179,620	262,975	442,595	123,174	565,769
Mutual funds:
Equity	93,142	207,698	300,840	55,801	356,641
Fixed income	135,467	211,980	347,447	528,676	876,123
Private equity	11,166	3,976	15,142	11,012	26,154
Other	886	365	1,251	3,931	5,182

Trust investments	771,945	968,100	1,740,045	814,640	2,554,685

Assets associated with businesses held for sale	(377)	(47,726)	(48,103)	(17,104)	(65,207)
Cash and cash equivalents	153,126	145,668	298,794	92,153	390,947
Insurance-backed fixed income securities	214,255	—	214,255	—	214,255

Total trust assets	$1,138,949	$1,066,042	$2,204,991	$889,689	$3,094,680

As of the end of the year, 88% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.

Fixed Income Securities

Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The SCI trusts have direct investments primarily in government and corporate fixed income securities.

Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.

Equity Securities

Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of December 31, 2009, the largest single equity position represented less than 1% of the total equity securities portfolio.

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

Private Equity

The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is accessed through LLCs established by certain preferred trustees. These LLCs invest in numerous limited partnerships, including private equity, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investments.

Outlook for Trust Investments

The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended December 31, 2009, the Standard and Poor’s 500 Index increased approximately 26% and the Barclay’s Aggregate Index increased approximately 6%, while the combined SCI trusts increased approximately 25%. As the capital markets continue to improve, the SCI trusts should participate in the recovery.

SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Capital Allocation Considerations

We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $372.1 million in 2009. Our current cash and cash equivalents balance is $164.3 million as of February 22, 2010. In addition, we have approximately $233 million in excess borrowing capacity under our bank credit facility, which matures in November 2013 (currently used to support $47.4 million of letters of credit). We have no significant maturities of long-term debt until November 2013.

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2009 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2009 are as follows:

	Per Credit Agreement		Actual

Leverage ratio	4.25(Max	)	3.53	(1)
Interest coverage ratio	2.75(Min	)	3.92

(1)	Indebtedness includes $150 million of notes issued in association with the Keystone acquisition; however, no Keystone earnings before income taxes, depreciation, and amortization have been included in calculating the leverage ratio. Removing the $150 million of notes issued for the acquisition would result in a leverage ratio of 3.23.

Our financial covenant requirements per our agreement become more restrictive over time. Our future leverage and interest coverage ratios are as follows:

	Leverage Ratio (Max)	Interest Coverage Ratio (Min)

2010 and thereafter	4.00	3.00

In the fourth quarter of 2009, we amended our bank credit facility to increase the availability thereunder from $300 million to $400 million, and we used cash on hand and the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior notes due November 2011. We also extended the term of the facility to November 2013.

We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our cash on hand, future operating cash flows, and the available capacity under our bank credit facility will be adequate to meet our financial obligations over the next 12 months.

We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if the expected returns exceed our cost of capital. Our outlook for capital improvements at existing facilities and cemetery development expenditures in 2010 is $85 to $95 million.

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

We currently have approximately $123.4 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.

Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.

Operating Activities — Net cash provided by operating activities increased $21.8 million in 2009 compared to 2008. The increase was led by higher earnings in the current year and supported by net cash improvements from working capital initiatives.

Net cash provided by operating activities decreased $5.9 million in 2008 compared to 2007. The decrease was the result of a $47.9 million net decrease in working capital due to lower collections of preneed and atneed receivables and lower trust fund income on our trust assets, which were partially offset by cost control initiatives. Cash flow from operations also decreased as a result of $17.3 million of operating cash flow from discontinued operations in 2007, $17.0 million from proceeds on the redemption of French securities in 2007, and $8.6 million in insurance proceeds related to Hurricane Katrina in 2007. These decreases were offset by $35.3 million in one-time Alderwoods transition and other costs in 2007 compared to 2008, $37.9 million in pension termination costs in 2007 compared to 2008, and $11.7 million in premiums paid on early extinguishment of debt in 2007.

Investing Activities — Cash flows from investing activities used $152.5 million in 2009 compared to using $151.3 million in 2008. This $1.2 million increase was primarily attributable to a $70.3 million decrease in capital expenditures and a $5.3 million decrease in deposits, partially offset by a $76.1 million increase in acquisitions. Investing activities used net cash of $151.3 million in 2008 compared to providing net cash flows of $378.1 million in 2007, primarily due to a $527.4 million decrease in proceeds generated from the divestiture of non-strategic assets.

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

Financing Activities — Financing activities used $178.4 million in 2009 compared to using $230.6 million in 2008. This $52.2 million net decrease in financing cash outflows was primarily driven by a $142.2 million decrease in repurchases of Company common stock, a $59.7 million increase in proceeds from issuance of long-term debt (net of debt issuance costs), a $2.6 million increase in proceeds from exercise of stock options, offset by a $156.9 million increase in debt payments. Cash flows from financing activities used $230.6 million in 2008 compared to using $607.5 million in 2007. This $376.9 million net decrease in financing cash outflows in 2008 compared to 2007 was driven by a $363.0 million decrease in share repurchases and a $472.5 million decrease in early extinguishments of debt, partially offset by $38.1 million lower proceeds from stock option exercises, an $81.9 million increase in scheduled debt payments, and $310.4 million lower proceeds from the issuance of long-term debt.

Proceeds from long-term debt (net of debt issuance costs) were $141.9 million in 2009 due to a $150.0 million drawdown under our bank credit facility. Proceeds from long-term debt (net of debt issuance costs) were $82.1 million in 2008 due to a $54.3 million drawdown under our bank credit facility and $27.8 million of mortgage and other debentures. Proceeds from long-term debt (net of debt issuance costs) were $392.6 million in 2007 due to the issuance of $200 million of senior unsecured 6.75% notes due 2015 and $200 million of senior unsecured 7.50% notes due 2027.

Payments of debt in 2009 were $293.5 million due to the payment of our Series B Senior Notes due November 2011 in the amount of $150.0 million, the repayment of $28.7 million of our 7.7% notes due April 2009, $22.8 million of our 7.875% Debentures due February 2013, $4.9 million of our 7.375% Senior notes due October 2014, $36.9 million of our 6.75% Notes due April 2015, $15.9 million of our 6.75% Notes due April 2016, $4.5 million of our 7.0% Notes due June 2017, $5.5 million in other scheduled debt payments, and $24.3 million on capital lease payments. Payments of debt in 2008 were $138.2 million due to the repayment of our bank credit facility of $54.3 million, the repayment of $45.2 million of our 6.5% notes due March 2008, $12.8 million in other scheduled debt payments, and $25.9 million in payments on capital leases. Payments of debt in 2007 were $528.8 million due to early extinguishments of $472.5 million, the acceptance of the tender of $13.5 million of our 6.875% notes due October 2007, $3.7 million in scheduled debt payments, $27.1 million in payments on capital leases, and $12.0 million of other note payments.

We did not repurchase any shares in 2009. However, we repurchased 17.7 million shares for $142.2 million in 2008 and 38.5 million shares for $505.1 million in 2007.

We paid cash dividends of $40.2 million in 2009, $41.5 million in 2008, and $34.6 million in 2007.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	2010	2011-2012	2013-2014	Thereafter	Total
	(Dollars in millions)

Debt maturities(1)	$50.0	$34.5	$474.0	$1,332.0	$1,890.5
Interest obligation on long-term debt(2)	127.9	260.2	247.2	440.7	1,076.0
Operating lease agreements(3)	9.5	14.3	11.8	44.2	79.8
Employment, consulting, and non-competition agreements(4)	5.6	6.1	3.9	6.1	21.7

Total contractual obligations	$193.0	$315.1	$736.9	$1,823.0	$3,068.0

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit facility agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.

(2)	Approximately 85% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(3)	The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral service locations and cemetery operating and maintenance equipment. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

(4)	We have entered into management employment, consulting, and non-competition agreements that contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to these agreements.

The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2009.

	Expiration by Period
Commercial and Contingent Obligations	2010	2011-2012	2013-2014	Thereafter	Total
	(Dollars in millions)

Surety obligations(1)	$224.7	$—	$—	$—	$224.7
Long-term obligations related to uncertain tax positions(2)	14.0	157.7	5.7	3.0	180.4
Letters of credit(3)	—	—	47.4	—	47.4
Representations and warranties(4)	—	11.3	—	—	11.3

Total commercial and contingent obligations	$238.7	$169.0	$53.1	$3.0	$463.8

(1)	Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)	In accordance with the Income Tax Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), we have recorded a liability for unrecognized tax benefits and related interest and penalties of $180.4 million as of December 31, 2009. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions.

(3)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2009, the full amount of our letters of credit was supported by our bank credit facility which expires in November 2013.

(4)	In addition to the letters of credit described above, we currently have contingent obligations of $11.3 million related to our asset sales and joint venture transactions. The obligations primarily relate to certain foreign tax and litigation matters. We have agreed to guarantee certain representations and warranties associated with such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.9 million included in Deferred charges and other assets pledged as collateral for certain of these contingent obligations. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to this obligation.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from recent market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2009, we had unrealized losses of $9.1 million in the various trusts within these states.

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

	December 31,	December 31,
	2009	2008
	(Dollars in millions)

Preneed funeral	$126.6	$130.6
Preneed cemetery:
Merchandise and services	126.0	132.4
Pre-construction	3.3	2.9

Bonds supporting preneed funeral and cemetery obligations	255.9	265.9

Bonds supporting preneed business permits	4.6	5.1
Other bonds	22.1	17.7

Total surety bonds outstanding	$282.6	$288.7

When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $255.9 million in bonds supporting preneed funeral and cemetery obligations differs from the $224.7 potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2009, 2008, and 2007, we had $23.8 million, $29.5 million, and $38.4 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2009. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $130.9 million and $137.8 million as of December 31, 2009 and 2008, respectively.

The cash flow activity over the life of a trust-funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the following operating cash flow line items in our consolidated statement of cash flows:

•	Decrease in preneed funeral receivables, net and trust investments;

•	(Increase) decrease in preneed cemetery receivables, net and trust investments;

•	(Decrease) increase in deferred preneed funeral revenue;

•	Increase in deferred preneed cemetery revenue;

•	Decrease in deferred preneed funeral receipts held in trust;

•	Decrease in deferred preneed cemetery receipts held in trust; and

•	Net income.

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

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2009 and 2008.

	North America
	Years Ended
	December 31,
	2009	2008
	(Dollars in millions)

Funeral:
Preneed trust-funded (including bonded):
Sales production	$141.7	$152.8

Sales production (number of contracts)	26,947	30,320

Maturities	$175.5	$196.1

Maturities (number of contracts)	42,826	45,392

Cemetery:
Sales production:
Preneed	$387.4	$358.9
Atneed	239.1	249.5

Total sales production	626.5	608.4

Sales production deferred to backlog:
Preneed	$160.6	$148.0
Atneed	182.3	190.1

Total sales production deferred to backlog	342.9	338.1

Revenue recognized from backlog:
Preneed	$134.7	$144.1
Atneed	182.2	196.7

Total revenue recognized from backlog	316.9	340.8

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 69% of our North America preneed funeral production in 2009 relates to insurance-funded preneed funeral contracts.

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

Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. Included in GA revenues for 2009 and 2008 were cash overrides in the amount of $9.4 million and $8.5 million, respectively.

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2009 and 2008, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2009	2008
	(Dollars in millions)

Preneed funeral insurance-funded(1):
Sales production	$320.2	$296.2

Sales production (number of contracts)	53,875	49,381

General agency revenue	$57.3	$51.5

Maturities	$246.5	$250.5

Maturities (number of contracts)	46,343	47,890

(1)	Amounts are not included in our consolidated balance sheet.

North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2009 and 2008. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2009 and 2008. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	December 31,		December 31,
	2009		2008
	Market	Cost	Market	Cost
	(Dollars in billions)

Deferred preneed funeral revenues	$0.59	$0.59	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.14	1.17	1.00	1.24

	$1.73	$1.76	$1.59	$1.83
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.11)	(0.11)

Backlog of trust-funded preneed funeral revenues	$1.61	$1.64	$1.48	$1.72
Backlog of insurance-funded preneed funeral revenues	3.03	3.03	3.30	3.30

Total backlog of preneed funeral revenues	$4.64	$4.67	$4.78	$5.02

Preneed funeral receivables and trust investments	$1.35	$1.39	$1.19	$1.43
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.15)	(0.15)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.24	$1.28	$1.04	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.03	3.03	3.30	3.30

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.27	$4.31	$4.34	$4.58

Deferred preneed cemetery revenues	$0.82	$0.82	$0.77	$0.77
Deferred preneed cemetery receipts held in trust	1.06	1.11	0.82	1.11

	$1.88	$1.93	$1.59	$1.88
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.13)	(0.13)

Total backlog of deferred cemetery revenues	$1.72	$1.77	$1.46	$1.75

Preneed cemetery receivables and trust investments	$1.38	$1.43	$1.06	$1.35
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.11)	(0.11)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.24	$1.29	$0.95	$1.24

The market value of our funeral and cemetery trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. For more information on how market values are estimated, see Critical Accounting Policies below. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.

Results of Operations — Years Ended December 31, 2009, 2008, and 2007

Management Summary

Key developments in 2009 were as follows:

•	Revenues decreased $102.1 million, or 4.7%, as a result of a 7.2% decline in funeral services performed (6.7% on a comparable basis) coupled with a decrease in recognition rates on cemetery property and merchandise revenues.

•	The consolidated funeral segment gross margin percentage increased to 22.0% from 21.2%. The consolidated cemetery segment gross margin percentage increased to 17.5% from 15.6%. These increases reflect lower variable selling compensation expenses, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves.

•	Due to the recent volatility in the financial markets, our funeral and cemetery merchandise and services trust and cemetery perpetual care trust fund income decreased $11.1 million in 2009 compared with 2008.

Results of Operations — Years Ended December 31, 2009, 2008, and 2007

In 2009, we reported consolidated net income attributable to common stockholders of $123.1 million ($.49 per diluted share) compared to net income attributable to common stockholders in 2008 of $97.1 million ($.37 per diluted share) and net income attributable to common stockholders in 2007 of $247.7 million ($.85 per diluted share). These results were impacted by certain significant items that increased earnings, including:

•	after-tax gains from the early extinguishment of debt of $2.1 million in 2009;

•	after-tax earnings from discontinued operations of $4.4 million in 2007;

•	net after-tax gain from the sale of assets of $6.0 million in 2007;

•	after-tax gain on the redemption of securities related to our former equity investment in France of $99.8 million in 2007; and

•	after-tax gain on the sale of our equity investment in France of $17.6 million in 2007.

Our results for these years were also impacted by certain significant items that decreased earnings including:

•	tax expenses associated with discrete adjustments of $2.0 million in 2009 and $11.6 million in 2008;

•	after-tax expenses related to acquisitions of $8.2 million in 2009;

•	after-tax charges of $1.9 million related to Hurricane Ike losses in 2008;

•	net after-tax losses on asset sales of $1.8 million in 2009 and $24.4 million in 2008;

•	after-tax losses from the early extinguishment of debt of $8.7 million in 2007;

•	after-tax expenses related to our acquisition and integration of Alderwoods of $0.7 million in 2008 and $16.5 million in 2007; and

•	after-tax expenses to settle our Cash Balance pension plan of $6.5 million in 2007.

Consolidated Versus Comparable Results — Years Ended December 31, 2009, 2008, and 2007

The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2009, 2008, and 2007. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2008 and ending

December 31, 2009. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2009	Consolidated	Construction	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,385.0	$18.8	$6.2	$1,360.0
Cemetery revenue	661.7	7.8	0.8	653.1

	2,046.7	26.6	7.0	2,013.1
Germany revenue	6.8	—	—	6.8

Total revenue	$2,053.5	$26.6	$7.0	$2,019.9

North America Gross Profits
Funeral gross profits	$305.3	$(1.7)	$(1.0)	$308.0
Cemetery gross profits	115.5	1.9	0.1	113.5

	420.8	0.2	(0.9)	421.5
Germany gross profits	0.4	—	—	0.4

Total gross profits	$421.2	$0.2	$(0.9)	$421.9

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2008	Consolidated	Construction	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,468.7	$13.0	$22.9	$1,432.8
Cemetery revenue	679.9	5.5	2.2	672.2

	2,148.6	18.5	25.1	2,105.0
Germany revenue	7.0	—	—	7.0

Total revenue	$2,155.6	$18.5	$25.1	$2,112.0

North America Gross Profits
Funeral gross profits	$312.2	$(1.9)	$(1.8)	$315.9
Cemetery gross profits	106.3	0.6	(0.5)	106.2

	418.5	(1.3)	(2.3)	422.1
Germany gross profits	0.3	—	—	0.3

Total gross profits	$418.8	$(1.3)	$(2.3)	$422.4

		Less:
		Activity
		Associated
		with
2007	Consolidated	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,518.3	$110.8	$1,407.5
Cemetery revenue	760.0	40.3	719.7

	2,278.3	151.1	2,127.2
Germany revenue	7.0	—	7.0

Total revenue	$2,285.3	$151.1	$2,134.2

North America Gross Profits
Funeral gross profits	$307.5	$1.3	$306.2
Cemetery gross profits	159.1	1.6	157.5

	466.6	2.9	463.7
Germany gross profits	0.2	—	0.2

Total gross profits	$466.8	$2.9	$463.9

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2009, 2008, and 2007. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	2009	2008	2007
	(Dollars in millions, except average revenue per funeral service)

Consolidated funeral revenue	$1,391.8	$1,475.7	$1,525.3
Less: GA revenues	57.3	51.5	44.8
Less: Other revenues	8.5	10.0	12.5

Adjusted Consolidated funeral revenue	$1,326.0	$1,414.2	$1,468.0

Consolidated funeral services performed	258,044	278,165	299,801
Consolidated average revenue per funeral service	$5,139	$5,084	$4,897

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2009, 2008, and 2007. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	2009	2008	2007
	(Dollars in millions, except average revenue per funeral service)

Comparable funeral revenue	$1,366.8	$1,439.8	$1,414.5
Less: GA revenues	57.0	51.3	42.9
Less: Other revenues	8.6	9.6	8.9

Adjusted Comparable funeral revenue	$1,301.2	$1,378.9	$1,362.7

Comparable funeral services performed	252,546	270,538	276,488
Comparable average revenue per funeral service	$5,152	$5,097	$4,929

Funeral Results

Funeral Revenue

Consolidated revenues from funeral operations were $1,391.8 million for the year ended December 31, 2009 compared to $1,475.7 million in the same period of 2008. Comparable revenues from funeral operations were $1,366.8 million for the year ended December 31, 2009 compared to $1,439.8 million for the same period in 2008. These decreases were primarily due to a 6.7% decline in the number of comparable funeral services performed, an unfavorable Canadian currency impact of $10.6 million, and $12.6 million in decreased trust fund income. Such negative impacts were partially offset by a 1.1% increase in comparable average revenue per funeral service and a $5.7 million increase in GA Revenue.

Consolidated revenues from funeral operations decreased $49.6 million in 2008 compared to the same period in 2007. This decrease is primarily due to the divestiture of non-strategic assets throughout 2007, which resulted in a decrease of $87.9 million of revenue in 2008, partially offset by acquisitions that contributed an additional $13.0 million of revenue and a 3.8% increase in average revenue per funeral service. Our comparable funeral revenues increased $25.3 million, or 1.8%, in 2008 compared to the year ended December 31, 2007 primarily driven by a 3.4% increase in comparable average revenue per funeral service, which more than offset a 2.2% decline in the number of funeral services performed and a $5.8 million decline in trust fund income.

Funeral Services Performed

Our consolidated funeral services performed decreased 7.2% during the year ended December 31, 2009 compared to the same period in 2008. Our comparable funeral services performed decreased 6.7% during the year ended December 31, 2009 compared to the same period in 2008. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2008. Our comparable cremation rate of 41.0% in 2009 increased from 39.5% and 38.4% in 2008 and 2007, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.

Average Revenue Per Funeral Service

Our consolidated and comparable average revenue per funeral service both increased $55, or 1.1% in 2009 compared to the same period in 2008. Excluding an unfavorable Canadian currency impact of $10.6 million and decreased trust fund income, the comparable average revenue per funeral service grew approximately 2.7%.

Funeral Gross Profit

Consolidated funeral gross profits decreased $6.8 million in the 2009 compared to same period in 2008. The consolidated gross margin percentage increased to 22.0% from 21.2% due to lower variable merchandise costs, a decline in personnel costs related to work-force initiatives, and a decrease in self-insurance casualty reserves. Comparable funeral gross profits decreased $7.8 million, or 2.5%, when compared to the same period in 2008. This decrease is due to the impact of lower funeral services performed and a decline in funeral trust fund income, which were partially offset by a decrease in costs described above.

Consolidated funeral gross profits increased $4.8 million in 2008 as compared to 2007, despite the divestiture of non-strategic assets that contributed an incremental $3.1 million of gross profit in 2007 compared to 2008. The consolidated gross margin percentage increased to 21.2% from 20.2%. Gross profit from our comparable funeral locations increased $9.8 million, or 3.2%, in 2008 compared to 2007 primarily as a result of the increase in comparable revenue described above.

Cemetery Results

Cemetery Revenue

Consolidated revenues from our cemetery operations decreased $18.2 million, or 2.7%, in 2009 compared to 2008. Comparable cemetery revenues declined $19.1 million, or 2.8%, when compared with 2008. This decrease was primarily driven by a $18.3 million decline in atneed revenues, partially offset by a $1.1 million increase in comparable recognized preneed revenues. Additionally, other revenue decreased $1.9 million.

Consolidated revenues from our cemetery operations decreased $80.1 million in 2008 compared to 2007. Comparable cemetery revenue decreased $47.5 million, or 6.6%, in 2008 compared to 2007. This decrease primarily resulted from a $28.5 million decline in preneed cemetery property revenue in 2008 compared to 2007 as several large non-recurring construction projects were completed in 2007, a $14.1 million decrease in preneed cemetery trust fund income, and an $8.3 million decrease in cemetery perpetual care trust fund income. Revenues from divested locations decreased $38.1 million from the divestiture of non-strategic assets, partially offset by acquisitions, which contributed an additional $5.5 million of revenue.

Cemetery Gross Profits

Consolidated cemetery gross profit increased $9.2 million, or 8.7%, in 2009 compared to 2008. Our consolidated cemetery gross margin percentage was 17.5% compared to 15.6% in 2008. These increases reflect lower variable selling compensation expenses, a decline in personnel costs related to work-force initiatives, and a reduction in self-insurance casualty reserves. The weakened economy has created some volatility in our cemetery property sales production as our comparable preneed property production decreased $4.0 million in 2009 compared to 2008. Our cemetery gross profit in 2009 exceeded our expectations as cost control initiatives helped to offset lower-than-expected atneed revenues due to a reduced number of deaths in our markets.

Consolidated cemetery gross profit decreased $52.8 million, or 33.2%, in 2008 compared to 2007. Consolidated cemetery gross margin percentage decreased to 15.6% in 2008 compared to 20.9% in 2007. Gross profit from our comparable cemetery locations decreased $51.3 million, or 32.6%, in 2008 compared to 2007 primarily as a result of the decrease in comparable revenue described above. Gross profit from divested locations decreased $2.1 million from the divestiture of non-strategic assets throughout 2007, partially offset by acquisitions that contributed an additional $0.6 million of gross profit. We experienced a $9.0 million reduction in administrative and overhead costs as synergies from the Alderwoods acquisition were realized. These decreases were more than offset by increased maintenance costs, including energy-related costs and increased commissions.

Other Financial Statement Items

General and Administrative Expenses

General and administrative expenses were $102.3 million in 2009 compared to $87.4 million in 2008 and $135.8 million in 2007. For 2009 compared to 2008, general and administrative costs increased $14.9 million primarily due to $12.5 million increase in corporate bonuses and long-term incentive plan costs. For 2008 compared to 2007, general and administrative costs decreased $48.4 million primarily due to $27.2 million of transition and other expenses related to the acquisition of Alderwoods incurred in 2007, $11.2 million of costs to terminate our pension plan incurred in 2007, and a $13.6 million decrease in our employee benefits expense related to reductions in corporate bonuses and long-term incentive plan costs in 2008.

Gains (Losses) on Divestitures and Impairment Charges, Net

In 2009, we recognized a $4.3 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due to a $18.8 million release of VAT, social security, and litigation indemnifications related to our former French operations, offset by $14.5 million in net losses on asset divestitures and impairment charges.

In 2008, we recognized a $36.1 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery businesses in the United States and Canada, including a $3.8 million impairment charge of our trademark and tradenames and a $13.9 million impairment of certain assets located in Oregon, West Virginia, Michigan, Alabama, and Georgia, which were classified as assets held for sale at December 31, 2008.

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

Interest Expense

Interest expense decreased $5.3 million to $129.0 million in 2009 compared to $134.3 million in 2008. The decrease in interest expense primarily resulted from scheduled maturities, open market debt repurchases, and a lower weighted average borrowing rate in 2009 compared to 2008.

Interest expense decreased $12.6 million to $134.3 million in 2008 compared to $146.9 million in 2007. The decrease in interest expense resulted primarily from the $100 million repayment of our term loan, prepayment of $50 million Series A Senior Notes, the $45.2 million payment of our 6.5% Notes due March 2008, and a decrease in rates associated with our floating rate debt, mainly our Series B Senior Notes due November 2011. For additional information see Part II, Item 8, Financial Statements and Supplementary Data, Note 10.

Gain (Loss) on Early Extinguishment of Debt

During 2009, we repaid $150.0 million aggregate principal amount of our Series B Senior Notes due November 2011, $23.5 million aggregate principal amount of our 7.875% Debentures due February 2013, $5.0 million aggregate principal amount of our 7.375% Senior Notes due October 2014, $39.8 million aggregate principal amount of our 6.75% Notes due April 2015, $16.9 million aggregate principal amount of our 6.75% Notes due April 2016, and $5.0 million aggregate principal amount of our 7.0% Notes due June 2017. As a result of these transactions, we recognized a gain of $3.1 million during the year ended December 31, 2009, which represents a $5.1 million net discount on the purchase of the notes and the write-off of unamortized deferred loan costs of $2.0 million.

There were no early extinguishments of debt during 2008.

During 2007, we repaid $100.0 million of our term loan and $50 million of our Series A Senior Notes, and we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. As a result of these transactions, we recognized a loss of $15.0 million, which represents the write-off of unamortized deferred loan costs of $3.3 million, a $1.0 million loss on a related interest rate hedge, and $10.7 million in premiums paid to extinguish the debt. For additional information regarding the debt payments, see Note 10 in Part II, Item 8, Financial Statements and Supplementary Data, Note 10.

Equity in Earnings of Unconsolidated Subsidiaries

Equity income from our equity investment in France was $36.6 million in 2007 as a result of equity earnings generated by the sale of our former equity investment’s business operations. This subsidiary was sold in the fourth quarter of 2007.

Gain on Redemption of Securities

Gain on redemption of securities was $158.1 million in 2007 and is primarily related to the redemption of our convertible preferred equity certificates in our former equity investment in France. This investment was liquidated in the fourth quarter of 2007. See Note 19 in Part II, Item 8. Financial Statements and Supplementary Data, for further information.

Other Income, Net

Other income, net decreased $3.6 million to $1.3 million in 2009 compared to $4.9 million in 2008, primarily due to a $3.1 million decline in interest income as a result of lower interest rates in 2009.

Other income, net was $4.9 million in 2008 compared to $7.9 million in 2007, primarily due to a $6.3 million decrease in interest income, reflecting the decrease in our average cash balance. This was partially offset by $0.6 million in unfavorable adjustments to our notes receivable allowance in 2007, a decrease in our surety bond expense of $1.7 million in 2008, and a $0.8 million increase in foreign exchange gain in 2008 compared to 2007 as a result of the decline in Canadian and Euro currencies.

Provision for Income Taxes

The 2009 consolidated effective tax rate was 38.3%, compared to 40.3% and 37.1% in 2008 and 2007, respectively. The decrease in the effective tax rate from 2008 to 2009 was primarily due to the restructuring of certain state operating structures which lowered our state tax expense. We also recognized a benefit related to some of our uncertain tax positions because of statute of limitation expirations. The increase in the effective tax rate from 2007 to 2008 was primarily due to 2007 utilization of capital losses subject to valuation allowances. During the fourth quarter of 2007, we generated taxable capital gains from the sale of our former equity investment in France, which allowed us to recognize the benefit of capital loss carryforwards that we had previously concluded were more likely than not to expire unutilized. The 2009, 2008, and 2007 tax rates were negatively impacted by permanent differences between the book and tax bases of North American asset divestitures and certain other adjustments related to prior periods. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for further discussion.

Weighted Average Shares

The diluted weighted average number of shares outstanding was 252.5 million in 2009, compared to 261.0 million in 2008 and 290.9 million in 2007. The decrease in all years reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for more information. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, business combinations, valuation of goodwill, valuation of intangible assets, valuation of long-lived assets, loss contract analysis, the use of estimates, fair value measurements and non-controlling interests.

Revenue Recognition

Funeral revenue is recognized when funeral services are performed. Our trade receivables primarily consist of amounts due for funeral services already performed. Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with cemetery property interment rights is recognized in accordance with the Revenue Recognition Topic of the ASC. Under this guidance revenue from constructed cemetery property is not recognized until a minimum percentage (10%) of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and at least 10% of the sales price is collected.

When a customer enters into a preneed funeral trust contract, the entire purchase price is deferred and the revenue is recognized at the time of maturity. The revenues associated with a preneed cemetery contract, however, may be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with the Revenue Recognition Topic of the ASC.

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. Subsequently, on April 1, 2009, the FASB amended and clarified certain aspects of its authoritative guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We apply the FASB authoritative guidance to all business combinations for which the acquisition date is on or after January 1, 2009. In these acquisitions, tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination.

On October 14, 2009, we entered into a definitive support agreement in which we agreed to offer to acquire all of the outstanding common shares of Keystone for C$8.00 per share in cash with price escalators based on the actual closing date. The total acquisition is valued at approximately $265 million using exchange rates as of December 31, 2009, including transaction fees and the assumption of Keystone’s outstanding debt. The acquisition is anticipated to close in the first quarter of 2010, subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act; however, there can be no assurance the acquisition will be completed by this time or at all.

Valuation of Goodwill

We record the excess of purchase price over the fair value of identifiable net assets acquired in business combinations as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. As of December 31, 2009, our funeral segment reporting unit includes assets in North America and Germany. Our cemetery segment reporting unit includes assets in North America. We test for impairment of goodwill in accordance with the Intangibles Topic of the ASC annually during the fourth quarter.

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter, we concluded that there was no impairment of goodwill as of December 31, 2009.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments were performed in 2009.

For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.5% to 4.5% over a three-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows. We considered the impact of recent realized losses in our trusts in developing our projected cash flows. We used a 10.0% discount rate, which reflected our weighted average cost of capital based on our industry and our supplier industries and capital structure, as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 3.0% for both our funeral and cemetery segments.

Valuation of Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from our acquisition of Alderwoods. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with the Intangibles Topic of the ASC annually during the fourth quarter.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using September 30 data, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% for our funeral and cemetery segments, and discounted the cash flows at a 10.2% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we concluded that there was no impairment of intangible assets as of December 31, 2009.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairments were performed in 2009.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets.

Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. For additional information regarding impairment or disposal of long-lived assets, see Note 19 in Part II, Item 8. Financial Statements and Supplementary Data.

Loss Contract Analysis

We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2009, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.

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

Valuation of trust investments — The trust investments include marketable securities that are classified as available-for-sale in accordance with the Investments in Debt and Equity Securities Topic of the ASC. When available, we use quoted market prices for specific securities. When quoted market prices are not available for the specific security, fair values are estimated by using either quoted market prices for securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment terms, rating, and tax exempt status.

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

Legal liability reserves — Contingent liabilities, principally for legal matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with the Contingencies Topic of the ASC. Liabilities accrued for legal matters require judgments regarding projected outcomes and a range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As disclosed in Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

Depreciation of long-lived assets — We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.

Valuation of assets acquired and liabilities assumed — We have applied the guidance in the Business Combinations Topic of the ASC to our business combinations. Tangible and intangible assets and liabilities assumed are recorded at their fair value and goodwill is recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the allocation period, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.

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

We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2008. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals are presented in the balance sheet within Deferred income taxes and Other liabilities.

Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 5.97% and 5.75% as of December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2009 were approximately $283.2 million over 18.7 years. The selected fully developed ultimate settlement value estimated was $327.6 million for the same period. Paid losses were $269.7 million indicating a reserve requirement of $57.9 million.

At December 31, 2009 and 2008, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)

Balance at December 31, 2007	$69.9
Additions	25.8
Payments	(32.1)

Balance at December 31, 2008	$63.6
Additions	22.6
Payments	(28.3)

Balance at December 31, 2009	$57.9

Fair Value Measurements

We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by FASB guidance for all of our available-for-sale securities, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

On January 1, 2009, we adopted the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment that we disclose or recognize at fair value on a non-recurring basis. Our adoption for these assets and liabilities did not have a material impact on our results of operations, consolidated financial position, or cash flows.

In April 2009, the FASB issued additional guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The FASB guidance also re-emphasizes that the objective of a fair value measurement remains an exit price. The guidance, which was effective for us in the second quarter of 2009, did not have a material impact on our results of operations, consolidated financial position, or cash flows. For more information, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

Noncontrolling Interests

The FASB issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively. As a result, we have modified our consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows, and consolidated statement of equity to incorporate the required disclosure of noncontrolling interest information.

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

Cost and market values as of December 31, 2009 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of recent volatility in financial markets.

Market-Rate Sensitive Instruments — Interest Rate Risk

At December 31, 2009 and 2008, approximately 85% and 87%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 6.52% and 6.70%, respectively. The fair market value of our debt was $37.9 million less than its carrying value at December 31, 2009. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $0.7 million. See Note 10 and 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

Market-Rate Sensitive Instruments — Currency Risk

At December 31, 2009 and 2008, our foreign currency exposure was primarily associated with the Canadian dollar and the euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $1.1 million for the year ended December 31, 2009 and $2.4 million for the year ended December 31, 2008.

At December 31, 2009, approximately 9% of our stockholders’ equity and 11% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 8% of our stockholders’ equity and 16% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2008. We do not have a significant investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for collateral assignment split-dollar life insurance agreements and the manner in which it accounts for the fair value of certain assets and liabilities effective January 1, 2008. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions effective January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2010

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$2,053,520	$2,155,622	$2,285,303
Costs and expenses	(1,632,336)	(1,736,851)	(1,818,456)

Gross profits	421,184	418,771	466,847
General and administrative expenses	(102,290)	(87,447)	(135,753)
Gains (losses) on divestitures and impairment charges, net	4,253	(36,124)	16,920
Other operating income (expense)	740	(2,528)	(1,848)

Operating income	323,887	292,672	346,166
Interest expense	(128,981)	(134,274)	(146,854)
Gain (loss) on early extinguishment of debt	3,146	—	(14,986)
Equity in earnings of unconsolidated subsidiaries	—	—	36,607
Gain on redemption of securities	—	—	158,133
Other income, net	1,316	4,897	7,921

Income from continuing operations before income taxes	199,368	163,295	386,987
Provision for income taxes	(76,275)	(65,717)	(143,670)

Income from continuing operations	123,093	97,578	243,317
(Loss) income from discontinued operations (net of income tax benefit (provision) of $0, $195 and ($4,818), respectively)	—	(362)	4,412

Net income	123,093	97,216	247,729
Net loss (income) attributable to noncontrolling interests	5	(133)	—

Net income attributable to common stockholders	$123,098	$97,083	$247,729

Basic earnings per share
Income from continuing operations attributable to common stockholders	$.49	$.38	$.85
Income from discontinued operations, net of tax attributable to common stockholders	—	—	.02

Net income attributable to common stockholders	$.49	$.38	$.87

Basic weighted average number of shares	251,709	258,106	285,699

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$.49	$.37	$.83
Income from discontinued operations, net of tax attributable to common stockholders	—	—	.02

Net income attributable to common stockholders	$.49	$.37	$.85

Diluted weighted average number of shares	252,484	260,983	290,936

Dividends declared per share	$.16	$.16	$.13

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$179,745	$128,397
Receivables, net	92,228	96,145
Deferred tax assets	51,534	79,571
Inventories	31,117	31,603
Current assets held for sale	1,197	1,279
Other	21,640	18,515

Total current assets	377,461	355,510

Preneed funeral receivables, net and trust investments	1,356,353	1,191,692
Preneed cemetery receivables, net and trust investments	1,382,717	1,062,952
Cemetery property, at cost	1,489,065	1,458,981
Property and equipment, net	1,591,074	1,567,875
Non-current assets held for sale	80,901	97,512
Goodwill	1,201,332	1,178,969
Deferred charges and other assets	522,389	452,634
Cemetery perpetual care trust investments	889,689	744,758

	$8,890,981	$8,110,883

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$312,821	$294,859
Current maturities of long-term debt	49,957	27,104
Current liabilities held for sale	501	465
Income taxes	2,236	4,354

Total current liabilities	365,515	326,782

Long-term debt	1,840,532	1,821,404
Deferred preneed funeral revenues	596,966	588,198
Deferred preneed cemetery revenues	817,543	771,117
Deferred tax liability	246,730	288,677
Non-current liabilities held for sale	68,332	75,537
Other liabilities	380,263	356,090
Deferred preneed funeral and cemetery receipts held in trust	2,201,403	1,817,665
Care trusts’ corpus	890,909	772,234
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 254,027,384 and 249,953,075 shares issued, respectively, and 254,017,384 and 249,472,075 shares outstanding, respectively	254,017	249,472
Capital in excess of par value	1,735,493	1,733,814
Accumulated deficit	(603,876)	(726,756)
Accumulated other comprehensive income	97,142	36,649

Total common stockholders’ equity	1,482,776	1,293,179

Noncontrolling interests	12	—
Total Equity	1,482,788	1,293,179

	$8,890,981	$8,110,883

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$123,093	$97,216	$247,729
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	362	(4,412)
Equity in earnings of unconsolidated subsidiaries, net of cash received	—	—	(19,566)
(Gain) loss on early extinguishments of debt	(3,146)	—	14,986
Premiums paid on early extinguishments of debt	—	—	(11,650)
Depreciation and amortization	111,102	114,157	115,682
Amortization of intangible assets	21,698	23,636	27,550
Amortization of cemetery property	30,664	32,690	35,824
Amortization of loan costs	7,575	3,573	6,261
Provision for doubtful accounts	11,351	9,243	10,754
Provision for deferred income taxes	57,866	109,118	34,652
(Gains) losses on divestitures and impairment charges, net	(4,253)	36,124	(16,920)
Gain on redemption of securities	—	—	(158,133)
Share-based compensation	9,684	9,970	8,787
Excess tax benefits from share-based awards	—	—	(10,469)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(8,245)	(409)	(24,650)
Decrease (increase) in other assets	11,161	26,100	(4,374)
Increase (decrease) in payables and other liabilities	30,899	(143,956)	51,407
Effect of preneed funeral production maturities:
Decrease in preneed funeral receivables, net and trust investments	18,963	7,271	102,080
Increase in deferred preneed funeral revenue	92	23,785	17,746
Decrease in deferred preneed funeral receipts held in trust	(22,558)	(23,334)	(95,581)
Effect of preneed cemetery production and maturities:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(41,427)	36,333	83,689
Increase in deferred preneed cemetery revenue	24,999	11,408	5,142
Decrease in deferred preneed cemetery receipts held in trust	(11,702)	(22,388)	(77,640)
Acquisition costs and other	4,254	(585)	9

Net cash provided by operating activities from continuing operations	372,070	350,314	338,903
Net cash provided by operating activities from discontinued operations	—	—	17,279

Net cash provided by operating activities	372,070	350,314	356,182
Cash flows from investing activities:
Capital expenditures	(83,790)	(154,101)	(157,011)
Acquisitions	(84,932)	(8,828)	(8,355)
Proceeds from divestitures and sales of property and equipment, net	32,696	32,543	410,689
Proceeds from redemption of securities	—	—	158,691
Net deposits of restricted funds and other	(16,459)	(21,741)	(17,347)

Net cash (used in) provided by investing activities from continuing operations	(152,485)	(152,127)	386,667
Net cash provided by (used in) investing activities from discontinued operations	—	858	(8,546)

Net cash (used in) provided by investing activities	(152,485)	(151,269)	378,121
Cash flows from financing activities:
Payments of debt	(269,172)	(112,302)	(501,779)
Principal payments on capital leases	(24,288)	(25,851)	(27,057)
Proceeds from long-term debt issued	150,000	82,133	398,996
Debt issuance costs	(8,146)	—	(6,443)
Proceeds from exercise of stock options	17,407	14,812	52,938
Excess tax benefits from share-based awards	—	—	10,469
Purchase of Company common stock	—	(142,155)	(505,121)
Payments of dividends	(40,195)	(41,501)	(34,629)
Bank overdrafts and other	(4,036)	(5,779)	7,209

Net cash used in financing activities from continuing operations	(178,430)	(230,643)	(605,417)
Net cash used in financing activities from discontinued operations	—	—	(2,113)

Net cash used in financing activities	(178,430)	(230,643)	(607,530)
Effect of foreign currency	10,193	(8,599)	1,941

Net increase (decrease) in cash and cash equivalents	51,348	(40,197)	128,714
Cash and cash equivalents at beginning of period	128,397	168,594	39,880

Cash and cash equivalents at end of period	$179,745	$128,397	$168,594

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF EQUITY

						Accumulated
			Treasury	Capital in		Other
	Outstanding	Common	Stock,	Excess of	Accumulated	Comprehensive	Noncontrolling
	Shares	Stock	Par Value	Par Value	Deficit	Income	Interest	Total
			(In thousands, except per share amounts)
Balance at December 31, 2006	293,222	$293,232	(10)	$2,135,649	$(906,394)	$72,298	$—	$1,594,775
Comprehensive income:
Net income					247,729			247,729
Other comprehensive income:
Foreign currency translation						92,003		92,003
Unrealized loss on available-for-sale securities						(5,699)		(5,699)
Reclassification for losses on available-for-sale securities realized in net income						9,430		9,430
Reclassification for translation adjustment realized in net gain						(16,065)		(16,065)
Recognition of prior service cost						623		623

Total other comprehensive income								80,292
Total comprehensive income								328,021
Cumulative effect of FIN 48 adoption					29,853			29,853
Tax benefits related to share-based awards				18,513				18,513
Dividends on common stock ($.13 per share)				(36,426)				(36,426)
Stock option exercises	7,732	7,732		45,206				52,938
Restricted stock award, net of forfeitures and other	374	314	60	369				743
Employee share-based compensation earned				8,787				8,787
Purchase of Company common stock	(38,470)		(38,470)	(297,498)	(169,153)			(505,121)
Retirement of treasury shares		(36,459)	36,459					—

Balance at December 31, 2007	262,858	$264,819	(1,961)	$1,874,600	$(797,965)	$152,590	$—	$1,492,083

Comprehensive income:
Net income					97,083		133	97,216
Foreign currency translation						(115,941)		(115,941)

Total comprehensive loss								(18,725)
Cumulative effect of accounting change					(3,265)			(3,265)
Dividends on common stock ($.16 per share)				(40,895)				(40,895)
Stock option exercises	3,944	3,944		10,868				14,812
Reversal of tax benefits related to share-based awards				(18,513)				(18,513)
Restricted stock award, net of forfeitures and other	354	293	61	355				709
Employee share-based compensation earned				9,261				9,261
Purchase of Company common stock	(17,684)		(17,684)	(101,862)	(22,609)			(142,155)
Noncontrolling interest payments							(133)	(133)
Retirement of treasury shares		(19,103)	19,103					—

Balance at December 31, 2008	249,472	$249,953	(481)	$1,733,814	$(726,756)	$36,649	$—	$1,293,179

Comprehensive income:
Net income					123,098		(5)	123,093
Foreign currency translation						60,493	30	60,523

Total comprehensive income								183,616
Tax benefits related to share-based awards				19,059				19,059
Dividends on common stock ($.16 per share)				(40,381)				(40,381)
Stock option exercises	3,643	3,643		13,764				17,407
Restricted stock awards, net of forfeitures and other	830	830		(830)				—
Employee share-based compensation				9,684				9,684
Issuance of shares from treasury stock	72	1	71	383				455
Noncontrolling interest payments							(231)	(231)
Retirement of treasury shares		(400)	400					—
Other					(218)		218	—

Balance at December 31, 2009	254,017	$254,027	(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. Our operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.

Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including mausoleum spaces, lots, and lawn crypts, and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be provided in the future.

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

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (EITF) Abstracts. Instead, it will issue Accounting Standards Updates to update the ASC. The ASC is effective for interim or annual financial periods ending after September 15, 2009. We adopted the ASC in the third quarter of 2009, and its adoption did not impact our consolidated financial statements.

Reclassifications and Prior Period Adjustments

Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments to correct errors related to prior accounting periods during the three months and year ended December 31, 2009. For the three months ended December 31, 2009, the net impact of these adjustments was a $0.6 million decrease to our pre-tax income and a $2.4 million increase to our net income attributable to common stockholders, primarily related to certain prior period income tax adjustments. For the year ended December 31, 2009, the net impact of these adjustments was a $7.5 million decrease to our pre-tax income and a $0.8 million decrease to our net income attributable to common stockholders, primarily related to certain prior period life insurance benefit and income tax adjustments. We do not believe these adjustments are material to our consolidated financial statements for the year ended December 31, 2009, nor were such items material to any of our prior annual or interim financial statements.

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

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. Subsequently, on April 1, 2009, the FASB amended and clarified certain aspects of its authoritative guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We apply the FASB authoritative guidance to all business combinations for which the acquisition date is on or after January 1, 2009, and to certain future income tax effects related to our prior business combinations, should they arise. In these acquisitions, tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination.

On October 14, 2009, we entered into a definitive support agreement in which we agreed to offer to acquire all of the outstanding common shares of Keystone for C$8.00 per share in cash with price escalators based on the actual closing date. The total acquisition is valued at approximately $265 million using exchange rates as of December 31, 2009, including transaction fees and the assumption of Keystone’s outstanding debt. The acquisition is anticipated to close in the first quarter of 2010, subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act; however, there can be no assurance the acquisition will be completed by this time or at all.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, the majority of our cash was invested in commercial paper. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Property is depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $111.1 million, $114.2 million, and $115.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.

Leases

We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2009. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. As of December 31, 2009, our funeral segment reporting unit includes assets in North America and Germany. Our cemetery segment reporting unit includes assets in North America. We performed our annual impairment test of goodwill in accordance with the Intangibles Topic of the ASC during the fourth quarter.

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter, we concluded that there was no impairment of goodwill as of December 31, 2009.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2009.

For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.5 to 4.5% over a three-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. We considered the impact of recent realized losses in our trusts in developing our

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected cash flows. We used a 10.0% discount rate, which reflected our weighted average cost of capital based on our industry and our supplier industries and capital structure, as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 3.0% for both our funeral and cemetery segments.

Other Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from our acquisition of Alderwoods. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with the Intangibles Topic of the ASC annually during the fourth quarter.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 3.0% and discounted the cash flows at 10.2% based on the relative risk of these assets to our overall business. We concluded that there was no impairment of intangible assets as of December 31, 2009.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2009.

Our preneed backlog intangible asset is relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives of 10-20 years. Amortization expense for preneed backlog intangible asset and other intangible assets was $21.7 million, $23.6 million, and $27.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. Under this guidance, long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. No long-lived asset impairment reviews were required in 2009. While we believe our estimates of undiscounted future cash flows used in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 15, 2009, we cancelled 0.4 million shares of common stock held in our treasury. We cancelled 19.1 million and 36.5 million shares of common stock held in our treasury in 2008 and 2007, respectively. These retired treasury shares were changed to authorized but unissued status.

Foreign Currency Translation

All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in Equity as a component of Accumulated other comprehensive income in the consolidated statement of equity and consolidated balance sheet.

The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income, net in the consolidated statement of operations. We do not operate in countries that are considered to have hyperinflationary economies.

Noncontrolling Interests

The FASB issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively. As a result, we have modified our consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows, and consolidated statement of equity to incorporate the required disclosure of noncontrolling interest information.

Fair Value Measurements

We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2009, we adopted the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment that we disclose or recognize at fair value on a non-recurring basis. Our adoption for these assets and liabilities did not have a material impact on our results of operations, consolidated financial position, or cash flows.

In April 2009, the FASB issued additional guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The FASB guidance also re-emphasizes that the objective of a fair value measurement remains an exit price. The guidance, which was effective for us in the second quarter of 2009, did not have a material impact on our results of operations, consolidated financial position, or cash flows.

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

Cemetery Operations

Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Our cemetery trade receivables consist of amounts due for services already performed and merchandise already delivered. An allowance for doubtful accounts has been provided based on historical experience. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the Revenue Recognition Topic of the ASC. Under this guidance, revenue from constructed cemetery property is not recognized until 10% of the sales price has been collected. Revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are performed. Allowances for customer cancellations for preneed cemetery contracts are based upon historical experience. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered. Sales taxes collected are recognized on a net basis in our consolidated financial statements. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with the Revenue Recognition Topic of the ASC upon the earlier of vendor storage of these items or delivery in our cemetery.

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

Income Taxes

Income taxes are computed using the liability method. Deferred taxes are provided on all temporary differences between the financial bases and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realization exists. We intend to permanently reinvest the unremitted earnings of certain of our foreign subsidiaries in those businesses outside the United States, and therefore we have not provided for deferred federal income taxes on such unremitted foreign earnings. In June 2006, the FASB issued authoritative guidance for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the Income Tax Topic of the ASC. This interpretation requires companies to use a prescribed model for assessing the financial statement recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provided clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this guidance on January 1, 2007. See Note 9 for more information.

Split-Dollar Life Insurance Agreements

In March 2007, the FASB issued authoritative guidance that establishes criteria for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of a collateral assignment agreement in accordance with the Compensation for Retirement Benefits Topic of the ASC. We adopted this guidance on January 1, 2008. As a result of our adoption, we recorded a $3.3 million cumulative-effect adjustment, which increased our Accumulated deficit as of January 1, 2008.

Subsequent Events

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for us in the second quarter of 2009. For the year ended December 31, 2009, we have evaluated subsequent events through February 25, 2010. Compliance with the guidance did not have an impact on our consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements and Accounting Changes

Variable Interest Entities

In June 2009, the FASB amended its authoritative guidance to improve financial reporting by enterprises involved with variable interest entities (VIE). Specifically, the amended guidance addresses: (1) the impact resulting from the elimination of the qualifying special-purpose entity concept in previously issued guidance, and (2) constituent concerns about the application of certain key provisions of the existing guidance on the consolidation of variable interest entities, including those in which the accounting and disclosures under the existing guidance do not always provide timely and useful information about an enterprise’s involvement in a VIE. The amended guidance is effective for us on January 1, 2010, and its adoption will not impact our consolidated financial statements.

In December 2009, the FASB issued additional guidance on improving financial reporting by enterprises involved with variable interest entities by clarifying the principal objectives of required disclosures, which include: (1) the significant judgments and assumptions made by a reporting unit, 2) the nature of restrictions on a consolidated VIE’s assets reported by a reporting entity in its statement of financial position, including the carrying amounts of such assets and liabilities, (3) the nature of, and changes in, the risks associated with a reporting entity’s involvement with the VIE, and (4) how a reporting entity’s involvement with the VIE affects the reporting entity’s financial position, financial performance, and cash flows. The amended guidance is effective for us on January 1, 2010, and its adoption will not impact our consolidated financial statements.

Fair Value Measurements

In August 2009, the FASB issued additional guidance on how to determine the fair value of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles set forth by the FASB for measuring fair value, such as a present value technique. We adopted this guidance in the fourth quarter of 2009. The guidance did not have a material impact on our financial statements.

In September 2009, the FASB issued additional guidance on how to determine fair value for investments in certain entities that calculate net asset value per share. The guidance permits, as a practical expedient, to estimate the fair value of the investment using its reported net asset value per share as long as that value was calculated in accordance with the authoritative literature governing investment companies. We adopted this guidance in the fourth quarter of 2009. The guidance did not have an impact on our financial statements.

In January 2010, the FASB amended the Fair Value Measurements Topic of the ASC to require additional disclosures on 1) transfers between levels, 2) Level 3 activity presented on a gross basis, 3) valuation techniques, and 4) inputs into the valuation. Except for Item 2 above, the additional disclosures will be required in the first quarter of 2010 for us. The disclosures in Item 2 will be required in the first quarter of 2011 for us. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Multi-Deliverable Arrangements

In October 2009, the FASB issued authoritative guidance which impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our consolidated financial condition or results of operations.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Preneed Funeral Activities

Preneed funeral receivables, net and trust investments

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

Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.

The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2009	2008	2007
		(In thousands)

Deposits	$85,901	$93,586	$84,712
Withdrawals	$104,437	$122,294	$176,528
Purchases of available-for-sale securities	$372,058	$383,975	$1,093,255
Sales of available-for-sale securities	$398,984	$382,940	$901,609
Realized gains from sales of available-for-sale securities	$28,715	$46,703	$106,394
Realized losses from sales of available-for-sale securities	$(57,118)	$(76,192)	$(29,940)

The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2009	2008
	(In thousands)

Trust investments, at market	$771,568	$636,712
Cash and cash equivalents	153,126	125,657
Insurance-backed fixed income securities	214,255	216,394

Trust investments	1,138,949	978,763
Receivables from customers	256,009	249,224
Unearned finance charge	(6,129)	(6,316)

	1,388,829	1,221,671
Allowance for cancellation	(32,476)	(29,979)

Preneed funeral receivables and trust investments	$1,356,353	$1,191,692

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust.

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2009	2008	2007
		(In thousands)

Beginning balance — Preneed funeral receivables and trust investments	$1,191,692	$1,434,403	$1,516,676
Net preneed contract sales	155,834	155,988	146,250
Cash receipts from customers	(118,049)	(119,981)	(119,458)
Deposits to trust	85,901	93,586	84,712
(Dispositions) acquisitions of businesses, net	(6,226)	23,838	(73,502)
Net undistributed investment earnings (losses)(1)	164,003	(217,767)	54,397
Maturities and distributed earnings	(141,135)	(144,257)	(184,579)
Change in cancellation allowance	(2,054)	(603)	8,816
Effect of foreign currency and other	26,387	(33,515)	1,091

Ending balance — Preneed funeral receivables and trust investments	$1,356,353	$1,191,692	$1,434,403

(1)	Includes both realized and unrealized investment earnings (losses).

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at December 31, 2009 and 2008 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our funeral merchandise and service trust investments was 96% and 76% of the related cost basis of such investments as of December 31, 2009 and 2008, respectively.

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

Fixed income securities:
U.S. Treasury	$40,065	$1,258	$(65)	$41,258
Canadian government	104,713	1,430	(47)	106,096
Corporate	29,778	2,091	(21)	31,848
Residential mortgage-backed	6,573	119	(10)	6,682
Asset-backed	3,188	76	—	3,264
Equity securities:
Common stock (based on investment objectives):
Growth	150,649	22,210	(10,343)	162,516
Value	176,614	19,033	(16,027)	179,620
Mutual funds:
Equity	118,018	2,277	(27,153)	93,142
Fixed income	151,918	2,135	(18,586)	135,467
Private equity	24,445	1,529	(14,808)	11,166
Other	1,503	359	(976)	886

Trust investments	$807,464	$52,517	$(88,036)	$771,945

Less: Assets associated with businesses held for sale				(377)

				$771,568

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	61,907	569	(17,533)	44,943
Canadian government	86,216	951	(828)	86,339
Corporate	21,144	106	(670)	20,580
Residential mortgage-backed	26,230	233	(7,728)	18,735
Asset-backed	20	—	—	20
Equity securities:
Common Stock (based on investment objectives):
Growth	158,337	1,497	(47,427)	112,407
Value	184,807	1,747	(55,355)	131,199
Mutual funds:
Equity	98,499	691	(33,276)	65,914
Fixed income	156,393	2,475	(40,380)	118,488
Private equity	18,597	1,872	(6,717)	13,752
Other	29,261	825	(2,958)	27,128

Trust investments	$841,411	$10,966	$(212,872)	$639,505

Less: Assets associated with businesses held for sale				(2,793)

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

As of December 31, 2009, our unfunded commitment for our private equity and other investments was $13.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
		(In thousands)

Trust investments at December 31, 2009	$570,745	$189,148	$12,052	$771,945
Trust investments at December 31, 2008	$428,008	$170,617	$40,880	$639,505

The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Fair market value, beginning balance at January 1,	$40,880	$37,865
Net unrealized losses included in Accumulated other comprehensive income(1)	(9,205)	(5,920)
Net realized (losses) gains included in Other income, net(2)	(27)	420
Purchases, sales, contributions, and distributions, net	2,295	8,515
Transfers out of Level 3	(21,891)	—

Fair market value, ending balance at December 31,	$12,052	$40,880

(1)	All losses recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2010 to 2038. Maturities of fixed income securities at December 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$101,694
Due in one to five years	39,630
Due in five to ten years	38,540
Thereafter	9,284

$189,148

Earnings from all funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $23.7 million, $37.5 million, and $45.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. During 2009 we recorded a $22.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In 2008, we recorded a $9.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. In 2007, we recorded a $3.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments.

We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2009 and 2008, are shown in the following tables.

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$2,707	$(40)	$2,296	$(25)	$5,003	$(65)
Canadian government	5,367	(47)	—	—	5,367	(47)
Corporate	1,517	(21)	—	—	1,517	(21)
Residential mortgage-backed	1,494	(10)	—	—	1,494	(10)
Equity securities:
Common stock (based on investment objectives):
Growth	36,467	(3,693)	19,941	(6,650)	56,408	(10,343)
Value	38,221	(3,180)	45,979	(12,847)	84,200	(16,027)
Mutual funds:
Equity	60,413	(24,928)	20,945	(2,225)	81,358	(27,153)
Fixed income	46,542	(10,471)	22,684	(8,115)	69,226	(18,586)
Private equity	9,657	(1,743)	16,454	(13,065)	26,111	(14,808)
Other	585	(203)	765	(773)	1,350	(976)

Total temporarily impaired securities	$202,970	$(44,336)	$129,064	$(43,700)	$332,034	$(88,036)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$18,750	$(7,944)	$15,513	$(9,589)	$34,263	$(17,533)
Canadian government	19,711	(828)	—	—	19,711	(828)
Corporate	9,751	(453)	411	(217)	10,162	(670)
Mortgage-backed	8,118	(3,495)	6,925	(4,233)	15,043	(7,728)
Equity securities:
Common stock (based on investment objectives):
Growth	57,436	(24,296)	41,992	(23,131)	99,428	(47,427)
Value	67,038	(28,356)	49,011	(26,999)	116,049	(55,355)
Mutual funds:
Equity	33,709	(15,589)	27,181	(17,687)	60,890	(33,276)
Fixed income	43,432	(19,348)	33,975	(21,032)	77,407	(40,380)
Private equity	1,608	(691)	12,850	(6,026)	14,458	(6,717)
Other	709	(304)	5,659	(2,654)	6,368	(2,958)

Total temporarily impaired securities	$260,262	$(101,304)	$193,517	$(111,568)	$453,779	$(212,872)

Deferred Preneed Funeral Revenues

At December 31, 2009 and 2008, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral service revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.

The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2009	2008	2007
	(In thousands)

Beginning balance — Deferred preneed funeral revenues, net	$588,198	$526,668	$537,792
Net preneed contract sales	141,752	149,150	135,417
(Dispositions) acquisitions of businesses, net	(794)	41,469	(120,290)
Net investment earnings (losses)(1)	135,842	(191,601)	56,779
Recognized deferred preneed revenues	(153,382)	(162,409)	(173,126)
Change in cancellation allowance	(2,972)	(2,336)	6,499
Change in deferred preneed funeral receipts held in trust	(117,181)	222,565	76,370
Effect of foreign currency and other	5,503	4,692	7,227

Ending balance — Deferred preneed funeral revenues, net	$596,966	$588,198	$526,668

(1)	Includes both realized and unrealized investment (losses) earnings.

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

Preneed cemetery receivables, net and trust investments

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

Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the service is performed or the merchandise is delivered.

The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2009	2008	2007
		(In thousands)

Deposits	$92,687	$106,724	$115,651
Withdrawals	$104,580	$132,725	$148,627
Purchases of available-for-sale securities	$625,248	$846,679	$1,067,208
Sales of available-for-sale securities	$593,133	$424,009	$1,377,914
Realized gains from sales of available-for-sale securities	$44,972	$47,411	$196,880
Realized losses from sales of available-for-sale securities	$(75,254)	$(85,527)	$(77,529)

The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2009	2008
	(In thousands)

Trust investments, at market	$920,374	$659,149
Cash and cash equivalents	145,668	139,753

Trust investments	1,066,042	798,902
Receivables from customers	396,918	341,688
Unearned finance charges	(41,517)	(48,999)

	1,421,443	1,091,591
Allowance for cancellation	(38,726)	(28,639)

Preneed cemetery receivables and trust investments	$1,382,717	$1,062,952

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2009	2008	2007
		(In thousands)

Beginning balance — Preneed cemetery receivables and trust investments	$1,062,952	$1,428,057	$1,522,584
Net preneed contract sales	408,328	424,939	499,965
Acquisitions (dispositions) of businesses, net	7,749	8,728	(105,428)
Net undistributed investment earnings (losses)(1)	271,804	(336,263)	88,700
Cash receipts from customers, net of refunds	(351,459)	(432,468)	(521,475)
Deposits to trust	92,687	106,724	115,651
Maturities, deliveries, and associated earnings	(104,580)	(132,725)	(148,627)
Change in cancellation allowance	(10,141)	8,328	9,124
Effect of foreign currency and other	5,377	(12,368)	(32,437)

Ending balance — Preneed cemetery receivables and trust investments	$1,382,717	$1,062,952	$1,428,057

(1)	Includes both realized and unrealized investment (losses) earnings.

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2009 and 2008 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery merchandise and service trust investments was 95% and 71% of the related cost basis of such investments as of December 31, 2009 and 2008, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	32,084	1,169	(81)	33,172
Canadian government	15,664	224	(53)	15,835
Corporate	9,065	438	(3)	9,500
Residential mortgage-backed	1,460	19	(2)	1,477
Asset-backed	6,476	193	—	6,669
Equity securities:
Common stock (based on investment objectives):
Growth	198,564	27,019	(11,130)	214,453
Value	260,356	23,475	(20,856)	262,975
Mutual funds:
Equity	241,763	4,028	(38,093)	207,698
Fixed income	233,999	2,699	(24,718)	211,980
Private equity	14,968	8	(11,000)	3,976
Other	1,230	34	(899)	365

Trust investments	$1,015,629	$59,306	$(106,835)	$968,100

Less: Assets associated with businesses held for sale				(47,726)

				$920,374

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	60,699	139	(19,146)	41,692
Canadian government	11,949	466	—	12,415
Corporate	9,726	130	(520)	9,336
Residential mortgage-backed	21,832	50	(6,867)	15,015
Equity securities:
Common stock (based on investment objectives):
Growth	194,429	544	(57,876)	137,097
Value	262,819	735	(78,233)	185,321
Mutual funds:
Equity	203,032	480	(67,330)	136,182
Fixed income	189,492	952	(55,452)	134,992
Private equity	11,795	678	(3,538)	8,935
Other	25,154	533	(2,785)	22,902

Trust investments	$990,927	$4,707	$(291,747)	$703,887

Less: Assets associated with businesses held for sale				(44,738)

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

As of December 31, 2009, our unfunded commitment for our private equity and other investments was $12.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, and mortgage-backed fixed income securities. Our private equity and other alternative investments are classified as Level 3 securities.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)

Trust investments at December 31, 2009	$897,106	$66,653	$4,341	$968,100
Trust investments at December 31, 2008	$593,592	$78,458	$31,837	$703,887

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2009	2008

Fair market value, beginning balance at January 1,	$31,837	$21,809
Net unrealized losses included in Accumulated other comprehensive income(1)	(14,039)	(3,109)
Net realized (losses) gains included in Other income, net(2)	(27)	325
Purchases, sales, contributions, and distributions, net	2,162	12,812
Transfers out of Level 3	(15,592)	—

Fair market value, ending balance at December 31	$4,341	$31,837

(1)	All losses recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2010 to 2038. Maturities of fixed income securities (excluding mutual funds) at December 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$2,383
Due in one to five years	26,837
Due in five to ten years	28,383
Thereafter	9,050

$66,653

Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merchandise and service trust investments were $8.6 million, $9.2 million, and $25.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. During 2009, we recorded a $41.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In 2008, we recorded an $11.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. In 2007, we recorded a $3.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses of certain private equity investments.

We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2009 and 2008, are shown in the following tables:

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$2,624	$(65)	$1,171	$(16)	$3,795	$(81)
Canadian government	5,262	(53)	—	—	5,262	(53)
Corporate	212	(3)	—	—	212	(3)
Residential mortgage-backed	267	(2)	—	—	267	(2)
Equity securities:
Common stock (based on investment objectives):
Growth	53,941	(4,357)	21,402	(6,773)	75,343	(11,130)
Value	64,698	(4,031)	60,093	(16,825)	124,791	(20,856)
Mutual funds:
Equity	123,439	(33,152)	44,463	(4,941)	167,902	(38,093)
Fixed income	131,246	(16,036)	28,203	(8,682)	159,449	(24,718)
Private equity	14,048	(4,056)	9,204	(6,944)	23,252	(11,000)
Other	863	(252)	552	(647)	1,415	(899)

Total temporarily impaired securities	$396,600	$(62,007)	$165,088	$(44,828)	$561,688	$(106,835)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$34,817	$(15,637)	$5,757	$(3,509)	$40,574	$(19,146)
Corporate	4,204	(435)	113	(85)	4,317	(520)
Residential mortgage-backed	12,491	(5,610)	2,066	(1,257)	14,557	(6,867)
Equity securities:
Common stock (based on investment objectives):
Growth	113,100	(50,671)	18,104	(7,205)	131,204	(57,876)
Value	152,885	(68,495)	24,471	(9,738)	177,356	(78,233)
Mutual funds:
Equity	101,895	(46,405)	29,282	(20,925)	131,177	(67,330)
Fixed income	100,882	(46,308)	15,045	(9,144)	115,927	(55,452)
Private equity	660	(231)	7,536	(3,307)	8,196	(3,538)
Other	519	(182)	5,933	(2,603)	6,452	(2,785)

Total temporarily impaired securities	$521,453	$(233,974)	$108,307	$(57,773)	$629,760	$(291,747)

Deferred Preneed Cemetery Revenues

At December 31, 2009 and 2008, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.

The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2009	2008	2007
	(In thousands)

Beginning balance — Deferred preneed cemetery revenues	$771,117	$753,876	$754,193
Net preneed and atneed deferred sales	342,984	338,114	374,412
Acquisitions (dispositions) of businesses, net	5,461	529	(20,321)
Net investment earnings (losses)(1)	242,483	(299,422)	91,601
Recognized deferred preneed revenues	(325,036)	(356,501)	(405,891)
Change in cancellation allowance	10,855	7,866	3,233
Change in deferred preneed cemetery receipts held in trust	(235,031)	330,333	(21,347)
Effect of foreign currency and other	4,710	(3,678)	(22,004)

Ending balance — Deferred preneed cemetery revenues	$817,543	$771,117	$753,876

(1)	Includes both realized and unrealized investment (losses) earnings.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Cemetery Perpetual Care Trusts

We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our consolidated statement of cash flows.

The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2009	2008	2007
	(In thousands)

Deposits	$22,336	$23,347	$26,253
Withdrawals	$31,196	$31,628	$26,377
Purchases of available-for-sale securities	$369,536	$218,140	$727,682
Sales of available-for-sale securities	$285,370	$222,445	$470,749
Realized gains from sales of available-for-sale securities	$11,288	$19,070	$45,203
Realized losses from sales of available-for-sale securities	$(20,512)	$(32,312)	$(15,339)

The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2009	2008
	(In thousands)

Trust investments, at market	$797,536	$673,237
Cash and cash equivalents	92,153	71,521

Cemetery perpetual care trust investments	$889,689	$744,758

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2009 and 2008 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 95% and 81% of the related cost basis of such investments as of December 31, 2009 and 2008, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	5,031	852	(9)	5,874
Canadian government	26,688	378	(92)	26,974
Corporate	40,703	3,079	(367)	43,415
Residential mortgage-backed	1,923	35	(9)	1,949
Asset-backed	520	8	—	528
Equity securities:
Preferred stock	5,803	1,389	(259)	6,933
Common stock (based on investment objectives):
Growth	6,172	452	(251)	6,373
Value	129,549	8,810	(15,185)	123,174
Mutual funds:
Equity	69,376	2,023	(15,598)	55,801
Fixed income	534,137	4,384	(9,845)	528,676
Private equity	28,853	394	(18,235)	11,012
Other	8,568	748	(5,385)	3,931

Cemetery perpetual care trust investments	$857,323	$22,552	$(65,235)	$814,640

Less: Assets associated with businesses held for sale				(17,104)

				$797,536

	December 31, 2008
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	5,805	769	(808)	5,766
Canadian government	20,837	773	—	21,610
Corporate	42,139	202	(5,079)	37,262
Residential mortgage-backed	4,376	1	(835)	3,542
Equity securities:
Preferred stock	5,558	1	(1,186)	4,373
Common stock (based on investment objectives):
Growth	5,744	70	(1,200)	4,614
Value	106,709	1,303	(22,287)	85,725
Mutual funds:
Equity	90,044	25	(20,931)	69,138
Fixed income	519,132	233	(106,187)	413,178
Private equity	20,561	668	(2,812)	18,417
Other	32,482	816	(3,439)	29,859

Cemetery perpetual care trust investments	$853,387	$4,861	$(164,764)	$693,484

Less: Assets associated with businesses held for sale				(20,247)

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

As of December 31, 2009, our unfunded commitment for our private equity and other investments was $10.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

The inputs into the fair value of our market-based cemetery perpetual care investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)

Trust investments at December 31, 2009	$714,024	$85,673	$14,943	$814,640
Trust investments at December 31, 2008	$572,655	$72,553	$48,276	$693,484

The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2009	2008

Fair market value, beginning balance	$48,276	$32,644
Net unrealized losses included in Accumulated other comprehensive income(1)	(27,920)	(13,569)
Net realized (losses) gains included in Other income, net(2)	(121)	32
Purchases, sales, contributions, and distributions, net	1,920	29,169
Transfers out of Level 3	(7,212)	—

Fair market value, ending balance	$14,943	$48,276

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	All losses recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All (losses) gains recognized in Other income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2010 to 2038. Maturities of fixed income securities at December 31, 2009 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$3,389
Due in one to five years	39,130
Due in five to ten years	20,793
Thereafter	15,428

$78,740

Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we have incurred qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $37.6 million, $36.0 million, and $44.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. During 2009, we recorded a $13.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In 2008, we recorded a $2.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments. In 2007, we recorded a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain private equity and other investments.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses for the years ended December 31, 2009 and 2008, are shown in the following tables.

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$1,029	$(9)	$—	$—	$1,029	$(9)
Canadian Government	9,053	(92)	—	—	9,053	(92)
Corporate	4,739	(92)	2,780	(275)	7,519	(367)
Residential mortgage-backed	1,426	(9)	—	—	1,426	(9)
Equity securities:
Preferred stock	511	(47)	734	(212)	1,245	(259)
Common stock (based on investment objectives):
Growth	1,299	(126)	987	(125)	2,286	(251)
Value	20,125	(1,649)	36,289	(13,536)	56,414	(15,185)
Mutual funds:
Equity	21,152	(9,290)	16,051	(6,308)	37,203	(15,598)
Fixed income	285,936	(7,512)	36,141	(2,333)	322,077	(9,845)
Private equity	8,973	(7,249)	12,689	(10,986)	21,662	(18,235)
Other	2,497	(2,017)	3,519	(3,368)	6,016	(5,385)

Total temporarily impaired securities	$356,740	$(28,092)	$109,190	$(37,143)	$465,930	$(65,235)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$2,729	$(435)	$1,358	$(373)	$4,087	$(808)
Corporate	17,224	(2,997)	9,932	(2,082)	27,156	(5,079)
Residential mortgage-backed	1,705	(410)	1,507	(425)	3,212	(835)
Equity securities:
Preferred stock	2,335	(562)	2,085	(624)	4,420	(1,186)
Common stock (based on investment objectives):
Growth	2,486	(661)	1,905	(539)	4,391	(1,200)
Value	46,190	(12,276)	35,387	(10,011)	81,577	(22,287)
Mutual funds:
Equity	40,611	(11,959)	28,635	(8,972)	69,246	(20,931)
Fixed income	231,564	(53,735)	182,207	(52,452)	413,771	(106,187)
Private equity	8,764	(1,564)	4,760	(1,248)	13,524	(2,812)
Other	10,716	(1,912)	5,822	(1,527)	16,538	(3,439)

Total temporarily impaired securities	$364,324	$(86,511)	$273,598	$(78,253)	$637,922	$(164,764)

7.	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus

Deferred Preneed Funeral and Cemetery Receipts Held in Trust

We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with the Consolidation Topic of the ASC. Although the guidance requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability to us.

The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2009 and 2008 are detailed below.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009			December 31, 2008
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
		(In thousands)			(In thousands)

Trust investments	$1,138,949	$1,066,042	$2,204,991	$978,763	$798,902	$1,777,665
Accrued trust operating payables, deferred tax assets, and other	(1,449)	(2,139)	(3,588)	16,816	23,184	40,000

Deferred preneed funeral and cemetery receipts held in trust	$1,137,500	$1,063,903	$2,201,403	$995,579	$822,086	$1,817,665

Care Trusts’ Corpus

The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses and other long-term liabilities of our perpetual care trusts.

The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2009 and 2008 are detailed below.

	December 31, 2009	December 31, 2008
	(In thousands)

Cemetery perpetual care trust investments	$889,689	$744,758
Accrued trust operating payables, deferred tax assets, and other	1,220	27,476

Care trusts’ corpus	$890,909	$772,234

Other Income, Net

The components of Other income, net in our consolidated statement of operations for the years ended December 31, 2009, 2008, and 2007 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery and perpetual care trusts.

	Year Ended December 31, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)

Realized gains	$28,715	$44,972	$11,288	$—	$84,975
Realized losses and impairment charges	(79,594)	(116,499)	(33,579)	—	(229,672)
Interest, dividend, and other ordinary income	21,694	25,273	37,436	—	84,403
Trust expenses and income taxes	(4,127)	(3,789)	(3,240)	—	(11,156)

Net trust investment (loss) income	(33,312)	(50,043)	11,905	—	(71,450)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	33,312	50,043	(11,905)	—	71,450
Other income, net	—	—	—	1,316	1,316

Total other income, net	$—	$—	$—	$1,316	$1,316

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)

Realized gains	$46,703	$47,411	$19,070	$—	$113,184
Realized losses and impairment charges	(85,298)	(96,919)	(34,338)	—	(216,555)
Interest, dividend, and other ordinary income	43,265	31,894	37,177	—	112,336
Trust expenses and income taxes	(14,090)	(22,619)	(837)	—	(37,546)

Net trust investment (loss) income	(9,420)	(40,233)	21,072	—	(28,581)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,420	40,233	(21,072)	—	28,581
Other income, net	—	—	—	4,897	4,897

Total other income, net	$—	$—	$—	$4,897	$4,897

	Year Ended December 31, 2007
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)

Realized gains	$106,394	$196,880	$45,203	$—	$348,477
Realized losses and impairment charges	(33,507)	(80,732)	(16,505)	—	(130,744)
Interest, dividend, and other ordinary income	26,791	41,218	40,713	—	108,722
Trust expenses and income taxes	(10,534)	(17,264)	(4,644)	—	(32,442)

Net trust investment income	89,144	140,102	64,767	—	294,013
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(89,144)	(140,102)	(64,767)	—	(294,013)
Other income, net	—	—	—	7,921	7,921

Total other income, net	$—	$—	$—	$7,921	$7,921

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill

The changes in the carrying amounts of goodwill for our funeral and cemetery segments are as follows (in thousands):

	2009			2008
	Funeral	Cemetery		Funeral	Cemetery
	Segment	Segment	Total	Segment	Segment	Total

Balance as of January 1:
Goodwill	$1,124,219	$201,544	$1,325,763	$1,170,855	$174,092	$1,344,947
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)

	1,124,219	54,750	1,178,969	1,170,855	27,298	1,198,153
Increase in goodwill related to acquisitions	13,661	2,602	16,263	22,162	25,876	48,038
Reduction of goodwill related to divestitures	(12,064)	(55)	(12,119)	(13,462)	(56)	(13,518)
Effect of foreign currency and other	14,926	3,293	18,219	(55,336)	1,632	(53,704)

	16,523	5,840	22,363	(46,636)	27,452	(19,184)
Balance as of December 31:
Goodwill	1,140,742	207,384	1,348,126	1,124,219	201,544	1,325,763
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)

	$1,140,742	$60,590	$1,201,332	$1,124,219	$54,750	$1,178,969

9.	Income Taxes

The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.

Income from continuing operations before income taxes for the years ended December 31 was comprised of the following components:

	2009	2008	2007
	(In thousands)

United States	$175,212	$125,694	$369,730
Foreign	24,156	37,601	17,257

	$199,368	$163,295	$386,987

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2009	2008	2007
		(In thousands)

Current:
United States	$13	$(60,270)	$84,405
Foreign	9,200	11,285	8,296
State	9,196	5,584	16,317

Total current income taxes	18,409	(43,401)	109,018

Deferred:
United States	$57,767	$99,752	$16,058
Foreign	(806)	645	(210)
State	905	8,721	18,804

Total deferred income taxes	57,866	109,118	34,652

Total income taxes	$76,275	$65,717	$143,670

The current benefit associated with U.S. income taxes in 2008 reflects a refund of 2007 estimated taxes. We made income tax payments, net of refunds, of $21.1 million, $20.1 million, and $44.5 million in 2009, 2008, and 2007, respectively.

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2009	2008	2007
	(In thousands)

Computed tax provision at the applicable federal statutory income tax rate	$69,779	$57,107	$135,446
State and local taxes, net of federal income tax benefits	6,565	9,298	22,829
Dividends received deduction and tax exempt interest	(947)	(1,177)	(1,453)
Foreign jurisdiction differences	(3,707)	(4,975)	(1,349)
Permanent differences associated with dispositions	2,950	2,586	14,611
Changes in uncertain tax positions	(134)	818	(29,287)
Other	1,769	2,060	2,873

Provision for income taxes	$76,275	$65,717	$143,670

Total effective tax rate	38.3%	40.2%	37.1%

During 2009 we restructured some of our state operating structures which lowered our state income tax expense. We also recognized the benefit of some of our uncertain tax positions because of statute of limitation expirations. These two events caused a decrease in our effective tax rate that was partially offset by higher taxable income from our Canadian operations. Our 2009, 2008, and 2007 effective tax rates were negatively impacted by permanent differences between the book and tax basis of North American asset divestitures. During the fourth quarter of 2007, we generated taxable capital gains on the sale of our investment in our French unconsolidated subsidiary which allowed us to recognize the benefit of capital loss carryforwards that we had previously concluded were more likely than not to expire unutilized. That benefit decreased our 2007 effective tax rate by nine percentage points.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2009	2008
	(In thousands)

Inventories and cemetery property, principally due to purchase accounting adjustments	$(332,465)	$(330,413)
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	(150,312)	(78,765)
Intangibles	(55,976)	(55,984)
Payables, principally due to sales of cemetery interment rights and related products	(1,390)	—

Deferred tax liabilities	(540,143)	(465,162)

Loss and tax credit carryforwards	224,442	181,890
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	172,944	117,753
Accrued liabilities	28,090	7,268
Receivables, principally due to sales of cemetery interment rights and related products	—	6,131
Other	6,918	12,836

Deferred tax assets	432,394	325,878

Less: Valuation allowance	(87,447)	(69,822)

Net deferred income tax liability	$(195,196)	$(209,106)

Deferred tax assets and Deferred income tax liabilities consisted of the following as of December 31:

	2009	2008

Current deferred tax assets	$51,534	$79,571
Non-current deferred tax liabilities	(246,730)	(288,677)

Net deferred tax liability	$(195,196)	$(209,106)

In addition to the loss and tax credit carryforward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (windfall tax benefits). Pursuant to the Stock Compensation Topic under the ASC, such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2009 and 2008, we have windfall tax benefits of $8.1 million and $25.0 million, respectively, which when realized will be recorded as a reduction to current taxes payable and credit to Capital in excess of par value in our consolidated financial statements. During 2009, we recognized $19.1 million of windfall tax benefits related to share-based awards, including $18.9 million related to tax deductions recognized in previous periods.

At December 31, 2009 and 2008, U.S. income taxes had not been provided on $200.2 million and $137.3 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2009 (in thousands):

Federal, State and
Foreign Tax
(In thousands)

Balance at January 1, 2007	$198,773
Additions to tax positions related to the current year	803
Reductions to tax positions related to prior years	(45,115)
Reductions to tax positions related to acquired entities in prior years, offset to goodwill	(774)
Statute expirations	(5,799)

Balance at December 31, 2007	147,888

Additions to tax positions related to prior years	8,132
Reductions to tax positions related to acquired entities in prior years, offset to goodwill	(8,700)
Statute expirations	(4,863)

Balance at December 31, 2008	142,457

Additions to tax positions related to the current year	5,154
Additions to tax positions related to prior years	1,076
Statute expirations	(4,243)

Balance at December 31, 2009	$144,444

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $41.2 million, $51.6 million, and $41.9 million as of December 31, 2009, 2008, and 2007, respectively.

During 2009, in accordance with the Income Tax Topic under the ASC, we recorded an increase of $6.2 million in our liability for unrecognized tax benefits, of which $5.1 million related to U.S. tax positions taken in the current year and $1.1 million related to U.S. tax positions taken in prior years. In addition, we recorded a $4.2 million decrease in our tax liability due to the statute of limitation expirations on positions taken in prior years.

During 2008, we recorded an increase of $8.1 million to our liability for unrecognized tax benefits primarily related to U.S. and foreign tax positions taken in previous fiscal years, of which $6.0 million was taken to goodwill. In addition, we recorded a $13.6 million decrease to our tax liability, due to the expiration of statute of limitation on positions taken in previous fiscal years, of which $8.7 million was offset to goodwill.

We adopted the FASB authoritative guidance on uncertain tax positions on January 1, 2007. As a result of our initial adoption, we recognized a $12.0 million net increase in our liability for unrecognized tax benefits, which was recorded as a $24.0 million increase to goodwill (related to uncertain tax positions acquired in the recent Alderwoods transaction) and a $12.0 million decrease in our Accumulated deficit as of January 1, 2007. As of the date of our initial adoption and after considering the impact of recognizing the net liability increase noted above, our unrecognized tax benefits totaled $257.1 million, of which $156.3 million would impact our effective tax rate, if recognized.

During the fourth quarter of 2007, we identified certain computational errors in our initial adoption impact related to both unrecognized tax benefits and the potential accrued interest associated with such unrecognized tax benefits at the time of adoption. The net effect of these computational errors, including an $11.1 million adjustment for interest, was recorded as a $17.9 million decrease in our liability for unrecognized tax benefits during the fourth quarter of 2007. As revised for this immaterial correction of an error, our adoption resulted in our recording a

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.9 million reduction in our liability for unrecognized tax benefits, of which $24.0 million was recorded as an increase to goodwill and $29.9 million was recorded as a decrease in our Accumulated deficit as of January 1, 2007. As of the date of our adoption and after considering the impact of recognizing the immaterial correction of an error noted above, our unrecognized tax benefits totaled $198.8 million, of which $80.0 million would impact our effective tax rate, if recognized.

During the fourth quarter of 2007 we generated taxable capital gains from the sale of our investment in our French operations which allowed us to recognize the benefit of capital loss carryforwards that we had previously concluded were more likely than not to expire unutilized. The reduction in the tax associated with prior years of $45.1 million primarily relates to the recognition of capital loss carryforward amounts. In the fourth quarter of 2007, we recorded a net decrease in our liability for uncertain tax positions of approximately $5.8 million relating to uncertain positions taken in prior years, as a result of expiring federal, state and foreign statute of limitations.

Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $36.0 million, $32.2 million and $29.8 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2009, 2008, and 2007, respectively. We recognized interest and penalties of $3.8 million, $2.4 million, and $7.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Canada and Spain are auditing various tax returns. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2008. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Various subsidiaries have foreign, federal, and state carryforwards in the aggregate of $2.3 billion with expiration dates through 2028. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)

2010	$323	$20,870	$—	$21,193
2011	221	23,306	—	23,527
2012	1,002	71,964	—	72,966
2013	141	15,666	—	15,807
Thereafter	171,498	2,037,462	428	2,209,388

Total	$173,185	$2,169,268	$428	$2,342,881

In addition to the above loss carryforwards, we have $70.9 million of foreign losses that have an indefinite expiration.

Because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carryforwards, a valuation allowance has been established. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2009, we recorded a $10.5 million increase in state valuation allowances related to net operating losses that we expect will expire unutilized and an $8.8 million increase in foreign valuation allowances on tax losses in foreign jurisdictions from prior years. We also reflected a

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million decrease in valuation allowances on federal operating losses. At December 31, 2009, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State	Foreign	Total
		(In thousands)

Loss and tax credit carryforwards	$68,708	$127,425	$28,309	$224,442
Valuation allowance	$4,739	$55,013	$27,695	$87,447

10.	Debt

Debt as of December 31 was as follows:

	2009	2008
	(In thousands)

7.7% Notes due April 2009	$—	$28,731
7.875% Debentures due February 2013	32,127	55,627
7.375% Senior notes due October 2014	245,000	250,000
6.75% Notes due April 2015	160,250	200,000
6.75% Notes due April 2016	233,143	250,000
7.0% Notes due June 2017	295,000	300,000
7.625% Senior Notes due October 2018	250,000	250,000
7.5% Notes due April 2027	200,000	200,000
8.0% Notes due November 2021	150,000	—
Bank credit facility due 2013	150,000	—
Series B Senior Notes due November 2011	—	150,000
Obligations under capital leases	142,946	109,782
Mortgage notes and other debt, maturities through 2047	38,631	58,976
Unamortized pricing discounts and other	(6,608)	(4,608)

Total debt	1,890,489	1,848,508
Less current maturities	(49,957)	(27,104)

Total long-term debt	$1,840,532	$1,821,404

Current maturities of debt at December 31, 2009 were primarily comprised of our capital lease obligations. Our consolidated debt had a weighted average interest rate of 6.52% and 6.70% at December 31, 2009 and 2008, respectively. Approximately 85% and 87% of our total debt had a fixed interest rate at December 31, 2009 and 2008, respectively.

The aggregate maturities of our debt for the five years subsequent to December 31, 2009 (in thousands) are as follows:

2010	$49,957
2011	18,768
2012	15,696
2013	222,253
2014	251,726
2015 and thereafter	1,332,089

$1,890,489

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Facility

We entered into a five-year $450 million bank credit facility in November 2006 with a syndicate of financial institutions, comprised of a $300 million bank credit facility and a $150 million term loan facility, including a sublimit of $175 million for letters of credit. In the fourth quarter of 2009, we amended our bank credit facility to increase the availability thereunder from $300 million to $400 million and extended the maturity date by two years to November 2013. We used the increased availability under our facility to prepay in full our privately placed $150 million aggregate principal amount of Series B Senior Notes due November 2011.

As of December 31, 2009, we have $150.0 million in outstanding cash advances under the facility and have used it to support $47.4 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.25% to 0.50%. As of December 31, 2009, we have $203 million in borrowing capacity under the facility.

Debt Issuances and Additions

In November 2009, we issued $150.0 million of unsecured 8.0% Senior Notes due 2021. The net proceeds of these notes are held in escrow accounts, pending the consummation of the Keystone acquisition and related financing transactions. The Company is entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

During 2008, we entered into loan arrangements with financial institutions totaling $45.0 million. The proceeds, which are included in mortgage notes and other debt, were used for deposits related to certain transportation vehicles. Additionally we drew $54.3 million on our bank credit facility, the proceeds of which were used to pay our 6.50% Notes due 2008 and for general corporate purposes.

In April 2007, we completed a private offering of $400.0 million aggregate principal unsecured senior notes, consisting of $200.0 million aggregate principal amount of 6.75% Senior Notes due 2015 and $200.0 million aggregate principal amount of 7.50% Senior Notes due 2027. We are entitled to redeem the notes at any time by paying a make-whole premium. The notes are subject to the provisions of our Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We used the net proceeds from the offering to fund the closing of the tender offers for our 6.50% Notes due 2008 and 7.70% Notes due 2009, as further discussed below, and for general corporate purposes. We filed a registration statement with the SEC and exchanged the notes for registered notes with substantially identical terms in the third quarter of 2007.

Debt Extinguishments and Reductions

Subsequent to December 31, 2009, we repaid $30.0 million of amounts drawn on our bank credit facility. There was no gain or loss recognized as a result of this repayment.

During 2009, we made debt payments of $269.2 million, including the following scheduled payments and purchases on the open market:

•	$28.7 million balance of our 7.7% Notes due April 2009;

•	$150.0 million aggregate principal amount of our Series B Senior Notes due November 2011;

•	$23.5 million aggregate principal amount of our 7.875% Debentures due February 2013;

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$5.0 million aggregate principal amount of our 7.375% Senior Notes due October 2014;

•	$39.8 million aggregate principal amount of our 6.75% Notes due April 2015;

•	$16.9 million aggregate principal amount of our 6.75% Notes due April 2016; and

•	$5.0 million aggregate principal amount of our 7.0% Notes due June 2017.

Certain of the above transactions resulted in the recognition of a $3.1 million gain recorded in Gain (loss) on early extinguishment of debt during the year ended December 31, 2009, which represents the write-off of unamortized deferred loan costs of $2.0 million and a $5.1 million net discount on the purchase of the notes.

In the fourth quarter of 2008, we repaid $54.3 million of amounts drawn on our bank credit facility. In the first quarter of 2008, we repaid $45.2 million aggregate principal amount of our 6.50% Notes due 2008. There was no gain or loss recognized as a result of this repayment.

In the fourth quarter of 2007, we purchased $13.5 million aggregate principal amount of our 6.875% Notes due 2007. In addition to this repurchase, we also prepaid $50 million of our Series A Senior Notes due 2011. As a result of this transaction, we recognized a loss of $0.5 million recorded in Gain (loss) on early extinguishment of debt in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.5 million.

In the second quarter of 2007, we purchased $149.8 million aggregate principal amount of our 6.50% Notes due 2008 and $173.8 million aggregate principal amount of our 7.70% Notes due 2009 in a tender offer. In connection with the repurchase of the notes, we recognized a Gain (loss) on early extinguishment of debt of $12.1 million, which represents the write-off of unamortized deferred loan costs of $1.1 million, a $1.0 million loss on a related interest rate hedge, and $10.0 million in premiums paid to extinguish the debt.

In the first quarter of 2007, we repaid $100.0 million aggregate principal amount of our term loan. As a result of this transaction, we recognized a loss of $2.4 million recorded in Gain (loss) on early extinguishment of debt in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.7 million and a $0.7 million premium to early extinguish the debt.

Capital Leases

In 2009, 2008, and 2007, we acquired $64.1 million, $27.5 million, and $31.7 million, respectively, of transportation equipment using capital leases. See additional information regarding these leases in Note 12.

Additional Debt Disclosures

At December 31, 2009 and 2008, we had deposited $184.1 million and $23.8 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. Our restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $6.6 million and $4.6 million at December 31, 2009 and 2008, respectively, primarily relate to our 8.0% Senior Notes due 2021 and our 7.0% Notes due 2017.

We had assets of approximately $2.5 million and $38.1 million pledged as collateral for the mortgage notes and other debt at December 31, 2009 and 2008, respectively.

Cash interest payments for the three years ended December 31 were as follows, in thousands:

2009	$122,224
2008	$131,844
2007	$140,298

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash interest payments forecasted as of December 31, 2009 for the five years subsequent to December 31, 2009 are as follows, in thousands:

2010	$127,897
2011	$129,025
2012	$131,220
2013	$129,496
2014	$117,661
2015 and thereafter	$440,740

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

The fair value of our debt instruments at December 31 was as follows:

	2009	2008
	(In thousands)

7.7% Notes due April 2009	$—	$27,869
7.875% Debentures due February 2013	31,330	49,441
7.375% Senior notes due October 2014	247,450	215,000
6.75% Notes due April 2015	157,846	154,500
6.75% Notes due April 2016	222,069	190,000
7.0% Notes due June 2017	289,100	234,000
7.625% Senior Notes due October 2018	250,625	194,750
7.5% Notes due April 2027	179,000	129,750
8.0% Notes due November 2021	148,500	—
Bank credit facility due 2013	148,875	—
Series B Senior Notes due November 2011	—	106,222
Mortgage notes and other debt, maturities through 2047	34,898	43,674

Total fair value of debt instruments	$1,709,693	$1,345,206

The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy discussed in Note 2. The revolving credit agreement and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

Credit Risk Exposure

Our cash deposits, some of which exceed insured limits, are distributed among various market and national banks in the jurisdictions in which we operate. In addition, we regularly invest excess cash in financial instruments which are not insured, such as money-market funds and Eurodollar time deposits, that are offered by a variety of

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $22.8 million, $26.9 million, and $30.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)

2010	$9,529	$52,069
2011	7,586	19,784
2012	6,728	16,791
2013	6,208	13,790
2014	5,597	8,895
2015 and thereafter	44,106	52,460

Total	$79,754	$163,789

Less: Interest on capital leases		(20,843)

Total principal payable on capital leases		$142,946

Management, Consulting, and Non-Competition Agreements

We have entered into management, employment, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment	Consulting	Non-Competition	Total
		(In thousands)

2010	$2,103	$540	$2,966	$5,609
2011	854	215	2,133	3,202
2012	851	164	1,924	2,939
2013	565	39	1,531	2,135
2014	432	39	1,254	1,725
2015 and thereafter	242	112	5,708	6,062

Total	$5,047	$1,109	$15,516	$21,672

Representations and Warranties

As of December 31, 2009, we have contingent obligations of $11.3 million (of which $2.5 million is reflected in our consolidated financial statements as a liability) resulting from our previous international asset sales and joint venture transactions. In some cases, we have agreed to guarantee certain representations and warranties made in such divestiture transactions with letters of credit or interest-bearing cash investments. We have interest-bearing cash investments of $23.9 million included in Deferred charges and other assets collateralizing certain of these contingent obligations. We believe it is remote that we will be required to fund to third parties claims against these representations and warranties above the carrying value of the liability.

In 2004, we disposed of our funeral operations in France to a newly formed, third-party company. As a result of this sale, we recognized certain Euro-denominated contractual obligations related to representations, warranties, and other indemnifications. The remaining obligations related to these indemnifications was €0.2 million, or $0.3 million at December 31, 2009.

During the twelve months ended December 31, 2009, we released certain value-added tax (VAT) and social security indemnifications related to our former French operations as a result of the expiration of the statutory period of limitations. In addition, we reduced our related litigation reserves as a result of recent favorable court rulings. These transactions, after consideration of related foreign currency translation effects, resulted in an $18.8 million reduction of the carrying value of our obligation for the twelve months ended December 31, 2009. These indemnification reserve reductions were recorded in Gains (losses) on divestitures and impairment charges, net during the twelve months ended December 31, 2009.

Insurance Loss Reserves

We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2009 and 2008, we have self-insurance reserves of $57.9 million and $63.6 million, respectively.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.; 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor record keeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor record keeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. We cannot quantify our ultimate liability, if any, for the payment of any damages.

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

To date, we have successfully contested the class action allegations. In November 2008, the Magistrate Judge issued recommendations that motions for class certification be denied in the Funeral Consumers Case. In March 2009, the District Court affirmed the Magistrate Judge’s recommendations and denied class certification. In June 2009, the Fifth Circuit Court of Appeals denied the plaintiffs’ motion requesting permission to appeal the District

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court’s ruling denying class certification. Also in June 2009, the Fifth Circuit Court of Appeals denied plaintiffs’ motion requesting that the court reconsider its ruling. The District Court has set plaintiffs’ individual claims for trial for the June 7, 2010 docket.

Wage and Hour Claims.  We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including the Prise, Bryant, Bryant, Helm, Stickle, and Welch lawsuits described in the following paragraphs.

Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; in the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc. employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI-affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. The court has conditionally certified a class of claims as to certain job positions for Alderwoods employees.

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

Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. We cannot quantify our ultimate liability, if any, in these lawsuits.

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

Shauna Welch v. California Cemetery & Funeral Services, LLC; Case No. BC 396793; in the Superior Court of the State of California, for the County of Los Angeles. In August 2008, the plaintiff filed a class action on behalf of employees of a subsidiary in California for alleged violations of the California Labor Code and the Business & Professions Code. The plaintiff specifically alleges that she and the putative class are unable to negotiate their paychecks without paying a fee and/or without being subject to a waiting period since paychecks are issued from an out-of-state bank. Subject to court approval, the parties have agreed to settle this case for an amount which is not material to us.

The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Equity

(All shares reported in whole numbers)

Share Authorization

We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2009 or 2008. At December 31, 2009 and 2008, 500,000,000 common shares of $1 par value were authorized. We had 254,017,384 and 249,472,075 shares issued and outstanding, net of 10,000 and 481,000 shares held in treasury at par at December 31, 2009 and 2008, respectively.

Accumulated Other Comprehensive Income

Our components of Accumulated other comprehensive income are as follows:

	Foreign			Accumulated
	Currency	Pension	Unrealized	Other
	Translation	Related	Gains and	Comprehensive
	Adjustment	Adjustments	Losses	(Loss) Income
		(In thousands)

Balance at December 31, 2006	$76,652	$(623)	$(3,731)	$72,298
Activity in 2007	92,003	623	(5,699)	86,927
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	—	(105,438)	(105,438)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	—	105,438	105,438
Reclassification for losses on available-for-sale securities realized in net income	—	—	9,430	9,430
Reclassification for translation adjustment realized in net gain	(16,065)	—	—	(16,065)

Balance at December 31, 2007	$152,590	$—	$—	$152,590

Activity in 2008	(115,941)	—	—	(115,941)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	—	(605,355)	(605,355)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	—	605,355	605,355

Balance at December 31, 2008	$36,649	$—	$—	$36,649

Activity in 2009	60,493	—	—	60,493
Increase in net unrealized gains associated with available-for- sale securities of the trusts, net of taxes	—	—	323,131	323,131
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	—	(323,131)	(323,131)

Balance at December 31, 2009	$97,142	$—	$—	$97,142

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reclassification for losses on available-for-sale securities adjustment of $9.4 million for the year ended December 31, 2007 primarily relates to the sale of a consolidated subsidiary and is included in (Loss) income from discontinued operations on our consolidated statement of operations. The reclassification for translation adjustment of $16.1 million for the year ended December 31, 2007 relates to the sale of our former equity investment in France and is included in Equity in earnings of unconsolidated subsidiaries on our consolidated statement of operations.

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

Share Repurchase Program

Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2009, we did not repurchase any shares of our common stock. During 2008, we repurchased 17.7 million shares of common stock at an aggregate cost of $142.2 million including commissions, or an average cost per share of $8.03. During 2007, we repurchased 38.5 million shares of common stock at an aggregate cost of $505.1 million. In November 2008, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $120 million to repurchase our common stock. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $123.4 million at December 31, 2009.

Cash Dividends

On November 11, 2009, our Board of Directors approved a cash dividend of $.04 per common share. At December 31, 2009, this dividend totaling $10.2 million was recorded in Accounts payable and accrued liabilities and Capital in Excess of Par Value in our consolidated balance sheet. We paid this dividend subsequent to December 31, 2009. We paid $40.2 million, $41.5 million, and $34.6 million in cash dividends in 2009, 2008, and 2007, respectively. On February 10, 2010, our Board of Directors approved a cash dividend of $.04 per common share.

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

Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2009 and 2008, 7,157,477 and 12,068,455 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.

We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
Assumptions	2009	2008	2007

Dividend yield	3.5%	1.3%	1.4%
Expected volatility	32.3%	45.9%	38.9%
Risk-free interest rate	1.8%	2.9%	4.8%
Expected holding period	5.0 years	5.7 years	5.9 years

The following table summarizes certain information with respect to stock option and restricted share compensation for 2009, 2008, and 2007, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2009	2008	2007
	(In thousands)

Total pretax employee share-based compensation expense included in net income	$9,684	$9,261	$8,787
Income tax benefit related to share-based compensation included in net income	$3,705	$3,732	$3,401

Stock Options

The following table sets forth stock option activity for the year ended December 31, 2009:

(Shares reported in whole numbers and not in thousands)

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2008	10,861,889	$7.77
Granted	3,995,080	$4.19
Exercised	(3,658,500)	$4.78
Expired	(703,327)	$9.15

Outstanding at December 31, 2009	10,495,142	$7.36

Exercisable at December 31, 2009	5,020,631	$8.65

No stock options were forfeited during the twelve months ended December 31, 2009. The aggregate intrinsic value for stock options outstanding and exercisable was $19.1 million and $3.3 million, respectively, at December 31, 2009. Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2009:

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Price	2009	Contractual Life	Exercise Price	2009	Exercise Price

$0.00 — 4.00	200,000	0.6	$2.93	200,000	$2.93
4.01 — 6.00	4,072,580	7.0	$4.19	130,690	$4.34
6.01 — 9.00	2,766,919	3.5	$7.60	2,766,919	$7.60
9.01 — 15.00	3,455,643	5.5	$11.16	1,923,022	$11.05

$0.00 — 15.00	10,495,142	5.5	$7.36	5,020,631	$8.65

Other information pertaining to option activity during the years ended December 31 is as follows:

	2009	2008	2007

Weighted average grant-date fair value of stock options granted	$0.87	$4.78	$4.35
Total fair value of stock options vested (in thousands)	$6,439	$5,627	$3,965
Total intrinsic value of stock options exercised (in thousands)	$7,001	$16,559	$47,800

For the years ended December 31, 2009, 2008, and 2007, cash received from the exercise of stock options was $17.4 million, $14.8 million, and $52.9 million, respectively. We realized windfall tax deductions of $7.1 million, $17.9 million, and $49.4 million in excess of previously recorded tax benefits, based on the option value at the time of grant for the years ended December 31, 2009, 2008, and 2007, respectively. Pursuant to the Stock-Based Compensation Topic of the ASC, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. We recognized compensation expense of $6.5 million, $6.2 million, and $5.4 million related to stock options for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, the unrecognized compensation expense related to stock options of $5.3 million is expected to be recognized over a weighted average period of 1.2 years.

Restricted Shares

Restricted share activity was as follows:

(Shares reported in whole numbers)

		Weighted-Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested restricted shares at December 31, 2008	591,941	$10.69
Granted	829,400	$4.19
Vested	(319,901)	$9.94

Nonvested restricted shares at December 31, 2009	1,101,440	$6.01

The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2009, unrecognized compensation expense of $3.8 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $3.2 million, $3.0 million, and $3.4 million during the years ended December 31, 2009, 2008, and 2007, respectively, related to our restricted shares.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Retirement Plans

We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills Trustees, and a Rose Hills Supplemental Retirement Plan (Rose Hills SERP) (collectively, the “Plans”). We also provide a 401(k) employee savings plan. We terminated the Employee Retirement Plan of Rose Hills in 2008 and a non-contributory defined benefit pension plan covering certain employees in the United States (U.S. Pension Plan) in 2007. All of our Plans have a measurement date of December 31.

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

The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
	(In thousands)

Interest cost on projected benefit obligation	$1,849	$2,590	$6,559
Actual return on plan assets	—	(294)	(5,483)
Amortization of prior service cost	—	—	168
Recognized net actuarial loss (gain)	2,197	(2,512)	3,052
Plan dissolution and other	—	1,968	11,176

	$4,046	$1,752	$15,472

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plans’ funded status at December 31 was as follows:

	2009	2008
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$32,951	$104,207
Plan termination	—	(56,433)
Interest cost	1,849	2,590
Actuarial loss	2,518	(568)
Benefits paid	(4,427)	(16,845)

Benefit obligation at end of year	$32,891	$32,951

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$67,104
Plan termination	—	(56,433)
Actual return on plan assets	—	(294)
Employer contributions	4,427	6,468
Benefits paid, including expenses	(4,427)	(16,845)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(32,891)	$(32,951)
Net amount recognized in the Consolidated Balance Sheet	$(32,891)	$(32,951)

Funding Summary:
Projected benefit obligations	$32,891	$32,951
Accumulated benefit obligation	$32,891	$32,951
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(32,891)	$(32,951)

The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at December 31, 2009 and 2008 was $54.7 million and $75.1 million, respectively, and the cash surrender value was $37.6 million and $51.7 million as of December 31, 2009 and 2008, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.

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

	2009	2008	2007

Weighted average discount rate used to determine obligations	5.00%	5.95%	5.64%
Weighted average discount rate used to determine net periodic pension cost	5.97%	5.75%	5.53%

Our Employee Retirement Plan of Rose Hills was terminated in 2008. In 2008, we made a contribution of $3.0 million to purchase annuities for participants of this plan. To effect the termination of the plan, we settled all remaining liabilities in the fourth quarter of 2008.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our non-contributory, defined benefit pension plan covering approximately 34% of our United States employees was terminated in December 2007. The revaluation of our projected benefit obligation (PBO) upon plan termination resulted in an additional PBO of $4.7 million. On the asset side, the fund experienced a negative actual return in the fourth quarter of 2007 and paid expenses from the fund, the total of which was $0.5 million. In 2007 we made a contribution of $38.8 million to fully fund the plan bringing the value of assets to $56.4 million prior to adjusting for benefits paid and settlement of the obligation. To effect termination of the plan, we settled all remaining obligations in December 2007. Monthly annuities paid were $0.8 million for the fourth quarter of 2007, lump sums paid were $14.4 million, and the total annuity purchase for remaining obligations was $41.2 million for a total of $56.4 million. Of this, the lump sums paid and annuity purchases totaling $55.6 million were considered settlements under the Retirement Benefit Compensation Topic of the ASC. After all fourth quarter retirement benefit adjustments were made, we had no further PBO or accumulated other comprehensive income related to our U.S. Pension Plan.

The following benefit payments are expected to be paid in future years related to our Plans:

2010	$4,089
2011	3,748
2012	3,611
2013	3,520
2014	3,538
Years 2015 through 2019	12,430

We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.

During 2009 and 2008, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation

During 2007, we matched a percentage of the employee contributions through contributions of cash. Our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	110% of the first 6% of deferred compensation
11 or more years	135% of the first 6% of deferred compensation

The amount of our matched contributions in 2009, 2008, and 2007 was $18.1 million, $18.1 million, and $17.0 million, respectively.

16.	Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)

2009
Revenues from external customers	$1,391,826	$661,694	$2,053,520
Interest expense	2,548	847	3,395
Depreciation and amortization	85,322	21,891	107,213
Amortization of intangible assets	15,462	6,116	21,578
Gross profit	305,672	115,512	421,184
Amortization of cemetery property	—	30,664	30,664
Total assets	4,067,754	4,229,765	8,297,519
Capital expenditures	38,348	38,726	77,074
2008
Revenues from external customers	$1,475,736	$679,886	$2,155,622
Interest expense	4,466	1,054	5,520
Depreciation and amortization	87,108	21,981	109,089
Amortization of intangible assets	17,171	6,344	23,515
Gross profit	312,484	106,287	418,771
Amortization of cemetery property	—	32,690	32,690
Total assets	3,866,526	3,813,676	7,680,202
Capital expenditures	65,879	77,304	143,183
2007
Revenues from external customers	$1,525,349	$759,954	$2,285,303
Interest expense	6,897	1,837	8,734
Depreciation and amortization	87,877	23,433	111,310
Amortization of intangible assets	18,932	8,497	27,429
Gross profit	307,786	159,061	466,847
Amortization of cemetery property	—	35,824	35,824
Total assets	4,238,274	4,262,276	8,500,550
Capital expenditures	77,625	78,777	156,402

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
		(In thousands)

2009
Revenue from external customers	$2,053,520	$—	$2,053,520
Interest expense	3,395	125,586	128,981
Depreciation and amortization	107,213	3,889	111,102
Amortization of intangible assets	21,578	120	21,698
Total assets	8,297,519	593,462	8,890,981
Capital expenditures	77,074	6,716	83,790
2008
Revenue from external customers	$2,155,622	$—	$2,155,622
Interest expense	5,520	128,754	134,274
Depreciation and amortization	109,089	5,068	114,157
Amortization of intangible assets	23,515	121	23,636
Total assets	7,680,202	430,681	8,110,883
Capital expenditures	143,183	10,918	154,101
2007
Revenue from external customers	$2,285,303	$—	$2,285,303
Interest expense	8,734	138,120	146,854
Depreciation and amortization	111,310	4,372	115,682
Amortization of intangible assets	27,429	121	27,550
Total assets	8,500,550	431,694	8,932,244
Capital expenditures	156,402	609	157,011

The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2009	2008	2007
	(In thousands)

Gross profit from reportable segments	$421,184	$418,771	$466,847
General and administrative expenses	(102,290)	(87,447)	(135,753)
Gains (losses) on divestitures and impairment charges, net	4,253	(36,124)	16,920
Other operating income (expense)	740	(2,528)	(1,848)

Operating income	323,887	292,672	346,166
Interest expense	(128,981)	(134,274)	(146,854)
Gain (loss) on early extinguishment of debt	3,146	—	(14,986)
Equity in earnings of unconsolidated subsidiaries	—	—	36,607
Gain on redemption of securities	—	—	158,133
Other income, net	1,316	4,897	7,921

Income from continuing operations before income taxes	$199,368	$163,295	$386,987

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our geographic area information was as follows:

	United States	Canada	Germany	Total
		(In thousands)

2009
Revenues from external customers	$1,869,042	$177,665	$6,813	$2,053,520
Interest expense	128,798	140	43	128,981
Depreciation and amortization	100,380	10,273	449	111,102
Amortization of intangible assets	19,969	1,729	—	21,698
Amortization of cemetery property	27,545	3,119	—	30,664
Operating income	288,108	35,462	317	323,887
Gains (losses) on divestitures and impairment charges, net	8,906	(4,614)	(39)	4,253
Long-lived assets	4,526,789	354,677	4,022	4,885,488
2008
Revenues from external customers	$1,942,682	$205,950	$6,990	$2,155,622
Interest expense	133,961	313	—	134,274
Depreciation and amortization	101,905	11,575	677	114,157
Amortization of intangible assets	21,371	2,265	—	23,636
Amortization of cemetery property	28,317	4,373	—	32,690
Operating income	244,954	47,395	323	292,672
(Losses) gains on divestitures and impairment charges, net	(32,750)	(3,395)	21	(36,124)
Long-lived assets	4,434,810	318,409	2,753	4,755,972
2007
Revenues from external customers	$2,079,088	$199,137	$7,078	$2,285,303
Interest expense	146,526	328	—	146,854
Depreciation and amortization	102,339	12,810	533	115,682
Amortization of intangible assets	25,039	2,511	—	27,550
Amortization of cemetery property	31,454	4,370	—	35,824
Operating income	318,348	27,608	210	346,166
Gains (losses) on divestitures and impairment charges, net	18,942	(2,018)	(4)	16,920
Long-lived assets	4,161,000	578,925	2,788	4,742,713

17.	Supplementary Information

The detail of certain balance sheet accounts is as follows:

	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents:
Cash	$30,728	$33,764
Commercial paper and temporary investments	149,017	94,633

	$179,745	$128,397

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
	(In thousands)

Receivables, net:
Notes receivable	$1,500	$2,355
Atneed funeral receivables, net of allowances of $8,401 and $15,082, respectively	65,735	71,184
Atneed cemetery receivables, net of allowances of $5,770 and $4,653, respectively	11,459	13,651
Other	13,534	8,955

	$92,228	$96,145

Other current assets:
Income tax receivable	11,405	9,878
Prepaid insurance	3,794	2,361
Other	6,441	6,276

	$21,640	$18,515

Cemetery property:
Undeveloped land	$1,075,544	$1,066,184
Developed land, lawn crypts, and mausoleums	413,521	392,797

	$1,489,065	$1,458,981

Property and equipment:
Land	$485,409	$473,208
Buildings and improvements	1,414,267	1,371,235
Operating equipment	620,208	562,241
Leasehold improvements	24,387	23,047

	2,544,271	2,429,731
Less: Accumulated depreciation	(953,197)	(861,856)

	$1,591,074	$1,567,875

Deferred charges and other assets:
Prepaid covenants-not-to-compete, net	$46,297	$49,807
Preneed backlog intangible assets, net	33,807	35,331
Amortizable intangible assets, net	25,391	27,956
Non-amortizable intangible assets, net	57,868	45,932
Restricted cash	186,871	28,848
Notes receivable, net of allowances of $3,135 and $2,775, respectively	12,105	14,407
Cash surrender value of insurance policies	72,552	78,423
Deferred trust tax asset	—	71,360
Other	87,498	100,570

	$522,389	$452,634

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
	(In thousands)

Accounts payable and accrued liabilities:
Accounts payable	$88,683	$78,609
Accrued compensation	66,060	45,981
Accrued dividend	10,161	9,981
Accrued interest	24,091	24,958
Accrued property taxes	15,053	16,466
Self insurance reserves	57,928	63,583
Bank overdraft.	18,239	22,044
Other accrued liabilities	32,606	33,237

	$312,821	$294,859

Other liabilities:
Accrued pension	$32,891	$32,951
Deferred compensation	32,293	19,676
Customer refund obligation reserve	76,689	95,435
Tax liability	189,999	142,457
Indemnification liability	2,542	23,455
Other	45,849	42,116

	$380,263	$356,090

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts in thousands is as follows for the years ended December 31:

	2009	2008	2007
		(In thousands)

Merchandise revenues:
Funeral	$450,907	$482,988	$515,944
Cemetery	446,020	456,035	518,438

Total merchandise revenues	896,927	939,023	1,034,382

Services revenues:
Funeral	881,994	938,204	962,853
Cemetery	183,303	187,942	207,635

Total services revenues	1,065,297	1,126,146	1,170,488

Other revenues	91,296	90,453	80,433

Total revenues	$2,053,520	$2,155,622	$2,285,303

Merchandise costs and expenses:
Funeral	$226,923	$247,017	$256,754
Cemetery	191,491	198,635	205,717

Total cost of merchandise	418,414	445,652	462,471

Services costs and expenses:
Funeral	419,758	453,904	473,368
Cemetery	98,921	105,865	112,278

Total cost of services	518,679	559,769	585,646

Overhead and other expenses	695,243	731,430	770,339

Total cost and expenses	$1,632,336	$1,736,851	$1,818,456

Certain Non-Cash Financing and Investing Transactions

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Dividends accrued but not paid	$10,161	$9,981	$10,585
Financing held in escrow	$147,173	$—	$—

18.	Earnings Per Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2009	2008	2007
	(In thousands, except per share amounts)

Amounts attributable to common stockholders:
Income from continuing operations:
Income from continuing operations — basic	$123,098	$97,445	$243,317
After tax interest on convertible debt	51	—	179

Income from continuing operations — diluted	$123,149	$97,445	$243,496

(Loss) income from discontinued operations, net of tax	$—	$(362)	$4,412
Net income:
Net income — basic	$123,098	$97,083	$247,729
After tax interest on convertible debt	51	—	179

Net income — diluted	$123,149	$97,083	$247,908

Weighted average shares:
Weighted average shares — basic	251,709	258,106	285,699
Stock options	654	2,877	5,002
Convertible debt	121	—	235

Weighted average shares — diluted	252,484	260,983	290,936

Income per share from continuing operations:
Basic	$.49	$.38	$.85
Diluted	$.49	$.37	$.83
Income per share from discontinued operations, net of tax:
Basic	$—	$—	$.02
Diluted	$—	$—	$.02
Net income per share:
Basic	$.49	$.38	$.87
Diluted	$.49	$.37	$.85

The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options and convertible debentures not currently included in the computation of diluted EPS are as follows (in shares):

	2009	2008	2007

Antidilutive options	6,244	3,135	205
Antidilutive convertible debentures	—	167	52

Total common stock equivalents excluded from computations	6,244	3,302	257

We adopted the FASB’s recent authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009. Our adoption had an immaterial impact on our reported EPS as reflected in these consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Divestiture-Related Activities

As divestitures occur in the normal course of business, gains or losses on the sale of such businesses are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net. Additionally, as divestitures occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.

Gains (losses) on divestitures and impairment charges, net consist of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)

Gains (losses) on divestitures, net	$20,787	$(4,695)	$30,083
Impairment losses	(16,534)	(31,429)	(13,163)

	$4,253	$(36,124)	$16,920

Sale of Kenyon Operations

In October 2007, we divested 70% of our Kenyon investment for proceeds of $0.7 million. We recognized a pre-tax gain of $0.4 million in Gains (losses) on divestitures and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2007.

Sale of Operations in Michigan

In 2006, our Board of Directors approved a plan to divest certain funeral homes and cemeteries in Michigan. In 2007 and 2008, we recorded impairment charges related to these properties of $1.6 million and $13.9 million, respectively. As of December 31, 2009, these locations remain classified as assets held for sale.

Sale of Operations in Singapore

In 2007, we received proceeds totaling $1.9 million and recorded a receivable of $0.8 million related to this sale. We recognized an after-tax gain in 2007 of $1.5 million in (Loss) income from discontinued operations in our consolidated statement of operations as a result of this transaction.

Sale of Operations in Chile

In the first quarter of 2007, we received proceeds totaling CLP 2.5 billion or approximately $4.7 million from the 2005 sale of our cemetery operations in Chile.

Sales of Assets to StoneMor Partners LP

In December 2007, we sold 46 cemeteries and 30 funeral homes to StoneMor Partners LP (StoneMor) for proceeds of approximately $71.0 million. As a result of this transaction, we recognized a pre-tax gain of $21.1 million in Gains (losses) on divestitures and impairment charges, net in our consolidated statement of operations for the year ended December 31, 2007. In 2008, we received proceeds totaling $5.9 million from the sale of our StoneMor units acquired in an earlier divestiture.

Sale of Mayflower National Life Insurance Company

In July 2007, we completed the sale of Mayflower National Life Insurance Company, Alderwoods former insurance subsidiary, to Assurant Inc. for proceeds of approximately $67.5 million. We recognized a $1.5 million

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain related to this sale in the third quarter of 2007. The operations of this subsidiary are presented as discontinued operations in our consolidated statement of operations.

Equity Investment and Redemption of Securities

In October 2007, we sold our remaining equity investment in our French operations for 12.0 million euros, or $17.0 million and recognized a gain on divestiture of $17.6 million recorded in Equity in earnings of unconsolidated subsidiaries. Proceeds received from this sale are classified as an operating cash flow in the accompanying statement of cash flows. In connection with this sale, we also received 101.5 million euros, or $144.0 million, in cash from the redemption of securities, including the remainder of our convertible preferred equity certificates (CPECs), which were received in connection with the original disposition of our operations in France in March 2004. The CPECs had a carrying value of zero. In addition, 10 million euros, or approximately $14.1 million, related to the redemption were deposited into a euro-denominated escrow account for potential payment for existing indemnification liabilities. We recognized a gain of $158.1 million related to the redemption of these CPECs. Proceeds of $158.7 million are classified as investing activities in the accompanying statement of cash flows.

Assets Held for Sale

We committed to a plan to sell certain operating properties as of both December 31, 2009 and 2008. In connection with these assets held for sale, we recorded impairment losses of approximately $17 million and $28 million, respectively, in our consolidated statement of operations for the years ended December 31, 2009 and 2008.

Net assets held for sale were as follows:

	December 31,
	2009	2008

Assets:
Current assets	$1,197	$1,279
Preneed funeral receivables, net and trust investments	377	3,099
Preneed cemetery receivables, net and trust investments	50,952	49,985
Cemetery property, at cost	2,111	11,047
Property and equipment, net	120	1,386
Deferred charges and other assets	10,237	11,748
Cemetery perpetual care trust investments	17,104	20,247

Total assets	82,098	98,791

Liabilities:
Accounts payable and accrued liabilities	501	465
Deferred preneed funeral revenues	—	2,640
Deferred preneed cemetery revenues	49,346	51,730
Other liabilities	1,882	920
Care trusts’ corpus	17,104	20,247

Total liabilities	68,833	76,002

Net assets held for sale	$13,265	$22,789

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of our discontinued operations for the years ended December 31, 2008 and 2007 were as follows (none for the year ended December 31, 2009):

	Years Ended December 31,
	2008	2007
	(In thousands)

Revenues	$—	$42,626
(Losses) gains on divestitures and impairment charges, net	(557)	1,548
Costs and other expenses	—	(36,448)
Other income	—	1,504

(Loss) income from discontinued operations before income taxes	(557)	9,230
Benefit (provision) for income taxes	195	(4,818)

(Loss) income from discontinued operations	$(362)	$4,412

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2009 and 2008 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(3)
	(In thousands, except per share amounts)

2009
Revenues	$510,595	$513,949	$497,217	$531,759
Costs and expenses	(410,475)	(412,124)	(396,054)	(413,683)
Gross profits	100,120	101,825	101,163	118,076
Operating income	85,564	69,070	77,981	91,272
Income from continuing operations before income taxes(1)	54,661	39,902	49,965	54,840
Provision for income taxes	(20,281)	(16,322)	(19,403)	(20,269)
Net income	34,380	23,580	30,562	34,571
Net loss (income) attributable to noncontrolling interests	150	(476)	600	(269)
Net income attributable to common stockholders	34,530	23,104	31,162	34,302
Net income attributable to common shareholders per share(4):
Basic — EPS	.14	.09	.12	.14
Diluted — EPS	.14	.09	.12	.13
2008
Revenues	$573,451	$548,782	$516,439	$516,950
Costs and expenses	(435,854)	(441,621)	(434,171)	(425,205)
Gross profits	137,597	107,161	82,268	91,745
Operating income	99,370	83,339	49,026	60,937
Income from continuing operations before income taxes(1)	66,473	52,169	15,932	28,721
Provision for income taxes	(24,969)	(20,395)	(1,160)	(19,193)
Income from continuing operations	41,504	31,774	14,772	9,528
Income (loss) from discontinued operations, net of tax(2)	15	(377)	—	—
Net income	41,519	31,397	14,772	9,528
Net loss (income) attributable to noncontrolling interests	—	—	(133)	—
Net income attributable to common stockholders	41,519	31,397	14,639	9,528
Net income attributable to common shareholders per share(4):
Basic — EPS	.16	.12	.06	.04
Diluted — EPS	.16	.12	.06	.04

(1)	Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 19.

(2)	Includes (Loss) income from discontinued operations as described in Note 19.

(3)	In connection with our ongoing efforts to remediate our previously reported material weaknesses and other internal control deficiencies, we recorded several immaterial adjustments to correct errors related to prior accounting periods during the year ended December 31, 2009. The net impact of these adjustments was an increase to our pre-tax income and decrease to our net income attributable to common stockholders in the amount of $0.6 million and $2.4 million, respectively, for the quarter ended December 31, 2009.

(4)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2009

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(1)	Write-Offs(2)	Period
	(In thousands)

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2009	$19,735	$11,346	$56	$(16,966)	$14,171
Year ended December 31, 2008	19,475	9,314	305	(9,359)	19,735
Year ended December 31, 2007	25,793	11,489	9	(17,816)	19,475

Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2009	$2,775	$—	$720	$(360)	$3,135
Year ended December 31, 2008	2,825	—	—	(50)	2,775
Year ended December 31, 2007	3,844	(705)	(314)	—	2,825

Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year ended December 31, 2009	$58,618	$3,249	$9,335	$—	$71,202
Year ended December 31, 2008	64,062	1,305	(6,749)	—	58,618
Year ended December 31, 2007	81,572	(3,546)	(13,964)	—	64,062

Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year ended December 31, 2009	$(137,769)	$—	$6,872	$—	$(130,897)
Year ended December 31, 2008	(143,730)	—	5,961	—	(137,769)
Year ended December 31, 2007	(151,341)	—	7,611	—	(143,730)

Deferred Tax Valuation Allowance:
Year ended December 31, 2009	$69,822	$17,625	$—	$—	$87,447
Year ended December 31, 2008	68,469	(2,355)	3,708	—	69,822
Year ended December 31, 2007	70,547	8,034	(10,112)	—	68,469

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2009 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13-a-15(f)). SCI’s internal control over financial reporting is a process, under the supervision of our CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As reported in our Form 10-K as of December 31, 2008, our management previously identified and disclosed a material weakness in internal control over financial reporting relating to accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In response to the identified material weakness, our management, with oversight from our Audit Committee, dedicated significant internal and external resources to enhance our internal control over financial reporting and remediate the previously disclosed material weakness over the course of 2009. In connection with these efforts, our management hired additional experienced tax personnel and made certain process and technology improvements designed to better integrate tax information, optimize our tax organizational structure and reduce the level of manual processes in the area of income taxes.

Based on the actions taken by our management and the testing and assessment of the effectiveness of internal controls related to our accounting for income taxes, our management has concluded that the previously identified and disclosed material weakness no longer exists as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan Information at December 31, 2009:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,416,307	$7.35	7,157,477
Equity compensation plans not approved by security holders(1)	1,078,835	$7.43	1,290,998	(2)

Total	10,495,142	$7.36	8,448,475

(1)	Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 1,078,835 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 14 in Part II, Item 8. Financial Statements and Supplementary Data,

for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for shareholder approval.

(2)	Includes an estimated 1,290,998 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) are registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2009, which was $10.6 million, by (ii) the closing price of $8.19 per share of common stock at December 31, 2009.

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

Certifications

In 2009, the Company submitted to the New York Stock Exchange the Section 12(a) certification by the Company’s Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. The Sarbanes-Oxley Act Section 302 certifications regarding the quality of the Company’s public disclosure are attached as Exhibits 31.1 and 31.2 to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)-(2) Financial Statements and Schedule:

The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 47 of this report.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 122-124 are filed as part of this report.

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

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. WALTRIP* (R. L. Waltrip)	Chairman of the Board	February 25, 2010

/s/ THOMAS L. RYAN* (Thomas L. Ryan)	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2010

/s/ ERIC D. TANZBERGER* (Eric D. Tanzberger)	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 25, 2010

/s/ TAMMY R. MOORE* (Tammy R. Moore)	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2010

/s/ ALAN R. BUCKWALTER, III* (Alan R. Buckwalter, III)	Director	February 25, 2010

/s/ ANTHONY L. COELHO* (Anthony L. Coelho)	Director	February 25, 2010

/s/ A. J. FOYT, JR.* (A. J. Foyt, Jr.)	Director	February 25, 2010

/s/ MALCOLM GILLIS* (Malcolm Gillis)	Director	February 25, 2010

/s/ VICTOR L. LUND* (Victor L. Lund)	Director	February 25, 2010

/s/ JOHN W. MECOM, JR.* (John W. Mecom, Jr.)	Director	February 25, 2010

Signature		Title	Date

/s/ CLIFTON H. MORRIS, JR.* (Clifton H. Morris, Jr.)		Director	February 25, 2010

/s/ W. BLAIR WALTRIP* (W. Blair Waltrip)		Director	February 25, 2010

/s/ EDWARD E. WILLIAMS* (Edward E. Williams)		Director	February 25, 2010

*By	/s/ GREGORY T. SANGALIS (Gregory T. Sangalis, as Attorney-In-Fact For each of the Persons indicated)		February 25, 2010

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 16, 2007).
4.1	—	Senior Indenture dated as of February 1, 1993 by and between the Company and The Bank of New York, as trustee. (Incorporated by reference as Exhibit 4.1 to Form S-4 filed September 2, 2004 (File No. 333-118763)).
4.2	—	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.4	—	Employment Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip). (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2006).
10.5	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2007).
10.6	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.7	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2005).
10.8	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 2007).
10.9	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).
10.10	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2005).
10.11	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2007).

Exhibit
Number		Description

10.12	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2006).
10.13	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2007).
10.14	—	Employment and Noncompetition Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2006).
10.15	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Sumner J. Waring, III.
10.16	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.17	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).
10.18	—	Form of Amendment to Employment and Noncompetition Agreement dated November 30, 2007, between SCI Executive Services, Inc. and non-senior officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2007).
10.19	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.20	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.21	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.22	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.23	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).
10.24	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.25	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).
10.26	—	Fourth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 2006).
10.27	—	Fifth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2007).
10.28	—	Sixth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2008).
10.29	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 17, 2006).
10.30	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.31	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.32	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).

Exhibit
Number		Description

10.33	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.34	—	Amendment No. 4 to the Employee Stock Purchase Plan.
10.35	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.36	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).
10.37	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.38	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).
10.39	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.40	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.41	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.42	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009.
10.43	—	Form of Performance Unit Grant Award Agreement. (Incorporated by reference to Exhibit 10.43 to Form 10-K for the fiscal year ended December 31, 2008).
10.44	—	Amended and Restated Revolving Credit Agreement, dated November 18, 2009 among Service Corporation International, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 24, 2009).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

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