Form 10-Q
period 2010-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2010-04-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 26, 2010 was 254,827,248 (net of treasury shares).

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
Preneed — Purchase of products and services prior to a death occurring.
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
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$530,863	$510,595
Costs and expenses	(418,556)	(410,475)

Gross profit	112,307	100,120
General and administrative expenses	(26,201)	(21,786)
(Losses) gains on divestitures and impairment charges, net	(480)	7,230

Operating income	85,626	85,564
Interest expense	(32,301)	(31,670)
Gain on early extinguishment of debt	—	1,610
Other expense, net	(1,884)	(843)

Income before income taxes	51,441	54,661
Provision for income taxes	(20,116)	(20,281)

Net income	31,325	34,380
Net (income) loss attributable to noncontrolling interests	(413)	150

Net income attributable to common stockholders	30,912	34,530

Basic earnings per share	$.12	$.14
Diluted earnings per share	$.12	$.14

Basic weighted average number of shares	254,400	250,134

Diluted weighted average number of shares	256,154	250,309

Dividends declared per share	$.04	$.04

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$180,474	$179,745
Receivables, net	91,769	92,228
Deferred tax assets	52,355	51,534
Inventories	33,737	31,117
Current assets held for sale	2,497	1,197
Other	17,484	21,640

Total current assets	378,316	377,461

Preneed funeral receivables, net and trust investments	1,392,839	1,356,353
Preneed cemetery receivables, net and trust investments	1,428,525	1,382,717
Cemetery property, at cost	1,498,094	1,489,065
Property and equipment, net	1,670,194	1,591,074
Non-current assets held for sale	57,476	80,901
Goodwill	1,307,560	1,201,332
Deferred charges and other assets	413,585	522,389
Cemetery perpetual care trust investments	919,948	889,689

	$9,066,537	$8,890,981

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$329,856	$312,821
Current maturities of long-term debt	28,622	49,957
Current liabilities held for sale	554	501
Income taxes	5,092	2,236

Total current liabilities	364,124	365,515

Long-term debt	1,858,465	1,840,532
Deferred preneed funeral revenues	591,534	596,966
Deferred preneed cemetery revenues	820,546	817,543
Deferred tax liability	276,717	246,730
Non-current liabilities held for sale	27,511	68,332
Other liabilities	405,578	380,263
Deferred preneed funeral and cemetery receipts held in trust	2,280,140	2,201,403
Care trusts’ corpus	921,500	890,909
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 254,851,432 and 254,027,384 shares issued, respectively, and 254,761,136 and 254,017,384 shares outstanding , respectively	254,761	254,017
Capital in excess of par value	1,727,226	1,735,493
Accumulated deficit	(572,964)	(603,876)
Accumulated other comprehensive income	110,969	97,142

Total common stockholders’ equity	1,519,992	1,482,776

Noncontrolling interests	430	12

Total Equity	1,520,422	1,482,788

	$9,066,537	$8,890,981

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$31,325	$34,380
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(1,610)
Depreciation and amortization	28,679	29,115
Amortization of intangible assets	5,636	5,484
Amortization of cemetery property	6,434	5,911
Amortization of loan costs	1,261	898
Provision for doubtful accounts	31	3,091
Provision for deferred income taxes	14,425	18,577
Losses (gains) on divestitures and impairment charges, net	480	(7,230)
Share-based compensation	2,324	2,408
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	2,658	12,269
Decrease in other assets	493	5,083
Increase in payables and other liabilities	9,070	21,954
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	25,844	4,558
Decrease in deferred preneed funeral revenue	(3,668)	(2,349)
Decrease in deferred preneed funeral receipts held in trust	(18,655)	(5,579)
Effect of cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(7,892)	9,596
Increase in deferred preneed cemetery revenue	8,814	9,589
Decrease in deferred preneed cemetery receipts held in trust	(360)	(4,792)
Acquisition costs and other	2,037	1

Net cash provided by operating activities	108,936	141,354
Cash flows from investing activities:
Capital expenditures	(18,336)	(23,494)
Acquisitions	(259,393)	(512)
Proceeds from divestitures and sales of property and equipment, net	24,268	7,713
Net withdrawals of restricted funds and other	26,445	129

Net cash used in investing activities	(227,016)	(16,164)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	—
Debt issuance costs	(6,203)	—
Payments of debt	(30,810)	(2,132)
Early extinguishment of debt	—	(7,476)
Principal payments on capital leases	(5,889)	(6,581)
Proceeds from exercise of stock options	1,024	2,363
Purchase of Company common stock	(689)	—
Payments of dividends	(10,161)	(9,981)
Bank overdrafts and other	(7,773)	(13,658)

Net cash provided by (used in) financing activities	114,499	(37,465)
Effect of foreign currency on cash and cash equivalents	4,310	(151)

Net increase in cash and cash equivalents	729	87,574
Cash and cash equivalents at beginning of period	179,745	128,397

Cash and cash equivalents at end of period	$180,474	$215,971

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
				Capital in		Other
	Outstanding	Common	Treasury Stock	Excess of	Accumulated	Comprehensive	Noncontrolling
	Shares	Stock	Par Value	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2009	254,017	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	12	$1,482,788
Net income					30,912		413	31,325
Dividends declared on common stock ($.04 per share)				(10,190)				(10,190)
Other comprehensive income						13,827	5	13,832
Employee share-based compensation earned				2,324				2,324
Stock option exercises	294	294		730				1,024
Restricted stock awards, net of forfeitures	529	529		(529)				—
Purchase of Company Common Stock	(80)		(80)	(609)				(689)
Other	1	1		7				8

Balance at March 31, 2010	254,761	$254,851	$(90)	$1,727,226	$(572,964)	$110,969	$430	$1,520,422

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim unaudited condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2009, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. For the three months ended March 31, 2010, we have evaluated subsequent events.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K for the year ended December 31, 2009. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (FASB) amended its authoritative guidance to improve financial reporting by enterprises involved with variable interest entities (VIE). Specifically, the amended guidance addresses: (1) the impact resulting from the elimination of the qualifying special-purpose entity concept in previously issued guidance, and (2) constituent concerns about the application of certain key provisions of the existing guidance on the consolidation of variable interest entities, including those in which the accounting and disclosures under the existing guidance do not always provide timely and useful information about an enterprise’s involvement in a VIE. The amended guidance was effective for us on January 1, 2010, and its adoption did not significantly impact our unaudited condensed consolidated financial statements.
     In December 2009, the FASB issued additional guidance on improving financial reporting by enterprises involved with variable interest entities by clarifying the principal objectives of required disclosures, which include: (1) the significant judgments and assumptions made by a reporting unit, (2) the nature of restrictions on a consolidated VIE’s assets reported by a reporting entity in its statement of financial position, including the carrying amounts of such assets and liabilities, (3) the nature of, and changes in, the risks associated with a reporting entity’s involvement with the VIE, and (4) how a reporting entity’s involvement with the VIE affects the reporting entity’s financial position, financial performance, and cash flows. The amended guidance was effective for us on January 1, 2010, and its adoption did not significantly impact our unaudited condensed consolidated financial statements.
Fair Value Measurements
     In January 2010, the FASB amended the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to require additional disclosures on (1) transfers between levels, (2) Level 3 activity presented on a gross basis, (3) valuation technique, and (4) inputs into the valuation. We adopted Items 1, 3, and 4 during the three months ended March 31, 2010, and the adoption did not impact our unaudited condensed unaudited condensed consolidated financial statements. Item 2 will be effective for us in the first quarter of 2011, and we do not believe this guidance will have a significant impact on our unaudited condensed consolidated financial statements.
3. Recently Issued Accounting Standards
Equity
In January 2010, the FASB provided additional guidance under the Equity Topic of the ASC to eliminate multiple approaches to accounting for elective distributions to shareholders. The Amendment clarifies that the stock performance of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in aggregate is considered a share in issuance. This guidance is effective for us on January 1, 2010, and retroactive application is required. This guidance does not have an impact on our unaudited condensed consolidated financial condition or results of operations.
Consolidation
In January 2010, the FASB amended the guidance under the Consolidation Topic of the ASC to clarify the scope of a decrease in ownership of a subsidiary. This guidance is effective for us on January 1, 2010. This guidance does not have an impact on our unaudited condensed consolidated financial condition or results of operations.
Stock-Based Compensation
In April 2010, the FASB issued additional guidance for the Compensation – Stock Compensation Topic of the ASC to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance becomes effective for us on January 1, 2011. We do not believe this guidance will have any impact on our unaudited condensed consolidated financial condition or results of operations.
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
     The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Deposits	$21,173	$17,116
Withdrawals	32,010	23,175
Purchases of available-for-sale securities	151,100	66,910
Sales of available-for-sale securities	177,786	65,061
Realized gains from sales of available-for-sale securities	11,493	984
Realized losses from sales of available-for-sale securities	(18,445)	(13,895)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$773,058	$771,945
Cash and cash equivalents	195,154	153,126
Insurance-backed fixed income securities	215,744	214,255
Assets associated with businesses held for sale	(3,689)	(377)

Trust investments	1,180,267	1,138,949
Receivables from customers	251,829	256,009
Unearned finance charge	(5,897)	(6,129)

	1,426,199	1,388,829
Allowance for cancellation	(33,360)	(32,476)

Preneed funeral receivables and trust investments	$1,392,839	$1,356,353

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at March 31, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our funeral merchandise and service trust investments, in the aggregate, was 98% and 96% of the related cost basis of such investments as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$43,804	$1,252	$(310)	$44,746
Canadian government	121,089	2,687	(53)	123,723
Corporate	35,798	1,070	(539)	36,329
Residential mortgage-backed	6,801	345	(11)	7,135
Asset-backed	2,914	109	(7)	3,016
Equity securities:
Preferred stock	2,841	76	(38)	2,879
Common stock (based on investment objectives):
Growth	142,728	24,006	(7,825)	158,909

	March 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Value	165,576	23,013	(10,720)	177,869
Mutual funds:
Equity	109,439	2,712	(21,736)	90,415
Fixed income	127,642	2,524	(14,246)	115,920
Private equity	25,883	1,517	(16,044)	11,356
Other	990	353	(582)	761

Trust investments	$785,505	$59,664	$(72,111)	$773,058

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$40,065	$1,258	$(65)	$41,258
Canadian government	104,713	1,430	(47)	106,096
Corporate	29,778	2,091	(21)	31,848
Residential mortgage-backed	6,573	119	(10)	6,682
Asset-backed	3,188	76	—	3,264
Equity securities:
Common stock (based on investment objectives):
Growth	150,649	22,210	(10,343)	162,516
Value	176,614	19,033	(16,027)	179,620
Mutual funds:
Equity	118,018	2,277	(27,153)	93,142
Fixed income	151,918	2,135	(18,586)	135,467
Private equity	24,445	1,529	(14,808)	11,166
Other	1,503	359	(976)	886

Trust investments	$807,464	$52,517	$(88,036)	$771,945

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach for fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     As of March 31, 2010, our unfunded commitment for our private equity and other investments was $13.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
	(In thousands)
Trust investments at March 31, 2010	$543,113	$217,828	$12,117	$773,058
Trust investments at December 31, 2009	$570,745	$189,148	$12,052	$771,945
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March
	31,
	2010	2009
Fair market value, beginning balance at January 1	$12,052	$40,880
Net unrealized losses included in Accumulated other comprehensive income(1)	(346)	(5,616)
Net realized (losses) gains included in Other expense, net(2)	(12)	19
Purchases, sales, contributions, and distributions, net	423	(404)
Transfers out of Level 3	—	(21,891)

Fair market value, ending balance	$12,117	$12,988

(1)	All losses recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other expense, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other expense, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at March 31, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$113,773
Due in one to five years	43,217
Due in five to ten years	39,107
Thereafter	18,852

$214,949

     Earnings from all trust investments are recognized in current funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $8.1 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. In the first quarter of 2010, we recorded a $5.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the first quarter of 2009, we recorded a $6.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.
     We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2010 and December 31, 2009, respectively, are shown in the following tables.

	March 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$4,737	$(301)	$1,060	$(9)	$5,797	$(310)
Canadian government	4,653	(53)	—	—	4,653	(53)
Corporate	12,910	(538)	102	(1)	13,012	(539)
Residential mortgage-backed	945	(11)	—	—	945	(11)
Asset-backed	152	(7)	—	—	152	(7)
Equity securities:
Preferred Stock	1,043	(38)	—	—	1,043	(38)
Common stock (based on investment objectives):
Growth	38,434	(3,304)	12,478	(4,521)	50,912	(7,825)
Value	24,693	(2,029)	40,091	(8,691)	64,784	(10,720)

	March 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mutual funds:
Equity	42,858	(15,952)	28,204	(5,784)	71,062	(21,736)
Fixed income	29,039	(7,683)	12,755	(6,563)	41,794	(14,246)
Private equity	7,418	(1,565)	19,066	(14,479)	26,484	(16,044)
Other	272	(141)	462	(441)	734	(582)

Total temporarily impaired securities	$167,154	$(31,622)	$114,218	$(40,489)	$281,372	$(72,111)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,707	$(40)	$2,296	$(25)	$5,003	$(65)
Canadian government	5,367	(47)	—	—	5,367	(47)
Corporate	1,517	(21)	—	—	1,517	(21)
Residential mortgage-backed	1,494	(10)	—	—	1,494	(10)
Equity securities:
Common stock (based on investment objectives):
Growth	36,467	(3,693)	19,941	(6,650)	56,408	(10,343)
Value	38,221	(3,180)	45,979	(12,847)	84,200	(16,027)
Mutual funds:
Equity	60,413	(24,928)	20,945	(2,225)	81,358	(27,153)
Fixed income	46,542	(10,471)	22,684	(8,115)	69,226	(18,586)
Private equity	9,657	(1,743)	16,454	(13,065)	26,111	(14,808)
Other	585	(203)	765	(773)	1,350	(976)

Total temporarily impaired securities	$202,970	$(44,336)	$129,064	$(43,700)	$332,034	$(88,036)

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
     The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Deposits	$22,231	$19,343
Withdrawals	23,898	28,868
Purchases of available-for-sale securities	254,318	56,872
Sales of available-for-sale securities	220,449	53,662
Realized gains from sales of available-for-sale securities	11,253	1,039
Realized losses from sales of available-for-sale securities	(17,521)	(28,953)
     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Trust investments, at market	$983,612	$968,100
Cash and cash equivalents	127,921	145,668
Assets associated with businesses held for sale	(8,031)	(47,726)

Trust investments	1,103,502	1,066,042
Receivables from customers	405,903	396,918
Unearned finance charges	(41,360)	(41,517)

	1,468,045	1,421,443
Allowance for cancellation	(39,520)	(38,726)

Preneed cemetery receivables and trust investments	$1,428,525	$1,382,717

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at March 31, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our cemetery merchandise and service trust investments, in the aggregate, was 99% and 95% of the related cost basis of such investments as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$40,372	$1,081	$(452)	$41,001
Canadian government	15,919	220	(81)	16,058
Corporate	42,540	775	(728)	42,587
Residential mortgage-backed	4,701	75	(20)	4,756
Asset-backed	6,298	267	(7)	6,558
Equity securities:
Preferred Stock	4,373	89	(53)	4,409
Common stock (based on investment objectives):
Growth	201,455	31,381	(9,450)	223,386
Value	258,700	30,296	(14,244)	274,752

	March 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Mutual funds:
Equity	207,962	5,402	(31,230)	182,134
Fixed income	198,321	2,037	(16,812)	183,546
Private equity	16,287	7	(12,129)	4,165
Other	773	38	(551)	260

Trust investments	$997,701	$71,668	$(85,757)	$983,612

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$32,084	$1,169	$(81)	$33,172
Canadian government	15,664	224	(53)	15,835
Corporate	9,065	438	(3)	9,500
Residential mortgage-backed	1,460	19	(2)	1,477
Asset-backed	6,476	193	—	6,669
Equity securities:
Common stock (based on investment objectives):
Growth	198,564	27,019	(11,130)	214,453
Value	260,356	23,475	(20,856)	262,975
Mutual funds:
Equity	241,763	4,028	(38,093)	207,698
Fixed income	233,999	2,699	(24,718)	211,980
Private equity	14,968	8	(11,000)	3,976
Other	1,230	34	(899)	365

Trust investments	$1,015,629	$59,306	$(106,835)	$968,100

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     As of March 31, 2010, our unfunded commitment for our private equity and other investments was $11.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at March 31, 2010	$863,818	$115,369	$4,425	$983,612
Trust investments at December 31, 2009	$897,106	$66,653	$4,341	$968,100
     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Fair market value, beginning balance at January 1	$4,341	$31,837
Net unrealized losses included in Accumulated other comprehensive income(1)	(278)	(10,823)
Net realized (losses) gains included in Other expense, net(2)	(11)	18
Purchases, sales, contributions, and distributions, net	373	(461)
Transfers out of Level 3	—	(15,593)

Fair market value, ending balance	$4,425	$4,978

(1)	All losses recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other expense, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other expense, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at March 31, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$5,505
Due in one to five years	45,089
Due in five to ten years	33,688
Thereafter	26,678

$110,960

     Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognize in current revenues. Recognized earnings (losses) (realized and unrealized) related to our cemetery merchandise and service trust investments were $3.4 million and ($1.1) million for the three months ended March 31, 2010 and 2009, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. In the first quarter of 2010, we recorded a $2.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the first quarter of 2009, we recorded a $9.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.
     We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. The unrealized losses reflect the effects of the current economic crisis. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments, which included a review of the portfolio holdings, discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market value and the duration of unrealized losses as of March 31, 2010 are shown in the tables below.

	March 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$10,460	$(445)	$659	$(7)	$11,119	$(452)
Canadian government	5,326	(81)	—	—	5,326	(81)
Corporate	18,467	(728)	—	—	18,467	(728)
Residential mortgage-backed	157	(20)	—	—	157	(20)
Asset-backed	161	(7)	—	—	161	(7)
Equity securities:
Preferred Stock	1,751	(53)	—	—	1,751	(53)
Common stock (based on investment objectives):
Growth	51,563	(4,042)	14,628	(5,408)	66,191	(9,450)
Value	42,619	(2,450)	54,554	(11,794)	97,173	(14,244)
Mutual funds:
Equity	84,498	(22,165)	31,487	(9,065)	115,985	(31,230)
Fixed income	98,224	(12,853)	11,300	(3,959)	109,524	(16,812)
Private equity	12,785	(4,322)	10,293	(7,807)	23,078	(12,129)
Other	448	(148)	345	(403)	793	(551)

Total temporarily impaired securities	$326,459	$(47,314)	$123,266	$(38,443)	$449,725	$(85,757)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$2,624	$(65)	$1,171	$(16)	$3,795	$(81)
Canadian government	5,262	(53)	—	—	5,262	(53)
Corporate	212	(3)	—	—	212	(3)
Residential mortgage-backed	267	(2)	—	—	267	(2)
Equity securities:
Common stock (based on investment objectives):
Growth	53,941	(4,357)	21,402	(6,773)	75,343	(11,130)
Value	64,698	(4,031)	60,093	(16,825)	124,791	(20,856)
Mutual funds:
Equity	123,439	(33,152)	44,463	(4,941)	167,902	(38,093)
Fixed income	131,246	(16,036)	28,203	(8,682)	159,449	(24,718)
Private equity	14,048	(4,056)	9,204	(6,944)	23,252	(11,000)
Other	863	(252)	552	(647)	1,415	(899)

Total temporarily impaired securities	$396,600	$(62,007)	$165,088	$(44,828)	$561,688	$(106,835)

6. Cemetery Perpetual Care Trusts
     We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care trusts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Deposits	$5,373	$5,367
Withdrawals	9,375	9,145
Purchases of available-for-sale securities	64,197	44,847
Sales of available-for-sale securities	26,550	32,475
Realized gains from sales of available-for-sale securities	2,059	820
Realized losses from sales of available-for-sale securities	(1,673)	(11,521)

     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$841,735	$814,640
Cash and cash equivalents	83,016	92,153
Assets associated with businesses held for sale	(4,803)	(17,104)

Cemetery perpetual care trust investments	$919,948	$889,689

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at March 31, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 98% and 95% of the related cost basis of such investments as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$4,936	$867	$(14)	$5,789
Canadian government	27,294	372	(139)	27,527
Corporate	48,068	3,355	(487)	50,936
Residential mortgage-backed	3,372	82	(3)	3,451
Asset-backed	515	7	(1)	521
Equity securities:
Preferred stock	4,582	1,366	(106)	5,842
Common stock (based on investment objectives):
Growth	6,958	622	(311)	7,269
Value	130,824	12,509	(11,311)	132,022
Mutual funds:
Equity	65,507	2,989	(12,657)	55,839
Fixed income	528,847	12,406	(3,925)	537,328
Private equity	31,048	408	(19,630)	11,826
Other	7,072	728	(4,415)	3,385

Cemetery perpetual care trust investments	$859,023	$35,711	$(52,999)	$841,735

		December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,031	$852	$(9)	$5,874
Canadian government	26,688	378	(92)	26,974
Corporate	40,703	3,079	(367)	43,415
Residential mortgage-backed	1,923	35	(9)	1,949
Asset-backed	520	8	—	528
Equity securities:

		December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Preferred stock	5,803	1,389	(259)	6,933
Common stock (based on investment objectives):
Growth	6,172	452	(251)	6,373
Value	129,549	8,810	(15,185)	123,174
Mutual funds:
Equity	69,376	2,023	(15,598)	55,801
Fixed income	534,137	4,384	(9,845)	528,676
Private equity	28,853	394	(18,235)	11,012
Other	8,568	748	(5,385)	3,931

Cemetery perpetual care trust investments	$857,323	$22,552	$(65,235)	$814,640

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures Topic of the ASC.
     As of March 31, 2010, our unfunded commitment for our private equity and other investments was $11.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)
Trust investments at March 31, 2010	$732,458	$94,066	$15,211	$841,735
Trust investments at December 31, 2009	$714,024	$85,673	$14,943	$814,640

     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Fair market value, beginning balance at January 1	$14,943	$48,276
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	586	(22,007)
Net realized losses included in Other income, net(2)	(25)	(5)
Purchases, sales, contributions, and distributions, net	(293)	(3,363)
Transfers out of Level 3	—	(7,212)

Fair market value, ending balance	$15,211	$15,689

(1)	All gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other expense, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other expense, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at March 31, 2010 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$9,649
Due in one to five years	38,840
Due in five to ten years	22,386
Thereafter	17,349

$88,224

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.6 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. In the first quarter of 2010, we recorded a $1.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. In the first quarter of 2009, we recorded a $4.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities.
     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of March 31, 2010, are shown in the following tables.

	March 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$572	$(14)	$—	$—	$572	$(14)
Canadian government	9,214	(139)	—	—	9,214	(139)
Corporate	6,328	(211)	2,289	(276)	8,617	(487)
Residential mortgage-backed	345	(3)	—	—	345	(3)
Equity securities:	208	(1)	—	—	208	(1)
Preferred stock	281	(30)	583	(76)	864	(106)
Common stock (based on investment objectives):
Growth	2,399	(241)	264	(70)	2,663	(311)
Value	14,593	(982)	35,029	(10,329)	49,622	(11,311)
Mutual funds:
Equity	21,494	(8,502)	14,042	(4,155)	35,536	(12,657)
Fixed income	50,994	(2,919)	24,325	(1,006)	75,319	(3,925)
Private equity	3,635	(4,073)	18,844	(15,557)	22,479	(19,630)
Other	773	(868)	4,001	(3,547)	4,774	(4,415)

Total temporarily impaired securities	$110,836	$(17,983)	$99,377	$(35,016)	$210,213	$(52,999)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,029	$(9)	$—	$—	$1,029	$(9)
Canadian Government	9,053	(92)	—	—	9,053	(92)
Corporate	4,739	(92)	2,780	(275)	7,519	(367)
Residential mortgage-backed	1,426	(9)	—	—	1,426	(9)
Equity securities:
Preferred stock	511	(47)	734	(212)	1,245	(259)
Common stock (based on investment objectives):
Growth	1,299	(126)	987	(125)	2,286	(251)
Value	20,125	(1,649)	36,289	(13,536)	56,414	(15,185)
Mutual funds:
Equity	21,152	(9,290)	16,051	(6,308)	37,203	(15,598)
Fixed income	285,936	(7,512)	36,141	(2,333)	322,077	(9,845)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Private equity	8,973	(7,249)	12,689	(10,986)	21,662	(18,235)
Other	2,497	(2,017)	3,519	(3,368)	6,016	(5,385)

Total temporarily impaired securities	$356,740	$(28,092)	$109,190	$(37,143)	$465,930	$(65,235)

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
     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 are detailed below.

	March 31, 2010			December 31, 2009
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)			(in thousands)
Trust investments	$1,180,267	$1,103,502	$2,283,769	$1,138,949	$1,066,042	$2,204,991
Accrued trust operating payables and other	(1,440)	(2,189)	(3,629)	(1,449)	(2,139)	(3,588)

Deferred preneed funeral and cemetery receipts held in trust	$1,178,827	$1,101,313	$2,280,140	$1,137,500	$1,063,903	$2,201,403

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses, and other long-term liabilities of our perpetual care trusts.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 are detailed below.

	March 31, 2010	December 31, 2009
	(In thousands)
Cemetery perpetual care trust investments	$919,948	$889,689
Accrued trust operating payables and other	1,552	1,220

Care trusts’ corpus	$921,500	$890,909

Other Expense, Net
     The components of Other expense, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$11,493	$11,253	$2,059	$—	$24,805
Realized losses and impairment charges	(23,570)	(19,752)	(3,151)	—	(46,473)
Interest, dividend, and other ordinary income	3,127	4,670	7,647	—	15,444
Trust expenses and income taxes	(1,049)	(2,390)	241	—	(3,198)

Net trust investment (loss) income	(9,999)	(6,219)	6,796	—	(9,422)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,999	6,219	(6,796)	—	9,422

	Three Months Ended March 31, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Other expense, net	—	—	—	(1,884)	(1,884)

Total other expense, net	$—	$—	$—	$(1,884)	$(1,884)

	Three Months Ended March 31, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$984	$1,039	$820	$—	$2,843
Realized losses and impairment charges	(20,555)	(38,535)	(15,676)	—	(74,766)
Interest, dividend, and other ordinary income	1,686	5,471	12,377	—	19,534
Trust expenses and income taxes	(10)	1,241	(415)	—	816

Net trust investment loss	(17,895)	(30,784)	(2,894)	—	(51,573)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	17,895	30,784	2,894	—	51,573
Other expense, net	—	—	—	(843)	(843)

Total other expense, net	$—	$—	$—	$(843)	$(843)

8. Keystone Acquisition
     On March 26, 2010, pursuant to a tender offer, we acquired approximately 91% of the outstanding common stock of Keystone North America, Inc. (Keystone) for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which includes the refinancing of $80.7 million of Keystone’s debt and a liability for the expected cost of the remaining shares of $17.5 million at the C$8.07 share offered price (using currency conversion rates as of March 31, 2010). This liability was recorded because we acquired all of the Keystone common shares that were not deposited in the tender offer pursuant to the compulsory acquisition provisions of the Ontario Business Corporations Act in April 2010.
     We incurred acquisition costs of $5.3 million of which $1.9 million is included in General and Administrative Expenses for the three months ended March 31, 2010 and the reminder was incurred in prior periods.
     The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:
•	the acquisition of Keystone enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Keystone’s preneed backlog of deferred revenues enhances our long-term stability.
     The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of March 26, 2010:

(In thousands)
Accounts receivable	$4,946
Other current assets	21,231
Cemetery property	19,918
Property and equipment, net	107,343
Preneed funeral and cemetery receivables and trust investments	67,505
Intangible assets	65,272
Deferred charges and other assets	5,834
Goodwill	115,352

Total assets acquired	407,401
Current liabilities	19,784
Long-term debt	2,742
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	64,649
Deferred tax liability	17,823
Other liabilities	13,541

(In thousands)
Total liabilities assumed	118,539

Net assets acquired	288,862

     The allocation of the purchase price, as reflected above, has not been adjusted for planned divestitures as described in Note 18.
     We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of Keystone.
     The gross amount of accounts receivable is $8.0 million, of which $3.1 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $5.4 million. The gross amount due under the contracts is $5.7 million, of which $0.3 million is not expected to be collected.
     Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $115.4 million in goodwill recognized, $4.6 million was allocated to our cemetery segment and $110.8 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The $65.3 million in identified intangible assets consists of the following:

	Useful life	Fair Value
	(In thousands)
Preneed customer relationships related to insurance claims	10 years	$11,700
Preneed deferred revenue	10-14 years	2,832
Covenants-not-to-compete	5 - 15 years	13,000
Operating Leases	5 - 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500

Total intangible assets		$65,272

     Included in our results of operations for the three months ended March 31, 2010 is revenue of $1.7 million and net income of $0.4 million for the period from the acquisition date (March 26, 2010) through March 31, 2010. The following unaudited pro forma summary presents financial information as if the acquisition had occurred at the beginning of the three months ended:

	March 31, 2010	March 31, 2009
Revenue	$560,515	$543,728
Net income	$33,882	$39,408
9. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates, tax audit settlements, expiration of statute of limitations and increases or decreases in valuation allowances. Our effective tax rate was 39.1% and 37.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate is primarily due to higher foreign and state income taxes offset with a reduction in non-deductible items.
     We file numerous federal, state and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the tax years 1999 through 2002 remain under examination by the Internal Revenue Service and we are at the IRS Appeals administrative level on certain disputed issues that came out of its examination of tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2008. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
10. Debt
     Debt as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$32,127	$32,127
7.375% Senior Notes due October 2014	245,000	245,000
6.75% Notes due April 2015	160,250	160,250
6.75% Notes due April 2016	233,143	233,143
7.0% Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.5% Notes due April 2027	200,000	200,000
8.0% Notes due November 2021	150,000	150,000
Bank credit facility due November 2013	145,000	150,000
Obligations under capital leases	143,948	142,946
Mortgage notes and other debt, maturities through 2047	39,113	38,631
Unamortized pricing discounts and other	(6,494)	(6,608)

Total debt	1,887,087	1,890,489
Less current maturities	(28,622)	(49,957)

Total long-term debt	$1,858,465	$1,840,532

     Current maturities of debt at March 31, 2010 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.52% at March 31, 2010 and December 31, 2009. Approximately 85% of our total debt had a fixed interest rate at March 31, 2010 and December 31, 2009.
Bank Credit Facility
     As of March 31, 2010, we have $145.0 million in outstanding cash advances under our bank credit facility and have used it to support $47.4 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment. As of March 31, 2010, we have $207.6 million in borrowing capacity under the facility.
Debt Issuances and Additions
     In November 2009, we issued $150.0 million of unsecured 8.0% Senior Notes due 2021, which were held in escrow at December 31, 2009. On March 26, 2010, the net proceeds of these notes were released from escrow and used in connection with the closing of the Keystone acquisition. As a result, the proceeds were classified as Proceeds from issuance of long-term debt in our unaudited condensed consolidated Statement of Cash Flows for the three months ended March 31, 2010. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
     In addition to the funds from escrow, we drew down $25.0 million on our bank credit facility to finance our Keystone acquisition.
Debt Extinguishments and Reductions
     In the first quarter of 2010, we repaid $30.0 million of amounts drawn on our bank credit facility. There was no gain or loss recognized as a result of this repayment.
     In the first quarter of 2009, we purchased $7.3 million aggregate principal amount of our 6.75% Notes due 2015 and $2.0 million aggregate principal amount of our 7.00% Notes due 2017 on the open market. As a result of these transactions, we recognized a gain of $1.6 million recorded in Gain on early extinguishment of debt in the first quarter of 2009, which represents the write-off of unamortized deferred loan costs of $0.2 million and a $1.8 million discount on the purchase of the Notes.

Capital Leases
     During the three months ended March 31, 2010 and 2009, we acquired $5.5 million and $11.2 million, respectively, of transportation equipment using capital leases.
11. Fair Value of Financial Instruments
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
     The fair value of our debt instruments at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$31,565	$31,330
7.375% Senior Notes due October 2014	251,125	247,450
6.75% Notes due April 2015	159,048	157,846
6.75% Notes due April 2016	230,812	222,069
7.0% Notes due June 2017	290,575	289,100
7.625% Senior Notes due October 2018	253,750	250,625
8.0% Notes due November 2021	152,437	148,500
7.5% Notes due April 2027	183,500	179,000
Bank credit facility due November 2013	144,063	148,875
Mortgage notes and other debt, maturities through 2047	38,968	34,898

Total fair value of debt instruments	$1,735,843	$1,709,693

     The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy discussed in Note 2. The bank credit agreement and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.
12. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2010:

Three Months Ended
Assumptions	March 31, 2010
Dividend yield	2.0%
Expected volatility	37.5%
Risk-free interest rate	2.3%
Expected holding period	5.0 years

Stock Options
     The following table sets forth stock option activity for the three months ended March 31, 2010:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2009	10,495,142	$7.36
Granted	2,245,020	7.65
Exercised	(278,947)	3.40

Outstanding at March 31, 2010	12,461,215	$7.50

Exercisable at March 31, 2010	7,084,429	$8.37

     As of March 31, 2010, the unrecognized compensation expense related to stock options of $9.0 million is expected to be recognized over a weighted average period of 1.6 years.
Restricted Shares
     Restricted share activity for the three months ended March 31, 2010 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2009	1,101,440	$6.01
Granted	529,020	7.66
Vested	(466,217)	7.05

Nonvested restricted shares at March 31, 2010	1,164,243	$6.35

As of March 31, 2010, the unrecognized compensation expense related to restricted shares of $6.9 million is expected to be recognized over a weighted average period of 1.6 years.
13. Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
		(In thousands)
Balance at December 31, 2009	$97,142	$—	$97,142
Activity in 2010	13,827	—	13,827
Reduction in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	49,144	49,144
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(49,144)	(49,144)

Balance at March 31, 2010	$110,969	$—	$110,969

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
     The components of comprehensive income are as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$30,912	$34,530
Other comprehensive income (loss)	13,827	(7,753)
Amounts attributable to noncontrolling interests:
Net income (loss)	413	(150)
Other comprehensive income	5	—

Comprehensive income	$45,157	$26,627

Cash Dividends
     On February 10, 2010, our Board of Directors approved a cash dividend of $.04 per common share. At March 31, 2010, this dividend totaling $10.2 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on April 30, 2010.
14. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
		(In thousands)
Three months ended March 31,
Revenues from external customers:
2010	$368,929	$161,934	$530,863
2009	$364,909	$145,686	$510,595
Gross profit:
2010	$84,566	$27,741	$112,307
2009	$84,073	$16,047	$100,120
     The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Gross profit from reportable segments	$112,307	$100,120
General and administrative expenses	(26,201)	(21,786)
(Losses) gains on divestitures and impairment charges, net	(480)	7,230

Operating income	85,626	85,564
Interest expense	(32,301)	(31,670)
Gain on early extinguishment of debt	—	1,610
Other expense, net	(1,884)	(843)

Income before income taxes	$51,441	$54,661

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
		(In thousands)
Three months ended March 31,
Revenues from external customers:
2010	$480,210	$48,776	$1,877	$530,863
2009	$467,476	$41,415	$1,704	$510,595

15. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Merchandise revenues:
Funeral	$119,759	$118,407
Cemetery	107,184	91,861

Total merchandise revenues	226,943	210,268
Services revenues:
Funeral	233,716	234,713
Cemetery	47,259	45,159

Total services revenues	280,975	279,872

Other revenues	22,945	20,455

Total revenues	$530,863	$510,595

Merchandise costs and expenses:
Funeral	$64,893	$62,073
Cemetery	45,897	41,606

Total cost of merchandise	110,790	103,679
Services costs and expenses:
Funeral	104,241	103,612
Cemetery	24,253	25,446

Total cost of services	128,494	129,058

Overhead and other expenses	179,272	177,738

Total costs and expenses	$418,556	$410,475

16. Commitments and Contingencies
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2010 and December 31, 2009, we have self-insurance reserves of $54.4 million and $57.9 million, respectively.
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
     Conley Investment Counsel v. Service Corporation International, et al.; Civil Action 04-MD-1609; in the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al.; Cause No. CV-S-03-1561-HDM-PAL; in the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et al .; Cause No. CV-S-03-1392-LDG-LRL; in the United States District

Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et al.; Cause No. 04-CV-20114; in the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and burial sites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. No discovery has occurred, and we cannot quantify our ultimate liability, if any, for the payment of damages.
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
     F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff also seeks the appointment of a receiver to oversee cemetery operations. The plaintiff claims the cemetery damaged and desecrated burials in order to make room for subsequent burials. Since the case is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
     Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. However, the trial court denied the plaintiffs’ motion to certify the case as a class action. We deny that we engaged in anticompetitive practices related to our casket sales and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. The individual plaintiffs’ claims are set for trial on August 3, 2010.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$30,912	$34,530
After tax interest on convertible debt	13	13

Net income — diluted	$30,925	$34,543

Weighted average shares (denominator):
Weighted average shares — basic	254,400	250,134
Stock options	1,633	54
Convertible debt	121	121

Weighted average shares — diluted	256,154	250,309

Net income per share:
Basic	$.12	$.14
Diluted	$.12	$.14
          The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended March 31, 2010 and March 31, 2009, total options and convertible debentures not currently included in the computation of dilutive EPS were 4.7 million and 12.1 million, respectively.
18. Divestiture-Related Activities
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
     (Losses) gains on divestitures and impairment charges, net consists of the following for the three months ended March 31:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Gains on divestitures, net	$375	$10,865
Impairment losses	(855)	(3,635)

	$(480)	$7,230

Assets Held for Sale
     We committed to a plan to sell certain operating properties as of March 31, 2010 and December 31, 2009. Additionally, subsequent to March 31, 2010, we have entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries in conjunction with the acquisition of Keystone.
     Net assets held for sale were as follows:

	March 31, 2010	December 31, 2009
Assets:
Current assets	$2,497	$1,197
Preneed funeral receivables, net and trust investments	4,272	377
Preneed cemetery receivables, net and trust investments	10,752	50,952
Cemetery property, at cost	9,229	2,111
Property and equipment, net	27,378	120
Deferred charges and other assets	1,042	10,237

	March 31, 2010	December 31, 2009
Cemetery perpetual care trust investments	4,803	17,104

Total assets	59,973	82,098

Liabilities:
Accounts payable and accrued liabilities	554	501
Deferred preneed funeral revenues	1,504	—
Deferred preneed cemetery revenues	9,237	49,346
Other liabilities	11,967	1,882
Care trusts’ corpus	4,803	17,104

Total liabilities	28,065	68,833

Net assets held for sale	$31,908	$13,265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2010, we operated 1,441 funeral service locations and 387 cemeteries (including 221 combination locations) in North America, which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial stability is enhanced by our $6.6 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2010, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $123.4 million authorized to repurchase our common stock.
     On March 26, 2010, pursuant to a tender offer, we acquired approximately 91% of the outstanding common stock of Keystone for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which includes the refinancing of $80.7 million of Keystone’s debt and our purchase of the remaining shares of Keystone for $17.5 million, subsequent to March 31, 2010.
Financial Condition, Liquidity and Capital Resources
Volatility in Financial Markets
     Our funeral, cemetery merchandise and service, and cemetery perpetual care trusts have been impacted by the volatility in the U.S. and global financial markets. The fair market value of our trust investments declined sharply in the second half of 2008. Since that time, our trusts have recovered commensurate with the overall improvement in the financial markets. During the three months ended March 31, 2010, our combined trust fund assets had a return on investment of 3.8%.
     As of March 31, 2010, we have cumulative net unrealized losses of $26.5 million in our preneed funeral and cemetery merchandise and service trusts, and cumulative net unrealized losses of $17.3 million in our cemetery perpetual care trusts, as discussed in Notes 4, 5, and 6 , Financial Statements and Supplementary Data. At March 31, 2010, these net unrealized losses represented 1.7% of our original cost basis of $2.6 billion. As explained in “Critical Accounting Policies, Fair Value Measurements”, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interest in those unrealized gains and/or losses. Therefore, the majority of these net unrealized losses are not reflected in our consolidated statement of operations for the quarter ended March 31, 2010. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.

     In 2010, we recorded a $8.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities. We have determined that the remaining unrealized losses in our trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in the capital markets. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. The investments are diversified across multiple industry segments and across several asset classes using a balanced allocation strategy to minimize long-term risk.
Trust Investments
     In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery services or merchandise will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or preneed escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale.
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
     Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation for the funeral and cemetery merchandise and service trusts is generally based on matching the time period that we expect the funeral or cemetery preneed contract to be outstanding. Since net ordinary earnings are distributed monthly from the cemetery perpetual care trusts to offset cemetery maintenance costs, the cemetery perpetual care trusts contain a higher fixed income allocation than the funeral and cemetery merchandise and service trusts. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets, and (2) preserving capital within acceptable levels of volatility. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.
     The market values of our trust investments at March 31, 2010 are detailed below (in thousands).

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total
Fixed income securities:
U.S. Treasury	$44,746	$41,001	$85,747	$5,789	$91,536
Canadian government	123,723	16,058	139,781	27,527	167,308
Corporate	36,329	42,587	78,916	50,936	129,852
Residential mortgage-backed	7,135	4,756	11,891	3,451	15,342
Asset-backed	3,016	6,558	9,574	521	10,095
Equity securities:
Preferred stock	2,879	4,409	7,288	5,842	13,130
Common stock (based on investment objectives):
Growth	158,909	223,386	382,295	7,269	389,564
Value	177,869	274,752	452,621	132,022	584,643

			Total Funeral
	Funeral	Cemetery	and Cemetery	Cemetery
	Merchandise	Merchandise	Merchandise	Perpetual
	and Service	and Service	and Service	Care Funds	Total
Mutual funds:
Equity	90,415	182,134	272,549	55,839	328,388
Fixed income	115,920	183,546	299,466	537,328	836,794
Private equity	11,356	4,165	15,521	11,826	27,347
Other	761	260	1,021	3,385	4,406

Trust investments	773,058	983,612	1,756,670	841,735	2,598,405

Assets associated with businesses held for sale	(3,689)	(8,031)	(11,720)	(4,803)	(16,523)
Cash and cash equivalents	195,154	127,921	323,075	83,016	406,091
Insurance-backed fixed income securities	215,744	—	215,744	—	215,744

Total trust assets	$1,180,267	$1,103,502	$2,283,769	$919,948	$3,203,717

     As of March 31, 2010, 90% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2010, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Private Equity
     The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-

term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is accessed through LLCs established by certain preferred trustees. These LLCs invest in numerous limited partnerships, including private equity, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investments.
Trust Performance
     The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended March 31, 2010, the Standard and Poor’s 500 Index increased approximately 49.7% and the Barclay’s Aggregate Index increased approximately 7.7%, while the combined SCI trusts increased approximately 34.6%.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $108.9 million in the first quarter of 2010. Our current cash and cash equivalents balance is approximately $149.3 million as of April 26, 2010. In addition, we have $207.6 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until November 2013.
     Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2010 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2010 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.26
Interest coverage ratio	2.75 (Min)	4.21
     Our financial covenant requirements per our agreement become more restrictive over time. Our future leverage and interest coverage ratios are as follows:

	Leverage Ratio (Max)	Interest Coverage Ratio (Min)
September 2010 and thereafter	4.00	3.00
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
     Operating Activities — Net cash provided by operating activities decreased approximately $32.4 million in the first three months of 2010 compared to the first three months of 2009. This decrease resulted from greater incentive compensation payments made during the current quarter as expected, and from funding an April payroll on March 31 of the current quarter.

     Investing Activities — Net cash used in investing activities increased $210.9 million in the first three months of 2010 compared to the first three months of 2009, primarily due to an increased outflow of $258.9 million in acquisitions, partially offset by increased inflows of $26.3 million in withdrawals of restricted funds and $16.6 million in proceeds from divestitures.
     Financing Activities — Net cash used in financing activities decreased by $152.0 million in the first three months of 2010 compared to the first three months of 2009, primarily due to a $168.8 million increase in proceeds from issuance of long-term debt (net of debt issuance costs) which was partially offset by a $20.5 million increase in debt payments.
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

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Preneed funeral	$122.1	$126.6
Preneed cemetery:
Merchandise and services	123.6	126.0
Pre-construction	3.3	3.3

Bonds supporting preneed funeral and cemetery obligations	249.0	255.9

Bonds supporting preneed business permits	4.6	4.6
Other bonds	22.1	22.1

Total surety bonds outstanding	$275.7	$282.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2010 and 2009, we had $5.0 million and $6.3 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2010 and 2009.

	North America
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$30.0	$38.2

Sales production (number of contracts)	6,656	8,501

Maturities	$48.8	$45.8

Maturities (number of contracts)	11,045	11,558

Cemetery:
Sales production:
Preneed	$95.3	$81.0
Atneed	63.5	59.7

Total sales production	$158.8	$140.7

Sales production deferred to backlog:
Preneed	$42.3	$33.2
Atneed	46.1	46.4

Total sales production deferred to backlog	$88.4	$79.6

Revenue recognized from backlog:
Preneed	$32.6	$30.6
Atneed	44.1	45.3

Total revenue recognized from backlog	$76.7	$75.9

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2010 and 2009, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$90.5	$69.6

Sales production (number of contracts) (1)	15,741	11,753

General agency revenue	$13.4	$11.8

Maturities	$69.7	$65.0

Maturities (number of contracts)	13,157	12,071

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2010 and December 31, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2010 and December 31, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2010		December 31, 2009
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.59	$0.59	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.18	1.20	1.14	1.17

	$1.77	$1.79	$1.73	$1.76
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.12)	(0.12)

Backlog of trust-funded preneed funeral revenues	$1.64	$1.66	$1.61	$1.64
Backlog of insurance-funded preneed funeral revenues	3.15	3.15	3.03	3.03

Total backlog of preneed funeral revenues	$4.79	$4.81	$4.64	$4.67

Preneed funeral receivables and trust investments	$1.39	$1.41	$1.35	$1.39
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.28	$1.30	$1.24	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.15	3.15	3.03	3.03

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.43	$4.45	$4.27	$4.31

Deferred preneed cemetery revenues	$0.82	$0.82	$0.82	$0.82
Deferred preneed cemetery receipts held in trust	1.10	1.12	1.06	1.11

	$1.92	$1.94	$1.88	$1.93
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)

Total backlog of deferred cemetery revenues	$1.76	$1.78	$1.72	$1.77

Preneed cemetery receivables and trust investments	$1.43	$1.44	$1.38	$1.43
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.14)	(0.14)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.28	$1.29	$1.24	$1.29

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
Results of Operations — Three Months Ended March 31, 2010 and 2009
Management Summary
     Key highlights in the first quarter of 2010 were as follows:

•	Funeral gross profit increased $0.5 million, or 0.6%, due to higher average revenue per service and strong general agency revenues offsetting a decline in funeral services performed; and,

•	Cemetery gross profit increased $11.7 million due to an increase in preneed cemetery property sales and trust fund income, partially offset by higher variable costs.
Results of Operations
     In the first quarter of 2010, we reported net income attributable to common stockholders of $30.9 million ($.12 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2009 of $34.5 million ($.14 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $0.4 million in the first quarter of 2010 and an after-tax gain of $2.6 million in the first quarter of 2009;

•	an after-tax gain from the early extinguishment of debt of $1.0 million in the first quarter of 2009; and,

•	after-tax expenses related to our acquisition and integration of Keystone of $2.3 million in 2010.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2010 and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2009 and ending March 31, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2010	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$367.1	$4.5	$2.9	$359.7
Cemetery revenue	161.9	1.5	1.0	159.4

	529.0	6.0	3.9	519.1
Germany revenue	1.9	—	—	1.9

Total revenue	$530.9	$6.0	$3.9	$521.0

North America Gross Profits
Funeral gross profits	$84.4	$1.0	$0.4	$83.0
Cemetery gross profits	27.7	—	0.8	26.9

	112.1	1.0	1.2	109.9
Germany gross profits	0.2	—	—	0.2

Total gross profits	$112.3	$1.0	$1.2	$110.1

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2009	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$363.2	$4.1	$(0.1)	$359.2
Cemetery revenue	145.7	1.8	(1.2)	145.1

	508.9	5.9	(1.3)	504.3
Germany revenue	1.7	—	—	1.7

Total revenue	$510.6	$5.9	$(1.3)	$506.0

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2009	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Gross Profits
Funeral gross profits	$83.8	$(1.0)	$0.2	$84.6
Cemetery gross profits	16.0	0.6	(0.7)	16.1

	99.8	(0.4)	(0.5)	100.7
Germany gross profits	0.3	—	—	0.3

Total gross profits	$100.1	$(0.4)	$(0.5)	$101.0

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2010 and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions, except
	average revenue per funeral
	service)
Consolidated funeral revenue	$369.0	$364.9
Less: Consolidated GA revenue	13.4	11.8
Less: Other revenue	3.9	1.8

Adjusted consolidated funeral revenue	$351.7	$351.3

Consolidated funeral services performed	67,772	69,329
Consolidated average revenue per funeral service	$5,189	$5,067
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2010 and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$361.6	$360.9
Less: Comparable GA revenue	13.2	11.7
Less: Other revenue	2.2	1.7

Adjusted comparable funeral revenue	$346.2	$347.5

Comparable funeral services performed	66,015	68,408
Comparable average revenue per funeral service	$5,244	$5,080
Funeral Results
Funeral Revenue
     Our consolidated revenues from funeral operations were $369.0 million in the first quarter of 2010 compared to $364.9 million in the same period of 2009. This increase is primarily due to a $1.6 million increase in GA revenue and a $1.7 million increase resulting from the acquisition of Keystone.
Funeral Services Performed
     Our consolidated funeral services performed decreased 2.2% during the first quarter of 2010 compared to the same period in 2009. Our comparable funeral services performed decreased 3.5% during the first quarter of 2010 compared to the same period in 2009. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the first quarter of 2009. Our comparable cremation rate of 41.0% in the first quarter of 2010 increased from 40.2% in 2009. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $122, or 2.4%, in the first quarter of 2010 over the same period of 2009. Higher average revenue per funeral service and strong general agency revenues effectively offset a decline in funeral services performed. Our comparable average revenue per funeral service increased $164, or 3.2%, per funeral service. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 0.7%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $0.5 million, or 0.6%, and the funeral gross margin percentage was relatively flat at approximately 23% in the first quarter of 2010 compared to the first quarter of 2009. Comparable funeral gross profits decreased $1.7 million, or 2.0%, due to the impact of higher selling costs from increased preneed funeral sales production.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $16.2 million, or 11.1%, in the first quarter of 2010 compared to the first quarter of 2009. Comparable cemetery revenues increased $14.3 million, or 9.9%, when compared with the same period in 2009. This increase was due to an $11.8 million increase in preneed property sales and a $4.4 million increase in cemetery trust fund income.
Cemetery Gross Profits
      Cemetery gross profit increased $11.7 million, or 73.1%, and cemetery gross margin percentage improved to approximately 17.0% from 11.0% due to a significant increase in cemetery property sales and increases in cemetery trust fund income compared to prior year levels. We are also beginning to see some benefit from initiatives to reduce maintenance expenses implemented last year which helped to offset increased selling costs as a result of higher sales production.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $26.2 million in the first quarter of 2010 compared to $21.8 million in the first quarter of 2009. This $4.4 million increase was primarily due to current year acquisition expenses related to Keystone and lower employee compensation expenses in the prior year.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $0.5 million net pre-tax loss on divestitures and impairment. This loss was due to losses incurred on various divestitures. In the first quarter of 2009, we recognized a $7.2 million net pre-tax gain on divestitures and impairment. This gain was due to the released VAT and litigation indemnifications related to our former French operations of $14.1 million partially offset by losses from impairment charges and asset divestitures.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 256.2 million in the first quarter of 2010, compared to 250.3 million in the first quarter of 2009.
Critical Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

     No other significant changes to our accounting policies have occurred subsequent to December 31, 2009, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas and fuel oil), costs of other materials, employee-related costs or other factors.

•	Our inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	Amounts that we may be required to replenish into our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities which relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. While such payments would affect our cash flow, we do not believe it would impair our ability to service debt or our overall liquidity. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.
•	Our ability to successfully access surety and insurance markets at a reasonable cost.
•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.
•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.
•	The possibility that restrictive covenants in our credit agreement and debt securities may prevent us from engaging in certain transactions.
•	Our ability to buy our common stock under our share repurchase programs, which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.
•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.
•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.
•	Our funeral and cemetery trust funds’ investments in equity securities, fixed income securities, and mutual funds and will be impacted by market conditions that are beyond our control.
•	Failure to realize the anticipated benefits and/or successful implementation of the acquisition of Keystone, which could prove to be disruptive and could result in the combined business failing to meet our expectations.
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2009 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marketable Equity and Debt Securities — Price Risk
     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
     Cost and market values as of March 31, 2010 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have jointly concluded that our disclosure controls and procedures were effective as of March 31, 2010 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is set forth in Note 16 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2009, except that the Risk Factor relating to failure to consummate the acquisition of Keystone is no longer applicable because we have acquired Keystone.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 29, 2010, we issued 1,005 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of March 31, 2010, the aggregate purchases pursuant to our share repurchase program totaled $1.0 billion. As of March 31, 2010, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $123.4 million.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
January 1, 2010 — January 31, 2010	—	—	—	123,444,042
February 1, 2010 — February 28, 2010	—	—	—	123,444,042
March 1, 2010 — March 31, 2010	80,296	8.59	—	123,444,042 (1)

	80,296		—

(1)	These shares represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2009.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
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

April 30, 2010	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2009.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.