Form 10-Q
period 2010-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2010-07-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 26, 2010 was 246,810,831 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$555,273	$513,949	$1,086,136	$1,024,544
Costs and expenses	(445,975)	(412,124)	(864,531)	(822,599)

Gross profit	109,298	101,825	221,605	201,945
General and administrative expenses	(26,974)	(26,466)	(53,175)	(48,252)
Gains (losses) on divestitures and impairment charges, net	13,602	(6,289)	13,122	941

Operating income	95,926	69,070	181,552	154,634
Interest expense	(32,483)	(32,386)	(64,784)	(64,056)
(Loss) gain on early extinguishment of debt	(291)	1,830	(291)	3,440
Other income, net	4,273	1,388	2,389	545

Income before income taxes	67,425	39,902	118,866	94,563
Provision for income taxes	(27,198)	(16,322)	(47,314)	(36,603)

Net income	40,227	23,580	71,552	57,960
Net loss (income) attributable to noncontrolling interests	58	(476)	(355)	(326)

Net income attributable to common stockholders	40,285	23,104	71,197	57,634

Basic earnings per share	$.16	$.09	$.28	$.23
Diluted earnings per share	$.16	$.09	$.28	$.23
Basic weighted average number of shares	251,763	250,977	253,074	250,461

Diluted weighted average number of shares	253,583	251,130	254,862	250,672

Dividends declared per share	$.04	$.04	$.08	$.08

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$152,242	$179,745
Receivables, net	83,646	92,189
Deferred tax assets	52,270	51,534
Inventories	33,155	31,117
Current assets held for sale	515	1,197
Other	23,909	21,640

Total current assets	345,737	377,422

Preneed funeral receivables, net and trust investments	1,335,778	1,356,353
Preneed cemetery receivables, net and trust investments	1,362,650	1,382,717
Cemetery property, at cost	1,500,550	1,489,065
Property and equipment, net	1,657,873	1,591,074
Non-current assets held for sale	234	80,901
Goodwill	1,284,114	1,201,332
Deferred charges and other assets	404,427	522,389
Cemetery perpetual care trust investments	914,664	889,689

Total Assets	$8,806,027	$8,890,942

Current liabilities:
Accounts payable and accrued liabilities	$303,156	$314,277
Current maturities of long-term debt	26,838	49,957
Current liabilities held for sale	—	501
Income taxes	4,018	2,236

Total current liabilities	334,012	366,971

Long-term debt	1,835,661	1,840,532
Deferred preneed funeral revenues	588,037	596,966
Deferred preneed cemetery revenues	826,757	817,543
Deferred tax liability	293,969	246,730
Non-current liabilities held for sale	649	68,332
Other liabilities	380,693	378,768
Deferred preneed funeral and cemetery receipts held in trust	2,147,443	2,201,403
Care trusts’ corpus	914,832	890,909
Commitments and contingencies (Note 16)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 254,947,906 and 254,027,384 shares issued, respectively, and 248,707,810 and 254,017,384 shares outstanding, respectively	248,708	254,017
Capital in excess of par value	1,672,942	1,735,493
Accumulated deficit	(532,679)	(603,876)
Accumulated other comprehensive income	94,637	97,142

Total common stockholders’ equity	1,483,608	1,482,776

Noncontrolling interests	366	12

Total equity	1,483,974	1,482,788

Total liabilities and equity	$8,806,027	$8,890,942

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$71,552	$57,960
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt	291	(3,440)
Depreciation and amortization	58,343	55,438
Amortization of intangible assets	12,136	10,855
Amortization of cemetery property	14,366	13,940
Amortization of loan costs	2,286	1,694
Provision for doubtful accounts	1,640	5,905
Provision for deferred income taxes	32,420	32,924
Gains on divestitures and impairment charges, net	(13,122)	(941)
Share-based compensation	4,545	5,168
Excess tax benefits from share-based awards	(695)	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,034	12,642
Decrease in other assets	5,255	9,183
(Decrease) increase in payables and other liabilities	(7,925)	4,105
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	32,095	11,019
(Decrease) increase in deferred preneed funeral revenue	(5,805)	4,752
Decrease in deferred preneed funeral receipts held in trust	(26,897)	(15,838)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(20,321)	(5,369)
Increase in deferred preneed cemetery revenue	17,536	20,794
Decrease in deferred preneed cemetery receipts held in trust	(2,227)	(9,673)
Other	(477)	—

Net cash provided by operating activities	186,030	211,118
Cash flows from investing activities:
Capital expenditures	(41,614)	(42,470)
Proceeds from divestitures and sales of property and equipment, net	59,878	14,788
Acquisitions	(281,792)	(219)
Net withdrawals of restricted funds and other	26,441	129

Net cash used in investing activities	(237,087)	(27,772)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	—
Debt issuance costs	(6,203)	—
Payments of debt	(31,807)	(31,689)
Early extinguishment of debt	(23,091)	(69,540)
Principal payments on capital leases	(11,867)	(13,045)
Proceeds from exercise of stock options	1,456	2,363
Excess tax benefits from share-based awards	695	—
Purchase of Company common stock	(55,225)	—
Payments of dividends	(20,352)	(20,020)
Bank overdrafts and other	(7,336)	(13,394)

Net cash provided by (used in) financing activities	21,270	(145,325)
Effect of foreign currency on cash and cash equivalents	2,284	3,971

Net (decrease) increase in cash and cash equivalents	(27,503)	41,992
Cash and cash equivalents at beginning of period	179,745	128,397

Cash and cash equivalents at end of period	$152,242	$170,389

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Common		Excess of	Accumulated	Comprehensive	Noncontrolling
	Stock	Treasury Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2008	$249,953	$(481)	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Net income				57,634		326	57,960
Dividends declared on common stock ($.08 per share)			(20,085)				(20,085)
Foreign currency translation					21,258		21,258
Employee share-based compensation earned			5,168				5,168
Stock option exercises	631		1,732				2,363
Restricted stock awards, net of forfeitures	830		(830)				—
Noncontrolling interest payments						(105)	(105)
Other	1	71	383				455

Balance at June 30, 2009	$251,415	$(410)	$1,720,182	$(669,122)	$57,907	$221	$1,360,193

Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	12	$1,482,788
Net income				71,197		355	71,552
Dividends declared on common stock ($.08 per share)			(20,063)				(20,063)
Foreign currency translation					(2,505)	(1)	(2,506)
Employee share-based compensation earned			4,545				4,545
Stock option exercises	386		1,070				1,456
Tax benefits related to share based awards			875				875
Restricted stock awards, net of forfeitures	532		(532)				—
Purchase of Company common stock		(6,290)	(48,935)				(55,225)
Other	3	60	489				552

Balance at June 30, 2010	$254,948	$(6,240)	$1,672,942	$(532,679)	$94,637	$366	$1,483,974

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim unaudited condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2009, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. We have evaluated subsequent events for the six months ended June 30, 2010.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
      We recorded several immaterial adjustments to correct errors related to prior accounting periods during the three and six months ended June 30, 2010. We do not believe these adjustments are quantitatively or qualitatively material to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010, after considering our expected 2010 annual financial results nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $2.6 million and $1.6 million, respectively, for the three months ended June 30, 2010. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $1.3 million and $1.0 million, respectively, for the six months ended June 30, 2010.
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
Equity
     In January 2010, the FASB provided additional guidance under the Equity Topic of the ASC to eliminate multiple approaches to accounting for elective distributions to shareholders. The additional guidance clarifies that the stock performance of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in aggregate is considered a share in issuance. This guidance was effective for us on January 1, 2010, and retroactive application is required. The adoption did not significantly impact our unaudited condensed consolidated financial statements.
Consolidation
     In January 2010, the FASB amended the guidance under the Consolidation Topic of the ASC to clarify the scope of a decrease in ownership of a subsidiary. The amended guidance was effective for us on January 1, 2010, and its adoption did not significantly impact our unaudited condensed consolidated financial statements.
3. Recently Issued Accounting Standards
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
     The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$21,350	$23,271	$42,523	$40,387
Withdrawals	27,728	30,766	59,738	53,941
Purchases of available-for-sale securities	162,203	63,574	313,303	130,484
Sales of available-for-sale securities	136,713	110,484	314,499	175,545
Realized gains from sales of available-for-sale securities	9,005	5,056	20,498	7,358
Realized losses from sales of available-for-sale securities	(15,212)	(15,455)	(33,657)	(41,193)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$775,782	$771,945
Cash and cash equivalents	129,869	153,126
Insurance-backed fixed income securities	217,949	214,255
Assets associated with businesses held for sale	—	(377)

Trust investments	1,123,600	1,138,949
Receivables from customers	252,323	256,009
Unearned finance charge	(5,788)	(6,129)

	1,370,135	1,388,829
Allowance for cancellation	(34,357)	(32,476)

Preneed funeral receivables and trust investments	$1,335,778	$1,356,353

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at June 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our funeral merchandise and service trust investments, in the aggregate, was 92% and 96% of the related cost basis of such investments as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$69,772	$1,958	$(261)	$71,469
Canadian government	118,594	975	(57)	119,512
Corporate	33,429	967	(1,050)	33,346
Residential mortgage-backed	6,923	188	(9)	7,102
Asset-backed	3,071	106	(1)	3,176
Equity securities:
Preferred stock	2,022	6	(169)	1,859
Common stock:
United States	267,877	24,241	(32,562)	259,556

	June 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Canada	22,795	2,663	(1,597)	23,861
Other International	17,997	351	(5,204)	13,144
Mutual funds:
Equity	122,338	422	(35,927)	86,833
Fixed income	141,919	4,399	(10,101)	136,217
Private equity	24,833	1,518	(15,095)	11,256
Other	8,950	376	(875)	8,451

Trust investments	$840,520	$38,170	$(102,908)	$775,782

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$40,065	$1,258	$(65)	$41,258
Canadian government	104,713	1,430	(47)	106,096
Corporate	29,778	2,091	(21)	31,848
Residential mortgage-backed	6,573	119	(10)	6,682
Asset-backed	3,188	76	—	3,264
Equity securities:
Common stock:
United States	284,392	37,212	(22,811)	298,793
Canada	25,535	2,707	(873)	27,369
Other International	17,336	1,324	(2,686)	15,974
Mutual funds:
Equity	118,018	2,277	(27,153)	93,142
Fixed income	151,918	2,135	(18,586)	135,467
Private equity	24,445	1,529	(14,808)	11,166
Other	1,503	359	(976)	886

Trust investments	$807,464	$52,517	$(88,036)	$771,945

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosures (FVM&D) Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach for fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     As of June 30, 2010, our unfunded commitment for our private equity and other investments was $12.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, residential mortgage-backed fixed income securities, asset-backed, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
	(In thousands)
Trust investments at June 30, 2010	$519,611	$236,464	$19,707	$775,782
Trust investments at December 31, 2009	$570,745	$189,148	$12,052	$771,945
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$12,117	$12,988	$12,052	$40,880
Net unrealized losses included in Accumulated other comprehensive income(1)	(724)	(1,594)	(1,070)	(7,210)
Net realized (losses) gains included in Other income, net(2)	(11)	—	(23)	19
Purchases, sales, contributions, and distributions, net	8,325	952	8,748	548
Transfers out of Level 3	—	—	—	(21,891)

Fair market value, ending balance	$19,707	$12,346	$19,707	$12,346

(1)	All losses recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at June 30, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$134,679
Due in one to five years	44,336
Due in five to ten years	38,267
Thereafter	17,323

$234,605

     Earnings from all trust investments are recognized in current funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $7.7 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $15.8 million and $10.9 million for the six months ended June 30, 2010 and 2009, respectively.

     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. We recorded a $1.1 million and $6.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2010, respectively. We recorded a $3.7 million and $10.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2009, respectively.
     We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2010 and December 31, 2009, respectively, are shown in the following tables.

	June 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,934	$(236)	$661	$(25)	$3,595	$(261)
Canadian government	15,510	(57)	—	—	15,510	(57)
Corporate	13,534	(1,050)	—	—	13,534	(1,050)
Residential mortgage-backed	388	(5)	154	(4)	542	(9)
Asset-backed	205	(1)	—	—	205	(1)
Equity securities:
Preferred Stock	1,522	(169)	—	—	1,522	(169)
Common stock:
United States	120,576	(19,057)	31,538	(13,505)	152,114	(32,562)
Canada	5,639	(1,156)	1,821	(441)	7,460	(1,597)
Other International	8,153	(2,758)	3,301	(2,446)	11,454	(5,204)
Mutual funds:
Equity	24,427	(3,863)	52,485	(32,064)	76,912	(35,927)
Fixed income	33,656	(1,713)	10,284	(8,388)	43,940	(10,101)
Private equity	5,655	(959)	19,144	(14,136)	24,799	(15,095)
Other	7,964	(234)	696	(641)	8,660	(875)

Total temporarily impaired securities	$240,163	$(31,258)	$120,084	$(71,650)	$360,247	$(102,908)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,707	$(40)	$2,296	$(25)	$5,003	$(65)
Canadian government	5,367	(47)	—	—	5,367	(47)
Corporate	1,517	(21)	—	—	1,517	(21)
Residential mortgage-backed	1,494	(10)	—	—	1,494	(10)
Equity securities:
Common stock:
United States	67,044	(6,031)	56,926	(16,780)	123,970	(22,811)
Canada	4,153	(480)	2,879	(393)	7,032	(873)
Other International	3,491	(362)	6,115	(2,324)	9,606	(2,686)
Mutual funds:
Equity	60,413	(24,928)	20,945	(2,225)	81,358	(27,153)
Fixed income	46,542	(10,471)	22,684	(8,115)	69,226	(18,586)
Private equity	9,657	(1,743)	16,454	(13,065)	26,111	(14,808)
Other	585	(203)	765	(773)	1,350	(976)

Total temporarily impaired securities	$202,970	$(44,336)	$129,064	$(43,700)	$332,034	$(88,036)

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
     The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$27,188	$24,320	$49,419	$43,663
Withdrawals	28,879	24,990	52,777	53,858
Purchases of available-for-sale securities	210,886	127,443	465,204	184,315
Sales of available-for-sale securities	191,911	94,259	412,360	147,921
Realized gains from sales of available-for-sale securities	13,808	4,902	25,061	6,030
Realized losses from sales of available-for-sale securities	(19,744)	(16,616)	(37,265)	(39,330)

     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Trust investments, at market	$900,764	$957,608
Cash and cash equivalents	116,600	145,668
Insurance backed fixed income securities	9,358	10,492
Assets associated with businesses held for sale	(585)	(47,726)

Trust investments	1,026,137	1,066,042
Receivables from customers	420,212	396,918
Unearned finance charges	(42,719)	(41,517)

	1,403,630	1,421,443
Allowance for cancellation	(40,980)	(38,726)

Preneed cemetery receivables and trust investments	$1,362,650	$1,382,717

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at June 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our cemetery merchandise and service trust investments, in the aggregate, was 91% and 95% of the related cost basis of such investments as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$44,805	$2,101	$(311)	$46,595
Canadian government	15,295	337	(26)	15,606
Corporate	40,855	838	(1,605)	40,088
Residential mortgage-backed	4,556	127	—	4,683
Asset-backed	6,323	254	(3)	6,574
Equity securities:
Preferred Stock	3,185	1	(270)	2,916
Common stock:
United States	378,324	30,535	(42,356)	366,503
Canada	19,374	1,626	(2,337)	18,663
Other International	25,117	234	(7,408)	17,943
Mutual funds:
Equity	206,457	241	(46,398)	160,300
Fixed income	227,543	4,496	(16,076)	215,963
Private equity	16,366	31	(11,886)	4,511
Other	1,180	55	(816)	419

Trust investments	$989,380	$40,876	$(129,492)	$900,764

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$32,084	$1,169	$(81)	$33,172
Canadian government	15,664	224	(53)	15,835
Corporate	9,065	438	(3)	9,500
Residential mortgage-backed	1,460	19	(2)	1,477
Asset-backed	6,476	193	—	6,669
Equity securities:
Common stock:
United States	403,208	47,040	(26,962)	423,286
Canada	18,653	2,021	(1,183)	19,491
Other International	26,567	1,433	(3,841)	24,159
Mutual funds:
Equity	241,763	4,028	(38,093)	207,698
Fixed income	233,999	2,699	(24,718)	211,980
Private equity	14,968	8	(11,000)	3,976
Other	1,230	34	(899)	365

Trust investments	$1,005,137	$59,306	$(106,835)	$957,608

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     As of June 30, 2010, our unfunded commitment for our private equity and other investments was $11.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, residential mortgage-backed fixed income securities, asset-backed, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at June 30, 2010	$779,372	$116,462	$4,930	$900,764
Trust investments at December 31, 2009	$886,614	$66,653	$4,341	$957,608
     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$4,425	$4,978	$4,341	$31,837
Net unrealized losses included in Accumulated other comprehensive income(1)	(87)	(620)	(365)	(11,443)
Net realized (losses) gains included in Other income, net(2)	(12)	—	(23)	18
Purchases, sales, contributions, and distributions, net	604	1,030	977	569
Transfers out of Level 3	—	—	—	(15,593)

Fair market value, ending balance	$4,930	$5,388	$4,930	$5,388

(1)	All losses recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at June 30, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$3,462
Due in one to five years	49,582
Due in five to ten years	35,675
Thereafter	24,827

$113,546

     Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $3.2 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $6.6 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. We recorded a $1.2 million and $3.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2010, respectively. We recorded a $3.3 million and $12.9 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2009, respectively.
     We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and, discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market value, and the duration of unrealized losses as of June 30, 2010 are shown in the tables below.

	June 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$4,411	$(293)	$985	$(18)	$5,396	$(311)
Canadian government	1,541	(26)	—	—	1,541	(26)
Corporate	20,766	(1,605)	—	—	20,766	(1,605)
Asset-backed	303	(3)	—	—	303	(3)
Equity securities:
Preferred Stock	2,713	(270)	—	—	2,713	(270)
Common stock:
United States	171,182	(26,252)	39,561	(16,104)	210,743	(42,356)
Canada	7,875	(1,638)	1,753	(699)	9,628	(2,337)
Other International	11,515	(3,876)	4,660	(3,532)	16,175	(7,408)
Mutual funds:
Equity	76,879	(9,705)	71,761	(36,693)	148,640	(46,398)
Fixed income	59,071	(3,262)	14,121	(12,814)	73,192	(16,076)
Private equity	11,287	(4,144)	12,935	(7,742)	24,222	(11,886)
Other	455	(186)	798	(630)	1,253	(816)

Total temporarily impaired securities	$367,998	$(51,260)	$146,574	$(78,232)	$514,572	$(129,492)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,624	$(65)	$1,171	$(16)	$3,795	$(81)
Canadian government	5,262	(53)	—	—	5,262	(53)
Corporate	212	(3)	—	—	212	(3)
Residential mortgage-backed	267	(2)	—	—	267	(2)
Equity securities:
Common stock
United States	106,741	(7,151)	69,731	(19,811)	176,472	(26,962)
Canada	4,445	(407)	2,587	(776)	7,032	(1,183)
Other International	7,453	(830)	9,177	(3,011)	16,630	(3,841)
Mutual funds:
Equity	123,439	(33,152)	44,463	(4,941)	167,902	(38,093)
Fixed income	131,246	(16,036)	28,203	(8,682)	159,449	(24,718)
Private equity	14,048	(4,056)	9,204	(6,944)	23,252	(11,000)
Other	863	(252)	552	(647)	1,415	(899)

Total temporarily impaired securities	$396,600	$(62,007)	$165,088	$(44,828)	$561,688	$(106,835)

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
     The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$6,528	$5,963	$11,901	$11,330
Withdrawals	7,723	5,962	19,277	15,107
Purchases of available-for-sale securities	116,245	59,396	180,442	104,243
Sales of available-for-sale securities	83,221	36,520	109,771	68,995
Realized gains from sales of available-for-sale securities	2,634	2,905	4,693	3,724
Realized losses from sales of available-for-sale securities	(3,783)	(1,508)	(5,456)	(11,121)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$849,090	$814,640
Cash and cash equivalents	65,788	92,153
Assets associated with businesses held for sale	(214)	(17,104)

Cemetery perpetual care trust investments	$914,664	$889,689

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at June 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 97% and 95% of the related cost basis of such investments as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$4,825	$873	$—	$5,698
Canadian government	26,945	598	(45)	27,498
Corporate	49,776	2,475	(1,211)	51,040
Residential mortgage-backed	3,100	114	(3)	3,211
Asset-backed	360	8	—	368
Equity securities:
Preferred stock	3,487	380	(213)	3,654
Common stock:
United States	114,631	4,789	(14,739)	104,681
Canada	11,729	615	(1,368)	10,976
Other International	15,438	328	(3,202)	12,564
Mutual funds:
Equity	66,292	2,015	(15,444)	52,863
Fixed income	549,122	18,606	(5,400)	562,328

	June 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Private equity	21,259	388	(12,738)	8,909
Other	11,362	834	(6,896)	5,300

Cemetery perpetual care trust investments	$878,326	$32,023	$(61,259)	$849,090

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,031	$852	$(9)	$5,874
Canadian government	26,688	378	(92)	26,974
Corporate	40,703	3,079	(367)	43,415
Residential mortgage-backed	1,923	35	(9)	1,949
Asset-backed	520	8	—	528
Equity securities:
Preferred stock	5,803	1,389	(259)	6,933
Common stock:
United States	113,147	7,348	(12,016)	108,479
Canada	10,016	677	(970)	9,723
Other International	12,558	1,237	(2,450)	11,345
Mutual funds:
Equity	69,376	2,023	(15,598)	55,801
Fixed income	534,137	4,384	(9,845)	528,676
Private equity	28,853	394	(18,235)	11,012
Other	8,568	748	(5,385)	3,931

Cemetery perpetual care trust investments	$857,323	$22,552	$(65,235)	$814,640

     Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued using market appraisals or a discounted cash flow methodology, which is an income approach fair value model, depending on the nature of the underlying assets. The appraisals assess value based on a combination of replacement cost, comparative sales analysis, and discounted cash flow analysis. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
     As of June 30, 2010, our unfunded commitment for our private equity and other investments was $11.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at June 30, 2010	$743,412	$91,469	$14,209	$849,090
Trust investments at December 31, 2009	$714,024	$85,673	$14,943	$814,640
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$15,211	$15,689	$14,943	$48,276
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	3,539	(6,712)	4,125	(28,719)
Net realized losses included in Other income, net(2)	(52)	—	(77)	(5)
Purchases, sales, contributions, and distributions, net	(4,489)	5,420	(4,782)	2,057
Transfers out of Level 3	—	—	—	(7,212)

Fair market value, ending balance	$14,209	$14,397	$14,209	$14,397

(1)	All gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at June 30, 2010 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$6,410
Due in one to five years	44,337
Due in five to ten years	21,873
Thereafter	15,195

$87,815

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.2 million and $9.6 million for the three months ended June 30, 2010 and 2009, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $18.8 million and $18.1 million for the six months ended June 30, 2010 and 2009, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. We recorded a $0.1 million and $1.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2010, respectively. We recorded a $1.7 million and $5.9 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and six months ended June 30, 2009, respectively.
     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2010, are shown in the following tables.

	June 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
Canadian government	2,720	(45)	—	—	2,720	(45)
Corporate	16,525	(983)	1,026	(228)	17,551	(1,211)
Residential mortgage-backed	126	(3)	—	—	126	(3)
Equity securities:
Preferred stock	587	(97)	541	(116)	1,128	(213)
Common stock
United States	41,959	(4,716)	22,022	(10,023)	63,981	(14,739)
Canada	5,366	(651)	1,411	(717)	6,777	(1,368)
Other International	7,767	(1,168)	1,913	(2,034)	9,680	(3,202)
Mutual funds:
Equity	11,381	(1,024)	26,202	(14,420)	37,583	(15,444)
Fixed income	20,271	(372)	56,413	(5,028)	76,684	(5,400)
Private equity	3,410	(2,831)	17,744	(9,907)	21,154	(12,738)
Other	1,698	(1,410)	8,811	(5,486)	10,509	(6,896)

Total temporarily impaired securities	$111,810	$(13,300)	$136,083	$(47,959)	$247,893	$(61,259)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$1,029	$(9)	$—	$—	$1,029	$(9)
Canadian Government	9,053	(92)	—	—	9,053	(92)
Corporate	4,739	(92)	2,780	(275)	7,519	(367)
Residential mortgage-backed	1,426	(9)	—	—	1,426	(9)
Equity securities:
Preferred stock	511	(47)	734	(212)	1,245	(259)
Common stock
United States	19,069	(1,529)	31,553	(10,487)	50,622	(12,016)
Canada	1,253	(229)	2,637	(741)	3,890	(970)
Other International	1,102	(17)	3,086	(2,433)	4,188	(2,450)
Mutual funds:
Equity	21,152	(9,290)	16,051	(6,308)	37,203	(15,598)
Fixed income	285,936	(7,512)	36,141	(2,333)	322,077	(9,845)
Private equity	8,973	(7,249)	12,689	(10,986)	21,662	(18,235)
Other	2,497	(2,017)	3,519	(3,368)	6,016	(5,385)

Total temporarily impaired securities	$356,740	$(28,092)	$109,190	$(37,143)	$465,930	$(65,235)

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
     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 are detailed below.

	June 30, 2010			December 31, 2009
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)			(in thousands)
Trust investments	$1,123,600	$1,026,137	$2,149,737	$1,138,949	$1,066,042	$2,204,991
Accrued trust operating payables and other	(927)	(1,367)	(2,294)	(1,449)	(2,139)	(3,588)

Deferred preneed funeral and cemetery receipts held in trust	$1,122,673	$1,024,770	$2,147,443	$1,137,500	$1,063,903	$2,201,403

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 are detailed below.

	June 30, 2010	December 31, 2009
	(In thousands)
Cemetery perpetual care trust investments	$914,664	$889,689
Accrued trust operating payables and other	168	1,220

Care trusts’ corpus	$914,832	$890,909

Other Income, Net
     The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$9,005	$13,808	$2,634	$—	$25,447
Realized losses and impairment charges	(16,256)	(20,896)	(3,878)	—	(41,030)
Interest, dividend, and other ordinary income	6,805	4,753	8,428	—	19,986
Trust expenses and income taxes	(777)	(2,079)	(1,788)	—	(4,644)

Net trust investment (loss) income	(1,223)	(4,414)	5,396	—	(241)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	1,223	4,414	(5,396)	—	241
Other income, net	—	—	—	4,273	4,273

Total other income, net	$—	$—	$—	$4,273	$4,273

	Six Months Ended June 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$20,498	$25,061	$4,693	$—	$50,252
Realized losses and impairment charges	(39,826)	(40,648)	(7,029)	—	(87,503)
Interest, dividend, and other ordinary income	9,932	9,423	16,075	—	35,430

	Six Months Ended June 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Trust expenses and income taxes	(1,826)	(4,469)	(1,547)	—	(7,842)

Net trust investment (loss) income	(11,222)	(10,633)	12,192	—	(9,663)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	11,222	10,633	(12,192)	—	9,663
Other income, net	—	—	—	2,389	2,389

Total other income, net	$—	$—	$—	$2,389	$2,389

	Three Months Ended June 30, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$5,056	$4,902	$2,905	$—	$12,863
Realized losses and impairment charges	(19,128)	(19,952)	(3,204)	—	(42,284)
Interest, dividend, and other ordinary income	5,573	3,722	8,495	—	17,790
Trust expenses and income taxes	(968)	(1,260)	(5,275)	—	(7,503)

Net trust investment (loss) income	(9,467)	(12,588)	2,921	—	(19,134)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,467	12,588	(2,921)	—	19,134
Other income, net	—	—	—	1,388	1,388

Total other income, net	$—	$—	$—	$1,388	$1,388

	Six Months Ended June 30, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$7,358	$6,030	$3,724	$—	$17,112
Realized losses and impairment charges	(51,527)	(52,248)	(16,972)	—	(120,747)
Interest, dividend, and other ordinary income	10,858	11,505	20,872	—	43,235
Trust expenses and income taxes	(978)	(19)	(5,690)	—	(6,687)

Net trust investment (loss) income	(34,289)	(34,732)	1,934	—	(67,087)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	34,289	34,732	(1,934)	—	67,087
Other income, net	—	—	—	545	545

Total other income, net	$—	$—	$—	$545	$545

8. Keystone Acquisition
     On March 26, 2010, pursuant to a tender offer, we acquired approximately 91% of the outstanding common stock of Keystone North America, Inc. (Keystone) for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which includes the refinancing of $80.7 million of Keystone’s debt and a liability for the expected cost of the remaining shares of $17.5 million at the C$8.07 share offered price (using currency conversion rates as of March 31, 2010). This liability was recorded because we acquired all of the Keystone common shares that were not deposited in the tender offer pursuant to the compulsory acquisition provisions of the Ontario Business Corporations Act in April 2010. During the second quarter of 2010, we settled this liability using available cash balance.
     We incurred acquisition costs of $6.4 million of which $1.1 million and $3.0 million is included in General and Administrative Expenses for the three and six months ended June 30, 2010, respectively, and the remainder was incurred in prior periods.
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

     The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of March 26, 2010, for various purchase price allocation adjustments made subsequent to our first quarter results:

(In thousands)
Accounts receivable	$5,312
Other current assets	20,816
Cemetery property	19,918
Property and equipment, net	105,888
Preneed funeral and cemetery receivables and trust investments	67,154
Intangible assets	69,147
Deferred charges and other assets	5,827
Goodwill	102,631

Total assets acquired	396,693
Current liabilities	10,394
Long-term debt	2,548
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	63,565
Deferred tax liability	17,823
Other liabilities	13,501

Total liabilities assumed	107,831

Net assets acquired	$288,862

     The allocation of the purchase price, as reflected above, has not been adjusted for divestitures as described in Note 18.
     We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of Keystone. However, we have completed our analysis of certain intangible assets and related liabilities, as reflected in the above table. This analysis resulted in a $12.7 million reduction in goodwill associated with the acquisition from our initial assessment reported in our Form 10-Q as of March 31, 2010.
     The gross amount of accounts receivable is $8.4 million, of which $3.1 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $5.4 million. The gross amount due under the contracts is $5.7 million, of which $0.3 million is not expected to be collected.
     Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $102.6 million in goodwill recognized, $4.1 million was allocated to our cemetery segment and $98.5 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The $69.1 million in identified intangible assets consists of the following:

	Useful life	Fair Value
	(In thousands)
Preneed customer relationships related to insurance claims	10 years	$15,200
Preneed deferred revenue	10-14 years	2,802
Covenants-not-to-compete	5 - 15 years	13,405
Operating leases	5 - 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500

Total intangible assets		$69,147

     Included in our results of operations for the three and six months ended June 30, 2010 is revenue of $30.0 million and $31.7 million, respectively, and net income of $6.2 million and $6.5 million, respectively, for the period from the acquisition date (March 26, 2010)

through June 30, 2010. The following unaudited pro forma summary presents financial information as if the acquisition had occurred at the beginning of each year presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue	$555,273	$543,906	$1,115,788	$1,087,634
Net income	$40,227	$28,618	$74,521	$68,026
9. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.3% and 40.9% for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate was 39.8% and 38.7% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate for the three months ended is due to additional state tax planning and lower foreign income taxes. This increase in the effective tax rate for the six months ended is due to an increase in permanent non-deductible goodwill associated with dispositions and non-deductible acquisition expenses associated with the acquisition of Keystone, partially offset by lower foreign income taxes.
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
10. Debt
     Debt as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$32,127	$32,127
7.375% Senior Notes due October 2014	245,000	245,000
6.75% Notes due April 2015	157,250	160,250
6.75% Notes due April 2016	212,927	233,143
7.0% Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
8.0% Notes due November 2021	150,000	150,000
7.5% Notes due April 2027	200,000	200,000
Bank credit facility due November 2013	145,000	150,000
Obligations under capital leases	142,515	142,946
Mortgage notes and other debt, maturities through 2047	38,972	38,631
Unamortized pricing discounts and other	(6,292)	(6,608)

Total debt	1,862,499	1,890,489
Less current maturities	(26,838)	(49,957)

Total long-term debt	$1,835,661	$1,840,532

     Current maturities of debt at June 30, 2010 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.55% and 6.52% at June 30, 2010 and December 31, 2009, respectively. Approximately 85% of our total debt had a fixed interest rate at June 30, 2010 and December 31, 2009.

Bank Credit Facility
     As of June 30, 2010, we have $145 million in outstanding cash advances under our bank credit facility and have used it to support $44.3 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment. As of June 30, 2010, we have $210.7 million in borrowing capacity under the facility.
Debt Issuances and Additions
     In November 2009, we issued $150.0 million of unsecured 8.0% Senior Notes due 2021, which were held in escrow at December 31, 2009. On March 26, 2010, the net proceeds of these notes were released from escrow and used in connection with the closing of the Keystone acquisition. As a result, the proceeds were classified as Proceeds from issuance of long-term debt in our unaudited condensed consolidated Statement of Cash Flows for the six months ended June 30, 2010. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
     In addition to the funds from escrow, we drew down $25.0 million on our bank credit facility to finance our Keystone acquisition in the first quarter of 2010.
Debt Extinguishments and Reductions
     During the first half of 2010, we repaid $30.0 million of amounts drawn on our bank credit facility, $3.0 million aggregate principal amount of our 6.75% Note due 2015 and $20.2 million aggregate principal amount of our 6.75% Notes due 2016. As a result of these transactions, we recognized a loss of $0.3 million recorded in (Loss) gain on early extinguishment of debt in our unaudited condensed statement of operations, which represents the write-off of unamortized deferred loan costs of $0.4 million and $0.1 million in discount received to extinguish the debt.
     In the first half of 2009, we made debt payments of $101.2 million which included scheduled payments and repurchases of debt on the open market. Certain of the above transactions resulted in the recognition of a $3.4 million gain recorded in (Loss) gain on early extinguishment of debt in the first half of 2009, which represents the write-off of unamortized deferred loan costs of $1.0 million and a $4.4 million discount on the purchase of the notes.
Capital Leases
     During the six months ended June 30, 2010 and 2009, we acquired $11.7 million and $12.6 million, respectively, of transportation equipment using capital leases.
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
     The fair value of our debt instruments at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$32,689	$31,330
7.375% Senior Notes due October 2014	247,450	247,450

	June 30, 2010	December 31, 2009
	(In thousands)
6.75% Notes due April 2015	157,250	157,846
6.75% Notes due April 2016	211,330	222,069
7.0% Notes due June 2017	293,525	289,100
7.625% Senior Notes due October 2018	254,000	250,625
8.0% Notes due November 2021	151,875	148,500
7.5% Notes due April 2027	178,500	179,000
Bank credit facility due November 2013	143,719	148,875
Mortgage notes and other debt, maturities through 2047	37,515	34,898

Total fair value of debt instruments	$1,707,853	$1,709,693

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
12. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions:

Six Months Ended
Assumptions	June 30, 2010
Dividend yield	1.9%
Expected volatility	37.5%
Risk-free interest rate	2.3%
Expected holding period	5 years
Stock Options
     The following table sets forth stock option activity for the six months ended June 30, 2010:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2009	10,495,142	$7.36
Granted	2,255,120	7.66
Expired	(21,010)	7.28
Exercised	(371,319)	3.72

Outstanding at June 30, 2010	12,357,933	$7.52

Exercisable at June 30, 2010	6,984,382	$8.43

     As of June 30, 2010, the unrecognized compensation expense related to stock options of $7.7 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
     Restricted share activity for the six months ended June 30, 2010 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2009	1,101,440	$6.01
Granted	532,050	7.66
Vested	(466,217)	7.05

Nonvested restricted shares at June 30, 2010	1,167,273	$6.35

As of June 30, 2010, the unrecognized compensation expense related to restricted shares of $6.1 million is expected to be recognized over a weighted average period of 1.5 years.
13. Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
		(In thousands)
Balance at December 31, 2009	$97,142	$—	$97,142
Activity in 2010	(2,505)	—	(2,505)
Increase in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	(33,604)	(33,604)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	33,604	33,604

Balance at June 30, 2010	$94,637	$—	$94,637

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
     The components of comprehensive income are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$40,285	$23,104	$71,197	$57,634
Foreign currency translation	(16,332)	29,011	(2,505)	21,258
Amounts attributable to noncontrolling interests:
Net (loss) income	(58)	476	355	326
Foreign currency translation	(6)	—	(1)	—

Total comprehensive income	$23,889	$52,591	$69,046	$79,218

Cash Dividends
     On May 12, 2010, our Board of Directors approved a cash dividend of $.04 per common share. At June 30, 2010, this dividend totaling $9.9 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on July 30, 2010.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2010, we repurchased 6.2 million shares of common stock at an aggregate cost of $54.4 million, which is an average cost per share of $8.76. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $69.0 million at June 30, 2010.
     Subsequent to June 30, 2010, we repurchased an additional 2.4 million shares of common stock at an aggregate cost of $18.0 million, which is an average cost per share of $7.52. After these third quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $51.1 million.

14. Segment Reporting
     Our operations are both product based and geographically based and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)
Three months ended June 30,
Revenues from external customers:
2010	$377,827	$177,446	$555,273
2009	$342,705	$171,244	$513,949
Gross profit:
2010	$77,510	$31,788	$109,298
2009	$71,169	$30,656	$101,825
Six months ended June 30,
Revenues from external customers:
2010	$746,756	$339,380	$1,086,136
2009	$707,614	$316,930	$1,024,544
Gross profit:
2010	$162,076	$59,529	$221,605
2009	$155,241	$46,704	$201,945
     The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Gross profit from reportable segments	$109,298	$101,825	$221,605	$201,945
General and administrative expenses	(26,974)	(26,466)	(53,175)	(48,252)
Gains (losses) on divestitures and impairment charges, net	13,602	(6,289)	13,122	941

Operating income	95,926	69,070	181,552	154,634
Interest expense	(32,483)	(32,386)	(64,784)	(64,056)
(Loss) gain on early extinguishment of debt	(291)	1,830	(291)	3,440
Other income, net	4,273	1,388	2,389	545

Income before income taxes	$67,425	$39,902	$118,866	$94,563

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
		(In thousands)
Three months ended June 30,
Revenues from external customers:
2010	$499,553	$54,322	$1,398	$555,273
2009	$469,765	$42,652	$1,532	$513,949
Six months ended June 30,
Revenues from external customers:
2010	$979,763	$103,098	$3,275	$1,086,136
2009	$937,241	$84,067	$3,236	$1,024,544

15. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$124,712	$110,858	$244,471	$229,265
Cemetery	123,694	116,787	230,878	208,648

Total merchandise revenues	248,406	227,645	475,349	437,913
Services revenues:
Funeral	234,237	216,180	467,953	450,893
Cemetery	45,793	46,255	93,052	91,414

Total services revenues	280,030	262,435	561,005	542,307

Other revenues	26,837	23,869	49,782	44,324

Total revenues	$555,273	$513,949	$1,086,136	$1,024,544

Merchandise costs and expenses:
Funeral	$62,581	$55,137	$127,474	$117,210
Cemetery	53,910	50,302	99,807	91,908

Total cost of merchandise	116,491	105,439	227,281	209,118
Services costs and expenses:
Funeral	116,522	106,020	220,763	209,632
Cemetery	23,855	25,582	48,108	51,028

Total cost of services	140,377	131,602	268,871	260,660

Overhead and other expenses	189,107	175,083	368,379	352,821

Total costs and expenses	$445,975	$412,124	$864,531	$822,599

16. Commitments and Contingencies
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2010 and December 31, 2009, we have self-insurance reserves of $54.4 million and $57.9 million, respectively.
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
     F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff also seeks the appointment of a receiver to oversee cemetery operations. The plaintiff claims the cemetery damaged and desecrated burials in order to prepare adjoining graves for subsequent burials. Since the case is in its preliminary stages, we cannot quantify our ultimate liability, if any, for the payment of any damages.
     Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. However, the trial court denied the plaintiffs’ motion to certify the case as a class action. We deny that we engaged in anticompetitive practices related to our casket sales and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. The individual plaintiffs’ claims are set for trial on August 2, 2010. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
     Shauna Welch v. California Cemetery & Funeral Services, LLC; Case No. BC 396793; in the Superior Court of the State of California, for the County of Los Angeles. In August 2008, the plaintiff filed a class action on behalf of employees of a subsidiary in California for alleged violations of the California Labor Code and the Business & Professions Code. The plaintiff specifically alleges that she and the putative class are unable to negotiate their paychecks without paying a fee and/or without being subject to a waiting period since paychecks are issued from an out-of-state bank. Subject to court approval, the parties have agreed to settle this case for an amount that is not material to us.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$40,285	$23,104	$71,197	$57,634
After tax interest on convertible debt	13	—	25	25

Net income — diluted	$40,298	$23,104	$71,222	$57,659

Weighted average shares (denominator):
Weighted average shares — basic	251,763	250,977	253,074	250,461
Stock options	1,699	153	1,667	90
Convertible debt	121	—	121	121

Weighted average shares — diluted	253,583	251,130	254,862	250,672

Net income per share:
Basic	$.16	$.09	$.28	$.23
Diluted	$.16	$.09	$.28	$.23

     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended June 30, 2010 and 2009, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.7 million and 9.8 million, respectively. For the six months ended June 30, 2010 and 2009, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.2 million and 9.6 million, respectively.
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
     Gains (losses) on divestitures and impairment charges, net consists of the following for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Gains on divestitures, net	$14,096	$960	$14,471	$11,825
Impairment losses	(494)	(7,249)	(1,349)	(10,884)

	$13,602	$(6,289)	$13,122	$941

Keystone
     In conjunction with our acquisition of Keystone, we entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries, which were sold for $34.9 million in the second quarter of 2010. We recognized a gain on divestitures of $6.0 million associated with the former SCI properties.
Assets Held for Sale
     We committed to a plan to sell certain operating properties as of June 30, 2010 and December 31, 2009.
     Net assets held for sale were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Assets:
Current assets	$515	$1,197
Preneed funeral receivables, net and trust investments	—	377
Preneed cemetery receivables, net and trust investments	20	50,952
Cemetery property, at cost	—	2,111
Property and equipment, net	—	120
Deferred charges and other assets	—	10,237
Cemetery perpetual care trust investments	214	17,104

Total assets	749	82,098

Liabilities:
Accounts payable and accrued liabilities	—	501
Deferred preneed cemetery revenues	428	49,346
Other liabilities	7	1,882
Care trusts’ corpus	214	17,104

Total liabilities	649	68,833

Net assets held for sale	$100	$13,265

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2010, we operated 1,412 funeral service locations and 382 cemeteries (including

218 combination locations) in North America, which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial position is enhanced by our $6.5 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2010, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $51.1 million authorized to repurchase our common stock.
     On March 26, 2010, pursuant to a tender offer, we acquired approximately 91% of the outstanding common stock of Keystone for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which included the refinancing of $80.7 million of Keystone’s debt and our purchase of the remaining shares of Keystone for $17.5 million, which was completed during the second quarter of 2010 using available cash balance.
Financial Condition, Liquidity and Capital Resources
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

     As of June 30, 2010, approximately 89% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of June 30, 2010, the largest single equity position represented less than 1% of the total portfolio.

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
Trust Investment Performance
     The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended June 30, 2010, the Standard and Poor’s 500 Index increased approximately 14.4% and the Barclay’s Aggregate Index increased approximately 9.5%, while the combined SCI trusts increased approximately 15.2%.
Capital Allocation Considerations
     We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
     While the Company has no significant debt maturities until November 2013, we have chosen to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities. During 2010 and 2009, we bought our debt securities in the open market totaling $23 million and $91 million, respectively.
     As a result of the acquisition of Keystone in March 2010, we incurred $150 million of new debt and we also refinanced debt of approximately $81 million, which was settled in cash concurrent with the acquisition closing. We do not believe this additional acquisition related debt of $150 million added meaningfully to our long term debt obligations as the debt purchases in 2009 of $91 million were completed partly in anticipation of this new debt.
     Our current bank credit facility expires in November 2013 and we believe we will be able to successfully renew the bank credit facility at the appropriate time. Our long term liquidity profile assumes that we will have access to the capital markets to refinance our long term debt if, and when, we choose to do so. The Company has a relatively consistent annual cash flow stream which is generally resistant to down economic cycles. This cash flow stream is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, the Company’s capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
     Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2010 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2010 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.28
Interest coverage ratio	2.75 (Min)	4.18
     Our financial covenant requirements per our agreement become more restrictive over time. Our future leverage and interest coverage ratios are as follows:

	Leverage Ratio (Max)	Interest Coverage Ratio (Min)
September 2010 and thereafter	4.00	3.00
     From time to time we have business growth initiatives such as Dignity Memorial, Dignity Planning, and DignityMemorial.com. These growth initiatives are generally not capital intensive. As such, we plan to fund these initiatives using our cash flow from operations. Additionally, we do not believe that these aforementioned initiatives materially impact our short term or long term liquidity needs.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities — Net cash provided by operating activities decreased approximately $25.1 million in the first half of 2010 compared to the first half of 2009. This decrease primarily resulted from higher payments toward incentive compensation and trade payables made during the current year, proceeds received in the prior year from liquidating certain life insurance assets, which was partially offset by an increase attributable to higher atneed cash receipts resulting from initiatives that improved collection rates in the current period.

     Investing Activities — Net cash used in investing activities increased $209.3 million in the first half of 2010 compared to the first half of 2009, primarily due to an increased outflow of $281.6 million in acquisitions, partially offset by increased inflows of $26.3 million in withdrawals of restricted funds and $45.1 million in proceeds from divestitures.
     Financing Activities — Net cash used in financing activities decreased by $166.6 million in the first half of 2010 compared to the first half of 2009, primarily due to a $168.8 million increase in proceeds from issuance of long-term debt (net of debt issuance costs) and a $47.5 million decrease in debt payments which was partially offset by $55.2 million in purchases of company stock.
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

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Preneed funeral	$122.1	$126.6
Preneed cemetery:
Merchandise and services	120.5	126.0
Pre-construction	4.1	3.3

Bonds supporting preneed funeral and cemetery obligations	246.7	255.9

Bonds supporting preneed business permits	5.3	4.6
Other bonds	16.6	22.1

Total surety bonds outstanding	$268.6	$282.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2010 and 2009, we had $4.9 million and $6.3 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2010 and 2009, we had $9.9 million and $12.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
     Surety bond premiums are paid annually and are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company would cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds because of lack of surety capacity or surety company non-performance.
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

     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2010 and 2009.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$33.1	$37.8	$63.1	$76.0

Sales production (number of contracts)	7,998	8,230	14,654	16,731

Maturities	$44.4	$43.4	$93.2	$89.2

Maturities (number of contracts)	10,249	10,964	21,294	22,522

Cemetery:
Sales production:
Preneed	$111.4	$106.7	$206.7	$187.7
Atneed	61.5	62.0	125.0	121.7

Total sales production	$172.9	$168.7	$331.7	$309.4

Sales production deferred to backlog:
Preneed	$47.5	$45.6	$89.8	$78.8
Atneed	47.3	47.7	93.4	94.1

Total sales production deferred to backlog	$94.8	$93.3	$183.2	$172.9

Revenue recognized from backlog:
Preneed	$35.5	$37.3	$68.1	$67.9
Atneed	47.9	46.9	92.0	92.2

Total revenue recognized from backlog	$83.4	$84.2	$160.1	$160.1

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2010 and 2009, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$121.3	$82.0	$211.8	$151.6

Sales production (number of contracts) (1)	20,970	14,261	36,711	26,014

General agency revenue	$17.9	$14.8	$31.3	$26.6

Maturities	$71.9	$59.3	$141.6	$124.3

Maturities (number of contracts)	13,261	11,104	26,418	23,175

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at June 30, 2010 and December 31, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2010 and December 31, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	June 30, 2010		December 31, 2009
	Market	Cost	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.59	$0.59	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.12	1.18	1.14	1.17

	$1.71	$1.77	$1.73	$1.76
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.12)	(0.12)

Backlog of trust-funded preneed funeral revenues	$1.59	$1.65	$1.61	$1.64
Backlog of insurance-funded preneed funeral revenues	3.18	3.18	3.03	3.03

Total backlog of preneed funeral revenues	$4.77	$4.83	$4.64	$4.67

Preneed funeral receivables and trust investments	$1.33	$1.39	$1.35	$1.39
Allowance for cancellation on trust investments	(0.10)	(0.10)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.23	$1.29	$1.24	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.18	3.18	3.03	3.03

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.41	$4.47	$4.27	$4.31

Deferred preneed cemetery revenues	$0.83	$0.83	$0.82	$0.82
Deferred preneed cemetery receipts held in trust	1.02	1.11	1.06	1.11

	$1.85	$1.94	$1.88	$1.93
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)

Total backlog of deferred cemetery revenues	$1.69	$1.78	$1.72	$1.77

Preneed cemetery receivables and trust investments	$1.37	$1.45	$1.38	$1.43
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.14)	(0.14)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.23	$1.31	$1.24	$1.29

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
Results of Operations — Three Months Ended June 30, 2010 and 2009
Management Summary
     Key highlights in the second quarter of 2010 were as follows:
•	Funeral gross profit increased $6.4 million, or 9.0%, due to an increase in funeral case volume and profits from the Keystone and Palm Mortuaries acquisitions partially offset by higher selling costs; and,

•	Cemetery gross profit increased $1.1 million due to an increase in preneed cemetery property sales and preneed merchandise sales offset by higher selling costs.

Results of Operations
     In the second quarter of 2010, we reported net income attributable to common stockholders of $40.3 million ($.16 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2009 of $23.1 million ($.09 per diluted share). These results were impacted by the following items:
•	a net after-tax gain on asset sales of $5.8 million in the second quarter of 2010 and an after-tax loss of $5.7 million in the second quarter of 2009;

•	increase in certain tax reserves of $0.7 million in the second quarter of 2010 as compared to $2.4 million in the second quarter of 2009;

•	an after-tax loss from the early extinguishment of debt of $0.2 million in the second quarter of 2010 and an after-tax gain of $1.2 million in the second quarter of 2009; and,

•	after-tax expenses related to our acquisition and integration of Keystone of $2.3 million in the second quarter of 2010.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2010 and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2009 and ending June 30, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
June 30, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$376.4	$33.2	$0.6	$342.6
Cemetery revenue	177.5	4.0	0.2	173.3

	553.9	37.2	0.8	515.9
Germany revenue	1.4	—	—	1.4

Total revenue	$555.3	$37.2	$0.8	$517.3

North America Gross Profits
Funeral gross profits	$77.4	$8.4	$—	$69.0
Cemetery gross profits	31.8	1.0	0.2	30.6

	109.2	9.4	0.2	99.6

Germany gross profits	0.1	—	—	0.1

Total gross profits	$109.3	$9.4	$0.2	$99.7

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
June 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$341.2	$0.2	$3.3	$337.7
Cemetery revenue	171.2	—	2.5	168.7

	512.4	0.2	5.8	506.4
Germany revenue	1.5	—	—	1.5

Total revenue	$513.9	$0.2	$5.8	$507.9

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
June 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Gross Profits
Funeral gross profits	$71.2	$(0.5)	$0.8	$70.9
Cemetery gross profits	30.7	(0.2)	0.6	30.3

	101.9	(0.7)	1.4	101.2
Germany gross profits	(0.1)	—	—	(0.1)

Total gross profits	$101.8	$(0.7)	$1.4	$101.1

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2010 and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Consolidated funeral revenue	$377.8	$342.7
Less: Consolidated GA revenue	17.9	14.8
Less: Other revenue	2.4	2.4

Adjusted consolidated funeral revenue	$357.5	$325.5

Consolidated funeral services performed	68,220	63,749
Consolidated average revenue per funeral service	$5,240	$5,106
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2010 and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$344.0	$339.2
Less: Comparable GA revenue	17.1	14.7
Less: Other revenue	2.2	2.4

Adjusted comparable funeral revenue	$324.7	$322.1

Comparable funeral services performed	61,565	62,967
Comparable average revenue per funeral service	$5,274	$5,115
Funeral Results
Funeral Revenue
     Our consolidated revenues from funeral operations were $377.8 million in the second quarter of 2010 compared to $342.7 million in the same period of 2009. This increase is primarily due to a $28.2 million increase resulting from the acquisition of Keystone and a $3.1 million increase in GA revenue.

Funeral Services Performed
     Our consolidated funeral services performed increased 7.0% during the second quarter of 2010 compared to the same period in 2009. Our comparable funeral services performed decreased 2.2% during the second quarter of 2010 compared to the same period in 2009, primarily related to soft demand in our relevant markets. We believe the decline in comparable deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the second quarter of 2009. Our comparable cremation rate of 41.1% in the second quarter of 2010 increased from 40.4% in the same period of 2009. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $134, or 2.6%, in the second quarter of 2010 over the same period of 2009. Our comparable average revenue per funeral service increased $159, or 3.1%, per funeral service. Higher average revenue per funeral service and higher general agency revenues more than offset a decline in funeral services performed. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average comparable revenue per funeral service grew approximately 0.9%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $6.4 million, or 9.0%, and the funeral gross margin percentage was relatively flat at approximately 20.5% in the second quarter of 2010 compared to the second quarter of 2009. Comparable funeral gross profits decreased $1.7 million, or 2.4%, primarily reflecting the impact of higher selling compensation from increased preneed funeral sales production.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $6.3 million, or 3.7%, in the second quarter of 2010 compared to the second quarter of 2009. Comparable cemetery revenues increased $4.6 million, or 2.7%, when compared with the same period in 2009. This comparable increase was primarily due to a $4.3 million increase as a result of increased preneed property sales and higher merchandise deliveries in the current period.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $1.1 million, or 3.6%, and cemetery gross margin percentage remained flat at 17.9% due to increased revenues associated with the cemetery sales production growth which was substantially offset by higher selling expenses. Part of the increased selling expense was associated with an increase in deferred cemetery property sales production of approximately $4.0 million that primarily related to property sold with less than a 10% down payment.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $27.0 million in the second quarter of 2010 compared to $26.5 million in the second quarter of 2009. This $0.5 million increase was primarily due to $3.8 million in acquisition and transition costs, which were largely offset by other net overhead reductions.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $13.6 million net pre-tax gain on divestitures and impairment charges. This gain was due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with the Federal Trade Commission in conjunction with our recent Keystone acquisition. In the second quarter of 2009, we recognized a $6.3 million net pre-tax loss on divestitures and impairment charges. This loss was due primarily to a $9.9 million impairment charge on various locations in North America partially offset by a $3.6 million release of Social Security indemnifications related to our former French operations.

Other income, net
     Other income, net increased $2.9 million to $4.3 million in the second quarter of 2010 compared to $1.4 million in the second quarter of 2009. This increase is primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 253.6 million in the second quarter of 2010, compared to 251.1 million in the second quarter of 2009.
Results of Operations — Six Months Ended June 30, 2010 and 2009
Management Summary
     Key highlights in the first half of 2010 were as follows:
•	Funeral gross profit increased $6.9 million, or 4.5%, due to an increase in funeral case volume and profits from the Keystone and Palm Mortuaries acquisitions partially offset by higher selling costs; and,

•	Cemetery gross profit increased $12.8 million due to an increase in preneed cemetery property sales and preneed merchandise sales, partially offset by higher selling costs.
Results of Operations
     In the first half of 2010, we reported net income attributable to common stockholders of $71.2 million ($.28 per diluted share) compared to net income attributable to common stockholders in the first half of 2009 of $57.6 million ($.23 per diluted share). These results were impacted by the following items:
•	a net after-tax gain on asset sales of $5.3 million in the first half of 2010 and an after-tax loss of $3.0 million in the first half of 2009;

•	increase in certain tax reserves of $1.5 million in the first half of 2010 as compared to $2.4 million in the first half of 2009;

•	an after-tax loss from the early extinguishment of debt of $0.2 million in the first half of 2010 and an after-tax gain of $2.1 million in the first half of 2009; and,

•	after-tax expenses related to our acquisition and integration of Keystone of $4.5 million in the first half of 2010.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2010 and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2009 and ending June 30, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Six Months Ended		with Acquisition/	Results Associated
June 30, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$743.4	$39.6	$2.0	$701.8
Cemetery revenue	339.4	6.3	1.6	331.5

	1,082.8	45.9	3.6	1,033.3
Germany revenue	3.3	—	—	3.3

		Less:
		Results Associated	Less:
Six Months Ended		with Acquisition/	Results Associated
June 30, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
Total revenue	$1,086.1	$45.9	$3.6	$1,036.6

North America Gross Profits
Funeral gross profits	$161.8	$9.8	$(0.2)	$152.2
Cemetery gross profits	59.5	1.8	(0.1)	57.8

	221.3	11.6	(0.3)	210.0
Germany gross profits	0.3	—	—	0.3

Total gross profits	$221.6	$11.6	$(0.3)	$210.3

		Less:
		Results Associated	Less:
Six Months Ended		with Acquisition/	Results Associated
June 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$704.4	$0.3	$8.1	$696.0
Cemetery revenue	316.9	—	4.2	312.7

	1,021.3	0.3	12.3	1,008.7
Germany revenue	3.2	—	—	3.2

Total revenue	$1,024.5	$0.3	$12.3	$1,011.9

North America Gross Profits
Funeral gross profits	$155.0	$(0.5)	$—	$155.5
Cemetery gross profits	46.7	(0.1)	0.1	46.7

	201.7	(0.6)	0.1	202.2
Germany gross profits	0.2	—	—	0.2

Total gross profits	$201.9	$(0.6)	$0.1	$202.4

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2010 and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Consolidated funeral revenue	$746.7	$707.6
Less: Consolidated GA revenue	31.3	26.6
Less: Other revenue	6.3	4.1

Adjusted consolidated funeral revenue	$709.1	$676.9

Consolidated funeral services performed	135,992	133,078
Consolidated average revenue per funeral service	$5,214	$5,086
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2010 and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$705.1	$699.2
Less: Comparable GA revenue	30.3	26.5
Less: Other revenue	4.4	4.1

Adjusted comparable funeral revenue	$670.4	$668.6

Comparable funeral services performed	127,498	131,223
Comparable average revenue per funeral service	$5,258	$5,095

Funeral Results
Funeral Revenue
     Our consolidated revenues from funeral operations were $746.7 million in the first half of 2010 compared to $707.6 million in the same period of 2009. This increase is primarily due to a $29.8 million increase resulting from the acquisition of Keystone and a $4.7 million increase in GA revenue.
Funeral Services Performed
     Our consolidated funeral services performed increased 2.2% during the first half of 2010 compared to the same period in 2009. Our comparable funeral services performed decreased 2.8% during the first half of 2010 compared to the same period in 2009, primarily related to soft demand in our relevant markets. We believe the decline in deaths in our comparable markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the second quarter of 2009. Our comparable cremation rate of 41.1% in the first half of 2010 increased from 40.3% in the same period of 2009. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $128, or 2.5%, in the first half of 2010 over the same period of 2009. Higher average revenue per funeral service and higher general agency revenues more than offset a decline in funeral services performed. Our comparable average revenue per funeral service increased $163, or 3.2%, per funeral service. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average comparable revenue per funeral service grew approximately 0.8%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $6.9 million, or 4.4%, and the funeral gross margin percentage was relatively flat at approximately 21.7% in the first half of 2010 compared to the first half of 2009. Comparable funeral gross profits decreased $3.2 million, or 2.1%, primarily reflecting the impact of higher selling compensation from increased preneed funeral sales production.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $22.5 million, or 7.1%, in the first half of 2010 compared to the first half of 2009. Comparable cemetery revenues increased $18.8 million, or 6.0%, when compared with the same period in 2009. This comparable increase was primarily due to a $15.4 million increase in preneed property sales and merchandise deliveries and a $4.7 million increase in cemetery trust fund income.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $12.8 million, or 27.4%, and cemetery gross margin percentage improved to approximately 17.5% from 14.7% due to a significant increase in cemetery property sales and increases in cemetery trust fund income compared to prior year levels. We are also beginning to see some benefit from initiatives to reduce maintenance expenses implemented last year, which helped to offset increased selling costs as a result of higher sales production.

Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $53.2 million in the first half of 2010 compared to $48.3 million in the first half of 2009. This $4.9 million increase was primarily due to $6.1 million in acquisition and transition costs, which were largely offset by other net overhead reductions.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $13.1 million net pre-tax gain on divestitures and impairment charges. This gain was due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with the Federal Trade Commission in conjunction with our recent Keystone acquisition. In the first half of 2009, we recognized a $0.9 million net pre-tax gain on divestitures and impairment charges. This gain was due to a 17.7 million release of VAT, social security, and litigation indemnifications related to our former French operations, partially offset by $16.8 million from impairment charges and asset divestitures.
Other income, net
     Other income, net increased $1.9 million to $2.4 million in the first half of 2010 compared to $0.5 million in the first half of 2009. This increase is primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 254.9 million in the first half of 2010, compared to 250.7 million in the first half of 2009.
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
Cautionary Statement on Forward-Looking Statements
     The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:
•	Changes in general economic conditions, both domestically and internationally, impacting financial markets (e.g., marketable security values, access to capital markets, as well as currency and interest rate fluctuations) that could negatively affect us, particularly, but not limited to, levels of trust fund income, interest expense, and negative currency translation effects.

•	Changes in operating conditions such as supply disruptions and labor disputes.

•	Our inability to achieve the level of cost savings, productivity improvements or earnings growth anticipated by management, whether due to significant increases in energy costs (e.g., electricity, natural gas and fuel oil), costs of other materials, employee-related costs or other factors.

•	Our inability to complete acquisitions, divestitures or strategic alliances as planned or to realize expected synergies and strategic benefits.

•	The outcomes of pending lawsuits, proceedings, and claims against us and the possibility that insurance coverage is deemed not to apply to these matters or that an insurance carrier is unable to pay any covered amounts to us.

•	Allegations regarding compliance with laws, regulations, industry standards, and customs regarding burial procedures and practices.

•	The amounts payable by us with respect to our outstanding legal matters exceed our established reserves.

•	Amounts that we may be required to replenish into our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements.

•	The outcome of pending Internal Revenue Service audits. We maintain accruals for tax liabilities that relate to uncertain tax matters. If these tax matters are unfavorably resolved, we will make any required payments to tax authorities. While such payments would affect our cash flow, we do not believe it would impair our ability to service debt or our overall liquidity. If these tax matters are favorably resolved, the accruals maintained by us will no longer be required, and these amounts will be reversed through the tax provision at the time of resolution.

•	Our ability to manage changes in consumer demand and/or pricing for our products and services due to several factors, such as changes in numbers of deaths, cremation rates, competitive pressures, and local economic conditions.

•	Changes in domestic and international political and/or regulatory environments in which we operate, including potential changes in tax, accounting, and trusting policies.

•	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

•	Our ability to successfully access surety and insurance markets at a reasonable cost.

•	Our ability to successfully leverage our substantial purchasing power with certain of our vendors.

•	The effectiveness of our internal control over financial reporting, and our ability to certify the effectiveness of the internal controls and to obtain an unqualified attestation report of our auditors regarding the effectiveness of our internal control over financial reporting.

•	The possibility that restrictive covenants in our credit agreement and debt securities may prevent us from engaging in certain transactions.

•	Our ability to buy our common stock under our share repurchase programs, which could be impacted by, among others, restrictive covenants in our bank agreements, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.

•	Our funeral and cemetery trust funds’ investments in equity securities, fixed income securities, and mutual funds may be impacted by market conditions that are beyond our control.

•	Failure to realize the anticipated benefits and/or successful implementation of the acquisition of Keystone, which could prove to be disruptive and could result in the combined business failing to meet our expectations.
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
     Cost and market values as of June 30, 2010 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of June 30, 2010 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 30, 2010, we issued 844 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of June 30, 2010, the aggregate purchases pursuant to our share repurchase program totaled $1.1 billion. As of June 30, 2010, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $69.0 million.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
April 1, 2010 — April 30, 2010	—	—	—	$123,444,042
May 1, 2010 — May 31, 2010	6,209,800	$8.76	6,209,800	$69,032,916
June 1, 2010 — June 30, 2010	—	—	—	$69,032,916
				$
	6,209,800		6,209,800
     Subsequent to June 30, 2010, we repurchased an additional 2.4 million shares of common stock at an aggregate cost of $18.0 million, which is an average cost per share of $7.52. After these third quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $51.1 million.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2010 and 2009.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

July 30, 2010	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2010 and 2009.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.