Form 10-Q
period 2010-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2010-10-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 25, 2010 was 244,426,592 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$533,165	$497,217	$1,619,301	$1,521,761
Costs and expenses	(430,518)	(396,054)	(1,295,049)	(1,218,653)

Gross profit	102,647	101,163	324,252	303,108
General and administrative expenses	(26,860)	(20,961)	(80,035)	(69,213)
(Losses) gains on divestitures and impairment charges, net	(7,291)	(2,221)	5,831	(1,280)

Operating income	68,496	77,981	250,048	232,615
Interest expense	(31,497)	(29,383)	(96,281)	(93,439)
(Losses) gains on early extinguishment of debt	(9,066)	482	(9,357)	3,922
Other income, net	688	885	3,077	1,430

Income before income taxes	28,621	49,965	147,487	144,528
Provision for income taxes	(9,941)	(19,403)	(57,255)	(56,006)

Net income	18,680	30,562	90,232	88,522
Net loss (income) attributable to noncontrolling interests	85	600	(270)	274

Net income attributable to common stockholders	18,765	31,162	89,962	88,796

Basic earnings per share	$.08	$.12	$.36	$.35
Diluted earnings per share	$.08	$.12	$.36	$.35
Basic weighted average number of shares	246,214	251,765	250,762	250,858

Diluted weighted average number of shares	247,523	253,048	252,486	251,272

Dividends declared per share	$.04	$.04	$.12	$.12

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$135,813	$179,745
Receivables, net	88,554	92,189
Deferred tax assets	53,254	51,534
Inventories	33,713	31,117
Current assets held for sale	1,112	1,197
Other	32,049	21,640

Total current assets	344,495	377,422

Preneed funeral receivables, net and trust investments	1,371,536	1,356,353
Preneed cemetery receivables, net and trust investments	1,459,201	1,382,717
Cemetery property, at cost	1,502,771	1,489,065
Property and equipment, net	1,620,484	1,591,074
Non-current assets held for sale	5,376	80,901
Goodwill	1,288,261	1,201,332
Deferred charges and other assets	395,615	522,389
Cemetery perpetual care trust investments	962,758	889,689

Total assets	$8,950,497	$8,890,942

Current liabilities:
Accounts payable and accrued liabilities	$320,860	$314,277
Current maturities of long-term debt	22,319	49,957
Current liabilities held for sale	138	501
Income taxes	266	2,236

Total current liabilities	343,583	366,971

Long-term debt	1,798,542	1,840,532
Deferred preneed funeral revenues	591,360	596,966
Deferred preneed cemetery revenues	819,950	817,543
Deferred tax liability	303,982	246,730
Non-current liabilities held for sale	2,583	68,332
Other liabilities	384,960	378,768
Deferred preneed funeral and cemetery receipts held in trust	2,272,087	2,201,403
Care trusts’ corpus	962,706	890,909
Commitments and contingencies (Note 16)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 254,950,906 and 254,027,384 shares issued, respectively, and 244,642,892 and 254,017,384 shares outstanding, respectively	244,643	254,017
Capital in excess of par value	1,637,828	1,735,493
Accumulated deficit	(513,914)	(603,876)
Accumulated other comprehensive income	101,903	97,142

Total common stockholders’ equity	1,470,460	1,482,776

Noncontrolling interests	284	12

Total equity	1,470,744	1,482,788

Total liabilities and equity	$8,950,497	$8,890,942

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$90,232	$88,522
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on early extinguishment of debt	9,357	(3,922)
Depreciation and amortization	87,676	82,821
Amortization of intangible assets	18,816	16,148
Amortization of cemetery property	23,438	21,723
Amortization of loan costs	3,223	2,526
Provision for doubtful accounts	4,137	8,606
Provision for deferred income taxes	39,273	42,418
(Gains) losses on divestitures and impairment charges, net	(5,831)	1,280
Share-based compensation	6,714	7,505
Excess tax benefits from share-based awards	(831)	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	6,793	13,296
(Increase) decrease in other assets	(1,094)	12,916
Increase in payables and other liabilities	7,687	21,285
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	30,434	18,645
(Decrease) increase in deferred preneed funeral revenue	(4,218)	8,679
Decrease in deferred preneed funeral receipts held in trust	(27,240)	(24,858)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(29,849)	(27,019)
Increase in deferred preneed cemetery revenue	7,369	20,590
Increase (decrease) in deferred preneed cemetery receipts held in trust	1,496	(5,811)
Other	(1,471)	(1)

Net cash provided by operating activities	266,111	305,349
Cash flows from investing activities:
Capital expenditures	(67,443)	(62,460)
Proceeds from divestitures and sales of property and equipment, net	82,866	20,984
Acquisitions	(281,800)	(3,359)
Net withdrawals (deposits) of restricted funds and other	26,440	(1,023)

Net cash used in investing activities	(239,937)	(45,858)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	245,000	—
Debt issuance costs	(6,203)	—
Payments of debt	(32,398)	(32,322)
Early extinguishment of debt	(118,562)	(86,114)
Principal payments on capital leases	(40,716)	(18,704)
Proceeds from exercise of stock options	1,469	13,405
Excess tax benefits from share-based awards	831	—
Purchase of Company common stock	(86,871)	—
Payments of dividends	(30,224)	(30,060)
Bank overdrafts and other	(5,655)	(9,240)

Net cash used in financing activities	(73,329)	(163,035)
Effect of foreign currency on cash and cash equivalents	3,223	8,632

Net (decrease) increase in cash and cash equivalents	(43,932)	105,088
Cash and cash equivalents at beginning of period	179,745	128,397

Cash and cash equivalents at end of period	$135,813	$233,485

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Common		Excess of	Accumulated	Comprehensive	Noncontrolling
	Stock	Treasury Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2008	$249,953	$(481)	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Net income				88,796		(274)	88,522
Dividends declared on common stock ($.12 per share)			(30,212)				(30,212)
Foreign currency translation					46,244		46,244
Employee share-based compensation earned			7,505				7,505
Stock option exercises	2,811		10,594				13,405
Restricted stock awards, net of forfeitures	830		(830)				—
Noncontrolling interest payments						(106)	(106)
Other	1	71	382				454

Balance at September 30, 2009	$253,595	$(410)	$1,721,253	$(637,960)	$82,893	$(380)	$1,418,991

Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788
Net income				89,962		270	90,232
Dividends declared on common stock ($.12 per share)			(29,830)				(29,830)
Foreign currency translation					4,761	2	4,763
Employee share-based compensation earned			6,714				6,714
Stock option exercises	389		1,080				1,469
Tax benefits related to share based awards			868				868
Restricted stock awards, net of forfeitures	532		(532)				—
Purchase of Company common stock		(10,358)	(76,513)				(86,871)
Other	3	60	548				611

Balance at September 30, 2010	$254,951	$(10,308)	$1,637,828	$(513,914)	$101,903	$284	$1,470,744

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
Reclassifications and adjustments
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
     We recorded several immaterial adjustments to correct errors related to prior accounting periods during the nine months ended September 30, 2010. There were no adjustments related to prior accounting periods during the three months ended September 30, 2010. We do not believe these adjustments are quantitatively or qualitatively material to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2010, after considering our expected 2010 annual financial results nor were such items quantitatively or qualitatively material to any of our prior annual or quarterly financial statements. The net impact of these adjustments was a decrease to our pre-tax income and net income in the amount of $1.3 million and $1.0 million, respectively, for the nine months ended September 30, 2010.
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

Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (FASB) amended its authoritative guidance to improve financial reporting by enterprises involved with variable interest entities (VIE). Specifically, the amended guidance addresses: (1) the impact resulting from the elimination of the qualifying special-purpose entity concept in previously issued guidance, and (2) constituent concerns about the application of certain key provisions of the existing guidance on the consolidation of variable interest entities, including those in which the accounting and disclosures under the existing guidance do not always provide timely and useful information about an enterprise’s involvement in a VIE. The amended guidance was effective for us on January 1, 2010, and we have included all the required disclosures.
     In December 2009, the FASB issued additional guidance on improving financial reporting by enterprises involved with variable interest entities by clarifying the principal objectives of required disclosures, which include: (1) the significant judgments and assumptions made by a reporting unit, (2) the nature of restrictions on a consolidated VIE’s assets reported by a reporting entity in its statement of financial position, including the carrying amounts of such assets and liabilities, (3) the nature of, and changes in, the risks associated with a reporting entity’s involvement with the VIE, and (4) how a reporting entity’s involvement with the VIE affects the reporting entity’s financial position, financial performance, and cash flows. The amended guidance was effective for us on January 1, 2010, and we have included all the required disclosures.
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
Equity
     In January 2010, the FASB provided additional guidance under the Equity Topic of the ASC to eliminate multiple approaches to accounting for elective distributions to shareholders. The additional guidance clarifies that the stock performance of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in aggregate is considered a share issuance. This guidance was effective for us on January 1, 2010, and retroactive application is required. The adoption changed our calculation for weighted average shares.
Consolidation
     In January 2010, the FASB amended the guidance under the Consolidation Topic of the ASC to clarify the scope of a decrease in ownership of a subsidiary. The amended guidance was effective for us on January 1, 2010, and its adoption did not significantly impact our unaudited condensed consolidated financial statements.
3. Recently Issued Accounting Standards
Receivables
          In July 2010, the FASB amended the Receivables Topic of the ASC to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The guidance also requires disclosing credit quality indicators, past due information, and modifications of its financing receivables. The amended guidance is effective for us on December 15, 2010. The amended guidance is effective for us on December 15, 2010. We are still assessing the impact on our unaudited condensed consolidated financial condition or results of operations.

Stock-Based Compensation
     In April 2010, the FASB issued additional guidance for the Compensation — Stock Compensation Topic of the ASC to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance becomes effective for us on January 1, 2011. We do not believe this guidance will have any impact on our unaudited condensed consolidated financial condition or results of operations.
4. Preneed Funeral Activities
     Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
     Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.
     The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$18,771	$22,015	$61,294	$62,402
Withdrawals	25,546	27,296	85,284	81,237
Purchases of available-for-sale securities	77,042	124,939	390,345	255,423
Sales of available-for-sale securities	86,754	138,777	401,253	314,322
Realized gains from sales of available-for-sale securities	5,963	5,599	26,461	12,957
Realized losses from sales of available-for-sale securities	(8,360)	(8,746)	(42,017)	(49,939)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$821,647	$771,945
Cash and cash equivalents	123,510	153,126
Insurance-backed fixed income securities	216,309	214,255
Assets associated with businesses held for sale	(1,967)	(377)

Trust investments	1,159,499	1,138,949
Receivables from customers	251,914	256,009
Unearned finance charge	(5,685)	(6,129)

	1,405,728	1,388,829
Allowance for cancellation	(34,192)	(32,476)

Preneed funeral receivables and trust investments	$1,371,536	$1,356,353

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at September 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

The fair market value of our funeral merchandise and service trust investments, in the aggregate, was 99% and 96% of the related cost basis of such investments as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$69,829	$2,769	$(312)	$72,286
Canadian government	121,260	1,614	(25)	122,849
Corporate	32,436	2,213	(415)	34,234
Residential mortgage-backed	5,681	145	(14)	5,812
Asset-backed	2,904	136	—	3,040
Equity securities:
Preferred stock	2,795	159	(54)	2,900
Common stock:
United States	265,271	40,100	(16,569)	288,802
Canada	20,471	3,161	(1,082)	22,550
Other International	18,907	1,166	(3,174)	16,899
Mutual funds:
Equity	117,345	3,485	(23,016)	97,814
Fixed income	135,188	6,756	(7,529)	134,415
Private equity	25,684	1,500	(15,915)	11,269
Other	9,145	580	(948)	8,777

Trust investments	$826,916	$63,784	$(69,053)	$821,647

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$40,065	$1,258	$(65)	$41,258
Canadian government	104,713	1,430	(47)	106,096
Corporate	29,778	2,091	(21)	31,848
Residential mortgage-backed	6,573	119	(10)	6,682
Asset-backed	3,188	76	—	3,264
Equity securities:
Common stock:
United States	284,392	37,212	(22,811)	298,793
Canada	25,535	2,707	(873)	27,369
Other International	17,336	1,324	(2,686)	15,974
Mutual funds:
Equity	118,018	2,277	(27,153)	93,142
Fixed income	151,918	2,135	(18,586)	135,467
Private equity	24,445	1,529	(14,808)	11,166
Other	1,503	359	(976)	886

Trust investments	$807,464	$52,517	$(88,036)	$771,945

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
     As of September 30, 2010, our unfunded commitment for our private equity and other investments was $11.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, residential mortgage-backed fixed income securities, asset-backed, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
	(In thousands)
Trust investments at September 30, 2010	$560,480	$241,121	$20,046	$821,647
Trust investments at December 31, 2009	$570,745	$189,148	$12,052	$771,945
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$19,707	$12,346	$12,052	$40,880
Net unrealized gains (losses) included in Accumulated other comprehensive income (1)	501	(237)	(569)	(7,447)
Net realized (losses) gains included in Other income, net (2)	(43)	(2)	(66)	17
Purchases, sales, contributions, and distributions, net	(119)	102	8,629	650
Transfers out of Level 3	—	—	—	(21,891)

Fair market value, ending balance	$20,046	$12,209	$20,046	$12,209

(1)	All losses recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at September 30, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$134,598
Due in one to five years	47,783
Due in five to ten years	37,794
Thereafter	18,046

$238,221

     Earnings from all trust investments are recognized in current funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $6.7 million and $5.9 million for the three months ended September 30, 2010 and 2009, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $22.5 million and $16.8 million for the nine months ended September 30, 2010 and 2009, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. We recorded a $1.1 million and $7.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2010, respectively. We recorded a $6.3 million and $16.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2009, respectively.
     We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2010 and December 31, 2009, respectively, are shown in the following tables.

	September 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$9,230	$(291)	$445	$(21)	$9,675	$(312)
Canadian government	1,411	(25)	—	—	1,411	(25)
Corporate	7,558	(415)	208	—	7,766	(415)
Residential mortgage-backed	530	(8)	146	(6)	676	(14)
Equity securities:
Preferred Stock	699	(54)	—	—	699	(54)
Common stock:
United States	75,540	(7,932)	30,147	(8,637)	105,687	(16,569)
Canada	3,742	(491)	1,412	(591)	5,154	(1,082)
Other International	7,269	(1,459)	3,703	(1,715)	10,972	(3,174)
Mutual funds:
Equity	17,407	(806)	56,273	(22,210)	73,680	(23,016)
Fixed income	10,757	(343)	8,603	(7,186)	19,360	(7,529)
Private equity	3,348	(919)	20,418	(14,996)	23,766	(15,915)
Other	322	(223)	797	(725)	1,119	(948)

Total temporarily impaired securities	$137,813	$(12,966)	$122,152	$(56,087)	$259,965	$(69,053)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,707	$(40)	$2,296	$(25)	$5,003	$(65)
Canadian government	5,367	(47)	—	—	5,367	(47)
Corporate	1,517	(21)	—	—	1,517	(21)
Residential mortgage-backed	1,494	(10)	—	—	1,494	(10)
Equity securities:
Common stock:
United States	67,044	(6,031)	56,926	(16,780)	123,970	(22,811)
Canada	4,153	(480)	2,879	(393)	7,032	(873)
Other International	3,491	(362)	6,115	(2,324)	9,606	(2,686)
Mutual funds:
Equity	60,413	(24,928)	20,945	(2,225)	81,358	(27,153)
Fixed income	46,542	(10,471)	22,684	(8,115)	69,226	(18,586)
Private equity	9,657	(1,743)	16,454	(13,065)	26,111	(14,808)
Other	585	(203)	765	(773)	1,350	(976)

Total temporarily impaired securities	$202,970	$(44,336)	$129,064	$(43,700)	$332,034	$(88,036)

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
     The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$30,565	$25,297	$79,984	$68,960
Withdrawals	26,303	22,844	79,080	76,702
Purchases of available-for-sale securities	77,625	124,312	542,829	308,627
Sales of available-for-sale securities	90,148	128,440	502,508	276,361
Realized gains from sales of available-for-sale securities	6,838	6,585	31,899	12,615
Realized losses from sales of available-for-sale securities	(9,828)	(8,915)	(47,093)	(48,245)

     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Trust investments, at market	$981,110	$957,608
Cash and cash equivalents	125,594	145,668
Insurance backed fixed income securities	9,299	10,492
Assets associated with businesses held for sale	(578)	(47,726)

Trust investments	1,115,425	1,066,042
Receivables from customers	427,459	396,918
Unearned finance charges	(41,791)	(41,517)

	1,501,093	1,421,443
Allowance for cancellation	(41,892)	(38,726)

Preneed cemetery receivables and trust investments	$1,459,201	$1,382,717

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at September 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our cemetery merchandise and service trust investments, in the aggregate, was 100% and 95% of the related cost basis of such investments as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$48,551	$3,099	$(288)	$51,362
Canadian government	15,549	542	(31)	16,060
Corporate	38,138	2,277	(690)	39,725
Residential mortgage-backed	1,466	35	(1)	1,500
Asset-backed	6,327	356	—	6,683
Equity securities:
Preferred Stock	4,542	218	(88)	4,672
Common stock:
United States	379,431	51,621	(21,112)	409,940
Canada	15,903	2,351	(1,184)	17,070
Other International	26,944	1,270	(4,648)	23,566
Mutual funds:
Equity	203,240	5,553	(25,827)	182,966
Fixed income	225,459	9,027	(11,897)	222,589
Private equity	17,429	17	(12,902)	4,544
Other	1,311	45	(923)	433

Trust investments	$984,290	$76,411	$(79,591)	$981,110

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$32,084	$1,169	$(81)	$33,172
Canadian government	15,664	224	(53)	15,835
Corporate	9,065	438	(3)	9,500
Residential mortgage-backed	1,460	19	(2)	1,477
Asset-backed	6,476	193	—	6,669
Equity securities:
Common stock:
United States	403,208	47,040	(26,962)	423,286
Canada	18,653	2,021	(1,183)	19,491
Other International	26,567	1,433	(3,841)	24,159
Mutual funds:
Equity	241,763	4,028	(38,093)	207,698
Fixed income	233,999	2,699	(24,718)	211,980
Private equity	14,968	8	(11,000)	3,976
Other	1,230	34	(899)	365

Trust investments	$1,005,137	$59,306	$(106,835)	$957,608

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
     As of September 30, 2010, our unfunded commitment for our private equity and other investments was $11.6 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, residential mortgage-backed fixed income securities, asset-backed, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at September 30, 2010	$856,131	$120,002	$4,977	$981,110
Trust investments at December 31, 2009	$886,614	$66,653	$4,341	$957,608
     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$4,930	$5,388	$4,341	$31,837
Net unrealized losses included in Accumulated other comprehensive income(1)	(81)	(336)	(446)	(11,779)
Net realized (losses) gains included in Other income, net(2)	(18)	(3)	(41)	15
Purchases, sales, contributions, and distributions, net	146	85	1,123	654
Transfers out of Level 3	—	—	—	(15,593)

Fair market value, ending balance	$4,977	$5,134	$4,977	$5,134

(1)	All losses recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at September 30, 2010 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$1,592
Due in one to five years	54,888
Due in five to ten years	34,448
Thereafter	24,402

$115,330

     Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when the service is performed or the merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $2.8 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $9.4 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively.

     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. We recorded a $1.5 million and $4.9 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2010, respectively. We recorded a $20.6 million and $33.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2009, respectively.
     We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and, discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market value, and the duration of unrealized losses as of September 30, 2010 are shown in the tables below.

	September 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$4,220	$(263)	$809	$(25)	$5,029	$(288)
Canadian government	1,252	(31)	—	—	1,252	(31)
Corporate	12,350	(690)	—	—	12,350	(690)
Mortgage-backed	20	(1)	—	—	20	(1)
Asset-backed	78	—	—	—	78	—
Equity securities:
Preferred Stock	1,437	(88)	—	—	1,437	(88)
Common stock (based on country):
United States	113,460	(11,267)	39,212	(9,845)	152,672	(21,112)
Canada	1,895	(218)	1,433	(966)	3,328	(1,184)
Other International	11,225	(2,076)	5,395	(2,572)	16,620	(4,648)
Mutual funds:
Equity	37,666	(1,594)	80,952	(24,233)	118,618	(25,827)
Fixed income	21,016	(668)	12,833	(11,229)	33,849	(11,897)
Private equity	9,955	(4,520)	13,126	(8,382)	23,081	(12,902)
Other	444	(216)	838	(707)	1,282	(923)

Total temporarily impaired securities	$215,018	$(21,632)	$154,598	$(57,959)	$369,616	$(79,591)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$2,624	$(65)	$1,171	$(16)	$3,795	$(81)
Canadian government	5,262	(53)	—	—	5,262	(53)
Corporate	212	(3)	—	—	212	(3)
Residential mortgage-backed	267	(2)	—	—	267	(2)
Equity securities:
Common stock
United States	106,741	(7,151)	69,731	(19,811)	176,472	(26,962)
Canada	4,445	(407)	2,587	(776)	7,032	(1,183)
Other International	7,453	(830)	9,177	(3,011)	16,630	(3,841)
Mutual funds:
Equity	123,439	(33,152)	44,463	(4,941)	167,902	(38,093)
Fixed income	131,246	(16,036)	28,203	(8,682)	159,449	(24,718)
Private equity	14,048	(4,056)	9,204	(6,944)	23,252	(11,000)
Other	863	(252)	552	(647)	1,415	(899)

Total temporarily impaired securities	$396,600	$(62,007)	$165,088	$(44,828)	$561,688	$(106,835)

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
     The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Deposits	$5,381	$5,878	$17,282	$17,208
Withdrawals	7,581	9,321	26,858	24,428
Purchases of available-for-sale securities	135,544	114,283	315,986	218,526
Sales of available-for-sale securities	137,354	122,468	247,125	191,463
Realized gains from sales of available-for-sale securities	4,244	1,358	8,937	5,082
Realized losses from sales of available-for-sale securities	(2,068)	(1,947)	(7,524)	(13,068)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Trust investments, at market	$900,392	$814,640
Cash and cash equivalents	62,599	92,153
Assets associated with businesses held for sale	(233)	(17,104)

Cemetery perpetual care trust investments	$962,758	$889,689

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at September 30, 2010 and December 31, 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 101% and 95% of the related cost basis of such investments as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$14,164	$884	$(1)	$15,047
Canadian government	26,625	958	(54)	27,529
Corporate	45,873	4,078	(454)	49,497
Residential mortgage-backed	1,785	58	(4)	1,839
Asset-backed	361	9	—	370
Equity securities:
Preferred stock	6,349	756	(133)	6,972
Common stock:
United States	116,758	10,100	(9,961)	116,897
Canada	11,739	1,408	(987)	12,160
Other International	16,340	1,238	(2,189)	15,389
Mutual funds:
Equity	65,949	4,792	(10,088)	60,653
Fixed income	550,302	32,264	(2,530)	580,036

	September 30, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Private equity	21,666	365	(13,381)	8,650
Other	12,038	831	(7,516)	5,353

Cemetery perpetual care trust investments	$889,949	$57,741	$(47,298)	$900,392

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
Fixed income securities:
U.S. Treasury	$5,031	$852	$(9)	$5,874
Canadian government	26,688	378	(92)	26,974
Corporate	40,703	3,079	(367)	43,415
Residential mortgage-backed	1,923	35	(9)	1,949
Asset-backed	520	8	—	528
Equity securities:
Preferred stock	5,803	1,389	(259)	6,933
Common stock:
United States	113,147	7,348	(12,016)	108,479
Canada	10,016	677	(970)	9,723
Other International	12,558	1,237	(2,450)	11,345
Mutual funds:
Equity	69,376	2,023	(15,598)	55,801
Fixed income	534,137	4,384	(9,845)	528,676
Private equity	28,853	394	(18,235)	11,012
Other	8,568	748	(5,385)	3,931

Cemetery perpetual care trust investments	$857,323	$22,552	$(65,235)	$814,640

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
     As of September 30, 2010, our unfunded commitment for our private equity and other investments was $11.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, residential mortgage-backed fixed income securities, asset-backed, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at September 30, 2010	$785,135	$101,254	$14,003	$900,392
Trust investments at December 31, 2009	$714,024	$85,673	$14,943	$814,640
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Fair market value, beginning balance	$14,209	$14,397	$14,943	$48,276
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,225	633	5,350	(28,086)
Net realized losses included in Other income, net(2)	1,313	(38)	1,236	(43)
Purchases, sales, contributions, and distributions, net	(2,744)	(213)	(7,526)	1,844
Transfers out of Level 3	—	—	—	(7,212)

Fair market value, ending balance	$14,003	$14,779	$14,003	$14,779

(1)	All gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2010 to 2040. Maturities of fixed income securities at September 30, 2010 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$13,391
Due in one to five years	45,242
Due in five to ten years	21,748
Thereafter	13,901

$94,282

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $10.4 million and $8.8 million for the three months ended September 30, 2010 and 2009, respectively. Recognized earnings related to these cemetery perpetual care trust investments were $29.2 million and $26.9 million for the nine months ended September 30, 2010 and 2009, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. We recorded a $0.2 million and $1.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2010, respectively. We recorded a $6.7 million and $12.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain equity securities for the three and nine months ended September 30, 2009, respectively.

     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2010, are shown in the following tables.

	September 30, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	163	(1)	—	—	163	(1)
Canadian government	2,149	(54)	—	—	2,149	(54)
Corporate	8,223	(383)	675	(71)	8,898	(454)
Residential mortgage-backed	161	(4)	—	—	161	(4)
Equity securities:
Preferred stock	486	(61)	590	(72)	1,076	(133)
Common stock
United States	22,966	(2,717)	20,700	(7,244)	43,666	(9,961)
Canada	1,308	(105)	1,564	(882)	2,872	(987)
Other International	4,369	(422)	2,195	(1,767)	6,564	(2,189)
Mutual funds:
Equity	936	(108)	29,624	(9,980)	30,560	(10,088)
Fixed income	136	(1)	54,394	(2,529)	54,530	(2,530)
Private equity	3,134	(2,877)	16,754	(10,504)	19,888	(13,381)
Other	1,625	(1,493)	8,667	(6,023)	10,292	(7,516)

Total temporarily impaired securities	$45,656	$(8,226)	$135,163	$(39,072)	$180,819	$(47,298)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Fixed income securities:
U.S. Treasury	$1,029	$(9)	$—	$—	$1,029	$(9)
Canadian Government	9,053	(92)	—	—	9,053	(92)
Corporate	4,739	(92)	2,780	(275)	7,519	(367)
Residential mortgage-backed	1,426	(9)	—	—	1,426	(9)
Equity securities:
Preferred stock	511	(47)	734	(212)	1,245	(259)
Common stock
United States	19,069	(1,529)	31,553	(10,487)	50,622	(12,016)
Canada	1,253	(229)	2,637	(741)	3,890	(970)
Other International	1,102	(17)	3,086	(2,433)	4,188	(2,450)
Mutual funds:
Equity	21,152	(9,290)	16,051	(6,308)	37,203	(15,598)
Fixed income	285,936	(7,512)	36,141	(2,333)	322,077	(9,845)
Private equity	8,973	(7,249)	12,689	(10,986)	21,662	(18,235)
Other	2,497	(2,017)	3,519	(3,368)	6,016	(5,385)

Total temporarily impaired securities	$356,740	$(28,092)	$109,190	$(37,143)	$465,930	$(65,235)

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
     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 are detailed below.

	September 30, 2010			December 31, 2009
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
		(In thousands)			(in thousands)
Trust investments	$1,159,499	$1,115,425	$2,274,924	$1,138,949	$1,066,042	$2,204,991
Accrued trust operating payables and other	(890)	(1,947)	(2,837)	(1,449)	(2,139)	(3,588)

Deferred preneed funeral and cemetery receipts held in trust	$1,158,609	$1,113,478	$2,272,087	$1,137,500	$1,063,903	$2,201,403

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 are detailed below.

	September 30, 2010	December 31, 2009
	(In thousands)
Cemetery perpetual care trust investments	$962,758	$889,689
Accrued trust operating payables and other	(52)	1,220

Care trusts’ corpus	$962,706	$890,909

Other Income, Net
     The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$5,963	$6,838	$4,244	$—	$17,045
Realized losses and impairment charges	(9,489)	(11,364)	(2,319)	—	(23,172)
Interest, dividend, and other ordinary income	3,291	5,491	9,174	—	17,956
Trust expenses and income taxes	(1,324)	(2,555)	(114)	—	(3,993)

Net trust investment (loss) income	(1,559)	(1,590)	10,985	—	7,836
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	1,559	1,590	(10,985)	—	(7,836)
Other income, net	—	—	—	688	688

Total other income, net	$—	$—	$—	$688	$688

	Nine Months Ended September 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$26,461	$31,899	$8,937	$—	$67,297
Realized losses and impairment charges	(49,315)	(52,012)	(9,348)	—	(110,675)
Interest, dividend, and other ordinary income	13,223	14,914	25,249	—	53,386

	Nine Months Ended September 30, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Trust expenses and income taxes	(3,150)	(7,024)	(1,661)	—	(11,835)

Net trust investment (loss) income	(12,781)	(12,223)	23,177	—	(1,827)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	12,781	12,223	(23,177)	—	1,827
Other income, net	—	—	—	3,077	3,077

Total other income, net	$—	$—	$—	$3,077	$3,077

	Three Months Ended September 30, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$5,599	$6,585	$1,358	$—	$13,542
Realized losses and impairment charges	(15,132)	(29,544)	(8,732)	—	(53,408)
Interest, dividend, and other ordinary income	4,928	4,310	7,199	—	16,437
Trust expenses and income taxes	(1,337)	(1,583)	1,309	—	(1,611)

Net trust investment (loss) income	(5,942)	(20,232)	1,134	—	(25,040)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	5,942	20,232	(1,134)	—	25,040
Other income, net	—	—	—	885	885

Total other income, net	$—	$—	$—	$885	$885

	Nine Months Ended September 30, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$12,957	$12,615	$5,082	$—	$30,654
Realized losses and impairment charges	(66,659)	(81,792)	(25,704)	—	(174,155)
Interest, dividend, and other ordinary income	15,786	15,815	28,071	—	59,672
Trust expenses and income taxes	(2,315)	(1,602)	(4,381)	—	(8,298)

Net trust investment (loss) income	(40,231)	(54,964)	3,068	—	(92,127)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	40,231	54,964	(3,068)	—	92,127
Other income, net	—	—	—	1,430	1,430

Total other income, net	$—	$—	$—	$1,430	$1,430

8. Keystone Acquisition
     On March 26, 2010, pursuant to a tender offer, we acquired approximately 91% of the outstanding common stock of Keystone North America, Inc. (Keystone) for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which includes the refinancing of $80.7 million of Keystone’s debt and a liability for the expected cost of the remaining shares of $17.5 million at the C$8.07 share offered price (using currency conversion rates as of March 31, 2010). This liability was recorded because we acquired all of the Keystone common shares that were not deposited in the tender offer pursuant to the compulsory acquisition provisions of the Ontario Business Corporations Act in April 2010. During the second quarter of 2010, we settled this liability using our available cash balance.
     We incurred acquisition costs of $7.0 million of which $0.6 million and $3.6 million is included in General and Administrative Expenses for the three and nine months ended September 30, 2010, respectively, and the remainder was incurred in prior periods.
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

     The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of March 26, 2010, for various purchase price allocation adjustments made subsequent to our first quarter results:

(In thousands)
Accounts receivable	$6,197
Other current assets	20,816
Cemetery property	19,946
Property and equipment, net	105,888
Preneed funeral and cemetery receivables and trust investments	66,699
Intangible assets	68,019
Deferred charges and other assets	5,697
Goodwill	106,953

Total assets acquired	400,215
Current liabilities	11,401
Long-term debt	2,548
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	66,352
Deferred tax liability	17,823
Other liabilities	13,229

Total liabilities assumed	111,353

Net assets acquired	$288,862

     The allocation of the purchase price, as reflected above, has not been adjusted for divestitures as described in Note 18.
     We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of Keystone. However, we have completed our analysis of certain preneed contracts, as reflected in the above table. This analysis resulted in a $4.3 million addition in goodwill associated with the acquisition from our initial assessment reported in our Form 10-Q as of March 31, 2010.
     The gross amount of accounts receivable is $8.1 million, of which $1.9 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $4.9 million. The gross amount due under the contracts is $5.2 million, of which $0.3 million is not expected to be collected.
     Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $107.0 million in goodwill recognized, $4.3 million was allocated to our cemetery segment and $102.7 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The $68.0 million in identified intangible assets consists of the following:

	Useful life	Fair Value
	(In thousands)
Preneed customer relationships related to insurance claims	10 years	$15,200
Preneed deferred revenue	10-14 years	1,747
Covenants-not-to-compete	5 - 15 years	13,332
Operating leases	5 - 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500

Total intangible assets		$68,019

     Included in our results of operations for the three and nine months ended September 30, 2010 is revenue of $25.2 million and $56.9 million, respectively, and net income of $4.1 million and $10.6 million, respectively, for the period from the acquisition date (March 26, 2010) through September 30, 2010. The following unaudited pro forma summary presents financial information as if the acquisition had occurred at the beginning of each year presented for the consolidated company:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Revenue	$533,165	$525,701	$1,648,953	$1,613,335
Net income	$18,680	$34,318	$93,201	$102,344
9. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates as a result of finalizing income tax returns and income tax audits, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 34.7% and 38.8% for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 38.8% for the nine months ended both on September 30, 2010 and 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 compared to the previous year is due primarily to release of state valuation allowances due to the restructuring of our legal entity structure in certain states, lower non-deductible goodwill related to dispositions, and a decrease in Canadian provincial statutory income tax rates.
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
10. Debt
     Debt as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$9,057	$32,127
7.375% Senior Notes due October 2014	180,692	245,000
6.75% Notes due April 2015	157,250	160,250
6.75% Notes due April 2016	212,927	233,143
7.0% Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
8.0% Notes due November 2021	150,000	150,000
7.5% Notes due April 2027	200,000	200,000
Bank credit facility due November 2013	215,000	150,000
Obligations under capital leases	118,481	142,946
Mortgage notes and other debt, maturities through 2047	38,589	38,631
Unamortized pricing discounts and other	(6,135)	(6,608)

Total debt	1,820,861	1,890,489
Less current maturities	(22,319)	(49,957)

Total long-term debt	$1,798,542	$1,840,532

     Current maturities of debt at September 30, 2010 were primarily composed of our capital leases. Our consolidated debt had a weighted average interest rate of 6.36% and 6.52% at September 30, 2010 and December 31, 2009, respectively. Approximately 81% and 85% of our total debt had a fixed interest rate at September 30, 2010 and December 31, 2009, respectively.

Bank Credit Facility
     As of September 30, 2010, we have $215 million outstanding under our bank credit facility and have used it to support $44.1 million of letters of credit. The bank credit facility provides us with flexibility for refinancing debt and acquisitions, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment. As of September 30, 2010, we have $140.9 million in borrowing capacity under the facility.
Debt Issuances and Additions
     In November 2009, we issued $150.0 million of unsecured 8.0% Senior Notes due 2021, which were held in escrow at December 31, 2009. On March 26, 2010, the net proceeds of these notes were released from escrow and used in connection with the closing of the Keystone acquisition. As a result, the proceeds were classified as Proceeds from issuance of long-term debt in our unaudited condensed consolidated Statement of Cash Flows for the nine months ended September 30, 2010. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
     In addition to the funds from escrow, we drew down $25.0 million on our bank credit facility to finance our Keystone acquisition in the first quarter of 2010.
Debt Extinguishments and Reductions
     During the nine months ended September 30, 2010, we repaid $30.0 million of amounts drawn on our bank credit facility and made debt payments of $121.0 million, which included the following purchases on the open market:
•	$23.1 million aggregate principal amount of our 7.875% Notes due 2013;
•	$64.3 million aggregate principal amount of our 7.375% Notes due 2014;
•	$3.0 million aggregate principal amount of our 6.75% Notes due 2015; and,
•	$20.2 million aggregate principal amount of our 6.75% Notes due 2016.
     Certain of the above transactions resulted in the recognition of a loss of $9.3 million recorded in (Losses) gains on early extinguishment of debt in our unaudited condensed statement of operations, which represents the write-off of unamortized deferred loan costs of $1.4 million and $7.9 million in premium on the purchase of these notes.
     During the nine months ended September 30, 2009, we made debt payments of $118.4 million which included scheduled payments and repurchases of debt in the open market. Certain of the above transactions resulted in the recognition of a $3.9 million gain recorded in (Losses) gains on early extinguishment of debt during the nine months ended September 30, 2009, which represents the write-off of unamortized deferred loan costs of $1.3 million and a $5.2 million discount on the purchase of the notes.
Capital Leases
     During the nine months ended September 30, 2010 and 2009, we acquired $17.3 million and $15.0 million, respectively, of primarily transportation equipment using capital leases.
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

     The fair value of our debt instruments at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
7.875% Debentures due February 2013	$9,804	$31,330
7.375% Senior Notes due October 2014	198,197	247,450
6.75% Notes due April 2015	164,719	157,846
6.75% Notes due April 2016	221,444	222,069
7.0% Notes due June 2017	311,225	289,100
7.625% Senior Notes due October 2018	268,750	250,625
8.0% Notes due November 2021	160,545	148,500
7.5% Notes due April 2027	192,000	179,000
Bank credit facility due November 2013	214,050	148,875
Mortgage notes and other debt, maturities through 2047	38,028	34,898

Total fair value of debt instruments	$1,778,762	$1,709,693

     The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy as required by the FVM&D Topic of the ASC. The bank credit agreement and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.
12. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions:

Nine Months Ended
Assumptions	September 30, 2010
Dividend yield	1.9%
Expected volatility	37.5%
Risk-free interest rate	2.3%
Expected holding period	5 years
Stock Options
     The following table sets forth stock option activity for the nine months ended September 30, 2010:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2009	10,495,142	$7.36
Granted	2,255,120	7.66
Expired	(21,010)	7.28
Exercised	(374,319)	3.72

Outstanding at September 30, 2010	12,354,933	$7.52

Exercisable at September 30, 2010	7,032,882	$8.46

     As of September 30, 2010, the unrecognized compensation expense related to stock options of $6.5 million is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares
     Restricted share activity for the nine months ended September 30, 2010 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2009	1,101,440	$6.01
Granted	532,050	7.66
Vested	(466,217)	7.05

Nonvested restricted shares at September 30, 2010	1,167,273	$6.35

As of September 30, 2010, the unrecognized compensation expense related to restricted shares of $5.2 million is expected to be recognized over a weighted average period of 1.4 years.
13. Equity
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
	(In thousands)
Balance at December 31, 2009	$97,142	$—	$97,142
Activity in 2010	4,761	—	4,761
Decrease in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	75,128	75,128
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(75,128)	(75,128)

Balance at September 30, 2010	$101,903	$—	$101,903

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
     The components of comprehensive income are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$18,765	$31,162	$89,962	$88,796
Foreign currency translation	7,266	24,986	4,761	46,244
Amounts attributable to noncontrolling interests:
Net (loss) income	(85)	(600)	270	(274)
Foreign currency translation	3	—	2	—

Total comprehensive income	$25,949	$55,548	$94,995	$134,766

Cash Dividends
     On August 11, 2010, our Board of Directors approved a cash dividend of $.04 per common share. At September 30, 2010, this dividend totaling $9.8 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on October 29, 2010.

Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2010, we repurchased 10.3 million shares of common stock at an aggregate cost of $86.2 million, which is an average cost per share of $8.39. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $37.3 million at September 30, 2010.
     Subsequent to September 30, 2010, we repurchased an additional 0.3 million shares of common stock at an aggregate cost of $2.3 million, which is an average cost per share of $8.48. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $34.9 million.
14. Segment Reporting
     Our operations are both product based and geographically based and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)
Three months ended September 30,
Revenues from external customers:
2010	$358,931	$174,234	$533,165
2009	$328,932	$168,285	$497,217
Gross profit:
2010	$69,058	$33,589	$102,647
2009	$68,705	$32,458	$101,163
Nine months ended September 30,
Revenues from external customers:
2010	$1,105,687	$513,614	$1,619,301
2009	$1,036,546	$485,215	$1,521,761
Gross profit:
2010	$231,134	$93,118	$324,252
2009	$223,946	$79,162	$303,108
     The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Gross profit from reportable segments	$102,647	$101,163	$324,252	$303,108
General and administrative expenses	(26,860)	(20,961)	(80,035)	(69,213)
(Losses) gains on divestitures and impairment charges, net	(7,291)	(2,221)	5,831	(1,280)

Operating income	68,496	77,981	250,048	232,615
Interest expense	(31,497)	(29,383)	(96,281)	(93,439)
(Losses) gains on early extinguishment of debt	(9,066)	482	(9,357)	3,922
Other income, net	688	885	3,077	1,430

Income before income taxes	$28,621	$49,965	$147,487	$144,528

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
	(In thousands)
Three months ended September 30,
Revenues from external customers:
2010	$479,120	$52,399	$1,646	$533,165
2009	$449,978	$45,680	$1,559	$497,217
Nine months ended September 30,
Revenues from external customers:
2010	$1,458,883	$155,497	$4,921	$1,619,301
2009	$1,387,219	$129,747	$4,795	$1,521,761
15. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$117,674	$105,916	$362,145	$335,181
Cemetery	121,131	115,882	352,009	324,530

Total merchandise revenues	238,805	221,798	714,154	659,711
Services revenues:
Funeral	220,913	206,955	688,866	657,848
Cemetery	45,617	44,359	138,669	135,773

Total services revenues	266,530	251,314	827,535	793,621

Other revenues	27,830	24,105	77,612	68,429

Total revenues	$533,165	$497,217	$1,619,301	$1,521,761

Merchandise costs and expenses:
Funeral	$58,520	$52,804	$185,994	$170,014
Cemetery	51,551	48,750	151,358	140,658

Total cost of merchandise	110,071	101,554	337,352	310,672
Services costs and expenses:
Funeral	114,662	102,321	335,425	311,953
Cemetery	22,882	23,880	70,990	74,908

Total cost of services	137,544	126,201	406,415	386,861

Overhead and other expenses	182,903	168,299	551,282	521,120

Total costs and expenses	$430,518	$396,054	$1,295,049	$1,218,653

16. Commitments and Contingencies
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2010 and December 31, 2009, we have self-insurance reserves of $55.2 million and $57.9 million, respectively.

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
     Conley Investment Counsel v. Service Corporation International, et al.; Civil Action 04-MD-1609; in the United States District Court for the Southern District of Texas, Houston Division (the “2003 Securities Lawsuit”). The 2003 Securities Lawsuit resulted from the transfer and consolidation by the Judicial Panel on Multidistrict Litigation of three lawsuits — Edgar Neufeld v. Service Corporation International, et al.; Cause No. CV-S-03-1561-HDM-PAL; in the United States District Court for the District of Nevada; and Rujira Srisythemp v. Service Corporation International, et al .; Cause No. CV-S-03-1392-LDG-LRL; in the United States District Court for the District of Nevada; and Joshua Ackerman v. Service Corporation International, et al.; Cause No. 04-CV-20114; in the United States District Court for the Southern District of Florida. The 2003 Securities Lawsuit names as defendants SCI and several of SCI’s current and former executive officers or directors. The 2003 Securities Lawsuit is a purported class action alleging that the defendants failed to disclose the unlawful treatment of human remains and burial sites at two cemeteries in Fort Lauderdale and West Palm Beach, Florida. The court dismissed plaintiffs’ claims on August 31, 2010, and this lawsuit has been terminated.
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
     Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion, before trebling. However, the trial court denied the plaintiffs’ motion to certify the case as a class action. We deny that we engaged in anticompetitive practices related to our casket sales and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. The trial court dismissed plaintiffs’ claims on September 24, 2010, and the plaintiffs filed an appeal on October 19, 2010.
     Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including the Prise, Bryant, Bryant, Helm, and Stickle lawsuits described in the following paragraphs.
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
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI ; Case No. RG-07359602; in the Superior Court of the State of California, County of Almeda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs have modified and refiled their motion to seek certification of a class consisting of California employees only, but the plaintiffs have also filed 13 additional lawsuits with similar allegations seeking class certification of state law claims in different states. We cannot quantify our ultimate liability, if any, in these lawsuits.
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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$18,765	$31,162	$89,962	$88,796
After tax interest on convertible debt	—	13	38	38

Net income — diluted	$18,765	$31,175	$90,000	$88,834

Weighted average shares (denominator):
Weighted average shares — Basic	246,214	251,765	250,762	250,858
Stock options	1,309	1,162	1,603	293
Convertible debt	—	121	121	121

Weighted average shares — diluted	247,523	253,048	252,486	251,272

Net income per share:
Basic	$.08	$.12	$.36	$.35
Diluted	$.08	$.12	$.36	$.35
     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended September 30, 2010 and 2009, total options and convertible debentures not currently included in the computation of dilutive EPS were 6.6 million and 6.2 million, respectively. For the nine months ended September 30, 2010 and 2009, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.4 million and 6.2 million, respectively.
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
     (Losses) gains on divestitures and impairment charges, net consists of the following for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
(Losses) gains on divestitures, net	$(1,205)	$(72)	$13,266	$11,753
Impairment losses	(6,086)	(2,149)	(7,435)	(13,033)

	$(7,291)	$(2,221)	$5,831	$(1,280)

Keystone
     In conjunction with our acquisition of Keystone, we entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries, which were sold for $34.9 million in the second quarter of 2010. We recognized a gain on divestitures of $6.0 million associated with the former SCI properties.

Assets Held for Sale
     We committed to a plan to sell certain operating properties as of September 30, 2010 and December 31, 2009.
     Net assets held for sale were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Assets:
Current assets	$1,112	$1,197
Preneed funeral receivables, net and trust investments	2,007	377
Preneed cemetery receivables, net and trust investments	689	50,952
Cemetery property, at cost	1,027	2,111
Property and equipment, net	373	120
Deferred charges and other assets	1,047	10,237
Cemetery perpetual care trust investments	233	17,104

Total assets	6,488	82,098

Liabilities:
Accounts payable and accrued liabilities	138	501
Deferred preneed funeral revenues	1,927	—
Deferred preneed cemetery revenues	416	49,346
Other liabilities	7	1,882
Care trusts’ corpus	233	17,104

Total liabilities	2,721	68,833

Net assets held for sale	$3,767	$13,265

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2010, we operated 1,405 funeral service locations and 382 cemeteries (including 218 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial position is enhanced by our $6.6 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2010, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $34.9 million authorized to repurchase our common stock.
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
     As of September 30, 2010, approximately 90% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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

Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of September 30, 2010, the largest single equity position represented less than 1% of the total portfolio.
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
Trust Investment Performance
     The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended September 30, 2010, the Standard and Poor’s 500 Index increased approximately 10.2% and the Barclay’s Aggregate Index increased approximately 8.2%, while the combined SCI trusts increased approximately 11.5%.
Capital Allocation Considerations
     We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
     While we have no significant debt maturities until November 2013, we have chosen to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities. During 2010 and 2009, we bought our debt securities in the open market totaling $111 million and $91 million, respectively.
     As a result of the acquisition of Keystone in March 2010, we incurred $150 million of new debt and we also refinanced debt of approximately $81 million, which was settled in cash concurrent with the acquisition closing. We do not believe this additional acquisition-related debt of $150 million added meaningfully to our long term debt obligations as the debt repurchases in 2009 of $91 million were completed partly in anticipation of this new debt.
     Our current bank credit facility expires in November 2013, and we believe we will be able to successfully renew the bank credit facility at the appropriate time. Our long term liquidity profile assumes that we will have access to the capital markets to refinance our long term debt if, and when, we choose to do so. We have a relatively consistent annual cash flow stream which is generally resistant to down economic cycles. This cash flow stream is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
     Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2010 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2010 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.30
Interest coverage ratio	3.00 (Min)	4.03
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
Operating Activities — Net cash provided by operating activities decreased approximately $39.2 million in the first nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This decrease primarily resulted from higher payments toward incentive compensation and trade payables made during the current year, and proceeds received in the prior year from liquidating certain life insurance assets, which was partially offset by an increase attributable to higher atneed cash receipts resulting from initiatives that improved collection rates in the current period.
Investing Activities — Net cash used in investing activities increased $194.1 million in the first nine months ended September 30, 2010, compared to the first nine months ended September 30, 2009, primarily due to $278.4 million in acquisitions primarily related to the acquisition of Keystone, partially offset by $27.5 million in withdrawals of restricted funds and $61.9 million in proceeds from divestitures.
Financing Activities — Net cash used in financing activities decreased by $89.7 million in the first nine months ended September 30, 2010, compared to the first nine months ended September 30, 2009, primarily due to a $238.8 million increase in proceeds from issuance of long-term debt (net of debt issuance costs), which was partially offset by $86.9 million in purchases of company stock, $32.5 million increase in debt payments due to increased purchases of debt in the open market, and $22.0 million increase in capital lease payments primarily associated with the termination of certain transportation leases.
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

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Preneed funeral	$121.0	$126.6
Preneed cemetery:
Merchandise and services	120.1	126.0
Pre-construction	5.8	3.3

Bonds supporting preneed funeral and cemetery obligations	$246.9	$255.9

Bonds supporting preneed business permits	5.3	4.6
Other bonds	15.3	22.1

Total surety bonds outstanding	$267.5	$282.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2010 and 2009, we had $4.8 million and $6.0 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2010 and 2009, we had $14.7 million and $18.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2010 and 2009.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$30.3	$33.7	$93.4	$109.7

Sales production (number of contracts)	6,978	8,396	21,632	25,127

Maturities	$42.6	$41.4	$135.8	$130.6

Maturities (number of contracts)	9,786	9,872	31,080	32,394

Cemetery:
Sales production:
Preneed	$94.5	$101.7	$301.2	$289.4
Atneed	56.5	58.0	181.5	179.7

Total sales production	$151.0	$159.7	$482.7	$469.1

Sales production deferred to backlog:
Preneed	$39.3	$41.4	$129.1	$120.2
Atneed	43.1	43.8	136.5	137.9

Total sales production deferred to backlog	$82.4	$85.2	$265.6	$258.1

Revenue recognized from backlog:
Preneed	$41.1	$30.7	$109.2	$98.6
Atneed	43.5	44.8	135.5	137.0

Total revenue recognized from backlog	$84.6	$75.5	$244.7	$235.6

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

     The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2010 and 2009, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$102.0	$88.4	$313.8	$240.0

Sales production (number of contracts) (1)	17,664	15,364	54,375	41,378

General agency revenue	$19.7	$15.8	$51.0	$42.4

Maturities	$68.3	$58.2	$209.9	$182.5

Maturities (number of contracts)	12,676	10,998	39,094	34,173

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at September 30, 2010 and December 31, 2009. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2010 and December 31, 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	September 30, 2010		December 31, 2009
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.59	$0.59	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.16	1.17	1.14	1.17

	$1.75	$1.76	$1.73	$1.76
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.12)	(0.12)

Backlog of trust-funded preneed funeral revenues	$1.62	$1.63	$1.61	$1.64
Backlog of insurance-funded preneed funeral revenues	3.23	3.23	3.03	3.03

Total backlog of preneed funeral revenues	$4.85	$4.86	$4.64	$4.67

Preneed funeral receivables and trust investments	$1.37	$1.38	$1.35	$1.39
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.26	$1.27	$1.24	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.23	3.23	3.03	3.03

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.49	$4.50	$4.27	$4.31

Deferred preneed cemetery revenues	$0.82	$0.82	$0.82	$0.82
Deferred preneed cemetery receipts held in trust	1.11	1.12	1.06	1.11

	$1.93	$1.94	$1.88	$1.93
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)

Total backlog of deferred cemetery revenues	$1.77	$1.78	$1.72	$1.77

Preneed cemetery receivables and trust investments	$1.46	$1.46	$1.38	$1.43
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.14)	(0.14)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.31	$1.31	$1.24	$1.29

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
Results of Operations — Three Months Ended September 30, 2010 and 2009
Management Summary
     Key highlights in the third quarter of 2010 were as follows:
•	Funeral gross profit increased $0.3 million, or 0.4%, due to an increase in funeral case volume and profits from the Keystone and Palm Mortuaries acquisitions partially offset by higher selling costs; and,

•	Cemetery gross profit increased $1.1 million due to an increase in preneed cemetery property sales and preneed merchandise sales offset by higher selling costs.
Results of Operations
     In the third quarter of 2010, we reported net income attributable to common stockholders of $18.8 million ($.08 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2009 of $31.2 million ($.12 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $8.5 million in the third quarter of 2010 and an after-tax loss of $2.3 million in the third quarter of 2009;

•	a decrease in certain tax reserves of $2.5 million in the third quarter of 2010 as compared to a decrease of $0.8 million in the third quarter of 2009;

•	an after-tax loss from the early extinguishment of debt of $5.3 million in the third quarter of 2010 and an after-tax gain of $0.3 million in the third quarter of 2009; and,

•	after-tax expenses related to our acquisition and integration of Keystone of $1.8 million in the third quarter of 2010.
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2010 and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2009 and ending September 30, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
September 30, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$357.4	$29.9	$0.3	$327.2
Cemetery revenue	174.2	3.0	0.1	171.1

	531.6	32.9	0.4	498.3
Germany revenue	1.6	—	—	1.6

Total revenue	$533.2	$32.9	$0.4	$499.9

North America Gross Profits
Funeral gross profits	$68.8	$6.1	$(0.1)	$62.8
Cemetery gross profits	33.6	0.3	(0.1)	33.4

	102.4	6.4	(0.2)	96.2
Germany gross profits	0.2	—	—	0.2

Total gross profits	$102.6	$6.4	$(0.2)	$96.4

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
September 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$327.4	$0.1	$4.0	$323.3
Cemetery revenue	168.3	—	3.1	165.2

	495.7	0.1	7.1	488.5
Germany revenue	1.5	—	—	1.5

Total revenue	$497.2	$0.1	$7.1	$490.0

North America Gross Profits
Funeral gross profits	$68.7	$(0.2)	$0.1	$68.8
Cemetery gross profits	32.5	(0.2)	0.5	32.2

	101.2	(0.4)	0.6	101.0
Germany gross profits	—	—	—	—

Total gross profits	$101.2	$(0.4)	$0.6	$101.0

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2010 and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Consolidated funeral revenue	$359.0	$328.9
Less: Consolidated GA revenue	19.7	15.8
Less: Other revenue	2.3	1.8

Adjusted consolidated funeral revenue	$337.0	$311.3

Consolidated funeral services performed	64,680	60,494
Consolidated average revenue per funeral service	$5,210	$5,146
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2010 and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$328.8	$324.8
Less: Comparable GA revenue	18.8	15.7
Less: Other revenue	2.3	1.8

Adjusted comparable funeral revenue	$307.7	$307.3

Comparable funeral services performed	58,676	59,632
Comparable average revenue per funeral service	$5,244	$5,153

Funeral Results
Funeral Revenue
     Our consolidated revenues from funeral operations were $359.0 million in the third quarter of 2010 compared to $328.9 million in the same period of 2009. This increase is primarily due to a 6.9% increase in funeral services performed combined with an increase of 1.2% in the average revenue per funeral. Our comparable funeral revenues increased by $4.0 million, as higher General Agency revenues and higher average revenues per funeral service more than offset a decline in funeral services performed.
Funeral Services Performed
     Our consolidated funeral services performed increased 6.9% during the third quarter of 2010 compared to the same period in 2009. Our comparable funeral services performed decreased 1.6% during the third quarter of 2010 compared to the same period in 2009, which we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 41.6% in the third quarter of 2010 increased from 41.0% in the same period of 2009. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $64, or 1.2%, in the third quarter of 2010 over the same period of 2009. Our comparable average revenue per funeral service increased $91, or 1.8%, per funeral service. Higher average revenue per funeral service and higher general agency revenues more than offset a decline in funeral services performed. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the comparable average revenue per funeral service grew approximately 0.9%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $0.3 million and the funeral gross margin percentage decreased by 1.7% in the third quarter of 2010 compared to the third quarter of 2009. Comparable funeral gross profits decreased $5.8 million in comparison to the prior year quarter and the gross margin decreased from 21.2% to 19.2%, primarily attributable to lower costs in the prior year that resulted from a $4.5 million reduction in insurance reserves. The remaining decrease in profits is due to higher preneed selling costs and higher field overhead costs associated with our new operating structure in the current period.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $5.9 million, or 3.5%, in the third quarter of 2010 compared to the third quarter of 2009. This increase was primarily a result of increased new construction property and higher merchandise deliveries in the current period, offset by lower than expected sales of developed property.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $1.1 million, or 3.4%, and cemetery gross margin percentage remained flat at 19.3% compared to the prior year quarter. This increase was due to higher comparable cemetery revenues being offset by higher expenses in the current quarter compared to the prior year quarter, which included the benefit from a $2.7 million reduction in insurance reserves.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $26.9 million in the third quarter of 2010 compared to $21.0 million in the third quarter of 2009. This $5.9 increase was primarily due to current quarter acquisition and transition expenses of $2.2 million, and an increase in legal costs and employee benefit expenses.
(Losses) Gains on Divestitures and Impairment Charges, net

     We recognized a $7.3 million net pre-tax loss on divestitures and impairment charges in the third quarter of 2010. This loss is due to the impairment of certain assets and other losses on the dispositions of various businesses in North America. In the third quarter of 2009, we recognized a $2.2 million net pre-tax loss on divestitures and impairment charges. This loss was due primarily to impairment charges on various locations in North America.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 247.5 million in the third quarter of 2010, compared to 253.0 million in the third quarter of 2009.
Results of Operations — Nine Months Ended September 30, 2010 and 2009
Management Summary
     Key highlights in the first nine months of 2010 were as follows:
•	Funeral gross profit increased $7.3 million, or 3.3%, due to an increase in funeral case volume and profits from the Keystone and Palm Mortuaries acquisitions partially offset by higher selling costs; and,

•	Cemetery gross profit increased $13.9 million, or 17.6%, due to an increase in preneed cemetery property sales and preneed merchandise sales, partially offset by higher selling costs.
Results of Operations
     In the first nine months of 2010, we reported net income attributable to common stockholders of $90.0 million ($.36 per diluted share) compared to net income attributable to common stockholders in the first nine months of 2009 of $88.8 million ($.35 per diluted share). These results were impacted by the following items:
•	a net after-tax loss on asset sales of $3.2 million in the first nine months of 2010 and an after-tax loss of $5.3 million in the first nine months of 2009;

•	decrease in certain tax reserves of $1.1 million in the first nine months of 2010 as compared to an increase of $1.6 million in the first nine months of 2009;

•	an after-tax loss from the early extinguishment of debt of $5.5 million in the first nine months of 2010 and an after-tax gain of $2.4 million in the first nine months of 2009; and,

•	after-tax expenses related to our acquisition and integration of Keystone of $6.4 million in the first nine months of 2010.

Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2010 and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2009 and ending September 30, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Nine Months Ended		with Acquisition/	Results Associated
September 30, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,100.8	$67.0	$8.0	$1,025.8
Cemetery revenue	513.6	9.1	3.0	501.5

	1,614.4	76.1	11.0	1,527.3
Germany revenue	4.9	—	—	4.9

Total revenue	$1,619.3	$76.1	$11.0	$1,532.2

North America Gross Profits
Funeral gross profits	$230.8	$15.8	$1.0	$214.0
Cemetery gross profits	93.1	2.0	(0.2)	91.3

	323.9	17.8	0.8	305.3
Germany gross profits	0.4	—	—	0.4

Total gross profits	$324.3	$17.8	$0.8	$305.7

		Less:
		Results Associated	Less:
Nine Months Ended		with Acquisition/	Results Associated
September 30, 2009	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,031.8	$0.4	$16.0	$1,015.4
Cemetery revenue	485.2	—	8.7	476.5

	1,517.0	0.4	24.7	1,491.9
Germany revenue	4.8	—	—	4.8

Total revenue	$1,521.8	$0.4	$24.7	$1,496.7

North America Gross Profits
Funeral gross profits	$223.7	$(0.6)	$1.1	$223.2
Cemetery gross profits	79.2	(0.3)	0.6	78.9

	302.9	(0.9)	1.7	302.1
Germany gross profits	0.2	—	—	0.2

Total gross profits	$303.1	$(0.9)	$1.7	$302.3

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2010 and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Consolidated funeral revenue	$1,105.7	$1,036.6
Less: Consolidated GA revenue	51.0	42.4
Less: Other revenue	8.6	6.0

Adjusted consolidated funeral revenue	$1,046.1	$988.2

Consolidated funeral services performed	200,672	193,572
Consolidated average revenue per funeral service	$5,213	$5,105

     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the nine months ended September 30, 2010 and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$1,030.7	$1,020.2
Less: Comparable GA revenue	49.0	42.0
Less: Other revenue	6.7	6.0

Adjusted comparable funeral revenue	$975.0	$972.2

Comparable funeral services performed	185,476	190,067
Comparable average revenue per funeral service	$5,257	$5,115
Funeral Results
Funeral Revenue
     Our consolidated revenues from funeral operations were $1,105.7 million in the first nine months of 2010 compared to $1,036.6 million in the same period of 2009. This increase is primarily due to a $53.9 million increase resulting from the acquisition of Keystone, a $8.7 million increase in GA revenue, and a 3.7% increase in funeral services performed combined with an increase of 2.1% in the average revenue per funeral.
Funeral Services Performed
     Our consolidated funeral services performed increased 3.7% during the first nine months of 2010 compared to the same period in 2009 due to acquisitions. Our comparable funeral services performed decreased 2.4% during the first nine months of 2010 compared to the same period in 2009, primarily related to soft demand in our relevant markets. We believe the decline in deaths in our comparable markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the third quarter of 2009. Our comparable cremation rate of 41.5% in the first nine months of 2010 increased from 40.8% in the same period of 2009. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral
     Our consolidated average revenue per funeral service increased $108, or 2.1%, in the first nine months of 2010 over the same period of 2009. Higher average revenue per funeral service and higher general agency revenues more than offset a decline in funeral services performed. Our comparable average revenue per funeral service increased $142, or 2.8%, per funeral service. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average comparable revenue per funeral service grew approximately 0.9%.
Funeral Gross Profit
     Consolidated funeral gross profits increased $7.3 million, or 3.3%, and the funeral gross margin percentage was relatively flat at approximately 21% in the first nine months of 2010 compared to the first nine months of 2009. Comparable funeral gross profits decreased $9.0 million, or 4.0%, primarily reflecting the impact of higher selling compensation from increased preneed funeral sales production.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $28.4 million, or 5.9%, in the first nine months of 2010 compared to the first nine months of 2009. Comparable cemetery revenues increased $25.0 million, or 5.2%, when compared with the same period in 2009. This comparable increase was primarily due to a $19.9 million increase in preneed property sales and merchandise deliveries and a $6.8 million increase in cemetery trust fund income.
Cemetery Gross Profits
     Consolidated cemetery gross profit increased $13.9 million, or 17.6%, and cemetery gross margin percentage improved to approximately 18.1% from 16.3% due to a significant increase in cemetery property sales and increases in cemetery trust fund income compared to prior year levels. We are also beginning to see some benefit from initiatives to reduce maintenance expenses implemented last year, which helped to offset increased selling costs as a result of higher sales production.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $80.0 million in the first nine months of 2010 compared to $69.2 million in the first nine months of 2009. This $10.8 million increase was primarily due to $8.3 million increase in acquisition and transition expenses and $6.6 million increase in employee related compensation plans expenses and insurance-related expenses, partially offset by a $6.7 million decrease in legal costs and employee benefit expenses.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $5.8 million net pre-tax gain on divestitures and impairment charges in the first nine months of 2010. This gain was due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with the Federal Trade Commission in conjunction with our recent Keystone acquisition. In the first nine months of 2009, we recognized a $1.3 million net pre-tax loss composed of divestitures and impairment charges of $19.0 million, offset by a $17.7 million release of VAT, social security, and litigation indemnifications related to our former French operations.
Other income, net
     Other income, net increased $1.7 million to $3.1 million in the first nine months of 2010 compared to $1.4 million in the first nine months of 2009. This increase is primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 252.5 million in the first nine months of 2010, compared to 251.3 million in the first nine months of 2009.
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
     Cost and market values as of September 30, 2010 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of volatility in financial markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 30, 2010, we issued 1,201 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of September 30, 2010, the aggregate purchases pursuant to our share repurchase program totaled $1.1 billion. As of September 30, 2010, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $37.3 million.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
July 1, 2010 — July 31, 2010	2,388,358	$7.54	2,388,358	$50,908,723
August 1, 2010 — August 31, 2010	519,401	$7.91	519,401	$46,800,850
September 1, 2010 — September 30, 2010	1,160,159	$8.22	1,160,159	$37,262,421

	4,067,918		4,067,918
     Subsequent to September 30, 2010, we repurchased an additional 0.3 million shares of common stock at an aggregate cost of $2.3 million, which is an average cost per share of $8.48. After these third quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $34.9 million.
Item 6. Exhibits
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2010 and 2009.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

October 28, 2010	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2010 and 2009.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.