Form 10-K
period 2010-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2011-02-14
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
713-522-5141
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

Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $1,694,974,655 based upon a closing market price of $7.40 on June 30, 2010 of a share of common stock as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of February 9, 2011 was 240,135,250 (net of treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2011 Annual Meeting of Stockholders (Part III)

SERVICE CORPORATION INTERNATIONAL

INDEX

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	112
Item 9A.	Controls and Procedures	112
Item 9B.	Other Information	112

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	113
Item 11.	Executive Compensation	113
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Beneficial Owners and Management and Related Stockholder Matters	113
Item 13.	Certain Relationships and Related Transactions, and Director Independence	113
Item 14.	Principal Accountant Fees and Services	113

PART IV
Item 15.	Exhibits and Financial Statement Schedules	115
Signatures		116
Exhibit Index		118
EX-10.3
EX-10.7
EX-10.11
EX-10.15
EX-10.18
EX-10.21
EX-10.25
EX-10.50
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

General

We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2010, we operated 1,405 funeral service locations and 381 cemeteries (including 218 funeral service/cemetery combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes operations in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.

History

We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as embalming, accounting, transportation, and personnel among funeral homes in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, SCI set out to apply this operating strategy through the acquisition of death care businesses in other markets. It was the beginning of a three-decade period of expansion that would create a North American network of nearly 1,400 funeral homes and cemeteries by the end of 1992. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America. By the end of 1999, our global network numbered more than 4,500 funeral service locations, cemeteries, and crematories in more than 20 countries.

During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested our international businesses and many North American funeral homes and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of death care services and products — Dignity Memorial® (See www.dignitymemorial.com).

In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. By combining the two leading companies in the deathcare industry, we were able to realize more than $90 million in annual pretax cost synergies, savings, and revenue enhancement opportunities. In early 2010, we acquired the fifth largest company in the North American deathcare industry, Keystone North America.

Funeral and Cemetery Operations

Worldwide, we have 1,417 funeral service locations and 381 cemeteries (including 218 funeral service/cemetery combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, Puerto Rico, and Germany. See Note 17 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.

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

We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and preneed cemetery contracts was $6.8 billion and $6.4 billion at December 31, 2010 and 2009, respectively.

Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. With the acquisition of Alderwoods, we acquired Rose Hills, which is the largest combination operation in the United States, performing over 4,500 funeral services and 8,000 cemetery interments per year.

In 2010 our operations in the United States and Canada were organized into 30 major markets, 45 metro markets, and 70 main street markets. Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.

The following table (which includes businesses held-for-sale at December 31, 2010) provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

United States
Alabama	31	9	40
Arizona	30	11	41
Arkansas	9	—	9
California	123	30	153
Colorado	23	11	34
Connecticut	18	—	18
District of Columbia	1	—	1
Florida	108	53	161
Georgia	40	19	59
Hawaii	2	2	4
Idaho	9	1	10
Illinois	43	25	68
Indiana	43	9	52
Iowa	4	2	6
Kansas	8	2	10
Kentucky	16	3	19
Louisiana	26	5	31
Maine	11	—	11
Maryland	14	7	21

	Number of	Number of
Country, State/Territory/Province	Funeral Homes	Cemeteries	Total

Massachusetts	29	—	29
Michigan	35	—	35
Minnesota	11	2	13
Mississippi	20	2	22
Missouri	24	8	32
Nebraska	2	—	2
Nevada	12	6	18
New Hampshire	6	—	6
New Jersey	21	—	21
New York	90	—	90
North Carolina	47	11	58
Ohio	43	11	54
Oklahoma	14	7	21
Oregon	11	3	14
Pennsylvania	23	17	40
Puerto Rico	4	5	9
Rhode Island	4	—	4
South Carolina	6	5	11
Tennessee	33	14	47
Texas	137	55	192
Utah	3	3	6
Vermont	4	—	4
Virginia	29	12	41
Washington	42	15	57
West Virginia	3	6	9
Wisconsin	16	—	16
Canada
Alberta	10	—	10
British Columbia	34	7	41
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	13	—	13
Ontario	46	—	46
Quebec	48	—	48
Saskatchewan	17	—	17
Germany	12	—	12

Total	1,417	381	1,798

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2010, we owned approximately 92% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2010, our 381 cemeteries contained a total of approximately 26,852 acres, of which approximately 60% was developed.

A map of our locations in North America is presented below:

Competition

Although there are several public companies that own funeral homes and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 12% based on estimated total industry revenues. The position of a single funeral home or cemetery in any community is a function of the name, reputation, and location of that funeral home or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.

We believe we have an unparalleled network of funeral service locations and cemeteries that offer high-quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded our funeral operations in North America under the name Dignity Memorial®. We believe our transcontinental branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

Strategies for Growth

We believe we are well-positioned for long-term profitable growth. We are the largest company in the North American deathcare industry with unparalleled scale on both a national and local basis and are poised to benefit from the aging of America. We have demonstrated that we can generate significant and consistent cash flow, even in difficult economic times. This, coupled with our financial position and liquidity, allows us to deploy capital to enhance the value of the company. Our capital deployment focus is centered on strategic acquisitions, share repurchases and dividends, and opportunistic debt repurchases when we believe we can reduce liquidity risk and enhance our near-term maturity profile.

Our strategies for growth can be categorized in three areas as follows:

Target Our Customer

We continue to build on our extensive consumer research to market our products and services on a preneed basis. Our strategy to combine targeted direct mail, select media advertising, seminars and the internet is generating quality preneed sales leads. During 2010 we continued to focus on enhanced training for sales management and sales counselors and also added additional sales management resources in certain markets aimed at increasing preneed sales production and sales counselor productivity.

During 2010, we updated our individual location websites and our Dignity Memorial® website (www.DignityMemorial.com) in order to capture customers and generate preneed sales leads via the power of the internet. We now have the ability to display obituaries on our locations’ websites that allow friends and family of the deceased to check the schedule of services, write condolences, post photos or videos, and share this information through social media. In addition, those reading the obituaries have the opportunity to learn more about Dignity Memorial® and begin developing their own funeral plans. Similarly, we continue to enhance and develop our Dignity Planning® website at www.DignityPlanning.com which allows customers to make end-of-life arrangements online whether direct or through a partnership with select insurance companies.

We continue to develop and test new products and services including catering services, enhanced floral offerings, a broader cemetery merchandise program, and “green” burial products and services. We are also focused on product and services offerings that appeal specifically to cremation customers. Additionally, in 2011 we will leverage technology to improve our sales presentation to the customer.

Drive Operating Discipline and Leverage Our Scale

We continue to drive operating discipline and leverage our scale through the standardization of processes and the use of key performance metrics for staffing and other operational and administrative activities. We continually examine our purchasing spend to look for ways to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. In 2010, we completed a major implementation of our cemetery maintenance expenses, which resulted in the outsourcing of routine lawn care activities to a limited number of regional vendors and improving cemetery interment efficiency. In 2011, we expect to benefit from streamlining the preneed funeral and cemetery arrangement and record-keeping process with technological improvements.

Manage and Grow the Footprint

We are managing our network of business locations by positioning each business location to support the preferences of its local customer base, while monitoring each market for changing demographics and competitive dynamics. We are also looking to optimize our portfolio through strategic market reviews. We expect to pursue selective business expansion through construction or targeted acquisitions of cemeteries and funeral homes with a focus on the highest return customer categories.

Employees

At December 31, 2010, we employed 13,063 (13,033 in North America) individuals on a full-time basis and 7,662 (7,653 in North America) individuals on a part-time basis. Of the full-time employees, 12,361 were employed in the funeral and cemetery operations and 702 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 3.1% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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

Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds. Our earnings or gains and losses on these investments are affected by market conditions that are beyond our control. The fair market value of the investments in our trust funds were negatively impacted by the downturn in the U.S. and global financial markets in the second half of 2008. Since that time, our trusts have recovered commensurate with the overall improvement in the financial markets.

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2010	2009	2008

Preneed funeral merchandise and service trust funds	12.3%	23.0%	(23.5)%
Preneed cemetery merchandise and service trust funds	14.0%	27.3%	(26.9)%
Perpetual care trust funds	13.0%	22.4%	(15.4)%

Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.

If the investments in our trust funds experience significant declines in 2011 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We would have to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2010, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2010, we had unrealized losses of $10.2 million in the various trusts in certain states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

Our strategic plan is focused on cost management and the continued implementation of key revenue initiatives. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to achieve the levels of cost savings, productivity improvements, or earnings growth anticipated by management could affect our financial performance. Our inability to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

Our bank credit facility contains, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. The covenants limits, among other things, our and our subsidiaries’ ability to:

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

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default under our indebtedness. If an event of default (if incurred 30 days after we receive notice of such bank credit facility default) under our bank credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data.

If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $216.5 million into state-mandated trust accounts as of December 31, 2010. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.

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

We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 18% of the total sale from the third-party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.

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

As discussed in Note 13 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations; however, litigation and other claims are subject to inherent uncertainties, and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position, cash flows, and results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Unfavorable publicity could affect our reputation and business.

Since our operations relate to life events involving emotional stress for our client families, our business is dependent on consumer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and consumers’ trust and confidence in our products and services, thereby having an adverse impact upon our sales and financial results as well as the price of our common stock.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

If the number of deaths in our markets declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected.

The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.

There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our North American operations during 2010, 41.6% of the comparable funeral services we performed were cremation cases compared to 40.9% and 39.3% performed in 2009 and 2008, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average revenues per cremation service performed. If we are unable to continue to successfully expand our cremation memorialization products and services, and cremations remain a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.

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

The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2005 and various state jurisdictions are auditing years through 2008. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 10 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.

Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.

In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill impairment test in 2010, we concluded that there was no impairment of our goodwill. However, if economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill. Our cemetery segment, which has a goodwill balance of $63.3 million as of December 31, 2010, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.

Information regarding legal proceedings is set forth in Note 13 of Part II, Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 14, 2011 the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

			Year First
			Became
Officer Name	Age	Position	Officer

R. L. Waltrip	80	Chairman of the Board	1962
Thomas L. Ryan	45	President and Chief Executive Officer	1999
Michael R. Webb	52	Executive Vice President and Chief Operating Officer	1998
J. Daniel Garrison	59	Senior Vice President Sales	1998
Philip C. Jacobs	56	Senior Vice President and Chief Marketing Officer	2007
Stephen M. Mack	59	Senior Vice President Middle Market Operations	1998
Elisabeth G. Nash	49	Senior Vice President Operations Services	2004
Gregory T. Sangalis	55	Senior Vice President General Counsel and Secretary	2007
Eric D. Tanzberger	42	Senior Vice President Chief Financial Officer and Treasurer	2000
Sumner J. Waring, III	42	Senior Vice President Operations	2002
John H. Faulk	35	Vice President Business Development	2010
Joseph A. Hayes	54	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Jane D. Jones	55	Vice President Human Resources	2005
Albert R. Lohse	50	Vice President Litigation and Risk Management	2004
John Del Mixon, II	47	Vice President Information Technology	2010
Tammy R. Moore	43	Vice President and Corporate Controller	2010
Steven A. Tidwell	48	Vice President Main Street Market Operations	2010

Mr. Waltrip is the founder and Chairman of the Board of SCI. He has provided invaluable leadership to the Company for over 40 years. A licensed funeral director, Mr. Waltrip grew up in his family’s funeral business and assumed management of the firm in the 1950s. He began buying additional funeral homes in the 1960’s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2010, the network he began had grown to include more than 1,700 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. Mr. Waltrip holds a Bachelor’s degree in business administration from the University of Houston.

Mr. Ryan was elected Chief Executive Officer of the Company in February 2005 and has served as President of SCI since July 2002. Mr. Ryan joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations. In July 2002, Mr. Ryan was appointed Chief Operating Officer of SCI, a position he held until February 2005. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a Bachelor’s degree in Business Administration from the University of Texas at Austin. Mr. Ryan serves on the Board of Directors of the American Diabetes Association. Mr. Ryan also serves on the Board of Trustees and the Executive Committee of the United Way of Greater Houston where he chaired the 2009-2010 Community Campaign. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership. Mr. Ryan is a member and Chapter Secretary of the Young Presidents Organization. Mr. Ryan also serves on the University of Texas McCombs Business School Advisory Council.

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

Mr. Garrison joined the Company in 1978 and worked in a series of management positions until he was promoted to President of the Southeastern Region in 1992. In 1998, Mr. Garrison was promoted to Vice President International Operations. In 2000, Mr. Garrison became Vice President North American Cemetery Operations, was promoted to Vice President Operations Services in August 2002, and was promoted to Senior Vice President Operations Support in February 2005. He assumed his current position as Senior Vice President Sales in February 2010. Mr. Garrison has a Bachelor of Science degree in Administrative Management from Clemson University.

Mr. Jacobs joined SCI in 2007 as Senior Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. Jacobs was employed by CompUSA as Chief Marketing Officer. Prior to that, he was employed by Publicis Worldwide as Chief Marketing Officer and prior to that held other management roles over the past 23 years at several of the nation’s top advertising agencies, as well as client-side positions. Mr. Jacobs holds a Bachelor of Science degree from the University of Tennessee and a Masters degree from Vanderbilt University.

Mr. Mack joined the Company in 1973 as a resident director after graduating from Farmingdale State University of New York. He became Vice President of the Eastern Region in 1987, and in February 1998 Mr. Mack was appointed Vice President North American Funeral Operations. Mr. Mack was promoted to Senior Vice President Eastern Operations in August 2002 and assumed the office of Senior Vice President Middle Market Operations, his current position, in May 2004.

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

Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a Bachelor’s degree in Finance from Indiana University and a Master of Business Administration from the University of Minnesota. He earned his Juris Doctorate from the University of Minnesota Law School.

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

Mr. Waring, a licensed funeral director, joined the Company as an Area Vice President in 1996 when we merged with his family’s funeral business. Mr. Waring was appointed Regional President of the Northeast Region in 1999 and was promoted to Regional President of the Pacific Region in September 2001. Mr. Waring was promoted to Vice President Western Operations in August 2002 and assumed the office of Vice President Major Market Operations in November 2003. In February 2006, Mr. Waring was promoted to Senior Vice President Major Market Operations. In July 2008, Mr. Waring’s responsibilities were expanded to include business development. In February 2010, Mr. Waring’s responsibilities were further expanded to include human resources. He has held his current position as Senior Vice President Operations since February 2010. Mr. Waring holds a Bachelor of Science degree in Business Administration from Stetson University, a degree in Mortuary Science from Mt. Ida College and a Master of Business Administration degree from the University of Massachusetts Dartmouth.

Mr. Faulk joined SCI in March 2010 as Vice President Business Development, to oversee the Company’s strategic growth, including mergers and acquisitions, real estate, and construction. Prior to joining the Company, Mr. Faulk worked for Bain & Company, Inc. since 2002. At Bain, he helped Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a Master’s degree in Business Administration from the Darden Graduate School of Business at the University of Virginia and a Bachelor’s degree in Electrical Engineering from the University of Virginia.

Mr. Hayes was appointed Vice President Ethics and Business Conduct and Assistant General Counsel in November 2007. Mr. Hayes joined the Company in 1991 as corporate counsel. He was named Managing Counsel in 1996 and Assistant General Counsel in 2005. Prior to joining SCI, Mr. Hayes practiced law in Chicago and San Diego, specializing in securities, mergers and acquisitions, and commercial transactions. He received a Bachelor’s degree in Commerce from DePaul University and earned his Juris Doctorate from the University of California at Berkeley.

Mrs. Jones joined SCI in 2003 from Dynegy, Inc., where she served as Vice President of Total Rewards. She oversees human resources, training and education, and payroll and commission services — activities that assist more than 20,000 employees in North America. Mrs. Jones was promoted to Vice President Human Resources in February 2005. She holds a Bachelor of Business Administration degree in Accounting with a minor in Finance from Southern Methodist University. She is a Certified Compensation Professional.

Mr. Lohse joined SCI in 2000 as Managing Director of Litigation and has since been involved in the resolution of major litigation issues for the Company. Mr. Lohse was promoted to Vice President Corporate Governance in 2004 and to Vice President Litigation and Risk Management in 2007. Before joining the Company, Mr. Lohse was Managing Partner at McDade, Fogler, Maines & Lohse, where he conducted a general civil trial practice. Prior to that, he practiced tort and commercial litigation at Fulbright & Jaworski. Mr. Lohse received a Bachelor of Business Administration degree from the University of Texas and a Juris Doctorate from the University of Houston Law Center.

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

Mr. Tidwell joined SCI as Vice President Main Street Market Operations in March 2010. As a co-founder, Mr. Tidwell served as its President and Chief Executive Officer of Keystone North America, Inc. from May of 2007 until it was acquired by SCI in March 2010. In his role, Steve worked closely with Keystone’s Senior Leadership Team to develop and implement organic growth strategies, as well as external growth and acquisition strategies. He began his career as a licensed Funeral Director and Embalmer in Nashville, Tennessee and has been actively involved in the funeral home and cemetery profession for three decades. He holds an Associate of Arts degree from John A. Gupton College and has attended executive management and leadership programs at the Harvard Business School, the Owen School of Business at Vanderbilt University, and the Center for Creative Leadership.

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

Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2010, there were 4,482 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2010, we had 241,035,250 shares outstanding, net of 984,400 treasury shares.

During 2010, we paid cash dividends totaling $40.0 million and accrued $9.6 million for dividends paid on January 14, 2011. During 2009, we paid cash dividends totaling $40.2 million. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.

The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2010		2009
	High	Low	High	Low
First quarter	$9.07	$7.36	$5.28	$2.74
Second quarter	$9.48	$7.29	$5.79	$3.46
Third quarter	$8.65	$7.04	$7.67	$5.37
Fourth quarter	$8.71	$7.82	$8.25	$6.66

Options in our common stock are traded on the Philadelphia Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.

Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2005, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Alderwoods Group, Inc., Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., Rock of Ages Corporation, and Stewart Enterprises, Inc. Hillenbrand Inc. is included in the Peer Group starting March 31, 2008 when it was spun off from Hillenbrand Industries, Inc. Prior to the spin-off, the Peer Group included Hillenbrand Industries, Inc. Alderwoods Group is included in the Peer Group until November 28, 2006, when it was acquired by SCI. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS

INDEXED RETURNS
Years Ending

For equity compensation plan information, see Part III of this Form 10-K

On October 29, 2010, we issued 1,081 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Since August 2004, we have repurchased a total of $1.1 billion of common stock at an average cost per share of $9.30. During the three months ended December 31, 2010, we repurchased 3,649,792 shares of our common stock. In November 2010, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $171.5 million to repurchase our common stock. The remaining dollar value of shares to be purchased under the share repurchase program was $178.8 million at December 31, 2010. As discussed in Item 1A, our credit agreement contains covenants that restrict our ability to repurchase our common stock. Pursuant to the program, we repurchased shares of our common stock during the fourth quarter of 2010 as set forth in the table below:

			Total Number
			of Shares	Dollar Value of
			Purchased as	Shares That
	Total Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Program

October 1, 2010 — October 31, 2010	275,892	$8.48	275,892	34,923,921
November 1, 2010 — November 30, 2010	1,724,500	$8.12	1,724,500	192,429,597
December 1, 2010 — December 31, 2010	1,649,400	$8.29	1,649,400	178,755,020

	3,649,792		3,649,792

Subsequent to December 31, 2010, we repurchased an additional 1.8 million shares of common stock at an aggregate cost of $15.6 million including commissions (average cost per share of $8.44). After these purchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $163.2 million.

Item 6.	Selected Financial Data.

The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2006 through December 31, 2010.

Selected Consolidated Financial Information

	Years Ended December 31,
	2010	2009	2008	2007(2)	2006
	(Dollars in millions, except per share amounts)

Selected Consolidated Statements of Operations Data:
Revenue	$2,190.6	$2,053.5	$2,155.6	$2,285.3	$1,752.9
Income from continuing operations before cumulative effect of accounting changes	$127.0	$123.1	$97.6	$243.3	$52.6
(Loss) income from discontinued operations, net of tax(1)	$—	$—	$(0.4)	$4.4	$3.9
Net income	$127.0	$123.1	$97.2	$247.7	$56.5
Net income attributable to noncontrolling interests	$(0.6)	$—	$(0.1)	—	—
Net income attributable to common stockholders	$126.4	$123.1	$97.1	$247.7	$56.5
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$.51	$.49	$.38	$.85	$.17
Diluted	$.50	$.49	$.37	$.83	$.17
Net income (loss) attributable to common stockholders
Basic	$.51	$.49	$.38	$.87	$.18
Diluted	$.50	$.49	$.37	$.85	$.18
Cash dividends declared per share	$.16	$.16	$.16	$.13	$.105
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$9,190.5	$8,890.9	$8,110.9	$8,932.2	$9,729.4
Long-term debt (less current maturities), including capital leases	$1,832.4	$1,840.5	$1,821.4	$1,820.1	$1,912.7
Equity	$1,479.9	$1,482.8	$1,293.2	$1,492.1	$1,594.8
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$354.4	$372.1	$350.3	$356.2	$324.2

(1)	Our operations in Singapore, which were sold in 2006, and the operations of Mayflower, which were sold in 2007, have been classified as discontinued operations for all periods presented.

(2)	Results for 2007 include a $158.1 million pretax gain on redemption of securities related to our former equity investment in France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Events

Acquisition

In March 2010, pursuant to a tender offer, we acquired Keystone North America, Inc. for C$8.07 per share in cash, resulting in a total purchase price of $288.9 million. This purchase price included the refinancing of $80.7 million of Keystone’s debt.

Debt Issuance

In November 2010, we issued $250 million of unsecured 7.0% Senior Notes due May 2019. The net proceeds of these notes were used to pay down our bank credit facility and for general corporate purposes.

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

Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are distributed and are intended to offset the expense to maintain the cemetery property. The majority of states require that net gains or losses are retained and added to the corpus, but certain states allow the net realized gains and losses to be included in the net ordinary earnings that are distributed.

Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets and (2) preserving capital within acceptable levels of volatility and risk. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.

As of the end of the year, 87% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity investments and real estate investment trusts. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.

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

Equity Securities

Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2010, the largest single equity position represented less than 1% of the total equity securities portfolio.

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

Trust Investment Performance

The trust fund income recognized over a period of years from these investment assets can be volatile. During the twelve months ended December 31, 2010, the Standard and Poor’s 500 Index increased approximately 15.1% and the Barclay’s Aggregate Index increased approximately 6.5%, while the combined SCI trust assets increased approximately 13.3%.

SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Capital Allocation Considerations

We rely on our cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $354.4 million in 2010. In addition, we have approximately $357.9 million in excess borrowing capacity under our bank credit facility, which matures in November 2013 (currently used to support $42.1 million of letters of credit). We have no significant maturities of long-term debt until October 2014.

Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2010 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2010 are as follows:

	Per Credit Agreement		Actual

Leverage ratio	4.00(Max	)	3.25
Interest coverage ratio	3.00(Min	)	4.21

We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our cash on hand, future operating cash flows, and the available capacity under our long-term bank credit facility will be adequate to meet our financial obligations over the next 12 months.

We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if such acquisitions have the proper return on investment. Our outlook for capital improvements at existing facilities and cemetery development expenditures in 2011 is $85 to $95 million.

Since November 2007, we have paid quarterly dividends of $0.04 per common share. On February 9, 2011, our Board of Directors approved the payment of a quarterly dividend of $0.05 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.

Currently, we have approximately $163.2 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.

Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.

Operating Activities

Net cash provided by operating activities decreased $17.7 million to $354.4 million in 2010 from $372.1 million in 2009. This decrease was driven by:

•	a $47.0 million increase in employee compensation as a result of merit increases in 2010 that did not occur in 2009, and an increase in 2010 incentive payments due to achieving certain targets for 2009;

•	a $70.1 million increase in vendor payments resulting from increases in variable costs from the Keystone and Palm Mortuaries acquisitions;

•	an $11.3 million decrease in certain life insurance proceeds in 2010 compared to 2009; partially offset by

•	an $87.1 million increase in cash receipts from customers resulting from increased funeral case volume and revenues primarily from the Keystone and Palm Mortuaries acquisitions;

•	a $12.8 million increase in GA revenue receipts due to increased preneed funeral insurance production; and

•	an $11.9 million increase in net trust fund withdrawals due to increased withdrawals on qualifying cemetery perpetual care expenses.

Net cash provided by operating activities increased $21.8 million to $372.1 million in 2009 from $350.3 in 2008. This increase was driven by:

•	a $58.7 million decrease in employee compensation as a result of work force initiatives and decreased incentive payments;

•	a $73.0 million decrease in vendor payments resulting from decreased variable costs due to various cost reduction initiatives;

•	the receipt of $14.9 million in certain life insurance proceeds;

•	a $5.8 million increase in GA revenue receipts due to increased preneed funeral insurance production; partially offset by

•	a $131.8 million decrease in cash receipts from customers resulting from the decrease in funeral case volume primarily attributable to a decrease in the number of deaths in our markets.

Investing Activities

Cash flows from investing activities used $279.7 million in 2010 compared to using $152.5 million in 2009. This increase was primarily attributable to an increase of $214.2 million in cash spent for acquisitions (primarily the Keystone North America acquisition) and a $14.1 million increase in capital expenditures, partially offset by a $58.1 million increase in cash receipts from divestitures and assets sales and a $42.9 million increase in withdrawals of restricted funds.

Cash flows from investing activities used $152.5 million in 2009 compared to using $151.3 million in 2008. This $1.2 million increase was primarily attributable to a $70.3 million decrease in capital expenditures and a $5.3 million decrease in deposits, partially offset by a $76.1 million increase in cash used for acquisitions.

Financing Activities

Financing activities used $88.2 million in 2010 compared to using $178.4 million in 2009. This decrease was primarily driven by a $356.3 million increase in proceeds from the issuance of long-term debt (net of debt issuance costs), partially offset by a $113.0 million increase in debt payments, a $116.9 million increase in repurchases of Company common stock, a $15.6 million decline in proceeds from the exercise of stock options, and a $21.9 million increase in capital lease payments.

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

Proceeds from long-term debt (net of debt issuance costs) were $498.2 million in 2010 due to a $250.0 million issuance of the 7.00% Notes due May 2019, the release of funds held in escrow for the $150.0 million dollar issuance of the 8.00% Notes due November 2021, and a $110.0 million drawdown under our bank credit facility. Proceeds from long-term debt (net of debt issuance costs) were $141.9 million in 2009 due to a $150.0 million drawdown under our bank credit facility. Proceeds from long-term debt (net of debt issuance costs) were $82.1 million in 2008 due to a $54.3 million drawdown under our bank credit facility and $27.8 million issuance of other debentures.

The table below sets forth the payments of debt for the years ended December 31:

	2010	2009	2008

6.5% Notes due March 2008	$—	$—	$45.2
7.7% Notes due April 2009	—	28.7	—
7.875% Debentures due February 2013	25.5	22.8	—
7.375% Senior Notes due October 2014	70.5	4.9	—
6.75% Notes due April 2015	3.0	36.9	—
6.75% Notes due April 2016	20.1	15.9	—
7.0% Notes due June 2017	—	4.5	—
Bank credit facility due November 2013	260.0	—	54.3
Series B Senior Notes due November 2011	—	150.00	—
Obligations under capital leases	46.2	24.3	25.9
Mortgage notes and other debt, maturities through 2047	3.1	5.5	12.8

Total Debt Payments	$428.4	$293.5	$138.2

We repurchased 14.0 million shares in 2010 and 17.7 million shares in 2008 for $116.9 million and $142.2 million, respectively. We did not repurchase any shares in 2009.

We paid cash dividends of $40.0 million in 2010, $40.2 million in 2009, and $41.5 million in 2008.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	2011	2012-2013	2014-2015	Thereafter	Total
		(Dollars in millions)

Debt maturities(1)	$22.5	$44.1	$417.0	$1,371.3	$1,854.9
Interest obligation on long-term debt(2)	126.4	252.6	229.8	425.8	1,034.6
Operating lease agreements(3)	10.6	18.0	13.1	44.7	86.4
Employment, consulting, and non-competition agreements(4)	6.4	9.2	5.0	6.7	27.3

Total contractual obligations	$165.9	$323.9	$664.9	$1,848.5	$3,003.2

(1)	Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our bank credit facility agreement contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.

(2)	Approximately 93% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(3)	The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral service locations and cemetery operating and maintenance equipment. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

(4)	We have entered into management employment, consulting, and non-competition agreements that contractually require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to these agreements.

The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2010.

	Expiration by Period
Commercial and Contingent Obligations	2011	2012-2013	2014-2015	Thereafter	Total
		(Dollars in millions)

Surety obligations(1)	$216.5	$—	$—	$—	$216.5
Long-term obligations related to uncertain tax positions(2)	2.5	126.6	10.9	51.6	191.6
Letters of credit(3)	—	42.1	—	—	42.1

Total commercial and contingent obligations	$219.0	$168.7	$10.9	$51.6	$450.2

(1)	Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)	In accordance with the Income Tax Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), we have recorded a liability for unrecognized tax benefits and related interest and penalties of $191.6 million as of December 31, 2010. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions.

(3)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2010, the full amount of our letters of credit was supported by our bank credit facility, which expires in November 2013.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from recent market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2010, we had unrealized losses of $10.2 million in the various trusts within these states.

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

	December 31,	December 31,
	2010	2009
	(Dollars in millions)

Preneed funeral	$121.0	$126.6
Preneed cemetery:
Merchandise and services	120.2	126.0
Pre-construction	5.1	3.3

Bonds supporting preneed funeral and cemetery obligations	246.3	255.9

Bonds supporting preneed business permits	5.1	4.6
Other bonds	14.2	22.1

Total surety bonds outstanding	$265.6	$282.6

When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $246.3 million in bonds supporting preneed funeral and cemetery obligations differs from the $216.5 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2010, 2009, and 2008, we had $18.8 million, $23.8 million, and $29.5 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.

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

Trust-Funded Preneed Funeral and Cemetery Contracts:  The funds collected from customers are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.

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

If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2010. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $134.8 million and $130.9 million as of December 31, 2010 and 2009, respectively.

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

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2010 and 2009.

	North America
	Years Ended
	December 31,
	2010	2009
	(Dollars in millions)

Funeral:
Preneed trust-funded (including bonded):
Sales production	$117.3	$141.7

Sales production (number of contracts)	26,954	26,947

Maturities	$179.8	$175.5

Maturities (number of contracts)	41,205	42,826

Cemetery:
Sales production:
Preneed	$412.6	$387.4
Atneed	240.6	239.1

Total sales production	653.2	626.5

Sales production deferred to backlog:
Preneed	$169.7	$160.6
Atneed	180.1	182.3

Total sales production deferred to backlog	349.8	342.9

Revenue recognized from backlog:
Preneed	$153.7	$134.7
Atneed	180.1	182.2

Total revenue recognized from backlog	333.8	316.9

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 78% of our North America preneed funeral production in 2010 relates to insurance-funded preneed funeral contracts.

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

Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. Included in GA revenues for 2010 and 2009 were cash overrides in the amount of $13.7 million and $9.4 million, respectively.

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2010 and 2009, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2010	2009
	(Dollars in millions)

Preneed funeral insurance-funded(1):
Sales production	$413.1	$320.2

Sales production (number of contracts)	71,532	53,875

General agency revenue	$68.3	$57.3

Maturities	$282.8	$246.5

Maturities (number of contracts)	52,650	46,343

(1)	Amounts are not included in our consolidated balance sheet.

North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2010 and 2009. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2010 and 2009. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

The table also reflects our North America preneed funeral and cemetery receivables and trust investments (market and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of maturities of preneed sales in the future, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	December 31,		December 31,
	2010		2009
	Market	Cost	Market	Cost
	(Dollars in billions)

Deferred preneed funeral revenues	$0.58	$0.58	$0.59	$0.59
Deferred preneed funeral receipts held in trust	1.22	1.18	1.14	1.17

	$1.80	$1.76	$1.73	$1.76
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.12)	(0.12)

Backlog of trust-funded preneed funeral revenues	$1.67	$1.63	$1.61	$1.64
Backlog of insurance-funded preneed funeral revenues	3.28	3.28	3.03	3.03

Total backlog of preneed funeral revenues	$4.95	$4.91	$4.64	$4.67

Preneed funeral receivables and trust investments	$1.42	$1.40	$1.35	$1.39
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.11)	(0.11)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.30	$1.28	$1.24	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.28	3.28	3.03	3.03

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.58	$4.56	$4.27	$4.31

Deferred preneed cemetery revenues	$0.81	$0.81	$0.82	$0.82
Deferred preneed cemetery receipts held in trust	1.19	1.13	1.06	1.11

	$2.00	$1.94	$1.88	$1.93
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)

Total backlog of deferred cemetery revenues	$1.85	$1.79	$1.72	$1.77

Preneed cemetery receivables and trust investments	$1.56	$1.50	$1.38	$1.43
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.14)	(0.14)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.40	$1.34	$1.24	$1.29

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

Results of Operations — Years Ended December 31, 2010, 2009, and 2008

Management Summary

Key developments in 2010 were as follows:

•	Funeral gross profit increased $11.2 million due to an increase in funeral case volume and profits from the Keystone and Palm Mortuaries acquisitions partially offset by higher preneed selling costs.

•	Cemetery gross profit increased $16.6 million due to an increase in preneed property sales production partially offset by higher preneed selling costs.

Results of Operations — Years Ended December 31, 2010, 2009, and 2008

In 2010, we reported consolidated net income attributable to common stockholders of $126.4 million ($.50 per diluted share) compared to net income attributable to common stockholders in 2009 of $123.1 million ($.49 per diluted share) and net income attributable to common stockholders in 2008 of $97.1 million ($.37 per diluted share). These results were impacted by certain significant items that (decreased) increased earnings, including:

	2010	2009	2008
	(Dollars in thousands)

Net after-tax losses from the sale of assets	$(2,245)	$(1,790)	$(24,475)
After-tax (losses) gains from the early extinguishment of debt	$(5,928)	$2,113	$—
After-tax losses from discontinued operations	$—	$—	$(362)
After-tax expenses related to acquisitions	$(9,383)	$(8,235)	$(710)
After-tax charges related to Hurricane Ike losses	$—	$—	$(1,859)
Change in certain tax reserves and other	$(5,033)	$1,977	$(11,570)

Consolidated Versus Comparable Results — Years Ended December 31, 2010, 2009, and 2008

The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2010, 2009, and 2008. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2009 and ending

December 31, 2010. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2010	Consolidated	Construction	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,486.3	$98.5	$9.6	$1,378.2
Cemetery revenue	697.7	12.8	3.1	681.8

	2,184.0	111.3	12.7	2,060.0
Germany revenue	6.6	—	—	6.6

Total revenue	$2,190.6	$111.3	$12.7	$2,066.6

North America Gross Profits
Funeral gross profits	$316.1	$22.2	$0.4	$293.5
Cemetery gross profits	132.2	2.9	(0.1)	129.4

	448.3	25.1	0.3	422.9
Germany gross profits	0.9	—	—	0.9

Total gross profits	$449.2	$25.1	$0.3	$423.8

		Less:	Less:
		Activity	Activity
		Associated with	Associated
		Acquisition/New	with
2009	Consolidated	Construction	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,385.1	$2.2	$21.1	$1,361.8
Cemetery revenue	661.6	0.5	11.2	649.9

	2,046.7	2.7	32.3	2,011.7
Germany revenue	6.8	—	—	6.8

Total revenue	$2,053.5	$2.7	$32.3	$2,018.5

North America Gross Profits
Funeral gross profits	$305.4	$(0.3)	$0.9	$304.8
Cemetery gross profits	115.6	(0.3)	0.6	115.3

	421.0	(0.6)	1.5	420.1
Germany gross profits	0.4	—	—	0.4

Total gross profits	$421.4	$(0.6)	$1.5	$420.5

		Less:
		Activity
		Associated
		with
2008	Consolidated	Divestitures	Comparable
	(Dollars in millions)

North America Revenue
Funeral revenue	$1,468.7	$42.3	$1,426.4
Cemetery revenue	679.9	13.2	666.7

	2,148.6	55.5	2,093.1
Germany revenue	7.0	—	7.0

Total revenue	$2,155.6	$55.5	$2,100.1

North America Gross Profits
Funeral gross profits	$313.1	$(3.4)	$316.5
Cemetery gross profits	106.8	(0.6)	107.4

	419.9	(4.0)	423.9
Germany gross profits	0.3	—	0.3

Total gross profits	$420.2	$(4.0)	$424.2

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2010, 2009, and 2008. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	2010	2009	2008
	(Dollars in millions, except average
	revenue per funeral service)

Consolidated funeral revenue	$1,492.9	$1,391.9	$1,475.7
Less: GA revenues	68.3	57.3	51.5
Less: Other revenues	11.2	8.4	10.0

Adjusted Consolidated funeral revenue	$1,413.4	$1,326.2	$1,414.2

Consolidated funeral services performed	270,351	258,044	278,165
Consolidated average revenue per funeral service	$5,228	$5,139	$5,084

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2010, 2009, and 2008. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	2010	2009	2008
	(Dollars in millions, except average revenue per funeral service)

Comparable funeral revenue	$1,384.8	$1,368.6	$1,433.4
Less: GA revenues	64.9	56.8	50.9
Less: Other revenues	9.0	8.4	9.9

Adjusted Comparable funeral revenue	$1,310.9	$1,303.4	$1,372.6

Comparable funeral services performed	248,572	253,340	269,419
Comparable average revenue per funeral service	$5,274	$5,145	$5,095

Funeral Results

Funeral Revenue

Consolidated revenues from funeral operations were $1,492.9 million for the year ended December 31, 2010 compared to $1,391.9 million for the same period in 2009. This increase is primarily attributable to the $16.2 million increase in comparable revenues described below and $96.3 million of additional revenues as the result of acquisitions in 2010 and 2009. These increases were partially offset by a decline of $11.5 million in revenues contributed by non-strategic assets that were divested throughout 2010 and 2009. Comparable revenues from funeral operations were $1,384.8 million for the year ended December 31, 2010 compared to $1,368.6 million for the same period in 2009. This increase was primarily due to the 2.5% increase in average revenue per funeral service described below and an $8.1 million increase in GA revenues that resulted from increased preneed insurance production. These increases were partially offset by the 1.9% decrease in the number of funeral services performed as described below.

Consolidated revenues from funeral operations decreased $83.8 million in 2009 compared to the same period in 2008. This decrease is primarily due to the decrease in comparable revenues described below and to the divestiture of non-strategic assets throughout 2009 and 2008, which resulted in a decrease of $21.2 million of revenue in 2009, partially offset by acquisitions that contributed an additional $2.2 million of revenue. Our comparable funeral revenues decreased $64.8 million, or 4.5%, in 2009 compared to the year ended December 31, 2008 primarily as a result of a 6.0% decline in the number of funeral services performed, an unfavorable Canadian currency impact of $10.6 million, and $12.1 million in decreased trust fund income as a result of the weakened equity and debt markets in late 2008 and early 2009. These negative impacts were partially offset by a 1.0% increase in comparable average revenue per funeral service and a $5.8 million increase in GA revenue.

Funeral Services Performed

Our consolidated funeral services performed increased 4.8% during the year ended December 31, 2010 compared to the same period in 2009, primarily as the result of acquisitions in 2010 and 2009, partially offset by a 1.9% decline in comparable funeral services performed noted below. Our comparable funeral services performed decreased 1.9% during the year ended December 31, 2010 compared to the same period in 2009. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2009. Our comparable cremation rate of 41.6% in 2010 increased from 40.9% and 39.3% in 2009 and 2008, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.

Average Revenue Per Funeral Service

Our consolidated average revenue per funeral service increased $89 or 1.7% in 2010 compared to 2009, primarily as a result of increased comparable average revenue per funeral service described below. Our comparable average revenue per funeral increased $129, or 2.5% in 2010 compared to the same period in 2009. This increase was primarily attributable to a $5.2 million ($21 per service) increase in trust fund income as a result of improved conditions in the equity and debt markets in 2010 compared to 2009, a 1% inflationary price increase and a $14.2 million ($57 per service) favorable Canadian currency impact.

Funeral Gross Profit

Consolidated funeral gross profits increased $11.2 million in 2010 compared to the same period in 2009. This increase is primarily attributable to $22.5 million of additional gross profits related to acquisitions that occurred in 2010 and 2009, partially offset by a decline of $0.5 million of gross profits that were contributed in 2009 by non-strategic assets divested throughout 2010 and 2009 and the decrease in comparable funeral gross profits described below.

Comparable funeral gross profits decreased $10.8 million, or 3.5%, and the comparable gross margin percentage decreased from 22.3% to 21.3% when compared to the same period in 2009 primarily as a result of the increase in comparable revenue described above being more than offset by the following:

•	a $9.7 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $3.2 million increase in insurance expense as the result of a 2009 favorable adjustment in self-insurance casualty reserves that did not recur in 2010; and

•	an $11.5 million unfavorable Canadian currency impact on expenses.

Consolidated funeral gross profits decreased $7.6 million in 2009 as compared to 2008 primarily as a result of the decrease in comparable gross profit described below, partially offset by the divestiture of non-strategic assets which had reflected gross losses of $3.4 million in 2008.

•	Gross profit from our comparable funeral locations decreased $11.6 million, or 3.7%, in 2009 compared to 2008. This decrease is primarily a result of the decrease in comparable revenue described above partially offset by;

•	a $19.9 million decrease in variable costs as a result of the decrease in the number of funeral services performed noted above;

•	a $13.6 million decrease in personnel costs related to work-force initiatives;

•	a $5.5 million decrease in selling costs resulting from decreased advertising expenses;

•	a $6.1 million decrease in fuel and utilities costs as a result of lower prices and energy saving initiatives; and

•	an $8.3 million favorable Canadian currency impact on expenses.

Cemetery Results

Cemetery Revenue

Consolidated revenues from our cemetery operations increased $36.1 million, or 5.5%, in 2010 compared to 2009 primarily as a result of the increase in comparable revenues described below and $12.3 million in additional revenues generated by acquisitions in 2010 and 2009, partially offset by a decline of $8.1 million in revenues contributed by non-strategic assets that were divested throughout 2010 and 2009. Comparable cemetery revenues increased $31.9 million, or 4.9%, in 2010 when compared with 2009. This increase was primarily driven by a $20.2 million increase in recognized property revenues as a result of 2010 marketing initiatives and a $7.8 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2010 compared to 2009.

Consolidated revenues from our cemetery operations decreased $18.3 million, or 2.7%, in 2009 compared to 2008 primarily as a result of the decrease in comparable revenues described below and a decline of $2.0 million in revenues contributed by non-strategic assets that were divested throughout 2008, partially offset by $0.5 million in additional revenues generated by acquisitions in 2009. Comparable cemetery revenues decreased $16.8 million, or 2.5%, in 2009 when compared with 2008. This decrease was primarily driven by an $18.1 million decrease in atneed revenues due to a reduced number of deaths in our markets and a $3.4 million decrease in other revenues, partially offset by a $3.3 million increase in recognized preneed revenues and a $1.3 million increase in trust fund income.

Cemetery Gross Profits

Consolidated cemetery gross profit increased $16.6 million, or 14.4%, in 2010 compared to 2009. This increase is primarily the result of the increase in comparable gross profits described below:

•	a $3.2 million in additional gross profits generated by acquisitions in 2010 and 2009, partially offset by;

•	a decline of $0.7 million in gross profits contributed by non-strategic assets that were divested throughout 2010 and 2009.

Comparable cemetery gross profits increased $14.1 million, or 12.2%, and our comparable gross margin percentage increased from 17.7% to 19.0% in 2010 compared to the same period in 2009. This increase is primarily the result of:

•	The increase in comparable revenues described above, partially offset by;

•	a $12.3 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	a $2.8 million increase in property and merchandise costs driven by higher revenues described above; and

•	a $3.0 million increase in insurance expense as a result of a 2009 favorable adjustment in self-insurance casualty reserves that did not recur in 2010.

Consolidated cemetery gross profit increased $8.8 million or 8.2%, in 2009 compared to 2008. This is primarily the result of the increase in comparable gross profits of $7.9 million, or 7.4%, and our comparable gross margin percentage increased from 16.1% to 17.7% in 2009 compared to 2008. This increase is a result of the revenue declines described above being more than offset by the following:

•	a $1.2 million decrease in variable selling costs;

•	a $14.9 million decrease in personnel costs related to work-force initiatives;

•	a $3.0 million decrease in self-insurance casualty reserves; and

•	a $6.4 million decrease in property and merchandise costs driven by lower revenues described above.

Other Financial Statement Items

General and Administrative Expenses

General and administrative expenses were $103.7 million in 2010 compared to $102.5 million in 2009 and $88.9 million in 2008. For 2010 compared to 2009, general and administrative costs increased $1.2 million primarily due to a $4.6 million increase in acquisition and transition costs and a $1.5 million increase in employee-related compensation plan expenses, insurance-related expenses, and tax-related expenses, primarily offset by a $5.2 million decrease in professional service fees. For 2009 compared to 2008, general and administrative costs increased $13.6 million primarily due to $12.5 million increase in corporate bonus and long-term incentive plan costs.

Gains (Losses) on Divestitures and Impairment Charges, Net

In 2010, we recognized a $8.5 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due to a $6.2 million gain on assets we owned that were divested under our agreement with the Federal Trade Commission arising from our acquisition of Keystone North America and net gains of $10.3 million on divestitures of certain non-strategic funeral and cemetery assets in the United States and Canada, partially offset by $8.0 million in impairment charges on certain intangible assets and other asset divestitures.

In 2009, we recognized a $4.3 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due to an $18.8 million release of value-added tax (VAT), Social Security, and litigation indemnifications related to our former French operations, offset by $14.5 million in net losses on asset divestitures and impairment charges.

In 2008, we recognized a $36.1 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery businesses in the United States and Canada, including a $3.8 million impairment charge of our trademark and tradenames and a $13.9 million impairment of certain assets, which were classified as assets held for sale at December 31, 2008.

Interest Expense

Interest expense decreased $0.8 million to $128.2 million in 2010 compared to $129.0 million in 2009. The decrease in interest expense primarily resulted from the retirement of scheduled debt maturities, open market debt repurchases, and a lower weighted average borrowing rate in 2010 compared to 2009.

Interest expense decreased $5.3 million to $129.0 million in 2009 compared to $134.3 million in 2008. The decrease in interest expense primarily resulted from the retirement of scheduled debt maturities, open market debt repurchases, and a lower weighted average borrowing rate in 2009 compared to 2008.

(Losses) Gains on Early Extinguishment of Debt

During 2010, we repaid $260 million of amounts drawn on our bank credit facility and made debt payments of $122.2 million, which included $25.5 million aggregate principal amount of our 7.875% Debentures due February 2013, $70.5 million aggregate principal amount of our 7.375% Senior Notes due October 2014, 3.0 million aggregate principal amount of our 6.75% Notes due April 2015, and $20.1 million aggregate principal amount of our 6.75% Notes due April 2016. Certain of the above transactions resulted in the recognition of a loss of $9.4 million recorded in (Losses) gains on early extinguishment of debt in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.4 million and $8.0 million in premium on the purchase of these notes.

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

Other Income, Net

Other income, net increased $1.7 million to $3.0 million in 2010 compared to $1.3 million in 2009, primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.

Other income, net decreased $3.6 million to $1.3 million in 2009 compared to $4.9 million in 2008, primarily due to a $3.1 million decline in interest income as a result of lower interest rates in 2009.

Provision for Income Taxes

The 2010 consolidated effective tax rate was 42.1%, compared to 38.3% and 40.2% in 2009 and 2008, respectively. Our 2010, 2009, and 2008 effective tax rate was negatively impacted by permanent book and tax basis differences related to North American asset divestitures. During 2010 we recognized U.S. tax on post-acquisition integration of certain Keystone entities into SCI’s structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates. During 2009 we experienced a decrease in state tax expense due to a restructuring of some of our state operating entities.

During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from pre-need sales of cemetery merchandise, and revenue from non-trusted customer payments for pre-need funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with § 481(a) of the U.S. Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under § 481(a) for 2010 of $190.3 million that represents a decrease in current year taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operating loss carryover. Although these changes have no tax impact on the overall effective tax rate, there is a savings in cash taxes including SCI’s eligibility for a quick refund of its 2010 Federal estimated tax payments of $7.1 million which should be received in 2011. This refund has been reflected as a receivable in other current assets. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for further discussion.

Weighted Average Shares

The diluted weighted average number of shares outstanding was 250.6 million in 2010, compared to 252.5 million in 2009, and 261.0 million in 2008. The decrease in all years reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for more information. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, business combinations, valuation of goodwill, valuation of intangible assets, valuation of long-lived assets, loss contract analysis, the use of estimates, fair value measurements, and non-controlling interests.

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

Under the Revenue Recognition Topic of the ASC revenue from constructed cemetery property is not recognized until a minimum percentage of the sales price has been collected. The revenues associated with a preneed cemetery contract, however, may be recognized as different contract events occur. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed and the merchandise is delivered. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. Upon the earlier of vendor storage of these items or delivery in our cemetery, we recognize the associated revenues and record the cost of sale. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with the Revenue Recognition Topic of the ASC.

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

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter with amounts recorded as of October 1, 2010, we concluded that there was no impairment of goodwill as of December 31, 2010.

For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.6% to 4.3% over a three-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using long-term growth rates of 2.6% and 2.9% for our funeral and cemetery reporting units, respectively.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2010.

Valuation of Intangible Assets

Our intangible assets include customer relationships, trademarks and tradenames, and other assets primarily resulting from acquisitions. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with the Intangibles Topic of the ASC annually during the fourth quarter.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using October 1 data, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.6% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $0.6 million impairment in Gains (losses) on divestitures and impairment charges, net on certain license assets.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2010.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topics of the ASC. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets.

Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. For additional information regarding impairment or disposal of long-lived assets, see Note 20 in Part II, Item 8. Financial Statements and Supplementary Data.

Loss Contract Analysis

We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2010, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.

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

Legal liability reserves — Contingent liabilities, principally for legal matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with the Contingencies Topic of the ASC. Liabilities accrued for legal matters require judgments regarding projected outcomes and a range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As disclosed in Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Income taxes — We compute income taxes using the liability method. Our ability to realize the benefit of our federal and state deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates.

During the fourth quarter of 2010, the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend is less than current year earnings and other prior year earnings required to be permanently reinvested. At December 31, 2010 and 2009, U.S. income taxes had not been provided on $256.0 million and $200.2 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.

We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2008. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the balance sheet within Other liabilities.

Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 4.80% and 5.97% as of December 31, 2010 and 2009, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. In 2008, we completed the termination of the Employee Retirement Plan of Rose Hills, and there are no remaining assets or liabilities under the plan.

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

As of December 31, 2010, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2010 were approximately $301.4 million over 19.8 years. The selected fully developed ultimate settlement value estimated was $343.4 million for the same period. Paid losses were $289.5 million indicating a reserve requirement of $53.9 million.

At December 31, 2010 and 2009, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)

Balance at December 31, 2008	$63.6
Additions	22.6
Payments	(28.3)

Balance at December 31, 2009	$57.9
Additions	24.2
Payments	(28.2)

Balance at December 31, 2010	$53.9

Fair Value Measurements

We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

On January 1, 2009, we adopted the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a non-recurring basis. Our adoption for these assets and liabilities did not have a material impact on our results of operations, consolidated financial position, or cash flows.

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

Noncontrolling Interests

The FASB issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively. As a result, we have modified our consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows, and consolidated statement of equity to incorporate the required disclosure of noncontrolling interest information. For more information, see Note 7 in Part II, Item 8. Financial Statements and Supplementary Data.

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

Cost and market values as of December 31, 2010 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.

Market-Rate Sensitive Instruments — Interest Rate Risk

At December 31, 2010 and 2009, approximately 93% and 85%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 6.80% and 6.52%, respectively. The fair market value of our debt was $52.5 million more than its carrying value at December 31, 2010. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $0.2 million. See Note 11 and 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

Market-Rate Sensitive Instruments — Currency Risk

At December 31, 2010 and 2009, our foreign currency exposure was primarily associated with the Canadian dollar and the euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $4.0 million for the year ended December 31, 2010 and $1.1 million for the year ended December 31, 2009.

At December 31, 2010, approximately 3% of our stockholders’ equity and 15% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 9% of our stockholders’ equity and 11% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2009. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PriceWaterhouseCooper LLP

Houston, Texas
February 14, 2011

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$2,190,552	$2,053,520	$2,155,622
Costs and expenses	(1,741,329)	(1,632,125)	(1,735,447)

Gross profits	449,223	421,395	420,175
General and administrative expenses	(103,689)	(102,501)	(88,851)
Gains (losses) on divestitures and impairment charges, net	8,512	4,253	(36,124)
Other operating income (expense)	—	740	(2,528)

Operating income	354,046	323,887	292,672
Interest expense	(128,196)	(128,981)	(134,274)
(Losses) gains on early extinguishment of debt	(9,400)	3,146	—
Other income, net	3,009	1,316	4,897

Income from continuing operations before income taxes	219,459	199,368	163,295
Provision for income taxes	(92,458)	(76,275)	(65,717)

Income from continuing operations	127,001	123,093	97,578
Loss from discontinued operations (net of income tax benefit of $0, $0 and $195, respectively)	—	—	(362)

Net income	127,001	123,093	97,216
Net (income) loss attributable to noncontrolling interests	(584)	5	(133)

Net income attributable to common stockholders	$126,417	$123,098	$97,083

Basic earnings per share:
Net income attributable to common stockholders	$.51	$.49	$.38

Basic weighted average number of shares	248,871	251,709	258,106

Diluted earnings per share:
Net income attributable to common stockholders	$.50	$.49	$.37

Diluted weighted average number of shares	250,602	252,484	260,983

Dividends declared per share	$.16	$.16	$.16

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$170,846	$179,745
Receivables, net	107,185	92,189
Deferred tax assets	41,371	51,534
Inventories	34,770	31,117
Current assets held for sale	552	1,197
Other	27,194	21,640

Total current assets	381,918	377,422

Preneed funeral receivables, net and trust investments	1,424,557	1,356,353
Preneed cemetery receivables, net and trust investments	1,563,893	1,382,717
Cemetery property, at cost	1,508,787	1,489,065
Property and equipment, net	1,627,698	1,591,074
Non-current assets held for sale	1,166	80,901
Goodwill	1,307,484	1,201,332
Deferred charges and other assets	388,018	522,389
Cemetery perpetual care trust investments	987,019	889,689

Total assets	$9,190,540	$8,890,942

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$342,651	$314,277
Current maturities of long-term debt	22,502	49,957
Current liabilities held for sale	—	501
Income taxes	1,474	2,236

Total current liabilities	366,627	366,971

Long-term debt	1,832,380	1,840,532
Deferred preneed funeral revenues	580,223	596,966
Deferred preneed cemetery revenues	813,493	817,543
Deferred tax liability	323,304	246,730
Non-current liabilities held for sale	430	68,332
Other liabilities	399,189	378,768
Deferred preneed funeral and cemetery receipts held in trust	2,408,074	2,201,403
Care trusts’ corpus	986,872	890,909
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 242,019,650 and 254,027,384 shares issued, respectively, and 241,035,250 and 254,017,384 shares outstanding, respectively	241,035	254,017
Capital in excess of par value	1,603,112	1,735,493
Accumulated deficit	(477,459)	(603,876)
Accumulated other comprehensive income	112,768	97,142

Total common stockholders’ equity	1,479,456	1,482,776
Noncontrolling interests	492	12

Total equity	1,479,948	1,482,788

Total liabilities and equity	$9,190,540	$8,890,942

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$127,001	$123,093	$97,216
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	362
Losses (gains) on early extinguishments of debt	9,400	(3,146)	—
Depreciation and amortization	116,391	111,102	114,157
Amortization of intangible assets	25,197	21,698	23,636
Amortization of cemetery property	32,418	30,664	32,690
Amortization of loan costs	4,266	7,575	3,573
Provision for doubtful accounts	8,155	11,351	9,243
Provision for deferred income taxes	76,934	57,866	109,118
(Gains) losses on divestitures and impairment charges, net	(8,512)	(4,253)	36,124
Share-based compensation	8,878	9,684	9,970
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(14,561)	(8,245)	(409)
Decrease in other assets	2,603	11,161	26,100
Increase (decrease) in payables and other liabilities	16,374	30,899	(143,956)
Effect of preneed funeral production maturities:
Decrease in preneed funeral receivables, net and trust investments	45,988	18,963	7,271
(Decrease) increase in deferred preneed funeral revenue	(14,778)	92	23,785
Decrease in deferred preneed funeral receipts held in trust	(36,322)	(22,558)	(23,334)
Effect of preneed cemetery production and maturities:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(53,224)	(41,427)	36,333
Increase in deferred preneed cemetery revenue	10,558	24,999	11,408
Decrease in deferred preneed cemetery receipts held in trust	(648)	(11,702)	(22,388)
Other	(1,739)	4,254	(585)

Net cash provided by operating activities	354,379	372,070	350,314
Cash flows from investing activities:
Capital expenditures	(97,899)	(83,790)	(154,101)
Acquisitions	(299,083)	(84,932)	(8,828)
Proceeds from divestitures and sales of property and equipment, net	90,835	32,696	32,543
Net withdrawals (deposits) of restricted funds and other	26,437	(16,459)	(21,741)

Net cash used in investing activities from continuing operations	(279,710)	(152,485)	(152,127)
Net cash provided by investing activities from discontinued operations	—	—	858

Net cash used in investing activities	(279,710)	(152,485)	(151,269)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	510,000	150,000	82,133
Debt issuance costs	(11,828)	(8,146)	—
Payments of debt	(263,063)	(33,058)	(112,302)
Early extinguishment of debt	(119,105)	(236,114)	—
Principal payments on capital leases	(46,214)	(24,288)	(25,851)
Proceeds from exercise of stock options	1,759	17,407	14,812
Purchase of Company common stock	(116,878)	—	(142,155)
Payments of dividends	(40,001)	(40,195)	(41,501)
Bank overdrafts and other	(2,856)	(4,036)	(5,779)

Net cash used in financing activities	(88,186)	(178,430)	(230,643)
Effect of foreign currency	4,618	10,193	(8,599)

Net (decrease) increase in cash and cash equivalents	(8,899)	51,348	(40,197)
Cash and cash equivalents at beginning of period	179,745	128,397	168,594

Cash and cash equivalents at end of period	$170,846	$179,745	$128,397

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENT OF EQUITY

					Accumulated
		Treasury	Capital in		Other
	Common	Stock,	Excess of	Accumulated	Comprehensive	Noncontrolling
	Stock	Par Value	Par Value	Deficit	Income	Interest	Total
	(In thousands, except per share amounts)

Balance at December 31, 2007	$264,819	$(1,961)	$1,874,600	$(797,965)	$152,590	$—	$1,492,083
Comprehensive income:
Net income				97,083		133	97,216
Foreign currency translation					(115,941)		(115,941)

Total comprehensive loss							(18,725)
Cumulative effect of accounting change				(3,265)			(3,265)
Dividends declared on common stock ($.16 per share)			(40,895)				(40,895)
Stock option exercises	3,944		10,868				14,812
Reversal of tax benefits related to share-based awards			(18,513)				(18,513)
Restricted stock award, net of forfeitures and other	293	61	355				709
Employee share-based compensation earned			9,261				9,261
Purchase of Company common stock		(17,684)	(101,862)	(22,609)			(142,155)
Noncontrolling interest payments						(133)	(133)
Retirement of treasury shares	(19,103)	19,103					—

Balance at December 31, 2008	$249,953	$(481)	$1,733,814	$(726,756)	$36,649	$—	$1,293,179

Comprehensive income:
Net income				123,098		(5)	123,093
Foreign currency translation					60,493	30	60,523

Total comprehensive income							183,616
Tax benefits related to share-based awards			19,059				19,059
Dividends declared on common stock ($.16 per share)			(40,381)				(40,381)
Stock option exercises	3,643		13,764				17,407
Restricted stock awards, net of forfeitures and other	830		(830)				—
Employee share-based compensation			9,684				9,684
Issuance of shares from treasury stock	1	71	383				455
Noncontrolling interest payments						(231)	(231)
Retirement of treasury shares	(400)	400					—
Other				(218)		218	—

Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788

Comprehensive income:
Net income				126,417		584	127,001
Foreign currency translation					15,626	9	15,635

Total comprehensive income							142,636
Tax benefits related to share-based awards			(229)				(229)
Dividends declared on common stock ($.16 per share)			(39,442)				(39,442)
Stock option exercises	431		1,328				1,759
Restricted stock awards, net of forfeitures	532		(532)
Employee share-based compensation earned			8,878				8,878
Purchase of Company common stock		(14,008)	(102,870)				(116,878)
Noncontrolling interest payments						(113)	(113)
Retirement of treasury shares	(12,973)	12,973
Other	3	60	486				549

Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, the majority of our cash was invested in commercial paper. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our funeral and cemetery preneed and atneed receivables as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are generally managed by the locations until a receivable is 180 days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, relocation, and demographic or competitive changes in our areas of operation.

Inventories and Cemetery Property

Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract.

Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $116.4 million, $111.1 million, and $114.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.

Leases

We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2010. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 13.

Goodwill

The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. We performed our annual impairment test of goodwill in accordance with the Intangibles Topic of the Accounting Standards Codification (ASC) during the fourth quarter.

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter, we concluded that there was no impairment of goodwill as of December 31, 2010.

For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.6% to 4.3% over a three-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 2.6% and 2.9% for our funeral and cemetery reporting units, respectively.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2010.

Other Intangible Assets

Our intangible assets include cemetery customer relationships, trademarks and tradenames, and other assets primarily resulting from acquisitions. Our trademark and tradenames and water rights assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets in accordance with the Intangibles Topic of the ASC annually during the fourth quarter.

Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would be 4% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.6% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $0.6 million impairment on certain intangible assets as of December 31, 2010.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2010.

Our preneed backlog intangible asset is relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives of 10-20 years.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for preneed backlog intangible asset and other intangible assets was $25.2 million, $21.7 million, and $23.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. Under this guidance, long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. No long-lived asset impairment reviews were required in 2010. While we believe our estimates of undiscounted future cash flows used in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We determined the fair value of assets to be disposed of using a market approach. See Note 20 for additional information related to assets to be disposed.

Treasury Stock

We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 15, 2010, we cancelled 13.0 million shares of common stock held in our treasury. We cancelled 0.4 million and 19.1 million shares of common stock held in our treasury in 2009 and 2008, respectively. These retired treasury shares were changed to authorized but unissued status.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements and Disclosure (FVM&D) Topic of the ASC. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about instruments measured at fair value. The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

On January 1, 2009, we adopted the guidance for our non-financial assets and liabilities, such as goodwill and property and equipment, that we disclose or recognize at fair value on a non-recurring basis. Our adoption for these assets and liabilities did not have a material impact on our results of operations, consolidated financial position, or cash flows.

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

Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered and services are performed. See Note 4 for more information regarding preneed funeral activities.

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

Preneed Funeral and Cemetery Receivables

We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These receivables are considered past due after 30 days. As of December 31, 2010, $597.2 million of our receivables were not past due, $0.5 million were past due between 1 and 90 days, and $102.0 million were past due for greater than 90 days. We recorded interest on these receivables on a cash, or non-accrual, basis. Based on historical experience, we have provided an allowance for cancellation on these receivables of $77.8 million as of December 31, 2010. If a preneed contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust.

Income Taxes

We compute income taxes using the liability method. Our ability to realize the benefit of our federal and state deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance if

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates.

Variable Interest Entities

In June 2009, the FASB amended its authoritative guidance to improve financial reporting by enterprises involved with variable interest entities (VIE). Specifically, the amended guidance addresses: (1) the impact resulting from the elimination of the qualifying special-purpose entity concept in previously issued guidance, and (2) constituent concerns about the application of certain key provisions of the existing guidance on the consolidation of variable interest entities, including those in which the accounting and disclosures under the existing guidance do not always provide timely and useful information about an enterprise’s involvement in a VIE. We adopted the amended guidance on January 1, 2010, and its adoption did not impact our consolidated financial statements.

In December 2009, the FASB issued additional guidance on improving financial reporting by enterprises involved with variable interest entities by clarifying the principal objectives of required disclosures, which include: (1) the significant judgments and assumptions made by a reporting unit, 2) the nature of restrictions on a consolidated VIE’s assets reported by a reporting entity in its statement of financial position, including the carrying amounts of such assets and liabilities, (3) the nature of, and changes in, the risks associated with a reporting entity’s involvement with the VIE, and (4) how a reporting entity’s involvement with the VIE affects the reporting entity’s financial position, financial performance, and cash flows. We adopted the amended guidance on January 1, 2010, and its adoption did not impact our consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements and Accounting Changes

Business Combinations

In December 2010, the FASB proposed update for the Business Combinations Topic of the ASC on disclosure requirements of supplementary Pro Forma Information for Business Combinations. The amendments specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amended guidance is effective for us for all acquisitions occurring after January 1, 2011, if any, for which proforma information is required.

Receivables

In July 2010, the FASB amended the Receivables Topic of the ASC to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The guidance also requires disclosing credit quality indicators, past due information, and modifications of its financing receivables. The amended guidance is effective for us with this annual report. See additional disclosures in Note 2.

In January 2011, the FASB amended the Receivables Topic of the ASC to defer the effective date of disclosures about troubled debt restructuring. The update proposed guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment and for disclosure of troubled debt restructurings. The amended guidance is effective for us in the second quarter of 2011. We do not believe this guidance will have any impact on our consolidated financial condition or results of operations.

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

Fair Value Measurements

In January 2010, the FASB amended the FVM&D Topic of the ASC to require additional disclosures on 1) transfers between levels, 2) Level 3 activity presented on a gross basis, 3) valuation techniques, and 4) inputs into the valuation. Except for Item 2 above, the additional disclosures were adopted in the first quarter of 2010 with no impact on our consolidated financial condition or results of operations. The disclosures in Item 2 will be required to be presented in the first quarter of 2011.

Multi-Deliverable Arrangements

In October 2009, the FASB issued authoritative guidance which impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance is effective for us in the first quarter of 2011, and its adoption will not impact our consolidated financial statements.

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

The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2010	2009	2008
		(In thousands)

Deposits	$80,027	$85,901	$93,586
Withdrawals	$103,418	$104,437	$122,294
Purchases of available-for-sale securities	$467,221	$372,058	$383,975
Sales of available-for-sale securities	$479,128	$398,984	$382,940
Realized gains from sales of available-for-sale securities	$36,807	$28,715	$46,703
Realized losses from sales of available-for-sale securities	$(46,601)	$(57,118)	$(76,192)

The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2010	2009
	(In thousands)

Trust investments, at market	$875,043	$771,945
Cash and cash equivalents	121,223	153,126
Insurance-backed fixed income securities	220,287	214,255
Assets associated with businesses held for sale	(11)	(377)

Trust investments	1,216,542	1,138,949
Receivables from customers	247,434	256,009
Unearned finance charge	(5,620)	(6,129)

	1,458,356	1,388,829
Allowance for cancellation	(33,799)	(32,476)

Preneed funeral receivables and trust investments	$1,424,557	$1,356,353

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2010	2009	2008
		(In thousands)

Beginning balance — Preneed funeral receivables and trust investments	$1,356,353	$1,191,692	$1,434,403
Net preneed contract sales	126,121	155,834	155,988
Cash receipts from customers	(99,142)	(118,049)	(119,981)
Deposits to trust	80,027	85,901	93,586
Acquisitions (dispositions) of businesses, net	29,607	(6,226)	23,838
Net undistributed investment earnings (losses)(1)	82,097	164,003	(217,767)
Maturities and distributed earnings	(140,593)	(141,135)	(144,257)
Change in cancellation allowance	(1,140)	(2,054)	(603)
Effect of foreign currency and other	(8,773)	26,387	(33,515)

Ending balance — Preneed funeral receivables and trust investments	$1,424,557	$1,356,353	$1,191,692

(1)	Includes both realized and unrealized investment earnings (losses).

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at December 31, 2010 and 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our funeral merchandise and service trust investments was 104% and 96% of the related cost basis of such investments as of December 31, 2010 and 2009, respectively.

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	$71,948	$2,061	$(334)	$73,675
Canadian government	121,137	1,004	(20)	122,121
Corporate	33,627	2,751	(285)	36,093
Residential mortgage-backed	5,310	135	(22)	5,423
Asset-backed	2,984	97	(2)	3,079
Equity securities:
Preferred Stock	2,835	296	(78)	3,053
Common stock:
United States	268,650	63,301	(8,391)	323,560
Canada	22,452	4,542	(798)	26,196
Other international	21,611	2,240	(2,330)	21,521
Mutual funds:
Equity	116,260	6,123	(18,289)	104,094
Fixed income	134,181	6,316	(5,628)	134,869
Private equity	27,864	1,395	(16,890)	12,369
Other	8,833	615	(458)	8,990

Trust investments	$837,692	$90,876	$(53,525)	$875,043

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	$40,065	$1,258	$(65)	$41,258
Canadian government	104,713	1,430	(47)	106,096
Corporate	29,778	2,091	(21)	31,848
Residential mortgage-backed	6,573	119	(10)	6,682
Asset-backed	3,188	76	—	3,264
Equity securities:
Common Stock:
United States	284,392	37,212	(22,811)	298,793
Canada	25,535	2,707	(873)	27,369
Other international	17,336	1,324	(2,686)	15,974
Mutual funds:
Equity	118,018	2,277	(27,153)	93,142
Fixed income	151,918	2,135	(18,586)	135,467
Private equity	24,445	1,529	(14,808)	11,166
Other	1,503	359	(976)	886

Trust investments	$807,464	$52,517	$(88,036)	$771,945

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

As of December 31, 2010, our unfunded commitment for our private equity and other investments was $5.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.

The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
		(In thousands)

Trust investments at December 31, 2010	$610,240	$243,444	$21,359	$875,043
Trust investments at December 31, 2009	$570,745	$189,148	$12,052	$771,945

The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008

Fair market value, beginning balance at January 1,	$12,052	$40,880	$37,865
Net unrealized losses included in Accumulated other comprehensive income(1)	(3,949)	(9,205)	(5,920)
Net realized (losses) gains included in Other income, net(2)	(530)	(27)	420
Purchases, sales, contributions, and distributions, net	13,786	2,295	8,515
Transfers out of Level 3	—	(21,891)	—

Fair market value, ending balance at December 31,	$21,359	$12,052	$40,880

(1)	All unrealized losses recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at December 31, 2010 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$136,409
Due in one to five years	48,019
Due in five to ten years	36,815
Thereafter	19,148

$240,391

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $29.5 million, $23.7 million, and $37.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the years ended December 31, 2010, 2009, and 2008, we recorded an $8.1 million, a $22.5 million, and a $9.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2010 and 2009, are shown in the following tables.

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$10,433	$(316)	$393	$(18)	$10,826	$(334)
Canadian government	1,632	(2)	668	(18)	2,300	(20)
Corporate	5,619	(285)	—	—	5,619	(285)
Residential mortgage-backed	836	(9)	263	(13)	1,099	(22)
Asset-backed	225	(1)	53	(1)	278	(2)
Equity securities:
Preferred Stock	1,045	(78)	—	—	1,045	(78)
Common stock:
United States	41,491	(3,019)	24,919	(5,372)	66,410	(8,391)
Canada	4,493	(324)	1,361	(474)	5,854	(798)
Other international	5,251	(862)	3,446	(1,468)	8,697	(2,330)
Mutual funds:
Equity	3,778	(110)	61,844	(18,179)	65,622	(18,289)
Fixed income	9,630	(156)	8,818	(5,472)	18,448	(5,628)
Private equity	214	(71)	6,715	(16,819)	6,929	(16,890)
Other	8	(2)	309	(456)	317	(458)

Total temporarily impaired securities	$84,655	$(5,235)	$108,789	$(48,290)	$193,444	$(53,525)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$2,707	$(40)	$2,296	$(25)	$5,003	$(65)
Canadian government	5,367	(47)	—	—	5,367	(47)
Corporate	1,517	(21)	—	—	1,517	(21)
Mortgage-backed	1,494	(10)	—	—	1,494	(10)
Equity securities:
Common stock:
United States	67,044	(6,031)	56,926	(16,780)	123,970	(22,811)
Canada	4,153	(480)	2,879	(393)	7,032	(873)
Other international	3,491	(362)	6,115	(2,324)	9,606	(2,686)
Mutual funds:
Equity	60,413	(24,928)	20,945	(2,225)	81,358	(27,153)
Fixed income	46,542	(10,471)	22,684	(8,115)	69,226	(18,586)
Private equity	1,801	(1,743)	3,067	(13,065)	4,868	(14,808)
Other	109	(203)	143	(773)	252	(976)

Total temporarily impaired securities	$194,638	$(44,336)	$115,055	$(43,700)	$309,693	$(88,036)

Deferred Preneed Funeral Revenues

At December 31, 2010 and 2009, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.

The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2010	2009	2008
	(In thousands)

Beginning balance — Deferred preneed funeral revenues, net	$596,966	$588,198	$526,668
Net preneed contract sales	112,678	141,752	149,150
Acquisitions (dispositions) of businesses, net	26,816	(794)	41,469
Net investment earnings (losses)(1)	83,605	135,842	(191,601)
Recognized deferred preneed revenues	(151,484)	(153,382)	(162,409)
Change in cancellation allowance	(761)	(2,972)	(2,336)
Change in deferred preneed funeral receipts held in trust	(69,694)	(117,181)	222,565
Effect of foreign currency and other	(17,903)	5,503	4,692

Ending balance — Deferred preneed funeral revenues, net	$580,223	$596,966	$588,198

(1)	Includes both realized and unrealized investment earnings (losses).

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance-Funded Preneed Funeral Contracts

Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2010, 2009, and 2008 were $68.3 million, $57.3 million, and $51.5 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

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

The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2010	2009	2008
		(In thousands)

Deposits	$96,864	$92,687	$106,724
Withdrawals	100,474	104,580	132,725
Purchases of available-for-sale securities	638,368	625,248	846,679
Sales of available-for-sale securities	592,813	593,133	424,009
Realized gains from sales of available-for-sale securities	43,413	44,972	47,411
Realized losses from sales of available-for-sale securities	(51,771)	(75,254)	(85,527)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2010	2009
	(In thousands)

Trust investments, at market	$1,062,771	$957,608
Cash and cash equivalents	123,465	145,668
Insurance backed fixed income securities	9,158	10,492
Assets associated with businesses held for sale	(599)	(47,726)

Trust investments	1,194,795	1,066,042
Receivables from customers	452,296	396,918
Unearned finance charges	(39,205)	(41,517)

	1,607,886	1,421,443
Allowance for cancellation	(43,993)	(38,726)

Preneed cemetery receivables and trust investments	$1,563,893	$1,382,717

The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2010	2009	2008
		(In thousands)

Beginning balance — Preneed cemetery receivables and trust investments	$1,382,717	$1,062,952	$1,428,057
Net preneed contract sales	423,985	408,328	424,939
Acquisitions of businesses, net	5,508	7,749	8,728
Net undistributed investment earnings (losses)(1)	121,225	271,804	(336,263)
Cash receipts from customers, net of refunds	(373,071)	(351,459)	(432,468)
Deposits to trust	96,864	92,687	106,724
Maturities, deliveries, and associated earnings	(100,474)	(104,580)	(132,725)
Change in cancellation allowance	(3,764)	(10,141)	8,328
Effect of foreign currency and other	10,903	5,377	(12,368)

Ending balance — Preneed cemetery receivables and trust investments	$1,563,893	$1,382,717	$1,062,952

(1)	Includes both realized and unrealized investment earnings (losses).

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2010 and 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery merchandise and service trust investments was 106% and 95% of the related cost basis of such investments as of December 31, 2010 and 2009, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	$50,884	$2,493	$(307)	$53,070
Canadian government	15,669	362	(4)	16,027
Corporate	39,265	3,387	(402)	42,250
Residential mortgage-backed	863	31	(1)	893
Asset-backed	6,336	261	(5)	6,592
Equity securities:
Preferred stock	4,577	453	(124)	4,906
Common stock:
United States	386,537	82,385	(10,821)	458,101
Canada	17,279	3,869	(850)	20,298
Other international	31,466	2,485	(3,645)	30,306
Mutual funds:
Equity	202,328	15,173	(18,569)	198,932
Fixed income	226,567	8,537	(9,959)	225,145
Private equity	19,596	13	(13,890)	5,719
Other	874	43	(385)	532

Trust investments	$1,002,241	$119,492	$(58,962)	$1,062,771

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	$32,084	$1,169	$(81)	$33,172
Canadian government	15,664	224	(53)	15,835
Corporate	9,065	438	(3)	9,500
Residential mortgage-backed	1,460	19	(2)	1,477
Asset-backed	6,476	193	—	6,669
Equity securities:
Common stock:
United States	403,208	47,040	(26,962)	423,286
Canada	18,653	2,021	(1,183)	19,491
Other international	26,567	1,433	(3,841)	24,159
Mutual funds:
Equity	241,763	4,028	(38,093)	207,698
Fixed income	233,999	2,699	(24,718)	211,980
Private equity	14,968	8	(11,000)	3,976
Other	1,230	34	(899)	365

Trust investments	$1,005,137	$59,306	$(106,835)	$957,608

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

As of December 31, 2010, our unfunded commitment for our private equity and other investments was $5.6 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.

The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)

Trust investments at December 31, 2010	$932,782	$123,738	$6,251	$1,062,771
Trust investments at December 31, 2009	$886,614	$66,653	$4,341	$957,608

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Fair market value, beginning balance at January 1,	$4,341	$31,837	$21,809
Net unrealized losses included in Accumulated other comprehensive income(1)	(4,304)	(14,039)	(3,109)
Net realized (losses) gains included in Other income, net(2)	(529)	(27)	325
Purchases, sales, contributions, and distributions, net	6,743	2,162	12,812
Transfers out of Level 3	—	(15,592)	—

Fair market value, ending balance at December 31	$6,251	$4,341	$31,837

(1)	All unrealized losses recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All (losses) gains recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities (excluding mutual funds) at December 31, 2010 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$1,807
Due in one to five years	53,223
Due in five to ten years	39,018
Thereafter	24,784

$118,832

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $15.1 million, $8.6 million, and $9.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the years ended December 31, 2010, 2009, and 2008, we recorded a $5.7 million, a $41.2 million, and an $11.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2010 and 2009, are shown in the following tables:

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$6,057	$(295)	$315	$(12)	$6,372	$(307)
Canadian government	2,908	(4)	—	—	2,908	(4)
Corporate	8,577	(402)	—	—	8,577	(402)
Residential mortgage-backed	—	—	20	(1)	20	(1)
Asset-backed	766	(4)	56	(1)	822	(5)
Equity securities:
Preferred stock:	1,749	(124)	—	—	1,749	(124)
Common stock:
United States	63,027	(4,450)	31,108	(6,371)	94,135	(10,821)
Canada	3,131	(181)	1,475	(669)	4,606	(850)
Other international	8,542	(1,403)	5,259	(2,242)	13,801	(3,645)
Mutual funds:
Equity	5,107	(112)	92,630	(18,457)	97,737	(18,569)
Fixed income	25,887	(354)	14,600	(9,605)	40,487	(9,959)
Private equity	—	—	5,557	(13,890)	5,557	(13,890)
Other	7	(1)	303	(384)	310	(385)

Total temporarily impaired securities	$125,758	$(7,330)	$151,323	$(51,632)	$277,081	$(58,962)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$2,624	$(65)	$1,171	$(16)	$3,795	$(81)
Canadian government	5,262	(53)	—	—	5,262	(53)
Corporate	212	(3)	—	—	212	(3)
Residential mortgage-backed	267	(2)	—	—	267	(2)
Equity securities:
Common stock:
United States	106,741	(7,151)	69,731	(19,811)	176,472	(26,962)
Canada	4,445	(407)	2,587	(776)	7,032	(1,183)
Other international	7,453	(830)	9,177	(3,011)	16,630	(3,841)
Mutual funds:
Equity	123,439	(33,152)	44,463	(4,941)	167,902	(38,093)
Fixed income	131,246	(16,036)	28,203	(8,682)	159,449	(24,718)
Private equity	2,398	(4,056)	1,571	(6,944)	3,969	(11,000)
Other	147	(252)	95	(647)	242	(899)

Total temporarily impaired securities	$384,234	$(62,007)	$156,998	$(44,828)	$541,232	$(106,835)

Deferred Preneed Cemetery Revenues

At December 31, 2010 and 2009, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.

The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2010	2009	2008
	(In thousands)

Beginning balance — Deferred preneed cemetery revenues	$817,543	$771,117	$753,876
Net preneed and atneed deferred sales	349,786	342,984	338,114
Acquisitions of businesses, net	1,090	5,461	529
Net investment earnings (losses)(1)	117,331	242,483	(299,422)
Recognized deferred preneed revenues	(347,996)	(325,036)	(356,501)
Change in cancellation allowance	(2,457)	10,855	7,866
Change in deferred preneed cemetery receipts held in trust	(125,974)	(235,031)	330,333
Effect of foreign currency and other	4,170	4,710	(3,678)

Ending balance — Deferred preneed cemetery revenues	$813,493	$817,543	$771,117

(1)	Includes both realized and unrealized investment earnings (losses).

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Cemetery Perpetual Care Trusts

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

The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2010	2009	2008
	(In thousands)

Deposits	$22,828	$22,336	$23,347
Withdrawals	41,418	31,196	31,628
Purchases of available-for-sale securities	442,219	369,536	218,140
Sales of available-for-sale securities	365,017	285,370	222,445
Realized gains from sales of available-for-sale securities	11,753	11,288	19,070
Realized losses from sales of available-for-sale securities	(9,792)	(20,512)	(32,312)

The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2010	2009
	(In thousands)

Trust investments, at market	$922,228	$814,640
Cash and cash equivalents	64,791	92,153
Assets associated with business held for sale	—	(17,104)

Cemetery perpetual care trust investments	$987,019	$889,689

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2010 and 2009 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 103% and 95% of the related cost basis of such investments as of December 31, 2010 and 2009, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	$5,651	$863	$(31)	$6,483
Canadian government	26,702	642	(7)	27,337
Corporate	48,278	5,219	(249)	53,248
Residential mortgage-backed	1,764	55	(6)	1,813
Asset-backed	363	5	—	368
Equity securities:
Preferred stock	7,789	1,385	(112)	9,062
Common stock:
United States	116,799	16,916	(6,640)	127,075
Canada	11,510	2,510	(758)	13,262
Other international	16,004	2,175	(1,845)	16,334
Mutual funds:
Equity	65,114	6,964	(7,239)	64,839
Fixed income	562,879	24,773	(2,334)	585,318
Private equity	23,428	351	(13,344)	10,435
Other	8,475	836	(2,657)	6,654

Cemetery perpetual care trust investments	$894,756	$62,694	$(35,222)	$922,228

	December 31, 2009
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)

Fixed income securities:
U.S. Treasury	5,031	852	(9)	5,874
Canadian government	26,688	378	(92)	26,974
Corporate	40,703	3,079	(367)	43,415
Residential mortgage-backed	1,923	35	(9)	1,949
Asset-backed	520	8	—	528
Equity securities:
Preferred stock	5,803	1,389	(259)	6,933
Common stock:
United States	113,147	7,348	(12,016)	108,479
Canada	10,016	677	(970)	9,723
Other international	12,558	1,237	(2,450)	11,345
Mutual funds:
Equity	69,376	2,023	(15,598)	55,801
Fixed income	534,137	4,384	(9,845)	528,676
Private equity	28,853	394	(18,235)	11,012
Other	8,568	748	(5,385)	3,931

Cemetery perpetual care trust investments	$857,323	$22,552	$(65,235)	$814,640

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

Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.

The inputs into the fair value of our market-based cemetery perpetual care investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)

Trust investments at December 31, 2010	$806,828	$98,311	$17,089	$922,228
Trust investments at December 31, 2009	$714,024	$85,673	$14,943	$814,640

The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Fair market value, beginning balance	$14,943	$48,276	$32,644
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	7,018	(27,920)	(13,569)
Net realized (losses) gains included in Other income, net(2)	(2,613)	(121)	32
Purchases, sales, contributions, and distributions, net	(2,259)	1,920	29,169
Transfers out of Level 3	—	(7,212)	—

Fair market value, ending balance	$17,089	$14,943	$48,276

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All (losses) gains recognized in Other income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at December 31, 2010 are estimated as follows:

Fair Market
Value
(In thousands)

Due in one year or less	$5,477
Due in one to five years	41,430
Due in five to ten years	27,490
Thereafter	14,852

$89,249

Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $38.6 million, $37.6 million, and $36.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the years ended December 31, 2010, 2009, and 2008, we recorded a $7.8 million, a $13.1 million, and a $2.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values and the duration of unrealized losses for the years ended December 31, 2010 and 2009, are shown in the following table:

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$1,669	$(31)	$—	$—	$1,669	$(31)
Canadian government	4,966	(7)	—	—	4,966	(7)
Corporate	9,181	(221)	675	(28)	9,856	(249)
Residential mortgage-backed	137	(2)	92	(4)	229	(6)
Equity securities:
Preferred stock	1,561	(90)	29	(22)	1,590	(112)
Common stock:
United States	15,419	(1,464)	16,419	(5,176)	31,838	(6,640)
Canada	1,545	(82)	1,454	(676)	2,999	(758)
Other international	3,175	(242)	2,383	(1,603)	5,558	(1,845)
Mutual funds:
Equity	866	(10)	29,974	(7,229)	30,840	(7,239)
Fixed income	18,166	(134)	53,553	(2,200)	71,719	(2,334)
Private equity	1	(1)	10,060	(13,343)	10,061	(13,344)
Other	1	(2)	5,568	(2,655)	5,569	(2,657)

Total temporarily impaired securities	$56,687	$(2,286)	$120,207	$(32,936)	$176,894	$(35,222)

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Fixed income securities:
U.S. Treasury	$1,029	$(9)	$—	$—	$1,029	$(9)
Canadian government	9,053	(92)	—	—	9,053	(92)
Corporate	4,739	(92)	2,780	(275)	7,519	(367)
Residential mortgage-backed	1,426	(9)	—	—	1,426	(9)
Equity securities:
Preferred stock	511	(47)	734	(212)	1,245	(259)
Common stock:
United States	19,069	(1,529)	31,553	(10,487)	50,622	(12,016)
Canada	1,253	(229)	2,637	(741)	3,890	(970)
Other international	1,102	(17)	3,086	(2,433)	4,188	(2,450)
Mutual funds:
Equity	21,152	(9,290)	16,051	(6,308)	37,203	(15,598)
Fixed income	285,936	(7,512)	36,141	(2,333)	322,077	(9,845)
Private equity	4,387	(7,249)	6,201	(10,986)	10,588	(18,235)
Other	1,220	(2,017)	1,720	(3,368)	2,940	(5,385)

Total temporarily impaired securities	$350,877	$(28,092)	$100,903	$(37,143)	$451,780	$(65,235)

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2010 and 2009 are detailed below.

	December 31, 2010			December 31, 2009
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
		(In thousands)			(In thousands)

Trust investments	$1,216,542	$1,194,795	$2,411,337	$1,138,949	$1,066,042	$2,204,991
Accrued trust operating payables, deferred tax assets, and other	(975)	(2,288)	(3,263)	(1,449)	(2,139)	(3,588)

Deferred preneed funeral and cemetery receipts held in trust	$1,215,567	$1,192,507	$2,408,074	$1,137,500	$1,063,903	$2,201,403

Care Trusts’ Corpus

The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.

The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2010 and 2009 are detailed below.

	December 31, 2010	December 31, 2009
	(In thousands)

Cemetery perpetual care trust investments	$987,019	$889,689
Accrued trust operating payables, deferred tax assets, and other	(147)	1,220

Care trusts’ corpus	$986,872	$890,909

Other Income, Net

The components of Other income, net in our consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)

Realized gains	$36,807	$43,413	$11,753	$—	$91,973
Realized losses and impairment charges	(54,736)	(57,520)	(17,563)	—	(129,819)
Interest, dividend, and other ordinary income	18,571	22,464	34,356	—	75,391
Trust expenses and income taxes	(4,920)	(9,708)	(1,872)	—	(16,500)

Net trust investment (loss) income	(4,278)	(1,351)	26,674	—	21,045
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	4,278	1,351	(26,674)	—	(21,045)
Other income, net	—	—	—	3,009	3,009

Total other income, net	$—	$—	$—	$3,009	$3,009

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
	(In thousands)

Realized gains	$28,715	$44,972	$11,288	$—	$84,975
Realized losses and impairment charges	(79,594)	(116,499)	(33,579)	—	(229,672)
Interest, dividend, and other ordinary income	21,694	25,273	37,436	—	84,403
Trust expenses and income taxes	(4,127)	(3,789)	(3,240)	—	(11,156)

Net trust investment (loss) income	(33,312)	(50,043)	11,905	—	(71,450)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	33,312	50,043	(11,905)	—	71,450
Other income, net	—	—	—	1,316	1,316

Total other income, net	$—	$—	$—	$1,316	$1,316

	Year Ended December 31, 2008
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)

Realized gains	$46,703	$47,411	$19,070	$—	$113,184
Realized losses and impairment charges	(85,298)	(96,919)	(34,338)	—	(216,555)
Interest, dividend, and other ordinary income	43,265	31,894	37,177	—	112,336
Trust expenses and income taxes	(14,090)	(22,619)	(837)	—	(37,546)

Net trust investment (loss) income	(9,420)	(40,233)	21,072	—	(28,581)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,420	40,233	(21,072)	—	28,581
Other income, net	—	—	—	4,897	4,897

Total other income, net	$—	$—	$—	$4,897	$4,897

8.	Keystone Acquisition

In March 2010, pursuant to a tender offer, we acquired Keystone North America, Inc. (Keystone) for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which includes the refinancing of $80.7 million of Keystone’s debt.

We incurred acquisition costs of $7.1 million of which $3.7 million is included in General and Administrative Expenses for the year ended December 31, 2010, respectively, and the remainder was incurred in prior periods.

The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Keystone enhances our network footprint, enabling us to serve a number of new, complementary areas;

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of March 26, 2010, for various purchase price allocation adjustments made subsequent to our first quarter results:

(In thousands)

Accounts receivable	$6,131
Other current assets	20,204
Cemetery property	19,949
Property and equipment, net	105,888
Preneed funeral and cemetery receivables and trust investments	66,395
Intangible assets	68,012
Deferred charges and other assets	6,533
Goodwill	107,908

Total assets acquired	401,020
Current liabilities	11,371
Long-term debt	2,548
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	69,052
Deferred tax liability	20,939
Other liabilities	8,248

Total liabilities assumed	112,158

Net assets acquired	$288,862

The gross amount of accounts receivable is $8.2 million, of which $2.1 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $5.2 million. The gross amount due under the contracts is $5.5 million, of which $0.3 million is not expected to be collected.

We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-K to complete our review of individual contracts, agreements, and accounting records of Keystone.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $107.9 million in goodwill recognized, $4.3 million was allocated to our cemetery segment and $103.6 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The $68.0 million in identified intangible assets consists of the following:

	Useful Life	Fair Value
	(In thousands)

Preneed customer relationships related to insurance claims	10 years	$15,200
Preneed deferred revenue	10 — 14 years	1,740
Covenants-not-to-compete	5 — 15 years	13,332
Operating leases	5 — 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500

Total intangible assets		$68,012

Included in our results of operations for the twelve months ended December 31, 2010 is revenue of $83.7 million and net income of $16.7 million for the period from the acquisition date (March 26, 2010) through December 31, 2010. The following unaudited pro forma summary presents financial information as if the acquisition had occurred at the beginning of each year presented for the consolidated company:

	2010	2009
	(In thousands)

Revenue	$2,220,204	$2,176,166
Net income	$129,970	$141,177

9.	Goodwill

The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows (in thousands):

	2010			2009
	Funeral	Cemetery	Total	Funeral	Cemetery	Total

Balance as of January 1:
Goodwill	$1,140,742	$207,384	$1,348,126	$1,124,219	$201,544	$1,325,763
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)

	1,140,742	60,590	1,201,332	1,124,219	54,750	1,178,969
Increase in goodwill related to acquisitions	114,020	6,076	120,096	13,661	2,602	16,263
Reduction of goodwill related to divestitures	(16,581)	(3,388)	(19,969)	(11,682)	(44)	(11,726)
Effect of foreign currency and other	6,025	—	6,025	14,544	3,282	17,826

	103,464	2,688	106,152	16,523	5,840	22,363
Balance as of December 31:
Goodwill	1,244,206	210,072	1,454,278	1,140,742	207,384	1,348,126
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)

	$1,244,206	$63,278	$1,307,484	$1,140,742	$60,590	$1,201,332

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.

Income from continuing operations before income taxes for the years ended December 31 was comprised of the following components:

	2010	2009	2008
	(In thousands)

United States	$169,544	$175,212	$125,694
Foreign	49,915	24,156	37,601

	$219,459	$199,368	$163,295

Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2010	2009	2008
	(In thousands)

Current:
United States	$1,752	$13	$(60,270)
Foreign	12,326	9,200	11,285
State	1,446	9,196	5,584

Total current income taxes	15,524	18,409	(43,401)

Deferred:
United States	$64,814	$57,767	$99,752
Foreign	185	(806)	645
State	11,935	905	8,721

Total deferred income taxes	76,934	57,866	109,118

Total income taxes	$92,458	$76,275	$65,717

The current benefit associated with U.S. income taxes in 2008 reflects a refund of 2007 estimated taxes. We made income tax payments, net of refunds, of $20.9 million, $21.1 million, and $20.1 million in 2010, 2009, and 2008, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2010	2009	2008
	(In thousands)

Computed tax provision at the applicable federal statutory income tax rate	$76,811	$69,779	$57,107
State and local taxes, net of federal income tax benefits	8,775	6,565	9,298
Dividends received deduction and tax exempt interest	(1,168)	(947)	(1,177)
Foreign jurisdiction differences	(3,101)	(3,707)	(4,975)
Permanent differences associated with dispositions	7,192	2,950	2,586
Changes in uncertain tax positions	1,138	(134)	818
Other	2,811	1,769	2,060

Provision for income taxes	$92,458	$76,275	$65,717

Total effective tax rate	42.1%	38.3%	40.2%

Our 2010, 2009, and 2008 effective tax rate was negatively impacted by permanent book and tax basis differences related to North American asset divestitures. During 2010 we recognized U.S. tax on post-acquisition integration of certain keystone entities into SCI’s structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates. During 2009 we experienced a decrease in state tax expense due to a restructuring of some of our state operating entities.

During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from pre-need sales of cemetery merchandise, and revenue from non-trusted customer payments for pre-need funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with § 481(a) of the U.S. Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under § 481(a) for 2010 of $190.3 million that represents a decrease in current year taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operating loss carryover. Although these changes have no tax impact on the overall effective tax rate, there is a savings in cash taxes including SCI’s eligibility for a quick refund of its 2010 Federal estimated tax payments of $7.1 million which should be received in 2011. This refund has been reflected as a receivable in other current assets.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2010	2009
	(In thousands)

Inventories and cemetery property, principally due to purchase accounting adjustments	$(344,160)	$(332,465)
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	(170,305)	(150,312)
Intangibles	(82,587)	(55,976)
Payables, principally due to sales of cemetery interment rights and related products	(28,779)	(1,390)

Deferred tax liabilities	(625,831)	(540,143)

Loss and tax credit carry-forwards	235,393	180,897
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	98,335	172,944
Accrued liabilities	24,469	28,090
Other	49,316	31,208

Deferred tax assets	407,513	413,139

Less: Valuation allowance	(63,614)	(68,192)

Net deferred income tax liability	$(281,932)	$(195,196)

Deferred tax assets and Deferred income tax liabilities consisted of the following as of December 31:

	2010	2009

Current deferred tax assets	$40,740	$50,807
Non-current deferred tax assets	631	727
Non-current deferred tax liabilities	(323,303)	(246,730)

Net deferred tax liability	$(281,932)	$(195,196)

In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Pursuant to the Stock Compensation Topic under the ASC, such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2010 and 2009, we have windfall tax benefits of $9.5 million and $8.1 million, respectively, which when realized will be recorded as a reduction to current taxes payable and credit to Capital in excess of par value in our consolidated financial statements.

During the fourth quarter of 2010, the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend is less than current year earnings and other prior year earnings required to

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be permanently reinvested. At December 31, 2010 and 2009, U.S. income taxes had not been provided on $256.0 million and $200.2 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in thousands):

Federal, State and
Foreign Tax
(In thousands)

Balance at January 1, 2008	$147,888
Additions to tax positions related to prior years	8,132
Reductions to tax positions related to acquired entities in prior years, offset to goodwill	(8,700)
Statute expirations	(4,863)

Balance at December 31, 2008	$142,457

Additions to tax positions related to the current year	5,154
Additions to tax positions related to prior years	1,076
Statute expirations	(4,243)

Balance at December 31, 2009	$144,444

Additions to tax positions related to the current year	10,215
Additions to tax positions related to prior years	110
Statute expirations	(2,004)

Balance at December 31, 2010	$152,765

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $39.3 million, $41.2 million, and $51.6 million as of December 31, 2010, 2009, and 2008, respectively.

During 2010, in accordance with the Income Tax Topic under the ASC, we recorded an increase of $10.3 million in our liability for unrecognized tax benefits, of which $10.2 million was an increase to U.S. tax positions taken in the current year and $0.1 million was an increase related to U.S. tax positions taken in prior years. In addition, we recorded a $2.0 million decrease to our tax liability due to the expiration of statute of limitations on positions taken in previous fiscal years.

During 2009, we recorded an increase of $6.3 million to our liability for unrecognized tax benefits of which $1.1 million related to U.S. and foreign tax positions taken in previous fiscal years. In addition, we recorded a $4.2 million decrease to our tax liability, due to the expiration of statute of limitation on positions taken in previous fiscal years.

Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $38.8 million, $36.0 million and $32.2 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2010, 2009, and 2008, respectively. We recognized interest and penalties of $3.6 million, $3.8 million, and $2.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Various subsidiaries have foreign, federal, and state carry-forwards in the aggregate of $3 billion with expiration dates through 2030. Such loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)

2011	$308	$19,161	$—	$19,469
2012	232	60,475	—	60,707
2013	1,733	15,174	—	16,907
2014	115	42,224	—	42,339
Thereafter	297,759	2,585,295	5,978	2,889,032

Total	$300,147	$2,722,329	$5,978	$3,028,454

In addition to the above loss carry-forwards, we have $65.5 million of foreign losses that have an indefinite expiration.

A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2010, we recorded a net $0.5 million increase in our state valuation allowances, which is comprised of adjustments of $0.3 million to goodwill related to the Keystone acquisition and a $0.2 million increase in estimated net operating losses expected to expire unutilized. We also incurred a $0.5 million decrease in valuation allowances on federal operating losses due to current year utilization and a $4.6 million decrease in foreign valuation allowances on tax losses in foreign jurisdictions primarily related to foreign exchange rate fluctuations. At December 31, 2010, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State(1)	Foreign	Total
		(In thousands)

Loss and tax credit carry-forwards	$118,732	$91,772	$24,889	$235,393
Valuation allowance	$4,289	$36,278	$23,047	$63,614

(1)	Presented net of Federal benefit

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt as of December 31 was as follows:

	2010	2009
	(In thousands)

7.875% Debentures due February 2013	8,557	32,127
7.375% Senior Notes due October 2014	180,692	245,000
6.75% Notes due April 2015	157,250	160,250
6.75% Notes due April 2016	212,927	233,143
7.0% Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	—
8.0% Notes due November 2021	150,000	150,000
7.5% Notes due April 2027	200,000	200,000
Bank credit facility due November 2013	—	150,000
Obligations under capital leases	118,339	142,946
Mortgage notes and other debt, maturities through 2047	38,223	38,631
Unamortized pricing discounts and other	(6,106)	(6,608)

Total debt	1,854,882	1,890,489
Less current maturities	(22,502)	(49,957)

Total long-term debt	$1,832,380	$1,840,532

Current maturities of debt at December 31, 2010 were primarily comprised of our capital lease obligations and mortgage notes. Our consolidated debt had a weighted average interest rate of 6.80% and 6.52% at December 31, 2010 and 2009, respectively. Approximately 93% and 85% of our total debt had a fixed interest rate at December 31, 2010 and 2009, respectively.

The aggregate maturities of our debt for the five years subsequent to December 31, 2010 and thereafter (in thousands) are as follows:

2011	$22,502
2012	18,615
2013	25,436
2014	226,325
2015	190,678
2016 and thereafter	1,371,326

$1,854,882

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we had no outstanding cash advances but used it to support $42.1 million of letters of credit. The bank credit facility provides us with flexibility for refinancing debt and acquisitions, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which ranges from 0.50% to 0.625%. As of December 31, 2010, we have $357.9 million in borrowing capacity under the facility.

Debt Issuances and Additions

In November 2010, we issued $250.0 million of unsecured 7.0% Senior Notes due May 2019. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We used the net proceeds from the offering to repay our indebtedness under our amended and restated credit facility and for general corporate purposes.

In November 2009, we issued $150.0 million of unsecured 8.0% Senior Notes due 2021, which were held in escrow at December 31, 2009. On March 26, 2010, the net proceeds of these notes were released from escrow and used in connection with the closing of the Keystone acquisition. As a result, the proceeds were classified as Proceeds from issuance of long-term debt in our consolidated statement of cash flows at December 31, 2010. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

Debt Extinguishments and Reductions

During 2010, we repaid $260 million of amounts drawn on our bank credit facility and made debt payments of $122.2 million, which included the following purchases on the open market:

•	$25.5 million aggregate principal amount of our 7.875% Notes due February 2013;

•	$70.5 million aggregate principal amount of our 7.375% Notes due October 2014;

•	$3.0 million aggregate principal amount of our 6.75% Notes due April 2015; and

•	$20.1 million aggregate principal amount of our 6.75% Notes due April 2016.

Certain of the above transactions resulted in the recognition of a loss of $9.4 million recorded in (Losses) gains on early extinguishment of debt in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.4 million and $8.0 million in premium on the purchase of these notes.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the above transactions resulted in the recognition of a $3.1 million gain recorded in (Losses) gains on early extinguishment of debt during the year ended December 31, 2009, which represents the write-off of unamortized deferred loan costs of $2.0 million and a $5.1 million net discount on the purchase of the notes.

Capital Leases

In 2010, 2009, and 2008 we acquired $22.8 million, $64.1 million, and $27.5 million, respectively, of transportation equipment using capital leases. See additional information regarding these leases in Note 13.

Additional Debt Disclosures

At December 31, 2010 and 2009, we have deposits of $15.6 million and $184.1 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. Our restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $6.1 million and $6.6 million at December 31, 2010 and 2009, respectively, primarily relate to our 7.0% Notes due June 2017, 7.0% Senior Notes due May 2019, and our 8.0% Senior Notes due November 2021.

We had assets of approximately $3.6 million and $2.5 million pledged as collateral for the mortgage notes and other debt at December 31, 2010 and 2009, respectively.

Cash interest payments for the three years ended December 31 (in thousands) were as follows:

2010	$125,138
2009	$122,224
2008	$131,844

Cash interest payments forecasted as of December 31, 2010 for the five years subsequent to December 31, 2010 (in thousands) are as follows:

2011	$126,397
2012	$126,409
2013	$126,143
2014	$124,604
2015	$105,185
2016 and thereafter	$425,835

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our debt instruments at December 31 was as follows:

	2010	2009
	(In thousands)

7.875% Debentures due February 2013	9,092	31,330
7.375% Senior Notes due October 2014	194,244	247,450
6.75% Notes due April 2015	161,968	157,846
6.75% Notes due April 2016	216,653	222,069
7.0% Notes due June 2017	302,375	289,100
7.625% Senior Notes due October 2018	262,500	250,625
7.0% Senior Notes due May 2019	251,250	—
8.0% Notes due November 2021	158,063	148,500
7.5% Notes due April 2027	194,920	179,000
Bank credit facility due November 2013	—	148,875
Mortgage notes and other debt, maturities through 2047	37,991	34,898

Total fair value of debt instruments	$1,789,056	$1,709,693

The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy as required by the FVM&D Topic of the ASC. The bank credit facility and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

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

Leases

Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $24.7 million, $22.8 million, and $26.9 million for the

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)

2011	$10,645	$23,644
2012	9,363	19,453
2013	8,667	16,065
2014	7,396	21,974
2015	5,674	35,027
2016 and thereafter	44,648	18,483

Total	$86,393	$134,646

Less: Interest on capital leases		(16,307)

Total principal payable on capital leases		$118,339

Management, Consulting, and Non-Competition Agreements

We have entered into management, employment, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2010, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment	Consulting	Non-Competition	Total
	(In thousands)

2011	$2,505	$627	$3,225	$6,357
2012	2,340	354	2,864	5,558
2013	1,032	210	2,370	3,612
2014	902	129	1,973	3,004
2015	355	84	1,535	1,974
2016 and thereafter	664	99	6,035	6,798

Total	$7,798	$1,503	$18,002	$27,303

Insurance Loss Reserves

We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2010 and 2009, we have self-insurance reserves of $53.9 million and $57.9 million, respectively.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.

Burial Practices Claims.  We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Garcia and Sands lawsuits described in the following paragraphs.

Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc, a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No. 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor recordkeeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor recordkeeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. No class has been certified in this matter. We cannot quantify our ultimate liability, if any, for the payment of any damages.

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

Wage and Hour Claims.  We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Prise, Bryant, Bryant, Helm, and Stickle lawsuits described in the following paragraphs.

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI ; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs have modified and refiled their motion for certification. The plaintiffs have also filed 21 additional lawsuits with similar allegations seeking class certification of state law claims in different states. We cannot quantify our ultimate liability, if any, in these lawsuits.

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

(All shares reported in whole numbers)

Share Authorization

We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2010 or 2009. At December 31, 2010 and 2009, 500,000,000 common shares of $1 par value were authorized. We had 241,035,250 and 254,017,384 shares issued and outstanding, net of 984,400 and 10,000 shares held in treasury at par at December 31, 2010 and 2009, respectively.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	(Loss) Income
	(In thousands)

Balance at December 31, 2007	$152,590	$	$152,590
Activity in 2008	(115,941)		(115,941)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(605,355)	(605,355)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	605,355	605,355

Balance at December 31, 2008	$36,649	$—	$36,649

Activity in 2009	60,493	—	60,493
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	323,131	323,131
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(323,131)	(323,131)

Balance at December 31, 2009	$97,142	$—	$97,142

Activity in 2010	15,626	—	15,626
Increase in net unrealized gains associated with available-for- sale securities of the trusts, net of taxes	—	147,688	147,688
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(147,688)	(147,688)

Balance at December 31, 2010	$112,768	$—	$112,768

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

Share Repurchase Program

Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2010, we repurchased 13,927,510 shares of common stock at an aggregate cost of $116.2 million, which is an average cost per share of $8.34. During 2009, we did not repurchase any shares of our common stock. During 2008, we repurchased 17,683,747 shares of common stock at an aggregate cost of $142.2 million including commissions, or an average cost per share of $8.03. In November 2010, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $171.5 million to repurchase our common stock. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $178.8 million at December 31, 2010.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2010, we repurchased an additional 1,845,373 shares of common stock at an aggregate cost of $15.6 million including commissions (average cost per share of $8.44). After these purchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $163.2 million.

Cash Dividends

On November 10, 2010, our Board of Directors approved a cash dividend of $.04 per common share. At December 31, 2010, this dividend totaling $9.6 million was recorded in Accounts payable and accrued liabilities and Capital in Excess of Par Value in our consolidated balance sheet. We paid this dividend subsequent to December 31, 2010. We paid $40.0 million, $40.2 million, and $41.5 million in cash dividends in 2010, 2009, and 2008, respectively. On February 9, 2011, our Board of Directors approved a cash dividend of $.05 per common share payable on April 30, 2011 to stockholders of record as of April 15, 2011.

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

Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2010 and 2009, 4,297,186 and 7,157,477 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.

We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
Assumptions	2010	2009	2008

Dividend yield	1.9%	3.5%	1.3%
Expected volatility	37.5%	32.3%	45.9%
Risk-free interest rate	2.3%	1.8%	2.9%
Expected holding period	5.0 years	5.0 years	5.7 years

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain information with respect to stock option and restricted share compensation for 2010, 2009, and 2008, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2010	2009	2008
	(In thousands)

Total pretax employee share-based compensation expense included in net income	$8,878	$9,684	$9,261
Income tax benefit related to share-based compensation included in net income	$3,740	$3,705	$3,732

We realized windfall tax deductions of $2.7 million, $7.1 million, and $17.9 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2010, 2009, and 2008, respectively. Pursuant to the Stock-Based Compensation Topic of the ASC, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.

Stock Options

The following table sets forth stock option activity for the year ended December 31, 2010:

(Shares reported in whole numbers and not in thousands)

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2009	10,495,142	$7.36
Granted	2,255,120	$7.66
Exercised	(416,469)	$4.04
Expired	(21,010)	$7.28

Outstanding at December 31, 2010	12,312,783	$7.53

Exercisable at December 31, 2010	6,990,732	$8.47

No stock options were forfeited during the twelve months ended December 31, 2010. The aggregate intrinsic value for stock options outstanding and exercisable was $19.0 million and $7.0 million, respectively, at December 31, 2010. Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2010:

(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Price	2010	Contractual Life	Exercise Price	2010	Exercise Price

$4.01 — 6.00	3,911,794	6.0	$4.19	1,293,314	$4.20
$6.01 — 9.00	4,927,989	4.6	$7.62	2,701,769	$7.61
$9.01 — 15.00	3,473,000	4.6	$11.15	2,995,649	$11.10

$4.01 — 15.00	12,312,783	5.0	$7.53	6,990,732	$8.47

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to option activity during the years ended December 31 is as follows:

	2010	2009	2008

Weighted average grant-date fair value of stock options granted	$2.31	$0.87	$4.78
Total fair value of stock options vested (in thousands)	$6,022	$6,439	$5,627
Total intrinsic value of stock options exercised (in thousands)	$1,804	$7,001	$16,559

For the years ended December 31, 2010, 2009, and 2008, cash received from the exercise of stock options was $1.8 million, $17.4 million, and $14.8 million, respectively. We recognized compensation expense of $5.3 million, $6.5 million, and $6.2 million related to stock options for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, the unrecognized compensation expense related to stock options of $5.2 million is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares

Restricted share activity was as follows:

(Shares reported in whole numbers)

		Weighted-Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested restricted shares at December 31, 2009	1,101,440	$6.01
Granted	532,050	$7.66
Vested	(466,217)	$7.05

Nonvested restricted shares at December 31, 2010	1,167,273	$6.35

The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2010, unrecognized compensation expense of $4.3 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $3.6 million, $3.2 million, and $3.0 million during the years ended December 31, 2010, 2009, and 2008, respectively, related to our restricted shares.

16.	Retirement Plans

We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills Trustees, and a Rose Hills Supplemental Retirement Plan (Rose Hills SERP) (collectively, the “Plans”). We also provide a 401(k) employee savings plan. We terminated the Employee Retirement Plan of Rose Hills in 2008. All of our Plans have a measurement date of December 31.

The Plans are frozen; therefore, the participants do not earn incremental benefits from additional years of service, and we do not incur any additional service cost since December 31, 2000.

Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under Social Security. The Senior SERP provides retirement benefits based on years of service and position. The Directors’ Plan provides for an annual benefit to directors following retirement, based on a vesting schedule.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2010	2009	2008
	(In thousands)

Interest cost on projected benefit obligation	$1,498	$1,849	$2,590
Actual return on plan assets	—	—	(294)
Recognized net actuarial losses (gains)	534	2,197	(2,512)
Plan dissolution and other	—	—	1,968

	$2,032	$4,046	$1,752

The Plans’ funded status at December 31 was as follows:

	2010	2009
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$32,891	$32,951
Interest cost	1,498	1,849
Actuarial loss	846	2,518
Benefits paid	(3,858)	(4,427)

Benefit obligation at end of year	$31,377	$32,891

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,858	4,427
Benefits paid, including expenses	(3,858)	(4,427)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(31,377)	$(32,891)
Net amount recognized in the Consolidated Balance Sheet	$(31,377)	$(32,891)

Funding Summary:
Projected benefit obligations	$31,377	$32,891
Accumulated benefit obligation	$31,377	$32,891
Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(31,377)	$(32,891)

The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at December 31, 2010 and 2009 was $51.6 million and $54.7 million, respectively, and the cash surrender value was $37.3 million and $37.6 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.

The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows: we base our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, plus 50 basis points. The assumed rate of

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return on plan assets was not applicable as we pay plan benefits as they come due. As all Plans are curtailed, the assumed rate of compensation increase is zero.

	2010	2009	2008

Weighted average discount rate used to determine obligations	4.45%	5.00%	5.95%
Weighted average discount rate used to determine net periodic pension cost	4.80%	5.97%	5.75%

Our Employee Retirement Plan of Rose Hills was terminated in 2008. In 2008, we made a contribution of $3.0 million to purchase annuities for participants of this plan. To effect the termination of the plan, we settled all remaining liabilities in the fourth quarter of 2008.

The following benefit payments are expected to be paid in future years related to our Plans:

2011	$3,797
2012	3,654
2013	3,566
2014	3,586
2015	2,995
Years 2016 through 2020	11,424

We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.

During 2010, 2009, and 2008 we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation

0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation

The amount of our matched contributions in 2010, 2009, and 2008 was $20.3 million, $18.1 million, and $18.1 million, respectively.

17.	Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
	(In thousands)

2010
Revenues from external customers	$1,492,838	$697,714	$2,190,552
Interest expense	3,033	257	3,290
Depreciation and amortization	87,897	20,909	108,806
Amortization of intangible assets	17,464	6,095	23,559
Gross profit	317,068	132,155	449,223
Amortization of cemetery property	—	32,418	32,418
Total assets	4,262,675	4,450,028	8,712,703
Capital expenditures	34,762	48,427	83,189
2009
Revenues from external customers	$1,391,894	$661,626	$2,053,520
Interest expense	2,548	847	3,395
Depreciation and amortization	85,324	21,889	107,213
Amortization of intangible assets	15,473	6,105	21,578
Gross profit	305,809	115,586	421,395
Amortization of cemetery property	—	30,664	30,664
Total assets	4,081,512	4,215,968	8,297,480
Capital expenditures	38,348	38,726	77,074
2008
Revenues from external customers	$1,475,736	$679,886	$2,155,622
Interest expense	4,466	1,054	5,520
Depreciation and amortization	87,108	21,981	109,089
Amortization of intangible assets	17,171	6,344	23,515
Gross profit	313,397	106,778	420,175
Amortization of cemetery property	—	32,690	32,690
Total assets	3,866,526	3,813,676	7,680,202
Capital expenditures	65,879	77,304	143,183

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable
	Segments	Corporate	Consolidated
	(In thousands)

2010
Revenue from external customers	$2,190,552	$—	$2,190,552
Interest expense	3,290	124,906	128,196
Depreciation and amortization	108,806	7,585	116,391
Amortization of intangible assets	23,559	1,638	25,197
Total assets	8,712,703	477,837	9,190,540
Capital expenditures	83,189	14,710	97,899
2009
Revenue from external customers	$2,053,520	$—	$2,053,520
Interest expense	3,395	125,586	128,981
Depreciation and amortization	107,213	3,889	111,102
Amortization of intangible assets	21,578	120	21,698
Total assets	8,297,480	593,462	8,890,942
Capital expenditures	77,074	6,716	83,790
2008
Revenue from external customers	$2,155,622	$—	$2,155,622
Interest expense	5,520	128,754	134,274
Depreciation and amortization	109,089	5,068	114,157
Amortization of intangible assets	23,515	121	23,636
Total assets	7,680,202	430,681	8,110,883
Capital expenditures	143,183	10,918	154,101

The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2010	2009	2008
	(In thousands)

Gross profit from reportable segments	$449,223	$421,395	$420,175
General and administrative expenses	(103,689)	(102,501)	(88,851)
Gains (losses) on divestitures and impairment charges, net	8,512	4,253	(36,124)
Other operating income (expense)	—	740	(2,528)

Operating income	354,046	323,887	292,672
Interest expense	(128,196)	(128,981)	(134,274)
(Losses) gains on early extinguishment of debt	(9,400)	3,146	—
Other income, net	3,009	1,316	4,897

Income from continuing operations before income taxes	$219,459	$199,368	$163,295

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our geographic area information was as follows:

	United States	Canada	Germany	Total
	(In thousands)

2010
Revenues from external customers	$1,981,190	$202,760	$6,602	$2,190,552
Interest expense	127,971	225	—	128,196
Depreciation and amortization	104,496	11,507	388	116,391
Amortization of intangible assets	23,524	1,673	—	25,197
Amortization of cemetery property	27,688	4,730	—	32,418
Operating income	301,297	51,799	950	354,046
Gains on divestitures and impairment charges, net	6,837	1,600	75	8,512
Long-lived assets	4,467,176	363,008	3,600	4,833,784
2009
Revenues from external customers	$1,869,042	$177,665	$6,813	$2,053,520
Interest expense	128,798	140	43	128,981
Depreciation and amortization	100,380	10,273	449	111,102
Amortization of intangible assets	19,969	1,729	—	21,698
Amortization of cemetery property	27,545	3,119	—	30,664
Operating income	288,108	35,462	317	323,887
Gains (losses) on divestitures and impairment charges, net	8,906	(4,614)	(39)	4,253
Long-lived assets	4,526,789	354,677	4,022	4,885,488
2008
Revenues from external customers	$1,942,682	$205,950	$6,990	$2,155,622
Interest expense	133,961	313	—	134,274
Depreciation and amortization	101,905	11,575	677	114,157
Amortization of intangible assets	21,371	2,265	—	23,636
Amortization of cemetery property	28,317	4,373	—	32,690
Operating income	244,954	47,395	323	292,672
(Losses) gains on divestitures and impairment charges, net	(32,750)	(3,395)	21	(36,124)
Long-lived assets	4,434,810	318,409	2,753	4,755,972

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplementary Information

The detail of certain balance sheet accounts is as follows:

	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents:
Cash	$78,382	$30,728
Commercial paper and temporary investments	92,464	149,017

	$170,846	$179,745

Receivables, net:
Notes receivable	$1,395	$1,500
Atneed funeral receivables, net of allowances of $10,852 and $8,401, respectively	85,853	68,241
Atneed cemetery receivables, net of allowances of $3,121 and $5,770, respectively	10,235	11,420
Other	9,702	11,028

	$107,185	$92,189

Other current assets:
Income tax receivable	$14,499	$11,405
Prepaid insurance	4,182	3,794
Other	8,513	6,441

	$27,194	$21,640

Cemetery property:
Undeveloped land	$1,083,290	$1,075,544
Developed land, lawn crypts, and mausoleums	425,497	413,521

	$1,508,787	$1,489,065

Property and equipment:
Land	$509,100	$485,409
Buildings and improvements	1,496,310	1,404,495
Operating equipment	427,607	488,528
Leasehold improvements	23,302	24,387
Capital leases	156,235	141,453

	2,612,554	2,544,272
Less: Accumulated depreciation	(891,846)	(872,724)
Accumulated amortization of capital leases	(93,010)	(80,474)

	$1,627,698	$1,591,074

Deferred charges and other assets:
Prepaid covenants-not-to-compete, net	$48,775	$46,297
Preneed backlog intangible assets, net	31,796	33,807
Amortizable intangible assets, net	40,375	25,391
Non-amortizable intangible assets	93,104	57,868
Restricted cash	14,755	186,871
Notes receivable, net of allowances of $3,111 and $3,135, respectively	11,781	12,105
Cash surrender value of insurance policies	72,420	72,552
Other	75,012	87,498

	$388,018	$522,389

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In thousands)

Accounts payable and accrued liabilities:
Accounts payable	$116,543	$88,683
Accrued compensation	69,988	66,060
Accrued dividend	9,602	10,161
Accrued interest	22,923	24,091
Accrued property taxes	13,726	15,053
Self insurance reserves	53,892	57,928
Bank overdraft.	15,582	18,239
Other accrued liabilities	40,395	34,062

	$342,651	$314,277

Other liabilities:
Accrued pension	$31,377	$32,891
Deferred compensation	42,246	32,293
Customer refund obligation reserve	75,517	76,689
Tax liability	201,183	189,999
Indemnification liability	2,689	2,542
Other	46,177	44,354

	$399,189	$378,768

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts is as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Merchandise revenues:
Funeral	$490,237	$450,892	$482,988
Cemetery	481,540	446,035	456,035

Total merchandise revenues	971,777	896,927	939,023

Services revenues:
Funeral	929,668	882,186	938,204
Cemetery	186,203	183,288	187,942

Total services revenues	1,115,871	1,065,474	1,126,146

Other revenues	102,904	91,119	90,453

Total revenues	$2,190,552	$2,053,520	$2,155,622

Merchandise costs and expenses:
Funeral	$248,186	$226,931	$246,973
Cemetery	204,669	191,489	198,635

Total cost of merchandise	452,855	418,420	445,608

Services costs and expenses:
Funeral	452,903	419,855	453,915
Cemetery	94,772	98,923	105,865

Total cost of services	547,675	518,778	559,780

Overhead and other expenses	740,799	694,927	730,059

Total cost and expenses	$1,741,329	$1,632,125	$1,735,447

Certain Non-Cash Financing and Investing Transactions

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Dividends accrued but not paid	$9,602	$10,161	$9,981
Financing held in escrow	$—	$147,173	$—

19.	Earnings Per Share

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

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2010	2009	2008
	(In thousands, except per share amounts)

Amounts attributable to common stockholders:
Income from continuing operations:
Income from continuing operations — basic	$126,417	$123,098	$97,445
After tax interest on convertible debt	51	51	—

Income from continuing operations — diluted	$126,468	$123,149	$97,445

Loss from discontinued operations, net of tax	$—	$—	$(362)
Net income:
Net income — basic	$126,417	$123,098	$97,083
After tax interest on convertible debt	51	51	—

Net income — diluted	$126,468	$123,149	$97,083

Weighted average shares:
Weighted average shares — basic	248,871	251,709	258,106
Stock options	1,610	654	2,877
Convertible debt	121	121	—

Weighted average shares — diluted	250,602	252,484	260,983

Income per share from continuing operations:
Basic	$.51	$.49	$.38
Diluted	$.50	$.49	$.37
Income per share from discontinued operations, net of tax:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net income per share:
Basic	$.51	$.49	$.38
Diluted	$.50	$.49	$.37

The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options and convertible debentures not currently included in the computation of diluted EPS are as follows (in shares):

	2010	2009	2008

Antidilutive options	4,815	6,244	3,135
Antidilutive convertible debentures	—	—	167

Total common stock equivalents excluded from computations	4,815	6,244	3,302

We adopted the FASB’s recent authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009. Our adoption had an immaterial impact on our reported EPS as reflected in these consolidated financial statements.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Divestiture-Related Activities

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

Gains (losses) on divestitures and impairment charges, net consist of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)

Gains (losses) on divestitures, net	$16,547	$20,787	$(4,695)
Impairment losses	(8,035)	(16,534)	(31,429)

	$8,512	$4,253	$(36,124)

Keystone

In conjunction with our acquisition of Keystone, we entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries, which were sold for $34.9 million in the second quarter of 2010. We recognized a gain on divestitures of $6.2 million associated with the former SCI properties.

Assets Held for Sale

We committed to a plan to sell certain operating properties as of both December 31, 2010 and 2009. In connection with these assets held for sale, we recorded impairment losses of approximately $8 million and $17 million, respectively, in our consolidated statement of operations for the years ended December 31, 2010 and 2009.

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets held for sale were as follows:

	December 31,
	2010	2009
	(In thousands)

Assets:
Current assets	$552	$1,197
Preneed funeral receivables, net and trust investments	24	377
Preneed cemetery receivables, net and trust investments	707	50,952
Cemetery property, at cost	298	2,111
Property and equipment, net	—	120
Deferred charges and other assets	137	10,237
Cemetery perpetual care trust investments	—	17,104

Total assets	1,718	82,098

Liabilities:
Accounts payable and accrued liabilities	—	501
Deferred preneed cemetery revenues	423	49,346
Other liabilities	7	1,882
Care trusts’ corpus	—	17,104

Total liabilities	430	68,833

Net assets held for sale	$1,288	$13,265

SERVICE CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2010 and 2009 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2010
Revenues	$530,863	$555,273	$533,165	$571,251
Costs and expenses	(418,556)	(445,975)	(430,518)	(446,280)
Gross profits	112,307	109,298	102,647	124,971
Operating income	85,626	95,926	68,496	103,998
Income from continuing operations before income taxes(1)	51,441	67,425	28,621	71,972
Provision for income taxes	(20,116)	(27,198)	(9,941)	(35,203)
Net income	31,325	40,227	18,680	36,769
Net (income) loss attributable to noncontrolling interests	(413)	58	85	(314)
Net income attributable to common stockholders	30,912	40,285	18,765	36,455
Net income attributable to common stockholders per share(2):
Basic — EPS	.12	.16	.08	.15
Diluted — EPS	.12	.16	.08	.15
2009
Revenues	$510,595	$513,949	$497,217	$531,759
Costs and expenses	(410,475)	(412,124)	(396,054)	(413,472)
Gross profits	100,120	101,825	101,163	118,287
Operating income	85,564	69,070	77,981	91,272
Income from continuing operations before income taxes(1)	54,661	39,902	49,965	54,840
Provision for income taxes	(20,281)	(16,322)	(19,403)	(20,269)
Net income	34,380	23,580	30,562	34,571
Net loss (income) attributable to noncontrolling interests	150	(476)	600	(269)
Net income attributable to common stockholders	34,530	23,104	31,162	34,302
Net income attributable to common stockholders per share(2):
Basic — EPS	.14	.09	.12	.14
Diluted — EPS	.14	.09	.12	.13

(1)	Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 20.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2010

		Charged	Charged
	Balance at	(Credited) to	(Credited) to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(1)	Write-Offs(2)	Period
	(In thousands)

Current provision:
Allowance for doubtful accounts:
Year ended December 31, 2010	$14,171	$8,153	$17,926	$(26,277)	$13,973
Year ended December 31, 2009	$19,735	$11,346	$56	$(16,966)	$14,171
Year ended December 31, 2008	$19,475	$9,314	$305	$(9,359)	$19,735

Due After One Year:
Allowance for doubtful accounts:
Year ended December 31, 2010	$3,135	$—	$—	$(24)	$3,111
Year ended December 31, 2009	$2,775	$—	$720	$(360)	$3,135
Year ended December 31, 2008	$2,825	$—	$—	$(50)	$2,775

Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year ended December 31, 2010	$71,202	$3,204	$3,386	$—	$77,792
Year ended December 31, 2009	$58,618	$3,249	$9,335	$—	$71,202
Year ended December 31, 2008	$64,062	$1,305	$(6,749)	$—	$58,618

Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year ended December 31, 2010	$(130,897)	$—	$(3,863)	$—	$(134,760)
Year ended December 31, 2009	$(137,769)	$—	$6,872	$—	$(130,897)
Year ended December 31, 2008	$(143,730)	$—	$5,961	$—	$(137,769)

Deferred tax valuation allowance:
Year ended December 31, 2010	$68,192	$76	$(4,654)	$—	$63,614
Year ended December 31, 2009	$54,225	$13,967	$—	$—	$68,192
Year ended December 31, 2008	$50,931	$(414)	$3,708	$—	$54,225

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2010 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services

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

Equity Compensation Plan Information at December 31, 2010:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,287,248	$7.53	4,297,186
Equity compensation plans not approved by security holders(1)	1,025,535	$7.45	1,128,590	(2)

Total	12,312,783	$7.53	5,425,776

(1)	Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 1,025,535 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for stockholder approval.

(2)	Includes an estimated 1,128,590 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) is registered. The above estimate was determined by dividing

(i) the remaining unissued dollar value of registered shares at December 31, 2010, which was $9.3 million, by (ii) the closing price of $8.25 per share of common stock at December 31, 2010.

The Employee Stock Purchase Plan enables Company employees in North America to invest via payroll deductions up to $500 (or $600 Canadian) per month in our common stock. Contributions are utilized to purchase the stock in the open market. With respect to Canadian employees who meet certain requirements, we will provide annually a match equal to 25% of the amount of the employee’s contribution subject to a maximum contribution per participant of $1,800 Canadian. This plan has not been submitted for stockholder approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)-(2) Financial Statements and Schedule:

The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 45 of this report.

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

Dated: February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. L. WALTRIP* (R. L. Waltrip)	Chairman of the Board	February 14, 2011

/s/ THOMAS L. RYAN* (Thomas L. Ryan)	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2011

/s/ ERIC D. TANZBERGER* (Eric D. Tanzberger)	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 14, 2011

/s/ TAMMY R. MOORE* (Tammy R. Moore)	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2011

/s/ ALAN R. BUCKWALTER, III* (Alan R. Buckwalter, III)	Director	February 14, 2011

/s/ ANTHONY L. COELHO* (Anthony L. Coelho)	Director	February 14, 2011

/s/ A. J. FOYT, JR.* (A. J. Foyt, Jr.)	Director	February 14, 2011

/s/ MALCOLM GILLIS* (Malcolm Gillis)	Director	February 14, 2011

/s/ VICTOR L. LUND* (Victor L. Lund)	Director	February 14, 2011

/s/ JOHN W. MECOM, JR.* (John W. Mecom, Jr.)	Director	February 14, 2011

Signature		Title	Date

/s/ CLIFTON H. MORRIS, JR.* (Clifton H. Morris, Jr.)		Director	February 14, 2011

/s/ W. BLAIR WALTRIP* (W. Blair Waltrip)		Director	February 14, 2011

/s/ EDWARD E. WILLIAMS* (Edward E. Williams)		Director	February 14, 2011

*By	/s/ GREGORY T. SANGALIS (Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)		February 14, 2011

EXHIBIT INDEX

PURSUANT TO ITEM 601 OF REG. S-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).
3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 16, 2007).
4.1	—	Senior Indenture dated as of February 1, 1993 by and between the Company and The Bank of New York, as trustee. (Incorporated by reference as Exhibit 4.1 to Form S-4 filed September 2, 2004 (File No. 333-118763)).
4.2	—	Agreement of Resignation, Appointment of Acceptance, dated October 21, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).
10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors
10.4	—	Agreement dated May 14, 1992 between the Company, R. L. Waltrip and related parties relating to life insurance. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992).
10.5	—	Employment Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip). (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2006).
10.6	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and R. L. Waltrip. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2007).
10.7	—	Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and R.L. Waltrip.
10.8	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003).
10.9	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2005).
10.10	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 2007).
10.11	—	Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Thomas L. Ryan.
10.12	—	Employment and Noncompetition Agreement, dated January 1, 2004, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number		Description

10.13	—	Addendum to Employment and Noncompetition Agreement, dated December 1, 2005, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2005).
10.14	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2007).
10.15	—	Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Michael R. Webb.
10.16	—	Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2006).
10.17	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2007).
10.18	—	Amendment to Employment and Noncompetition Agreement , dated December 1, 2010, between SCI Executive Services, Inc. and Eric D. Tanzberger
10.19	—	Employment and Noncompetition Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2006).
10.20	—	Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2009).
10.21	—	Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Sumner J. Waring, III.
10.22	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.23	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).
10.24	—	Form of Amendment to Employment and Noncompetition Agreement dated November 30, 2007, between SCI Executive Services, Inc. and non-senior officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2007).
10.25	—	Form of Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and non-senior officers.
10.26	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.27	—	Split Dollar Life Insurance Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 1995).
10.28	—	Supplemental Executive Retirement Plan for Senior Officers (as Amended and Restated Effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).
10.29	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.30	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).
10.31	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.32	—	Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number		Description

10.33	—	Fourth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 2006).
10.34	—	Fifth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2007).
10.35	—	Sixth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2008).
10.36	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex A to Proxy Statement dated April 17, 2006).
10.37	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.38	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).
10.39	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).
10.40	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.41	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.34 to Form 10-K for the fiscal year ended December 31, 2009.)
10.42	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.43	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).
10.44	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.45	—	Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 28.5 to Post-Effective Amendment No. 1 to Registration Statement No. 33-8907 on Form S-8).
10.46	—	First Amendment to Agreement between Merrill Lynch Canada Inc. and Service Corporation International. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated December 21, 1993).
10.47	—	Employee Stock Purchase Plan Administration Agreement dated July 25, 2001 between Service Corporation International (Canada) Limited and Fastrak Systems Inc. (Incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.48	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.49	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.50	—	Amendment One to Executive Deferred Compensation Plan.
10.51	—	Form of Performance Unit Grant Award Agreement. (Incorporated by reference to Exhibit 10.43 to Form 10-K for the fiscal year ended December 31, 2008).
10.52	—	Amended and Restated Revolving Credit Agreement, dated November 18, 2009 among Service Corporation International, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 24, 2009).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.

Exhibit
Number		Description

31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	The following materials from Service Corporation International’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.51.

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