Form 10-Q
period 2011-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2011-04-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 26, 2011 was 238,806,670 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$579,699	$530,863
Costs and expenses	(453,253)	(418,505)

Gross profits	126,446	112,358
General and administrative expenses	(28,833)	(26,252)
Losses on divestitures and impairment charges, net	(420)	(480)

Operating income	97,193	85,626
Interest expense	(33,559)	(32,301)
Loss on early extinguishment of debt, net	(314)	—
Other income (expense), net	674	(1,884)

Income before income taxes	63,994	51,441
Provision for income taxes	(24,065)	(20,116)

Net income	39,929	31,325
Net income attributable to noncontrolling interests	(1,165)	(413)

Net income attributable to common stockholders	$38,764	$30,912

Basic earnings per share:
Net income attributable to common stockholders	$.16	$.12
Basic weighted average number of shares	239,772	254,400

Diluted earnings per share:
Net income attributable to common stockholders	$.16	$.12
Diluted weighted average number of shares	242,052	256,154

Dividends declared per share	$.05	$.04

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$210,307	$170,846
Receivables, net	93,209	107,185
Deferred tax assets	44,308	41,371
Inventories	34,245	34,770
Other	17,966	27,746

Total current assets	400,035	381,918

Preneed funeral receivables, net and trust investments	1,436,201	1,424,557
Preneed cemetery receivables, net and trust investments	1,615,743	1,563,893
Cemetery property, at cost	1,509,367	1,508,787
Property and equipment, net	1,633,168	1,627,698
Goodwill	1,313,671	1,307,484
Deferred charges and other assets	389,641	389,184
Cemetery perpetual care trust investments	1,022,420	987,019

Total assets	$9,320,246	$9,190,540

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$338,540	$342,651
Current maturities of long-term debt	22,693	22,502
Income taxes	4,186	1,474

Total current liabilities	365,419	366,627

Long-term debt	1,830,090	1,832,380
Deferred preneed funeral revenues	567,669	580,223
Deferred preneed cemetery revenues	832,235	813,493
Deferred tax liability	344,885	323,304
Other liabilities	405,344	399,619
Deferred preneed funeral and cemetery receipts held in trust	2,459,109	2,408,074
Care trusts’ corpus	1,020,786	986,872
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 243,053,957 and 242,019,650 shares issued, respectively, and 238,865,095 and 241,035,250 shares outstanding, respectively	238,865	241,035
Capital in excess of par value	1,568,606	1,603,112
Accumulated deficit	(438,695)	(477,459)
Accumulated other comprehensive income	124,270	112,768

Total common stockholders’ equity	1,493,046	1,479,456
Noncontrolling interests	1,663	492

Total equity	1,494,709	1,479,948

Total liabilities and equity	$9,320,246	$9,190,540

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$39,929	$31,325
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	314	—
Depreciation and amortization	29,331	28,679
Amortization of intangible assets	6,354	5,636
Amortization of cemetery property	9,500	6,434
Amortization of loan costs	1,184	1,261
Provision for doubtful accounts	1,933	31
Provision for deferred income taxes	19,379	14,425
Losses on divestitures and impairment charges, net	420	480
Share-based compensation	2,253	2,324
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	13,494	2,658
Decrease in other assets	1,386	493
(Decrease) increase in payables and other liabilities	(1,454)	9,070
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	15,761	25,844
Decrease in deferred preneed funeral revenue	(19,398)	(3,668)
Decrease in deferred preneed funeral receipts held in trust	(8,942)	(18,655)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(9,456)	(7,892)
Increase in deferred preneed cemetery revenue	11,750	8,814
Decrease in deferred preneed cemetery receipts held in trust	(5,643)	(360)
Other	(109)	2,037

Net cash provided by operating activities	107,986	108,936
Cash flows from investing activities:
Capital expenditures	(25,138)	(18,336)
Acquisitions	(10,513)	(259,393)
Proceeds from divestitures and sales of property and equipment, net	4,697	24,268
Net withdrawals of restricted funds and other	3,567	26,445

Net cash used in investing activities	(27,387)	(227,016)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	175,000
Debt issuance costs	—	(6,203)
Payments of debt	(710)	(30,810)
Early extinguishment of debt	(5,155)	—
Principal payments on capital leases	(5,639)	(5,889)
Proceeds from exercise of stock options	3,182	1,024
Purchase of Company common stock	(30,245)	(689)
Payments of dividends	(9,605)	(10,161)
Bank overdrafts and other	4,794	(7,773)

Net cash (used in) provided by financing activities	(43,378)	114,499
Effect of foreign currency on cash and cash equivalents	2,240	4,310

Net increase in cash and cash equivalents	39,461	729
Cash and cash equivalents at beginning of period	170,846	179,745

Cash and cash equivalents at end of period	$210,307	$180,474

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

					Accumulated
			Capital in		Other
	Common		Excess of	Accumulated	Comprehensive	Noncontrolling
	Stock	Treasury Stock	Par Value	Deficit	Income	Interests	Total
Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	12	$1,482,788
Net income				30,912		413	31,325
Dividends declared on common stock ($.04 per share)			(10,190)				(10,190)
Other comprehensive income					13,827	5	13,832
Employee share-based compensation earned			2,324				2,324
Stock option exercises	294		730				1,024
Restricted stock awards, net of forfeitures	529		(529)				—
Purchase of Company common stock		(80)	(609)				(689)
Other	1		7				8

Balance at March 31, 2010	$254,851	$(90)	$1,727,226	$(572,964)	$110,969	$430	$1,520,422

Balance at December 31, 2010	242,020	(985)	1,603,112	(477,459)	112,768	492	1,479,948
Net income				38,764		1,165	39,929
Dividends declared on common stock ($.05 per share)			(11,930)				(11,930)
Other comprehensive income					11,502	6	11,508
Employee share-based compensation earned			2,253				2,253
Stock option exercises	484		2,698				3,182
Restricted stock awards, net of forfeitures	539		(539)				—
Purchase of Company common stock		(3,204)	(27,041)				(30,245)
Other	11		53				64

Balance at March 31, 2011	$243,054	$(4,189)	$1,568,606	$(438,695)	$124,270	$1,663	$1,494,709

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2010, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Form 10-K for the year ended December 31, 2010. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
Preneed Funeral and Cemetery Receivables
     We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are prior to the delivery of the related goods and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services, we do not consider receivables to be past due until the service or goods are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amount we have no risk of loss related to these receivables.

     If a preneed contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customer exceed the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables which is recorded as a reduction to deferred revenue.
Fair Value Measurements
     In January 2010, the FASB amended the Fair Value Measurements and Disclosure (FVM&D) Topic of the Accounting Standards Codification (ASC) to require additional disclosures on (1) transfers between levels, (2) Level 3 activity presented on a gross basis, (3) valuation technique, and (4) inputs into the valuation. We adopted Items 1, 3, and 4 during the three months ended March 31, 2010, and the adoption did not impact our unaudited condensed consolidated financial statements. We adopted Item 2 during the three months ended March 31, 2011, and the appropriate disclosures are contained in Notes 4, 5, and 6.
Stock-Based Compensation
     In April 2010, the FASB issued additional guidance for the Compensation — Stock Compensation Topic of the ASC to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance becomes effective for us on January 1, 2011. The adoption did not impact our unaudited condensed consolidated financial statements.
Multi-Deliverable Arrangements
     In October 2009, the FASB issued authoritative guidance which impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance is effective for us in the first quarter of 2011, and its adoption did not impact our unaudited condensed consolidated financial statements.
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
     The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Deposits	$17,316	$21,173
Withdrawals	23,758	32,010
Purchases of available-for-sale securities	83,757	151,100
Sales of available-for-sale securities	109,707	177,786
Realized gains from sales of available-for-sale securities	12,877	11,493
Realized losses from sales of available-for-sale securities	(4,034)	(18,445)
     The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$889,554	$875,043
Cash and cash equivalents	122,638	121,212
Insurance-backed fixed income securities	221,316	220,287

Trust investments	1,233,508	1,216,542
Receivables from customers	241,166	247,434
Unearned finance charge	(5,510)	(5,620)

	1,469,164	1,458,356
Allowance for cancellation	(32,963)	(33,799)

Preneed funeral receivables and trust investments	$1,436,201	$1,424,557

     The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at March 31, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments). The fair market value of our funeral merchandise and service trust investments, in the aggregate, was 107% and 104% of the related cost basis of such investments as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$70,155	$2,531	$(289)	$72,397
Canadian government	122,265	705	(47)	122,923
Corporate	32,082	3,383	(239)	35,226
Residential mortgage-backed	5,204	113	(33)	5,284
Asset-backed	2,942	80	(4)	3,018
Equity securities:
Preferred stock	3,098	409	(14)	3,493
Common stock:
United States	274,011	70,964	(6,983)	337,992
Canada	21,408	6,153	(479)	27,082
Other international	19,261	2,006	(1,710)	19,557
Mutual funds:
Equity	112,676	7,008	(15,941)	103,743
Fixed income	131,026	7,530	(5,087)	133,469
Private equity	31,288	1,423	(16,084)	16,627
Other	7,980	763	—	8,743

Trust investments	$833,396	$103,068	$(46,910)	$889,554

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$71,948	$2,061	$(334)	$73,675
Canadian government	121,137	1,004	(20)	122,121
Corporate	33,627	2,751	(285)	36,093
Residential mortgage-backed	5,310	135	(22)	5,423
Asset-backed	2,984	97	(2)	3,079
Equity securities:
Preferred stock	2,835	296	(78)	3,053
Common stock:
United States	268,650	63,301	(8,391)	323,560
Canada	22,452	4,542	(798)	26,196
Other international	21,611	2,240	(2,330)	21,521
Mutual funds:
Equity	116,260	6,123	(18,289)	104,094
Fixed income	134,181	6,316	(5,628)	134,869
Private equity	27,864	1,395	(16,890)	12,369
Other	8,833	615	(458)	8,990

Trust investments	$837,692	$90,876	$(53,525)	$875,043

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
     As of March 31, 2011, our unfunded commitment for our private equity and other investments was $5.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.

     The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market	Significant
	Prices in Active	Other	Significant
	Markets	Observable	Unobservable	Fair Market
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
		(In thousands)
Trust investments at March 31, 2011	$621,843	$242,341	$25,370	$889,554
Trust investments at December 31, 2010	$610,240	$243,444	$21,359	$875,043
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Fair market value, beginning balance at January 1	$21,359	$12,052
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	3,870	(516)
Net realized losses included in Other income (expense), net(2)	(7)	(12)
Sales	(194)	—
Contributions	486	613
Distributions	(144)	(20)

Fair market value, ending balance	$25,370	$12,117

(1)	All unrealized gains (losses) recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All losses recognized in Other income (expense), net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at March 31, 2011 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$137,478
Due in one to five years	50,823
Due in five to ten years	31,615
Thereafter	18,932

$238,848

     Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $9.6 million and $8.1 million for the three months ended March 31, 2011 and 2010, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended March 31, 2011 and 2010, we recorded a $3.1 million and a $5.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

     We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2011 and December 31, 2010, respectively, are shown in the following tables.

	March 31, 2011
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,564	$(23)	$9,116	$(266)	$10,680	$(289)
Canadian government	5,517	(22)	637	(25)	6,154	(47)
Corporate	4,734	(194)	568	(45)	5,302	(239)
Residential mortgage-backed	1,435	(12)	467	(21)	1,902	(33)
Asset-backed	149	(2)	129	(2)	278	(4)
Equity securities:
Preferred stock	511	(14)	—	—	511	(14)
Common stock:
United States	52,514	(4,638)	22,755	(2,345)	75,269	(6,983)
Canada	1,743	(152)	1,046	(327)	2,789	(479)
Other international	4,908	(884)	2,910	(826)	7,818	(1,710)
Mutual funds:
Equity	1,618	(8)	62,865	(15,933)	64,483	(15,941)
Fixed income	9,726	(145)	9,297	(4,942)	19,023	(5,087)
Private equity	60	(2)	11,017	(16,082)	11,077	(16,084)

Total temporarily impaired securities	$84,479	$(6,096)	$120,807	$(40,814)	$205,286	$(46,910)

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,433	$(316)	$393	$(18)	$10,826	$(334)
Canadian government	1,632	(2)	668	(18)	2,300	(20)
Corporate	5,619	(285)	—	—	5,619	(285)
Residential mortgage-backed	836	(9)	263	(13)	1,099	(22)
Asset-backed	225	(1)	53	(1)	278	(2)
Equity securities:
Preferred stock	1,045	(78)	—	—	1,045	(78)
Common stock:
United States	41,491	(3,019)	24,919	(5,372)	66,410	(8,391)
Canada	4,493	(324)	1,361	(474)	5,854	(798)
Other international	5,251	(862)	3,446	(1,468)	8,697	(2,330)
Mutual funds:
Equity	3,778	(110)	61,844	(18,179)	65,622	(18,289)
Fixed income	9,630	(156)	8,818	(5,472)	18,448	(5,628)
Private equity	214	(71)	6,715	(16,819)	6,929	(16,890)
Other	8	(2)	309	(456)	317	(458)

Total temporarily impaired securities	$84,655	$(5,235)	$108,789	$(48,290)	$193,444	$(53,525)

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
     The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Deposits	$24,092	$22,231
Withdrawals	29,944	23,898
Purchases of available-for-sale securities	133,565	254,318
Sales of available-for-sale securities	133,555	220,449
Realized gains from sales of available-for-sale securities	16,847	11,253
Realized losses from sales of available-for-sale securities	(5,621)	(17,521)
     The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Trust investments, at market	$1,101,641	$1,062,771
Cash and cash equivalents	120,626	122,866
Insurance backed fixed income securities	6,940	9,158

Trust investments	1,229,207	1,194,795
Receivables from customers	465,246	452,296
Unearned finance charges	(36,499)	(39,205)

	1,657,954	1,607,886
Allowance for cancellation	(42,211)	(43,993)

Preneed cemetery receivables and trust investments	$1,615,743	$1,563,893

     The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at March 31, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery merchandise and service trust investments was 108% and 106% of the related cost basis of such investments as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$52,572	$2,968	$(245)	$55,295
Canadian government	18,902	102	(18)	18,986
Corporate	37,536	4,272	(379)	41,429
Residential mortgage-backed	634	17	(2)	649
Asset-backed	6,615	218	(12)	6,821
Equity securities:
Preferred stock	5,056	590	(19)	5,627
Common stock:
United States	396,356	93,984	(9,115)	481,225
Canada	18,957	4,570	(553)	22,974
Other international	28,839	2,473	(2,610)	28,702
Mutual funds:
Equity	193,456	17,655	(16,219)	194,892
Fixed income	233,354	9,812	(8,789)	234,377
Private equity	23,286	46	(13,093)	10,239
Other	411	16	(2)	425

Trust investments	$1,015,974	$136,723	$(51,056)	$1,101,641

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$50,884	$2,493	$(307)	$53,070
Canadian government	15,669	362	(4)	16,027
Corporate	39,265	3,387	(402)	42,250
Residential mortgage-backed	863	31	(1)	893
Asset-backed	6,336	261	(5)	6,592
Equity securities:
Preferred stock	4,577	453	(124)	4,906
Common stock:
United States	386,537	82,385	(10,821)	458,101
Canada	17,279	3,869	(850)	20,298
Other international	31,466	2,485	(3,645)	30,306
Mutual funds:
Equity	202,328	15,173	(18,569)	198,932
Fixed income	226,567	8,537	(9,959)	225,145
Private equity	19,596	13	(13,890)	5,719
Other	874	43	(385)	532

Trust investments	$1,002,241	$119,492	$(58,962)	$1,062,771

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
     As of March 31, 2011, our unfunded commitment for our private equity and other investments was $5.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
     Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
     The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
	(In thousands)
Trust investments at March 31, 2011	$962,170	$128,807	$10,664	$1,101,641
Trust investments at December 31, 2010	$932,782	$123,738	$6,251	$1,062,771
     The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Fair market value, beginning balance at January 1	$6,251	$4,341
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	6,311	(419)
Net realized losses included in Other income( expense), net(2)	(8)	(11)
Sales	—	(12)
Contributions	503	560
Distributions and other	(2,393)	(34)

Fair market value, ending balance	$10,664	$4,425

(1)	All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)	All losses recognized in Other income (expense), net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.
     Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities, excluding mutual funds, at March 31, 2011 are estimated as follows:

Fair Market
Value
(In thousands)
Due in one year or less	$4,270
Due in one to five years	60,269
Due in five to ten years	32,860
Thereafter	25,781

$123,180

     Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $6.0 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended March 31, 2011 and 2010, we recorded a $1.0 million and a $2.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
     We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of March 31, 2011 are shown in the following tables:

	March 31, 2011
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,908	$(15)	$2,738	$(230)	$4,646	$(245)
Canadian government	7,948	(18)	—	—	7,948	(18)
Corporate	7,252	(310)	639	(69)	7,891	(379)
Residential mortgage-backed	127	(1)	20	(1)	147	(2)
Asset-backed	950	(11)	55	(1)	1,005	(12)
Equity securities:
Preferred stock	918	(19)	—	—	918	(19)
Common stock:
United States	69,832	(5,859)	29,094	(3,256)	98,926	(9,115)
Canada	1,289	(123)	560	(430)	1,849	(553)
Other international	7,293	(1,284)	4,593	(1,326)	11,886	(2,610)
Mutual funds:
Equity	2,062	(20)	90,867	(16,199)	92,929	(16,219)
Fixed income	25,344	(352)	14,051	(8,437)	39,395	(8,789)
Private equity	—	—	9,780	(13,093)	9,780	(13,093)
Other	278	(2)	—	—	278	(2)

Total temporarily impaired securities	$125,201	$(8,014)	$152,397	$(43,042)	$277,598	$(51,056)

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,057	$(295)	$315	$(12)	$6,372	$(307)
Canadian government	2,908	(4)	—	—	2,908	(4)
Corporate	8,577	(402)	—	—	8,577	(402)
Residential mortgage-backed	—	—	20	(1)	20	(1)
Asset-backed	766	(4)	56	(1)	822	(5)
Equity securities:
Preferred stock	1,749	(124)	—	—	1,749	(124)
Common stock:
United States	63,027	(4,450)	31,108	(6,371)	94,135	(10,821)
Canada	3,131	(181)	1,475	(669)	4,606	(850)
Other international	8,542	(1,403)	5,259	(2,242)	13,801	(3,645)
Mutual funds:
Equity	5,107	(112)	92,630	(18,457)	97,737	(18,569)
Fixed income	25,887	(354)	14,600	(9,605)	40,487	(9,959)
Private equity	—	—	5,557	(13,890)	5,557	(13,890)
Other	7	(1)	303	(384)	310	(385)

Total temporarily impaired securities	$125,758	$(7,330)	$151,323	$(51,632)	$277,081	$(58,962)

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
     The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Deposits	$5,789	$5,373
Withdrawals	8,387	11,554
Purchases of available-for-sale securities	203,086	64,197
Sales of available-for-sale securities	267,666	26,550
Realized gains from sales of available-for-sale securities	21,241	2,059
Realized losses from sales of available-for-sale securities	(10,661)	(1,673)
     The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$903,816	$922,228
Cash and cash equivalents	118,604	64,791

Cemetery perpetual care trust investments	$1,022,420	$987,019

     The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at March 31, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments. The fair market value of our cemetery perpetual care trust investments was 105% and 103% of the related cost basis of such investments as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$4,642	$867	$(24)	$5,485
Canadian government	29,613	180	(30)	29,763
Corporate	16,146	591	(36)	16,701
Residential mortgage-backed	1,710	47	(8)	1,749
Asset-backed	365	1	(2)	364
Equity securities:
Preferred stock	5,712	798	(203)	6,307
Common stock:
United States	130,906	19,261	(5,198)	144,969
Canada	11,830	2,667	(507)	13,990
Other international	17,824	3,084	(597)	20,311
Mutual funds:
Equity	19,057	2,332	(219)	21,170
Fixed income	593,713	29,921	(886)	622,748
Private equity	27,798	441	(13,991)	14,248
Other	5,211	801	(1)	6,011

Cemetery perpetual care trust investments	$864,527	$60,991	$(21,702)	$903,816

	December 31, 2010
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,651	$863	$(31)	$6,483
Canadian government	26,702	642	(7)	27,337
Corporate	48,278	5,219	(249)	53,248
Residential mortgage-backed	1,764	55	(6)	1,813
Asset-backed	363	5	—	368
Equity securities:
Preferred stock	7,789	1,385	(112)	9,062
Common stock:
United States	116,799	16,916	(6,640)	127,075
Canada	11,510	2,510	(758)	13,262
Other international	16,004	2,175	(1,845)	16,334
Mutual funds:
Equity	65,114	6,964	(7,239)	64,839
Fixed income	562,879	24,773	(2,334)	585,318
Private equity	23,428	351	(13,344)	10,435
Other	8,475	836	(2,657)	6,654

Cemetery perpetual care trust investments	$894,756	$62,694	$(35,222)	$922,228

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

     The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Market Value
		(In thousands)
Trust investments at March 31, 2011	$823,188	$60,369	$20,259	$903,816
Trust investments at December 31, 2010	$806,828	$98,311	$17,089	$922,228
     The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Fair market value, beginning balance at January 1	$17,089	$14,943
Net unrealized gains included in Accumulated other comprehensive income(1)	6,111	586
Net realized losses included in Other income (expense), net(2)	(27)	(25)
Sales	(44)	—
Contributions	1	371
Distributions	(2,871)	(664)

Fair market value, ending balance	$20,259	$15,211

(1)	All unrealized gains recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)	All losses recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.
     Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at March 31, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$4,820
Due in one to five years	28,223
Due in five to ten years	19,673
Thereafter	1,346

$54,062

     Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these cemetery perpetual care trust investments were $9.2 million and $9.6 million for the three months ended March 31, 2011 and 2010, respectively.
     We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2011 and 2010, we recorded a $0.3 million and a $1.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
     We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses, are shown in the following tables.

	March 31, 2011
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,717	$(24)	$—	$—	$1,717	$(24)
Canadian government	11,225	(30)	—	—	11,225	(30)
Corporate	3,077	(32)	37	(4)	3,114	(36)
Residential mortgage-backed	135	(1)	125	(7)	260	(8)
Asset-backed	—	—	160	(2)	160	(2)
Equity securities:
Preferred stock	1,824	(183)	32	(20)	1,856	(203)
Common stock:
United States	14,896	(934)	11,975	(4,264)	26,871	(5,198)
Canada	1,035	(43)	1,063	(464)	2,098	(507)
Other international	2,297	(250)	1,676	(347)	3,973	(597)
Mutual funds:
Equity	328	(7)	3,351	(212)	3,679	(219)
Fixed income	23,077	(112)	33,238	(774)	56,315	(886)
Private equity	1	(1)	13,776	(13,990)	13,777	(13,991)
Other	—	—	4,965	(1)	4,965	(1)

Total temporarily impaired securities	$59,612	$(1,617)	$70,398	$(20,085)	$130,010	$(21,702)

	December 31, 2010
	In Loss Position		In Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,669	$(31)	$—	$—	$1,669	$(31)
Canadian government	4,966	(7)	—	—	4,966	(7)
Corporate	9,181	(221)	675	(28)	9,856	(249)
Residential mortgage-backed	137	(2)	92	(4)	229	(6)
Equity securities:
Preferred stock	1,561	(90)	29	(22)	1,590	(112)
Common stock:
United States	15,419	(1,464)	16,419	(5,176)	31,838	(6,640)
Canada	1,545	(82)	1,454	(676)	2,999	(758)
Other international	3,175	(242)	2,383	(1,603)	5,558	(1,845)
Mutual funds:
Equity	866	(10)	29,974	(7,229)	30,840	(7,239)
Fixed income	18,166	(134)	53,553	(2,200)	71,719	(2,334)
Private equity	1	(1)	10,060	(13,343)	10,061	(13,344)
Other	1	(2)	5,568	(2,655)	5,569	(2,657)

Total temporarily impaired securities	$56,687	$(2,286)	$120,207	$(32,936)	$176,894	$(35,222)

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

     The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 are detailed below.

	March 31, 2011			December 31, 2010
	Preneed	Preneed		Preneed	Preneed
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
		(In thousands)		(In thousands)
Trust investments	$1,233,508	$1,229,207	$2,462,715	$1,216,542	$1,194,795	$2,411,337
Accrued trust operating payables and other	(1,370)	(2,236)	(3,606)	(975)	(2,288)	(3,263)

Deferred preneed funeral and cemetery receipts held in trust	$1,232,138	$1,226,971	$2,459,109	$1,215,567	$1,192,507	$2,408,074

Care Trusts’ Corpus
     The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
     The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 are detailed below.

	March 31, 2011	December 31, 2010
	(In thousands)
Cemetery perpetual care trust investments	$1,022,420	$987,019
Accrued trust operating payables and other	(1,634)	(147)

Care trusts’ corpus	$1,020,786	$986,872

Other Income (Expense), Net
     The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2011
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$12,877	$16,847	$21,241	$—	$50,965
Realized losses and impairment charges	(7,180)	(6,599)	(10,958)	—	(24,737)
Interest, dividend, and other ordinary income	3,422	4,909	8,180	—	16,511
Trust expenses and income taxes	(1,383)	(1,755)	(1,596)	—	(4,734)

Net trust investment income	7,736	13,402	16,867	—	38,005
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(7,736)	(13,402)	(16,867)	—	(38,005)
Other income, net	—	—	—	674	674

Total other income, net	$—	$—	$—	$674	$674

	Three Months Ended March 31, 2010
	Funeral	Cemetery	Cemetery Perpetual
	Trusts	Trusts	Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$11,493	$11,253	$2,059	$—	$24,805
Realized losses and impairment charges	(23,570)	(19,752)	(3,151)	—	(46,473)
Interest, dividend, and other ordinary income	3,127	4,670	7,647	—	15,444
Trust expenses and income taxes	(1,049)	(2,390)	241	—	(3,198)

Net trust investment (loss) income	(9,999)	(6,219)	6,796	—	(9,422)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	9,999	6,219	(6,796)	—	9,422
Other expense, net	—	—	—	(1,884)	(1,884)

Total other expense, net	$—	$—	$—	$(1,884)	$(1,884)

8. Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 37.6% and 39.1% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the following; lower Canadian income tax rates, a reduction in permanent non-deductible goodwill associated with divestitures, and lower taxable income from our foreign subsidiaries.
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
9. Debt
     Debt as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	$8,407	$8,557
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	152,500	157,250
6.75% Senior Notes due April 2016	212,927	212,927
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Obligations under capital leases	121,172	118,339
Mortgage notes and other debt, maturities through 2047	37,291	38,223
Unamortized pricing discounts and other	(5,206)	(6,106)

Total debt	1,852,783	1,854,882
Less current maturities	(22,693)	(22,502)

Total long-term debt	$1,830,090	$1,832,380

     Current maturities of debt at March 31, 2011 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.80% at March 31, 2011 and December 31, 2010. Approximately 92% and 93% of our total debt had a fixed interest rate at March 31, 2011 and December 31, 2010, respectively.
Bank Credit Facility
     As of December 31, 2010, we had a $400 million bank credit facility due November 2013 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity date by five years to March 2016.
     As of March 31, 2011, we have no outstanding cash advances under our bank credit facility and have used it to support $42.1 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment. As of March 31, 2011, we have $457.9 million in borrowing capacity under the facility.
Debt Extinguishments and Reductions
     During the first quarter of 2011, we paid $5.2 million, to retire $0.2 million aggregate principal amount of our 7.875% Senior Notes due February 2013 and $4.7 million aggregate principal amount of our 6.75% Senior Notes due April 2015. Certain of the above transactions resulted in the recognition of a loss of $0.3 million recorded in Losses on early extinguishment of debt in our unaudited condensed consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.1 million and $0.2 million in premium on the purchase of these notes.
     In the first quarter of 2010, we repaid $30.0 million of amounts drawn on our bank credit facility. There was no gain or loss recognized as a result of this repayment.
Capital Leases
     During the three months ended March 31, 2011 and 2010, we acquired $8.8 million and $5.5 million, respectively, of primarily transportation equipment using capital leases.
10. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
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
     The fair value of our debt instruments at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	$9,101	$9,092
7.375% Senior Notes due October 2014	198,309	194,244
6.75% Senior Notes due April 2015	162,031	161,968
6.75% Senior Notes due April 2016	226,767	216,653
7.0% Senior Notes due June 2017	315,650	302,375
7.625% Senior Notes due October 2018	275,000	262,500
7.0% Senior Notes due May 2019	263,125	251,250
8.0% Senior Notes due November 2021	165,000	158,063
7.5% Senior Notes due April 2027	193,000	194,920
Mortgage notes and other debt, maturities through 2047	37,244	37,991

Total fair value of debt instruments	$1,845,227	$1,789,056

     The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy as required by the FVM&D Topic of the ASC. The bank credit agreement and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

11. Share-Based Compensation
Stock Benefit Plans
     We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2011:

Three Months Ended
Assumptions	March 31, 2011
Dividend yield	2.4%
Expected volatility	38.4%
Risk-free interest rate	2.4%
Expected holding period	5.0 years
Stock Options
     The following table sets forth stock option activity for the three months ended March 31, 2011:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2010	12,312,783	$7.53
Granted	2,394,430	9.09
Exercised	(484,216)	6.57

Outstanding at March 31, 2011	14,222,997	$7.82

Exercisable at March 31, 2011	8,999,191	$8.04

     As of March 31, 2011, the unrecognized compensation expense related to stock options of $10.4 million is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
     Restricted share activity for the three months ended March 31, 2011 was as follows:

		Weighted-Average
	Restricted	Grant-Date
	shares	Fair Value
Nonvested restricted shares at December 31, 2010	1,167,273	$6.35
Granted	538,620	9.13
Vested	(540,723)	6.58

Nonvested restricted shares at March 31, 2011	1,165,170	$7.53

As of March 31, 2011, the unrecognized compensation expense related to restricted shares of $8.2 million is expected to be recognized over a weighted average period of 1.6 years.

12. Equity
(All shares reported in whole numbers)
     Our components of Accumulated other comprehensive income are as follows:

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains and	Comprehensive
	Adjustment	Losses	Income
		(In thousands)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	11,502	—	11,502
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	34,879	34,879
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(34,879)	(34,879)

Balance at March 31, 2011	$124,270	$—	$124,270

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
     The components of comprehensive income are as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$38,764	$30,912
Other comprehensive income	11,502	13,827
Amounts attributable to noncontrolling interests:
Net income	1,165	413
Other comprehensive income	6	5

Comprehensive income	$51,437	$45,157

Cash Dividends
     On February 9, 2011, our Board of Directors approved a cash dividend of $.05 per common share. At March 31, 2011, this dividend totaling $11.9 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on April 29, 2011.
Share Repurchase Program
     Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2011, we repurchased 3,060,786 shares of common stock at an aggregate cost of $28.7 million, which is an average cost per share of $9.37. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $150.1 million at March 31, 2011.
     Subsequent to March 31, 2011, we repurchased an additional 59,571 shares of common stock at an aggregate cost of $0.7 million, which is an average cost per share of $10.72. After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $149.4 million.

13. Segment Reporting
     Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
     Our reportable segment information is as follows:

			Reportable
	Funeral	Cemetery	Segments
		(In thousands)
Three months ended March 31,
Revenues from external customers:
2011	$408,435	$171,264	$579,699
2010	$368,929	$161,934	$530,863
Gross profits:
2011	$99,355	$27,091	$126,446
2010	$84,599	$27,759	$112,358
     The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Gross profits from reportable segments	$126,446	$112,358
General and administrative expenses	(28,833)	(26,252)
Losses on divestitures and impairment charges, net	(420)	(480)

Operating income	97,193	85,626
Interest expense	(33,559)	(32,301)
Loss on early extinguishment of debt, net	(314)	—
Other income (expense), net	674	(1,884)

Income before income taxes	$63,994	$51,441

     Our geographic area information is as follows:

	United
	States	Canada	Germany	Total
		(In thousands)
Three months ended March 31,
Revenues from external customers:
2011	$524,896	$52,919	$1,884	$579,699
2010	$480,210	$48,776	$1,877	$530,863
14. Supplementary Information
     The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Merchandise revenues:
Funeral	$132,263	$119,759
Cemetery	114,921	107,184

Total merchandise revenues	247,184	226,943
Services revenues:
Funeral	256,285	233,716
Cemetery	49,222	47,259

Total services revenues	305,507	280,975

Other revenues	27,008	22,945

Total revenues	$579,699	$530,863

Merchandise costs and expenses:
Funeral	$70,014	$64,895
Cemetery	53,565	45,901

Total cost of merchandise	123,579	110,796
Services costs and expenses:
Funeral	117,938	104,239
Cemetery	24,499	24,254

Total cost of services	142,437	128,493

Overhead and other expenses	187,237	179,216

Total costs and expenses	$453,253	$418,505

15. Commitments and Contingencies
Insurance Loss Reserves
     We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2011 and December 31, 2010, we have self-insurance reserves of $54.7 million and $53.9 million, respectively.
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
     Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to

$1.5 billion, before trebling. However, the trial court denied the plaintiffs’ motion to certify the case as a class action. We deny that we engaged in anticompetitive practices related to our casket sales, and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. The trial court dismissed plaintiffs’ claims on September 24, 2010, and the plaintiffs filed an appeal on October 19, 2010. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
     Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI ; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs have modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases. The plaintiffs have also filed 21 additional lawsuits with similar allegations seeking class certification of state law claims in different states. The plaintiffs have also filed demands for arbitration in Bryant, Stickle, and some of the state courts where the additional lawsuits were filed. We cannot quantify our ultimate liability, if any, in these lawsuits.
     Stickle, et al. v. Service Corporation International, et al.; Case No. 08-CV-83; in the U.S. District Court for Arizona, Phoenix Division. Counsel for plaintiffs in the Wage and Hour Lawsuit filed this case on January 17, 2008, against SCI and various related entities and individuals asserting FLSA and other ancillary claims based on the alleged failure to pay for overtime. In September 2009, the Court conditionally certified a class of claims as to certain job positions of SCI affiliated employees. On April 20, 2011, the court granted our motion to decertify the class. We cannot quantify our ultimate liability, if any, in this lawsuit.
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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per
	share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$38,764	$30,912
After tax interest on convertible debt	13	13

Net income — diluted	$38,777	$30,925

Weighted average shares (denominator):
Weighted average shares — basic	239,772	254,400
Stock options	2,159	1,633
Convertible debt	121	121

Weighted average shares — diluted	242,052	256,154

Net income per share:
Basic	$.16	$.12
Diluted	$.16	$.12
     The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended March 31, 2011 and March 31, 2010, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.6 million and 4.7 million, respectively.
17. Keystone Acquisition
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
     The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of March 26, 2010, for various purchase price allocation adjustments made subsequent to our first quarter results:

(In thousands)
Accounts receivable	$6,131
Other current assets	20,200
Cemetery property	19,949
Property and equipment, net	105,888
Preneed funeral and cemetery receivables and trust investments	66,395
Intangible assets	68,012
Deferred charges and other assets	6,533
Goodwill	108,643

Total assets acquired	401,751
Current liabilities	11,719
Long-term debt	2,548
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	69,336
Deferred tax liability	20,939
Other liabilities	8,347

Total liabilities assumed	112,889

Net assets acquired	$288,862

     The gross amount of accounts receivable is $8.2 million, of which $2.1 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $5.2 million. The gross amount due under the contracts is $5.5 million, of which $0.3 million is not expected to be collected.
     We have finalized our assessment of the fair values. Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $108.6 million in goodwill recognized, $4.3 million was allocated to our cemetery segment and $104.3 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The $68.0 million in identified intangible assets consists of the following:

	Useful life	Fair Value
	(In thousands)
Preneed customer relationships related to insurance claims	10 years	$15,200
Preneed deferred revenue	10-14 years	1,740
Covenants-not-to-compete	5 - 15 years	13,332
Operating leases	5 - 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500

Total intangible assets		$68,012

     The condensed statement of operations for the three months ended March 31, 2011 includes the results of operations of Keystone. For the three months ended March 31, 2010, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2010:

2010
(In thousands)
Revenue	$560,515
Net income	$33,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
     We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2011, we operated 1,398 funeral service locations and 381 cemeteries (including 218 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
     Our financial position is enhanced by our $6.9 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2011, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $149.4 million authorized to repurchase our common stock.
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
     As of March 31, 2011, 86% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
     Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2011, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
     The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended March 31, 2011, the Standard and Poor’s 500 Index increased approximately 15.6% and the Barclay’s Aggregate Index increased approximately 5.1%, while the combined SCI trusts increased approximately 13.3%.
     SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
     We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $108.0 million in the first quarter of 2011. In addition, we have $457.9 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
     Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2011 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2011 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.10
Interest coverage ratio	3.00 (Min)	4.26
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
     Currently, we have approximately $149.4 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
     We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
     Operating Activities
     Net cash provided by operating activities decreased $0.9 million to $108.0 million in the first quarter of 2011 from $108.9 million in the first quarter of 2010. This decrease was driven by:

•	a $21.3 million increase in employee compensation in the first quarter of 2011 compared to the first quarter of 2010 primarily from the Keystone acquisition;

•	a $41.4 million increase in vendor payments resulting primarily from increases in variable costs from the Keystone acquisition;

•	an $8.1 million decrease in net trust fund withdrawals due to decreased preneed funeral maturities; partially offset by,

•	a $56.9 million increase in cash receipts from customers resulting from increased revenues primarily from the Keystone acquisition and improved collection rates at existing locations; and

•	a $7.8 million increase in net tax refunds primarily due to favorable rulings from the Internal Revenue Service on three tax accounting method changes.
     Investing activities
     Cash flows from investing activities used $27.4 million in the first quarter of 2011 compared to using $227.0 million in the same period of 2010. This decrease was primarily attributable to a decrease of $248.9 million in cash spent on acquisitions (primarily the Keystone North American acquisition) and a $22.9 million decrease in withdrawals of restricted funds, partially offset by a $6.8 million increase in capital expenditures and a $19.6 million increase in cash receipts from divestitures and asset sales.
     Financing activities
     Financing activities used $43.4 million in the first quarter of 2011 compared to providing $114.5 million in the same period of 2010. This decrease was primarily driven by a $168.8 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs), a $29.6 million increase in repurchases of Company common stock, partially offset by a $25.2 million decrease in debt payments, a $12.6 increase in bank overdrafts and other, and a $2.2 million increase from proceeds from exercise of stock options.
     There were no proceeds from long-term debt (net of debt issuance costs) in the first quarter of 2011. Proceeds from long-term debt (net of debt issuance costs) were $168.8 million in the first quarter of 2010 due to a $150.0 million issuance of the 8.00% Senior Notes due 2021 and a $25.0 million drawdown under our bank credit facility.
     The table below sets forth the payments of debt for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
7.875% Debentures due February 2013	$0.2	$—
6.75% Senior Notes due April 2015	5.0	—
Bank credit facility due March 2016	—	30.0
Obligations under capital leases	5.6	5.9
Mortgage notes and other debt, maturities through 2047	0.7	0.8

Total Debt Payments	$11.5	$36.7

     We repurchased 3.2 million shares in the first quarter of 2011 for $30.2 million and 0.1 million shares in the same period of 2010 for $0.7 million.
     We paid cash dividends of $9.6 million in the first quarter of 2011 and $10.2 million in the same period of 2010.
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

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Preneed funeral	$116.6	$121.0
Preneed cemetery:
Merchandise and services	116.4	120.2
Pre-construction	5.1	5.1

Bonds supporting preneed funeral and cemetery obligations	238.1	246.3

Bonds supporting preneed business permits	2.2	5.1
Other bonds	14.3	14.2

Total surety bonds outstanding	$254.6	$265.6

     When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2011 and 2010, we had $4.6 million and $5.0 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
     The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2011 and 2010.

	North America
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$24.7	$30.0

Sales production (number of contracts)	5,437	6,656

Maturities	$48.2	$48.8

Maturities (number of contracts)	10,784	11,045

Cemetery:
Sales production:
Preneed	$110.3	$95.3
Atneed	61.7	63.5

Total sales production	$172.0	$158.8

Sales production deferred to backlog:
Preneed	$45.9	$42.3
Atneed	47.0	46.1

Total sales production deferred to backlog	$92.9	$88.4

Revenue recognized from backlog:
Preneed	$34.0	$32.6
Atneed	44.4	44.1

Total revenue recognized from backlog	$78.4	$76.7

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
     The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2011 and 2010, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$100.0	$90.5

Sales production (number of contracts) (1)	17,563	15,741

General agency revenue	$19.3	$13.4

Maturities	$76.8	$69.7

Maturities (number of contracts)	13,942	13,157

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
     North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2011 and December 31, 2010. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2011 and December 31, 2010. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2011		December 31, 2010
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.57	$0.57	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.23	1.19	1.22	1.18

	$1.80	$1.76	$1.80	$1.76
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.13)	(0.13)

Backlog of trust-funded preneed funeral revenues	$1.65	$1.61	$1.67	$1.63
Backlog of insurance-funded preneed funeral revenues	3.33	3.33	3.28	3.28

Total backlog of preneed funeral revenues	$4.98	$4.94	$4.95	$4.91

Preneed funeral receivables and trust investments	$1.44	$1.39	$1.42	$1.40
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.12)	(0.12)

Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.31	$1.26	$1.30	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.33	3.33	3.28	3.28

Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.64	$4.59	$4.58	$4.56

Deferred preneed cemetery revenues	$0.83	$0.83	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	1.23	1.14	1.19	1.13

	$2.06	$1.97	$2.00	$1.94
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.15)	(0.15)

Total backlog of deferred cemetery revenues	$1.92	$1.83	$1.85	$1.79

Preneed cemetery receivables and trust investments	$1.62	$1.53	$1.56	$1.50
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)

Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.47	$1.38	$1.40	$1.34

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
Results of Operations — Three Months Ended March 31, 2011 and 2010
Management Summary
     Key highlights in the first quarter of 2011 were as follows:
•	Funeral gross profits increased $14.7 million, or 17.4%, due to higher atneed case volume, higher average revenue per case, and higher General Agency revenues (insurance commissions) related to preneed funeral arrangements; and,

•	Cemetery gross profits decreased $0.7 million, or 2.5%, due to higher property and merchandise expenses as well as higher selling compensation driven by higher sales production, partially offset by higher cemetery revenues.
Results of Operations
     In the first quarter of 2011, we reported net income attributable to common stockholders of $38.8 million ($.16 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2010 of $30.9 million ($.12 per diluted share). These results were impacted by the following items:

	2011	2010
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(458)	$(440)
After-tax losses from the early extinguishment of debt, net	$(185)	$—
After-tax expenses related to acquisitions	$(580)	$(2,261)
Change in certain tax reserves and other	$(1,003)	$(804)
Consolidated Versus Comparable Results
     The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2011 and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2010 and ending March 31, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2011	Consolidated	New Construction	with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$406.5	$28.9	$0.2	$377.4
Cemetery revenue	171.3	1.3	0.1	169.9

	577.8	30.2	0.3	547.3
Germany revenue	1.9	—	—	1.9

Total revenue	$579.7	$30.2	$0.3	$549.2

North America Gross Profits
Funeral gross profits	$99.1	$6.4	$(0.2)	$92.9
Cemetery gross profits	27.1	(0.2)	—	27.3

	126.2	6.2	(0.2)	120.2
Germany gross profits	0.2	—	—	0.2

Total gross profits	$126.4	$6.2	$(0.2)	$120.4

		Less:
		Results Associated	Less:
Three Months Ended		with Acquisition/	Results Associated
March 31, 2010	Consolidated	New Construction	with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$367.1	$1.7	$3.6	$361.8
Cemetery revenue	161.9	0.1	1.9	159.9

	529.0	1.8	5.5	521.7
Germany revenue	1.9	—	—	1.9

Total revenue	$530.9	$1.8	$5.5	$523.6

North America Gross Profits
Funeral gross profits	$84.4	$0.2	$0.4	$83.8
Cemetery gross profits	27.8	(0.1)	(0.4)	28.3

	112.2	0.1	—	112.1
Germany gross profits	0.2	—	—	0.2

Total gross profits	$112.4	$0.1	$—	$112.3

     The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2011 and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions,
	except average
	revenue per funeral service)
Consolidated funeral revenue	$408.4	$369.0
Less: Consolidated GA revenue	19.3	13.4
Less: Other revenue	2.5	3.9

Adjusted consolidated funeral revenue	$386.6	$351.7

Consolidated funeral services performed	72,968	67,772
Consolidated average revenue per funeral service	$5,298	$5,189
     The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2011 and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions,
	except average
	revenue per funeral service)
Comparable funeral revenue	$379.3	$363.7
Less: Comparable GA revenue	18.8	13.4
Less: Other revenue	2.3	2.2

Adjusted comparable funeral revenue	$358.2	$348.1

Comparable funeral services performed	67,698	67,049
Comparable average revenue per funeral service	$5,291	$5,192

Funeral Results
Funeral Revenue
     Consolidated revenues from funeral operations were $408.4 million in the first quarter of 2011 compared to $369.0 million for the same period in 2010. This increase is primarily attributable to the $15.6 million increase in comparable revenues described below and $27.2 million of additional revenues as the result of acquisitions in 2011 and 2010. These increases were partially offset by a decline of $3.4 million in revenues contributed by non-strategic assets that were divested throughout 2010. Comparable revenues from funeral operations were $379.3 million in the first quarter of 2011 compared to $363.7 million for the same period in 2010. This increase was primarily due to the 1.9% increase in average revenue per funeral service described below and a $5.4 million increase in GA revenues (insurance commissions) that resulted from increased preneed funeral arrangements.
Funeral Services Performed
     Our consolidated funeral services performed increased 7.7% during the first quarter of 2011 compared to the same period in 2010, primarily as the result of acquisitions in 2011 and 2010 and a 1.0% increase in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 43.9% in the first quarter of 2011 increased from 41.6% in 2010. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
     Our consolidated average revenue per funeral service increased $109 or 2.1% in 2011 compared to 2010, primarily as a result of increased comparable average revenue per funeral service described below. Our comparable average revenue per funeral increased $99, or 1.9% in 2011 compared to the same period in 2010. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 0.9% despite an increase in cremation rates.
Funeral Gross Profits
     Consolidated funeral gross profits increased $14.7 million in 2011 compared to the same period in 2010. This increase is primarily attributable to $6.2 million of additional gross profits related to acquisitions that occurred in 2011 and 2010 and a $9.1 million increase in comparable gross profits described below, partially offset by a decline of $0.6 million of gross profits that were contributed by non-strategic assets divested throughout 2011 and 2010.
     Comparable funeral gross profits increased $9.1 million, or 10.8%, and the comparable gross margin percentage increased from 23.1% to 24.5% when compared to the same period in 2010 primarily as a result of the increase in comparable revenue described above offset by the following:
•	a $4.2 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $2.0 million increase in direct costs of services performed as the result of the increase in funeral services performed described above; and

•	an $1.7 million unfavorable Canadian currency impact on expenses.
Cemetery Results
Cemetery Revenue
     Consolidated revenues from our cemetery operations increased $9.4 million, or 5.8%, in the first quarter of 2011 compared to the same period in 2010 primarily as a result of the increase in comparable revenues described below and $1.2 million in additional revenues generated by acquisitions in 2011 and 2010. The increases were partially offset by a decline of $1.8 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable cemetery revenues increased $10 million, or 6.3%, primarily as a result of strong cemetery preneed property sales production and higher merchandise and service trust fund income during the current quarter, partially offset by a lower recognition rate and lower at need revenues.

Cemetery Gross Profits
     Consolidated cemetery gross profits decreased $0.7 million, or 2.5%, in the first quarter of 2011 compared to the same period in 2010. This decrease is primarily the result of the decrease in comparable gross profits.
     Comparable cemetery gross profits decreased $1.0 million, or 3.5%, and gross margin percentage decreased from 17.7% to 16.1% in the first quarter of 2011 compared to the same period in 2010. This decrease is primarily the result of:
•	a $4.7 million increase in property and merchandise costs driven by higher revenues described above, and

•	a $4.1 million increase in selling costs stemming from increased advertising and increased commissions on preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are preformed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below; more than offset by;

•	the increase in comparable revenues described above.
Other Financial Statement Items
General and Administrative Expenses
     General and administrative expenses were $28.8 million during the first quarter in 2011 compared to $26.3 million the same period in 2010. For the first quarter of 2011 compared to 2010, general and administrative costs increased $2.5 million primarily due to higher compensation costs tied to total shareholder return which were partially offset by lower acquisition and transition costs in the current period.
Interest Expense
     Interest expense increased $1.3 million to $33.6 million in 2011 compared to $32.3 million in 2010. The increase in interest expense primarily resulted from the November 2010 issuance of our 7.0% Senior Notes due May 2019.
Other Income (Expense), Net
     Other income (expense), net increased $2.6 million to $0.7 million during the first quarter of 2011, primarily due to a $2.2 million gain in foreign currency exchange as a result of the recent increase in Canadian currency rates.
Provision for Income Taxes
     Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 37.6% and 39.1% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the following; lower Canadian income tax rates, a reduction in permanent non-deductible goodwill associated with divestitures, and lower taxable income from our foreign subsidiaries.
Weighted Average Shares
     The diluted weighted average number of shares outstanding was 242.1 million during the first quarter of 2011, compared to 256.2 million in the same period of 2010. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

     No other significant changes to our accounting policies have occurred subsequent to December 31, 2010, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
     For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2010 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marketable Equity and Debt Securities — Price Risk
     In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
     Cost and market values as of March 31, 2011 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of March 31, 2011 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.

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
Item 1A. Risk Factors
     There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 31, 2011, we issued 1,114 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
     As of March 31, 2011, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $150.1 million.

			Total number of
			shares purchased as	Dollar value of shares that
	Total number of	Average price	part of publicly	may yet be purchased under
Period	shares purchased	paid per share	announced programs	the programs
January 1, 2011 — January 31, 2011	1,618,353	8.39	1,618,353	165,183,567
February 1, 2011 — February 28, 2011	333,520	9.43	333,520	162,837,019
March 1, 2011 — March 31, 2011	1,252,589	10.80	1,108,913	150,082,258 (1)

	3,204,462		3,060,786

(1)	The 143,676 shares purchased in March 2011 that were not part of publicly announced programs represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
     Subsequent to March 31, 2011, we repurchased an additional 59,571 shares of common stock at an aggregate cost of $0.7 million, which is an average cost per share of $10.72. After these first quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $149.4 million.
Item 6. Exhibits
10.1	Second Amended and restated Revolving Credit Agreement, dated as of March 18, 2011, among the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders, dated as of March 18, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 24, 2011).

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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

April 28, 2011	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits
10.1	Second Amended and restated Revolving Credit Agreement, dated as of March 18, 2011, among the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders, dated as of March 18, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 24, 2011).

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.