Form 10-Q
period 2011-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2011-07-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 26, 2011 was 236,998,888 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$576,774	$555,273	$1,156,473	$1,086,136
Costs and expenses	(461,751)	(445,975)	(915,004)	(864,480)
Gross profits	115,023	109,298	241,469	221,656
General and administrative expenses	(24,685)	(26,974)	(53,518)	(53,226)
(Losses) gains on divestitures and impairment charges, net	(9,843)	13,602	(10,263)	13,122
Operating income	80,495	95,926	177,688	181,552
Interest expense	(33,879)	(32,483)	(67,438)	(64,784)
Losses on early extinguishment of debt, net	(1,835)	(291)	(2,149)	(291)
Other income, net	46	4,273	720	2,389
Income before income taxes	44,827	67,425	108,821	118,866
Provision for income taxes	(18,089)	(27,198)	(42,154)	(47,314)
Net income	26,738	40,227	66,667	71,552
Net (income) loss attributable to noncontrolling interests	(645)	58	(1,810)	(355)
Net income attributable to common stockholders	$26,093	$40,285	$64,857	$71,197
Basic earnings per share:
Net income attributable to common stockholders	$0.11	$0.16	$0.27	$0.28
Basic weighted average number of shares	238,498	251,763	239,131	253,074
Diluted earnings per share:
Net income attributable to common stockholders	$0.11	$0.16	$0.27	$0.28
Diluted weighted average number of shares	241,435	253,583	241,589	254,862
Dividends declared per share	$0.05	$0.04	$0.10	$0.08

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$132,994	$170,846
Receivables, net	101,616	107,185
Deferred tax assets	44,138	41,371
Inventories	27,017	34,770
Other	22,908	27,746
Total current assets	328,673	381,918
Preneed funeral receivables, net and trust investments	1,560,109	1,424,557
Preneed cemetery receivables, net and trust investments	1,632,774	1,563,893
Cemetery property, at cost	1,504,838	1,508,787
Property and equipment, net	1,636,787	1,627,698
Goodwill	1,378,076	1,307,484
Deferred charges and other assets	453,626	389,184
Cemetery perpetual care trust investments	1,018,188	987,019
Total assets	$9,513,071	$9,190,540

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$329,257	$342,651
Current maturities of long-term debt	23,392	22,502
Income taxes	1,406	1,474
Total current liabilities	354,055	366,627
Long-term debt	1,812,202	1,832,380
Deferred preneed funeral revenues	643,976	580,223
Deferred preneed cemetery revenues	842,060	813,493
Deferred tax liability	353,141	323,304
Other liabilities	414,232	399,619
Deferred preneed funeral and cemetery receipts held in trust	2,569,560	2,408,074
Care trusts’ corpus	1,016,296	986,872
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 243,647,265 and 242,019,650 shares issued, respectively, and 237,207,886 and 241,035,250 shares outstanding, respectively	237,208	241,035
Capital in excess of par value	1,539,664	1,603,112
Accumulated deficit	(412,602)	(477,459)
Accumulated other comprehensive income	122,684	112,768
Total common stockholders’ equity	1,486,954	1,479,456
Noncontrolling interests	20,595	492
Total equity	1,507,549	1,479,948
Total liabilities and equity	$9,513,071	$9,190,540
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$66,667	$71,552
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	2,149	291
Depreciation and amortization	58,960	58,343
Amortization of intangible assets	12,672	12,136
Amortization of cemetery property	17,674	14,366
Amortization of loan costs	2,365	2,286
Provision for doubtful accounts	4,034	1,640
Provision for deferred income taxes	34,633	32,420
Losses (gains) on divestitures and impairment charges, net	10,263	(13,122)
Share-based compensation	4,542	4,545
Excess tax benefit from share-based awards	—	(695)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	6,306	11,034
(Increase) decrease in other assets	(3,663)	5,255
Decrease in payables and other liabilities	(17,317)	(7,925)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	32,800	32,095
Decrease in deferred preneed funeral revenue	(34,076)	(5,805)
Decrease in deferred preneed funeral receipts held in trust	(12,679)	(26,897)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(26,247)	(20,321)
Increase in deferred preneed cemetery revenue	24,314	17,536
Decrease in deferred preneed cemetery receipts held in trust	(7,221)	(2,227)
Other	(646)	(477)
Net cash provided by operating activities	175,530	186,030
Cash flows from investing activities:
Capital expenditures	(57,075)	(41,614)
Acquisitions	(66,182)	(281,792)
Proceeds from divestitures and sales of property and equipment, net	10,038	59,878
Net withdrawals of restricted funds and other	4,549	26,441
Net cash used in investing activities	(108,670)	(237,087)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	175,000
Debt issuance costs	—	(6,203)
Payments of debt	(1,545)	(31,807)
Early extinguishment of debt	(28,137)	(23,091)
Principal payments on capital leases	(11,166)	(11,867)
Proceeds from exercise of stock options	6,862	1,456
Excess tax benefit from share-based awards	—	695
Purchase of Company common stock	(55,644)	(55,225)
Payments of dividends	(21,546)	(20,352)
Bank overdrafts and other	4,696	(7,336)
Net cash (used in) provided by financing activities	(106,480)	21,270
Effect of foreign currency on cash and cash equivalents	1,768	2,284
Net decrease in cash and cash equivalents	(37,852)	(27,503)
Cash and cash equivalents at beginning of period	170,846	179,745
Cash and cash equivalents at end of period	$132,994	$152,242
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788
Net income	—	—	—	71,197	—	355	71,552
Dividends declared on common stock ($.08 per share)	—	—	(20,063)	—	—	—	(20,063)
Foreign currency translation	—	—	—	—	(2,505)	(1)	(2,506)
Employee share-based compensation earned	—	—	4,545	—	—	—	4,545
Stock option exercises	386	—	1,070	—	—	—	1,456
Tax benefits related to share based awards	—	—	875	—	—	—	875
Restricted stock awards, net of forfeitures	532	—	(532)	—	—	—	—
Purchase of Company common stock	—	(6,290)	(48,935)	—	—	—	(55,225)
Other	3	60	489	—	—	—	552
Balance at June 30, 2010	$254,948	$(6,240)	$1,672,942	$(532,679)	$94,637	$366	$1,483,974

Balance at December 31, 2010	242,020	(985)	1,603,112	(477,459)	112,768	492	1,479,948
Net income	—	—	—	64,857	—	1,810	66,667
Dividends declared on common stock ($.10 per share)	—	—	(23,788)	—	—	—	(23,788)
Foreign currency translation	—	—	—	—	9,916	4	9,920
Employee share-based compensation earned	—	—	4,542	—	—	—	4,542
Stock option exercises	1,016	—	5,846	—	—	—	6,862
Restricted stock awards, net of forfeitures	539	—	(539)	—	—	—	—
Purchase of Company common stock	—	(5,455)	(50,189)	—	—	—	(55,644)
Acquisition	—	—	—	—	—	18,857	18,857
Noncontrolling interest payment	—	—	—	—	—	(568)	(568)
Other	72	1	680	—	—	—	753
Balance at June 30, 2011	$243,647	$(6,439)	$1,539,664	$(412,602)	$122,684	$20,595	$1,507,549

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
Preneed Funeral and Cemetery Receivables
We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are prior to the delivery of the related goods and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the service or goods are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amount, we have no risk of loss related to these receivables.
If a preneed contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer.

We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customers exceed the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction to deferred revenue.
Fair Value Measurements
In January 2010, the Financial Accounting Standards Board (FASB) amended the Fair Value Measurements and Disclosure (FVM&D) Topic of the Accounting Standards Codification (ASC) to require additional disclosures on (1) transfers between levels, (2) Level 3 activity presented on a gross basis, (3) valuation technique, and (4) inputs into the valuation. We adopted Items 1, 3, and 4 during the three months ended March 31, 2010, and the adoption did not impact our unaudited condensed consolidated financial statements. We adopted Item 2 during the three months ended March 31, 2011, and the appropriate disclosures are contained in Notes 4, 5, and 6.
Stock-Based Compensation
In April 2010, the FASB issued additional guidance for the Compensation — Stock Compensation Topic of the ASC to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance became effective for us on January 1, 2011. The adoption did not impact our unaudited condensed consolidated financial statements.
Multi-Deliverable Arrangements
In October 2009, the FASB issued authoritative guidance that impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance became effective for us in the first quarter of 2011, and its adoption did not impact our unaudited condensed consolidated financial statements.

3. Recently Issued Accounting Standards
Receivables
In January 2011, the FASB amended the Receivables Topic of the ASC to defer the effective date of disclosures about troubled debt restructuring. The update proposed guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment and for disclosure of troubled debt restructurings. We adopted the amended guidance in the second quarter of 2011 with no impact on our consolidated financial condition or results of operations.
Fair Value Measurements
In May 2011, the FASB amended the Fair Value Measurements Topic of the ASC that expands disclosures about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the inputs into the valuation. The amendment also requires that items that are not measured at fair value but for which the fair value is disclosed also disclose the level in the fair value hierarchy in which those items were categorized. The amended guidance is effective for us in the first quarter of 2012 and we do not believe that this guidance will have any impact on our consolidated financial condition or results of operations.
Comprehensive Income
In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to require the disclosure of the components of other comprehensive income, which we currently disclose elsewhere in our filings, be shown as either part of one statement of comprehensive income or as a separate statement of other comprehensive income immediately following the income statement. The amended guidance is effective for us in the first quarter of 2012 and will not have any impact on our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$18,913	$21,350	$36,229	$42,523
Withdrawals	29,187	27,728	52,945	59,738
Purchases of available-for-sale securities	163,234	162,203	246,991	313,303
Sales of available-for-sale securities	224,805	136,713	334,512	314,499
Realized gains from sales of available-for-sale securities	25,388	9,005	38,265	20,498
Realized losses from sales of available-for-sale securities	(7,595)	(15,212)	(11,629)	(33,657)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$950,042	$875,043
Cash and cash equivalents	124,115	121,212
Insurance-backed fixed income securities	269,621	220,287
Trust investments	1,343,778	1,216,542
Receivables from customers	256,710	247,434
Unearned finance charge	(5,240)	(5,620)
	1,595,248	1,458,356
Allowance for cancellation	(35,139)	(33,799)
Preneed funeral receivables and trust investments	$1,560,109	$1,424,557

The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at June 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	June 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$77,820	$2,752	$(356)	$80,216
Canadian government	120,419	253	(9)	120,663
Corporate	44,858	2,346	(530)	46,674
Residential mortgage-backed	3,439	82	(25)	3,496
Asset-backed	126	6	—	132
Equity securities:
Preferred stock	2,093	178	(56)	2,215
Common stock:
United States	267,423	55,561	(11,373)	311,611
Canada	21,528	4,457	(637)	25,348
Other international	17,039	1,500	(1,164)	17,375
Mutual funds:
Equity	138,898	6,605	(16,271)	129,232
Fixed income	185,728	5,006	(6,685)	184,049
Private equity	36,743	1,408	(18,126)	20,025
Other	8,152	854	—	9,006
Trust investments	$924,266	$81,008	$(55,232)	$950,042

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$71,948	$2,061	$(334)	$73,675
Canadian government	121,137	1,004	(20)	122,121
Corporate	33,627	2,751	(285)	36,093
Residential mortgage-backed	5,310	135	(22)	5,423
Asset-backed	2,984	97	(2)	3,079
Equity securities:
Preferred stock	2,835	296	(78)	3,053
Common stock:
United States	268,650	63,301	(8,391)	323,560
Canada	22,452	4,542	(798)	26,196
Other international	21,611	2,240	(2,330)	21,521
Mutual funds:
Equity	116,260	6,123	(18,289)	104,094
Fixed income	134,181	6,316	(5,628)	134,869
Private equity	27,864	1,395	(16,890)	12,369
Other	8,833	615	(458)	8,990
Trust investments	$837,692	$90,876	$(53,525)	$875,043

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
As of June 30, 2011, our unfunded commitment for our private equity and other investments was $13.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at June 30, 2011	$667,615	$253,396	$29,031	$950,042
Trust investments at December 31, 2010	$610,240	$243,444	$21,359	$875,043
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$25,370	$12,117	$21,359	$12,052
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,894	(724)	6,756	(1,070)
Net realized losses included in Other income, net(2)	(52)	(11)	(59)	(23)
Purchases	—	7,605	—	7,605
Sales	—	—	(186)	—
Contributions	1,296	994	1,782	1,436
Distributions and other	(477)	(274)	(621)	(293)
Fair market value, ending balance	$29,031	$19,707	$29,031	$19,707

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

(2)
All losses recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at June 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$135,992
Due in one to five years	59,381
Due in five to ten years	35,374
Thereafter	20,434
$251,181
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $9.1 million and $7.7 million for the three months ended June 30, 2011 and 2010, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $18.7 million and $15.8 million for the six months ended June 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended June 30, 2011 and 2010, we recorded a $0.1 million and a $1.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2011 and 2010, we recorded a $3.3 million and a $6.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2011 and December 31, 2010, respectively, are shown in the following tables:

	June 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$9,558	$(79)	$8,958	$(277)	$18,516	$(356)
Canadian government	5,973	(7)	113	(2)	6,086	(9)
Corporate	9,391	(374)	1,190	(156)	10,581	(530)
Residential mortgage-backed	130	(4)	290	(21)	420	(25)
Equity securities:
Preferred stock	855	(56)	—	—	855	(56)
Common stock:
United States	71,668	(8,477)	21,237	(2,896)	92,905	(11,373)
Canada	1,864	(339)	975	(298)	2,839	(637)
Other international	4,066	(315)	3,339	(849)	7,405	(1,164)
Mutual funds:
Equity	27,627	(631)	57,458	(15,640)	85,085	(16,271)
Fixed income	66,063	(864)	13,357	(5,821)	79,420	(6,685)
Private equity	1,496	(1,452)	13,043	(16,674)	14,539	(18,126)
Total temporarily impaired securities	$198,691	$(12,598)	$119,960	$(42,634)	$318,651	$(55,232)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,433	$(316)	$393	$(18)	$10,826	$(334)
Canadian government	1,632	(2)	668	(18)	2,300	(20)
Corporate	5,619	(285)	—	—	5,619	(285)
Residential mortgage-backed	836	(9)	263	(13)	1,099	(22)
Asset-backed	225	(1)	53	(1)	278	(2)
Equity securities:
Preferred stock	1,045	(78)	—	—	1,045	(78)
Common stock:
United States	41,491	(3,019)	24,919	(5,372)	66,410	(8,391)
Canada	4,493	(324)	1,361	(474)	5,854	(798)
Other international	5,251	(862)	3,446	(1,468)	8,697	(2,330)
Mutual funds:
Equity	3,778	(110)	61,844	(18,179)	65,622	(18,289)
Fixed income	9,630	(156)	8,818	(5,472)	18,448	(5,628)
Private equity	214	(71)	6,715	(16,819)	6,929	(16,890)
Other	8	(2)	309	(456)	317	(458)
Total temporarily impaired securities	$84,655	$(5,235)	$108,789	$(48,290)	$193,444	$(53,525)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$26,404	$27,188	$50,496	$49,419
Withdrawals	28,583	28,879	58,527	52,777
Purchases of available-for-sale securities	189,112	210,886	322,677	465,204
Sales of available-for-sale securities	194,996	191,911	328,551	412,360
Realized gains from sales of available-for-sale securities	24,244	13,808	41,091	25,061
Realized losses from sales of available-for-sale securities	(5,615)	(19,744)	(11,236)	(37,265)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$1,099,940	$1,062,771
Cash and cash equivalents	128,703	122,866
Insurance backed fixed income securities	6	9,158
Trust investments	1,228,649	1,194,795
Receivables from customers	484,094	452,296
Unearned finance charges	(36,427)	(39,205)
	1,676,316	1,607,886
Allowance for cancellation	(43,542)	(43,993)
Preneed cemetery receivables and trust investments	$1,632,774	$1,563,893

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at June 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	June 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$50,754	$3,594	$(251)	$54,097
Canadian government	18,000	253	(3)	18,250
Corporate	42,905	3,176	(603)	45,478
Residential mortgage-backed	175	5	(1)	179
Equity securities:
Preferred stock	3,394	282	(69)	3,607
Common stock:
United States	394,147	88,547	(12,788)	469,906
Canada	16,413	4,373	(837)	19,949
Other international	25,287	2,457	(1,211)	26,533
Mutual funds:
Equity	204,824	17,484	(16,952)	205,356
Fixed income	243,643	9,130	(10,862)	241,911
Private equity	29,916	14	(15,665)	14,265
Other	287	122	—	409
Trust investments	$1,029,745	$129,437	$(59,242)	$1,099,940

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$50,884	$2,493	$(307)	$53,070
Canadian government	15,669	362	(4)	16,027
Corporate	39,265	3,387	(402)	42,250
Residential mortgage-backed	863	31	(1)	893
Asset-backed	6,336	261	(5)	6,592
Equity securities:
Preferred stock	4,577	453	(124)	4,906
Common stock:
United States	386,537	82,385	(10,821)	458,101
Canada	17,279	3,869	(850)	20,298
Other international	31,466	2,485	(3,645)	30,306
Mutual funds:
Equity	202,328	15,173	(18,569)	198,932
Fixed income	226,567	8,537	(9,959)	225,145
Private equity	19,596	13	(13,890)	5,719
Other	874	43	(385)	532
Trust investments	$1,002,241	$119,492	$(58,962)	$1,062,771

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
As of June 30, 2011, our unfunded commitment for our private equity and other investments was $13.7 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
	(In thousands)
Trust investments at June 30, 2011	$963,655	$121,611	$14,674	$1,099,940
Trust investments at December 31, 2010	$932,782	$123,738	$6,251	$1,062,771
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$10,664	$4,425	$6,251	$4,341
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,860	(87)	6,985	(365)
Net realized losses included in Other income, net(2)	(57)	(12)	(65)	(23)
Sales	—	(11)	—	(23)
Contributions	1,349	919	1,852	1,338
Distributions and other	(142)	(304)	(349)	(338)
Fair market value, ending balance	$14,674	$4,930	$14,674	$4,930

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

(2)
All losses recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities, excluding mutual funds, at June 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$4,177
Due in one to five years	54,055
Due in five to ten years	33,012
Thereafter	26,760
$118,004

Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $5.1 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $11.1 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended June 30, 2011 and 2010, we recorded a $0.2 million and a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2011 and 2010, we recorded a $1.2 million and a $3.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of June 30, 2011 are shown in the following tables:

	June 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$2,395	$(31)	$3,061	$(220)	$5,456	$(251)
Canadian government	4,172	(3)	—	—	4,172	(3)
Corporate	12,047	(523)	587	(80)	12,634	(603)
Residential mortgage-backed	—	—	15	(1)	15	(1)
Equity securities:
Preferred stock	1,443	(69)	—	—	1,443	(69)
Common stock:
United States	90,705	(10,301)	21,976	(2,487)	112,681	(12,788)
Canada	3,005	(376)	526	(461)	3,531	(837)
Other international	5,753	(284)	4,128	(927)	9,881	(1,211)
Mutual funds:
Equity	28,900	(861)	76,063	(16,091)	104,963	(16,952)
Fixed income	33,971	(1,304)	12,349	(9,558)	46,320	(10,862)
Private equity	535	(267)	13,432	(15,398)	13,967	(15,665)
Total temporarily impaired securities	$182,926	$(14,019)	$132,137	$(45,223)	$315,063	$(59,242)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,057	$(295)	$315	$(12)	$6,372	$(307)
Canadian government	2,908	(4)	—	—	2,908	(4)
Corporate	8,577	(402)	—	—	8,577	(402)
Residential mortgage-backed	—	—	20	(1)	20	(1)
Asset-backed	766	(4)	56	(1)	822	(5)
Equity securities:
Preferred stock	1,749	(124)	—	—	1,749	(124)
Common stock:
United States	63,027	(4,450)	31,108	(6,371)	94,135	(10,821)
Canada	3,131	(181)	1,475	(669)	4,606	(850)
Other international	8,542	(1,403)	5,259	(2,242)	13,801	(3,645)
Mutual funds:
Equity	5,107	(112)	92,630	(18,457)	97,737	(18,569)
Fixed income	25,887	(354)	14,600	(9,605)	40,487	(9,959)
Private equity	—	—	5,557	(13,890)	5,557	(13,890)
Other	7	(1)	303	(384)	310	(385)
Total temporarily impaired securities	$125,758	$(7,330)	$151,323	$(51,632)	$277,081	$(58,962)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$6,514	$6,528	$12,303	$11,901
Withdrawals	9,442	7,723	17,829	19,277
Purchases of available-for-sale securities	122,955	116,245	326,041	180,442
Sales of available-for-sale securities	70,344	83,221	338,010	109,771
Realized gains from sales of available-for-sale securities	5,879	2,634	27,120	4,693
Realized losses from sales of available-for-sale securities	(2,081)	(3,783)	(12,742)	(5,456)

The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$956,254	$922,228
Cash and cash equivalents	61,934	64,791
Cemetery perpetual care trust investments	$1,018,188	$987,019

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at June 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	June 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$2,034	$800	$(2)	$2,832
Canadian government	29,858	453	(5)	30,306
Corporate	21,362	538	(42)	21,858
Residential mortgage-backed	1,633	57	(9)	1,681
Equity securities:
Preferred stock	5,801	475	(230)	6,046
Common stock:
United States	132,085	16,215	(5,997)	142,303
Canada	11,508	2,607	(678)	13,437
Other international	20,379	2,310	(1,367)	21,322
Mutual funds:
Equity	20,903	1,866	(449)	22,320
Fixed income	651,130	27,007	(3,043)	675,094
Private equity	27,709	383	(15,310)	12,782
Other	6,782	804	(1,313)	6,273
Cemetery perpetual care trust investments	$931,184	$53,515	$(28,445)	$956,254

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,651	$863	$(31)	$6,483
Canadian government	26,702	642	(7)	27,337
Corporate	48,278	5,219	(249)	53,248
Residential mortgage-backed	1,764	55	(6)	1,813
Asset-backed	363	5	—	368
Equity securities:
Preferred stock	7,789	1,385	(112)	9,062
Common stock:
United States	116,799	16,916	(6,640)	127,075
Canada	11,510	2,510	(758)	13,262
Other international	16,004	2,175	(1,845)	16,334
Mutual funds:
Equity	65,114	6,964	(7,239)	64,839
Fixed income	562,879	24,773	(2,334)	585,318
Private equity	23,428	351	(13,344)	10,435
Other	8,475	836	(2,657)	6,654
Cemetery perpetual care trust investments	$894,756	$62,694	$(35,222)	$922,228

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
The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at June 30, 2011	$874,476	$62,723	$19,055	$956,254
Trust investments at December 31, 2010	$806,828	$98,311	$17,089	$922,228
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$20,259	$15,211	$17,089	$14,943
Net unrealized gains included in Accumulated other comprehensive income(1)	1,791	3,539	7,902	4,125
Net realized losses included in Other income, net(2)	(164)	(52)	(191)	(77)
Sales	—	—	(44)	—
Contributions	96	1,510	97	1,881
Distributions and other	(2,927)	(5,999)	(5,798)	(6,663)
Fair market value, ending balance	$19,055	$14,209	$19,055	$14,209

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

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at June 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$3,989
Due in one to five years	30,368
Due in five to ten years	21,249
Thereafter	1,071
$56,677

Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these trust investments were $12.8 million and $9.2 million for the three months ended June 30, 2011 and 2010, respectively. Recognized earnings related to these trust investments were $22.0 million and $18.8 million for the six months ended June 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended June 30, 2011 and 2010, we recorded a $0.0 million and a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2011 and 2010, we recorded a $0.3 million and a $1.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

	June 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$687	$(2)	$—	$—	$687	$(2)
Canadian government	6,938	(5)	—	—	6,938	(5)
Corporate	2,498	(32)	254	(10)	2,752	(42)
Residential mortgage-backed	28	(1)	114	(8)	142	(9)
Equity securities:
Preferred stock	2,618	(214)	34	(16)	2,652	(230)
Common stock:					—
United States	26,854	(1,402)	12,344	(4,595)	39,198	(5,997)
Canada	1,384	(134)	982	(544)	2,366	(678)
Other international	7,596	(690)	1,388	(677)	8,984	(1,367)
Mutual funds:
Equity	7,913	(162)	3,244	(287)	11,157	(449)
Fixed income	106,301	(1,225)	50,963	(1,818)	157,264	(3,043)
Private equity	301	(389)	12,067	(14,921)	12,368	(15,310)
Other	126	(165)	5,101	(1,148)	5,227	(1,313)
Total temporarily impaired securities	$163,244	$(4,421)	$86,491	$(24,024)	$249,735	$(28,445)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,669	$(31)	$—	$—	$1,669	$(31)
Canadian government	4,966	(7)	—	—	4,966	(7)
Corporate	9,181	(221)	675	(28)	9,856	(249)
Residential mortgage-backed	137	(2)	92	(4)	229	(6)
Equity securities:
Preferred stock	1,561	(90)	29	(22)	1,590	(112)
Common stock:
United States	15,419	(1,464)	16,419	(5,176)	31,838	(6,640)
Canada	1,545	(82)	1,454	(676)	2,999	(758)
Other international	3,175	(242)	2,383	(1,603)	5,558	(1,845)
Mutual funds:
Equity	866	(10)	29,974	(7,229)	30,840	(7,239)
Fixed income	18,166	(134)	53,553	(2,200)	71,719	(2,334)
Private equity	1	(1)	10,060	(13,343)	10,061	(13,344)
Other	1	(2)	5,568	(2,655)	5,569	(2,657)
Total temporarily impaired securities	$56,687	$(2,286)	$120,207	$(32,936)	$176,894	$(35,222)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 are detailed below.

	June 30, 2011			December 31, 2010
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,343,778	$1,228,649	$2,572,427	$1,216,542	$1,194,795	$2,411,337
Accrued trust operating payables and other	(1,137)	(1,730)	(2,867)	(975)	(2,288)	(3,263)
Deferred preneed funeral and cemetery receipts held in trust	$1,342,641	$1,226,919	$2,569,560	$1,215,567	$1,192,507	$2,408,074
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 are detailed below.

	June 30, 2011	December 31, 2010
	(In thousands)
Cemetery perpetual care trust investments	$1,018,188	$987,019
Accrued trust operating payables and other	(1,892)	(147)
Care trusts’ corpus	$1,016,296	$986,872
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$25,388	$24,244	$5,879	$—	$55,511
Realized losses	(7,595)	(5,615)	(2,081)	—	(15,291)
Impairment charges	(142)	(218)	(14)	—	(374)
Interest, dividend, and other ordinary income	7,752	7,419	11,410	—	26,581
Trust expenses and income taxes	(1,483)	(2,511)	(510)	—	(4,504)
Net trust investment income	23,920	23,319	14,684	—	61,923
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(23,920)	(23,319)	(14,684)	—	(61,923)
Other income, net	—	—	—	46	46
Total other income, net	$—	$—	$—	$46	$46

	Six Months Ended June 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$38,265	$41,091	$27,120	$—	$106,476
Realized losses	(11,629)	(11,236)	(12,742)	—	(35,607)
Impairment charges	(3,288)	(1,196)	(311)	—	(4,795)
Interest, dividend, and other ordinary income	11,174	12,328	19,590	—	43,092
Trust expenses and income taxes	(2,866)	(4,266)	(2,106)	—	(9,238)
Net trust investment income	31,656	36,721	31,551	—	99,928
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(31,656)	(36,721)	(31,551)	—	(99,928)
Other income, net	—	—	—	720	720
Total other income, net	$—	$—	$—	$720	$720

	Three Months Ended June 30, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,005	$13,808	$2,634	$—	$25,447
Realized losses	(15,212)	(19,744)	(3,783)	—	(38,739)
Impairment charges	(1,044)	(1,152)	(95)	—	(2,291)
Interest, dividend, and other ordinary income	6,805	4,753	8,428	—	19,986
Trust expenses and income taxes	(777)	(2,079)	(1,788)	—	(4,644)
Net trust investment (loss) income	(1,223)	(4,414)	5,396	—	(241)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	1,223	4,414	(5,396)	—	241
Other income, net	—	—	—	4,273	4,273
Total other income, net	$—	$—	$—	$4,273	$4,273

	Six Months Ended June 30, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$20,498	$25,061	$4,693	$—	$50,252
Realized losses	(33,657)	(37,265)	(5,456)	—	(76,378)
Impairment charges	(6,169)	(3,383)	(1,573)	—	(11,125)
Interest, dividend, and other ordinary income	9,932	9,423	16,075	—	35,430
Trust expenses and income taxes	(1,826)	(4,469)	(1,547)	—	(7,842)
Net trust investment (loss) income	(11,222)	(10,633)	12,192	—	(9,663)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	11,222	10,633	(12,192)	—	9,663
Other income, net	—	—	—	2,389	2,389
Total other income, net	$—	$—	$—	$2,389	$2,389

8. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 40.4% and 40.3% for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate was 38.7% and 39.8% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the six months ended is primarily due to the following: lower Canadian income tax rates, a reduction in permanent non-deductible goodwill associated with divestitures, and lower taxable income from our foreign subsidiaries partially offset by higher state taxable income and legislative changes.
We file numerous federal, state and foreign income tax returns. A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. In the United States, the tax years 1999 through 2002 remain under examination by the Internal Revenue Service and we are at the IRS Appeals administrative level on certain disputed issues that came out of its examination of tax years 2003 through 2005. Various state and foreign jurisdictions are auditing years through 2009. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	4,857	8,557
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	141,700	157,250
6.75% Senior Notes due April 2016	205,907	212,927
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Obligations under capital leases	125,960	118,339
Mortgage notes and other debt, maturities through 2047	36,452	38,223
Unamortized pricing discounts and other	(4,974)	(6,106)
Total debt	1,835,594	1,854,882
Less current maturities	(23,392)	(22,502)
Total long-term debt	$1,812,202	$1,832,380

Current maturities of debt at June 30, 2011 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.79% at June 30, 2011 and 6.80% at December 31, 2010. Approximately 92% and 93% of our total debt had a fixed interest rate at June 30, 2011 and December 31, 2010, respectively.
Bank Credit Facility
As of December 31, 2010, we had a $400 million bank credit facility due November 2013 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity to March 2016.
As of June 30, 2011, we have no outstanding cash advances under our bank credit facility and have used it to support $33.3 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment. As of June 30, 2011, we have $466.7 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the first half of 2011, we paid $28.1 million to retire $15.6 million  aggregate principal amount of our 6.75% Senior Notes due April 2015, $7.0 million aggregate principal amount of our 6.75% Senior Notes due April 2016, and $3.7 million aggregate principal amount of our 7.875% Senior Notes due February 2013. Certain of the above transactions resulted in the recognition of a $2.1 million loss recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
In the first half of 2010, we repaid $30.0 million of amounts drawn on our bank credit facility, $20.2 million aggregate principal amount of our 6.75% Senior Notes due April 2016, and $3.0 million aggregate principal amount of our 6.75% Senior Notes due April 2015. As a result of these transactions, we recognized a $0.3 million loss recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the six months ended June 30, 2011 and 2010, we acquired $19.1 million and $11.7 million, respectively, of primarily transportation equipment using capital leases.

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
The fair value of our debt instruments at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	$5,173	$9,092
7.375% Senior Notes due October 2014	199,665	194,244
6.75% Senior Notes due April 2015	152,859	161,968
6.75% Senior Notes due April 2016	222,380	216,653
7.0% Senior Notes due June 2017	317,125	302,375
7.625% Senior Notes due October 2018	275,313	262,500
7.0% Senior Notes due May 2019	263,125	251,250
8.0% Senior Notes due November 2021	162,750	158,063
7.5% Senior Notes due April 2027	192,376	194,920
Mortgage notes and other debt, maturities through 2047	36,394	37,991
Total fair value of debt instruments	$1,827,160	$1,789,056

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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2011:

Six Months Ended
Assumptions	June 30, 2011
Dividend yield	2.4%
Expected volatility	38.4%
Risk-free interest rate	2.4%
Expected holding period (in years)	5.0
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2011:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	12,312,783	$7.53
Granted	2,394,430	9.09
Exercised	(1,055,758)	6.73
Cancelled	(94,857)	5.32
Outstanding at June 30, 2011	13,556,598	$7.88
Exercisable at June 30, 2011	8,369,351	$8.15

As of June 30, 2011, the unrecognized compensation expense related to stock options of $9.1 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Shares
Restricted share activity for the six months ended June 30, 2011 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2010	1,167,273	$6.35
Granted	538,620	9.13
Vested	(540,723)	6.58
Nonvested restricted shares at June 30, 2011	1,165,170	$7.53
As of June 30, 2011, the unrecognized compensation expense related to restricted shares of $7.2 million is expected to be recognized over a weighted average period of 1.5 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	9,916	—	9,916
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	2,727	2,727
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(2,727)	(2,727)
Balance at June 30, 2011	$122,684	$—	$122,684
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
The components of comprehensive income are as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$26,093	$40,285	$64,857	$71,197
Other comprehensive (loss) income	(1,586)	(16,332)	9,916	(2,505)
Amounts attributable to noncontrolling interests:
Net income (loss)	645	(58)	1,810	355
Other comprehensive (loss) income	(2)	(6)	4	(1)
Comprehensive income	$25,150	$23,889	$76,587	$69,046
Cash Dividends
On May 11, 2011, our Board of Directors approved a cash dividend of $.05 per common share. At June 30, 2011, this dividend totaling $11.9 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on July 29, 2011.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2011, we repurchased 5,311,303 shares of common stock at an aggregate cost of $54.1 million, which is an average cost per share of $10.18. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $124.7 million at June 30, 2011.
Subsequent to June 30, 2011, we repurchased an additional 734,524 shares of common stock at an aggregate cost of $8.4 million, which is an average cost per share of $11.47. After these third quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $116.3 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended June 30,
Revenues from external customers:
2011	$385,924	$190,850	$576,774
2010	$377,827	$177,446	$555,273
Gross profits:
2011	$75,450	$39,573	$115,023
2010	$77,510	$31,788	$109,298
Six months ended June 30,
Revenues from external customers:
2011	$794,359	$362,114	$1,156,473
2010	$746,756	$339,380	$1,086,136
Gross profits:
2011	$174,805	$66,664	$241,469
2010	$162,109	$59,547	$221,656
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Gross profits from reportable segments	$115,023	$109,298	$241,469	$221,656
General and administrative expenses	(24,685)	(26,974)	(53,518)	(53,226)
(Losses) gains on divestitures and impairment charges, net	(9,843)	13,602	(10,263)	13,122
Operating income	80,495	95,926	177,688	181,552
Interest expense	(33,879)	(32,483)	(67,438)	(64,784)
Loss on early extinguishment of debt, net	(1,835)	(291)	(2,149)	(291)
Other income, net	46	4,273	720	2,389
Income before income taxes	$44,827	$67,425	$108,821	$118,866
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three months ended June 30,
Revenues from external customers:
2011	$526,098	$48,963	$1,713	$576,774
2010	$499,553	$54,322	$1,398	$555,273
Six months ended June 30,
Revenues from external customers:
2011	$1,050,994	$101,882	$3,597	$1,156,473
2010	$979,763	$103,098	$3,275	$1,086,136

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$124,877	$124,712	$257,140	$244,471
Cemetery	134,073	123,694	248,994	230,878
Total merchandise revenues	258,950	248,406	506,134	475,349
Services revenues:
Funeral	235,607	234,237	491,892	467,953
Cemetery	50,454	45,793	99,676	93,052
Total services revenues	286,061	280,030	591,568	561,005
Other revenues	31,763	26,837	58,771	49,782
Total revenues	$576,774	$555,273	$1,156,473	$1,086,136
Merchandise costs and expenses:
Funeral	$63,369	$62,579	$133,383	$127,474
Cemetery	56,668	53,906	110,233	99,807
Total cost of merchandise	120,037	116,485	243,616	227,281
Services costs and expenses:
Funeral	125,902	116,524	243,840	220,763
Cemetery	25,441	23,854	49,940	48,108
Total cost of services	151,343	140,378	293,780	268,871
Overhead and other expenses	190,371	189,112	377,608	368,328
Total costs and expenses	$461,751	$445,975	$915,004	$864,480

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2011 and December 31, 2010, we have self-insurance reserves of $54.8 million and $53.9 million, respectively.
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
Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc., a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No. 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor recordkeeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor recordkeeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. On May 4, 2011, the trial court certified a class and we are appealing that ruling. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
 Bryant, et al. v. Alderwoods Group, Inc., Service Corporation International, et al.; Case No. 3:07-CV-5696-SI; in the U.S. District Court for the Northern District of California. This lawsuit was filed on November 8, 2007 against SCI and various subsidiaries and individuals. It is related to the Wage and Hour Lawsuit, raising similar claims and brought by the same attorneys. This lawsuit has been transferred to the U.S. District Court for the Western District of Pennsylvania and is now Case No. 08-

CV-00891-JFC. We cannot quantify our ultimate liability, if any, in this lawsuit.
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made numerous demands for arbitration. We cannot quantify our ultimate liability, if any, in these lawsuits.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$26,093	$40,285	$64,857	$71,197
After tax interest on convertible debt	13	13	25	25
Net income — diluted	$26,106	$40,298	$64,882	$71,222
Weighted average shares (denominator):
Weighted average shares — basic	238,498	251,763	239,131	253,074
Stock options	2,816	1,699	2,337	1,667
Convertible debt	121	121	121	121
Weighted average shares — diluted	241,435	253,583	241,589	254,862
Net income per share:
Basic	$0.11	$0.16	$0.27	$0.28
Diluted	$0.11	$0.16	$0.27	$0.28
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended June 30, 2011 and June 30, 2010, total options and convertible debentures not currently included in the computation of dilutive EPS were 3.1 million and 5.7 million, respectively. For the six months ended June 30, 2011 and June 30, 2010, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.4 million and 5.2 million, respectively.

17. Acquisitions
Keystone
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
The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of March 26, 2010, for various purchase price allocation adjustments made subsequent to our first quarter results:

(In thousands)
Accounts receivable	$6,131
Other current assets	20,200
Cemetery property	19,949
Property and equipment, net	105,888
Preneed funeral and cemetery receivables and trust investments	66,395
Finite-lived intangible assets	34,312
Indefinite-lived intangible assets	33,700
Deferred charges and other assets	6,533
Goodwill	108,643
Total assets acquired	401,751
Current liabilities	11,719
Long-term debt	2,548
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	69,336
Deferred tax liability	20,939
Other liabilities	8,347
Total liabilities assumed	112,889
Net assets acquired	$288,862
The gross amount of accounts receivable is $8.2 million, of which $2.1 million is not expected to be collected. Included in preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $5.2 million. The gross amount due under the contracts is $5.5 million, of which $0.3 million is not expected to be collected.
We have finalized our assessment of the fair values. Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $108.6 million in goodwill recognized, $4.3 million was allocated to our cemetery segment and $104.3 million was allocated to our funeral segment. As a result of the carryover of Keystone’s tax basis, $26.0 million of this goodwill is deductible for tax purposes. The identified intangible assets are comprised of the following:

	Useful life	Fair Value
	(In thousands)
Preneed customer relationships related to insurance claims	10 years	$15,200
Preneed deferred revenue	10-14 years	1,740
Covenants-not-to-compete	5 - 15 years	13,332
Operating leases	5 - 15 years	440
Tradenames	5 years	3,600
Tradenames	Indefinite	33,200
Licenses and permits	Indefinite	500
Total intangible assets		$68,012
The unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 includes the results of operations of Keystone. The following unaudited pro forma information presents information as if the merger occurred on January 1, 2010:

Six Months Ended
2010
(In thousands)
Revenue	$1,115,788
Net income	$74,521

Neptune
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition we will be expanding the footprint into a segment of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. As a result of this acquisition, we recognized $54.3 million in intangible assets and $60.0 million of goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2011, we operated 1,429 funeral service locations and 379 cemeteries (including 215 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.0 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2011, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $116.3 million authorized to repurchase our common stock.
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition SCI will be expanding the footprint into a segment of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. In addition to building on Neptune's successful growth and customer service we will be able to yield immediate synergies by providing back office and fulfillment support through SCI's infrastructure.

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
As of June 30, 2011, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of June 30, 2011, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended June 30, 2011, the Standard and Poor’s 500 Index increased approximately 30.7% and the Barclay’s Aggregate Index increased approximately 3.9%, while the combined SCI trusts increased approximately 18.8%.
SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $175.5 million in the first half of 2011. In addition, we have $466.7 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2011 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2011 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.10
Interest coverage ratio	3.00 (Min)	4.35
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
Currently, we have approximately $116.3 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $10.5 million to $175.5 million in the first half of 2011 from $186.0 million in the first half of 2010. This decrease was driven by:

•	a $57.3 million increase in vendor payments resulting primarily from increases in variable costs from the Keystone acquisition;

•	a $31.4 million increase in employee compensation in the first half of 2011 compared to the first half of 2010 primarily from the Keystone acquisition;

•	a $4.3 million decrease in net trust fund withdrawals due to decreased preneed funeral maturities; partially offset by,

•	a $62.9 million increase in cash receipts from customers resulting from increased revenues primarily from the Keystone acquisition and improved collection rates at existing locations;

•	a $10.0 million increase in net tax refunds primarily due to favorable rulings from the Internal Revenue Service on three tax accounting method changes; and

•	a $9.8 million increase in General Agency (GA) receipts.
Investing activities
Cash flows from investing activities used $108.7 million in the first half of 2011 compared to using $237.1 million in the same period of 2010. This decrease was primarily attributable to a decrease of $215.6 million in cash spent on acquisitions (primarily the Keystone North American acquisition in 2010), partially offset by a $49.8 million decrease in cash receipts from divestitures and asset sales, a $21.9 million decrease in withdrawals of restricted funds, and a $15.5 million increase in capital expenditures.
Financing activities
Financing activities used $106.5 million in the first half of 2011 compared to providing $21.3 million in the same period of 2010. This decrease was primarily driven by a $168.8 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs), partially offset by a $26.0 million decrease in debt payments, a $12.0 increase in bank overdrafts and other, and a $5.4 million increase from proceeds from exercise of stock options.
There were no proceeds from long-term debt (net of debt issuance costs) in the first half of 2011. Proceeds from long-term debt (net of debt issuance costs) were $168.8 million in the first half of 2010 due to a $150.0 million issuance of the 8.00% Senior Notes due 2021 and a $25.0 million drawdown under our bank credit facility.
The table below sets forth the payments of debt for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended
	June 30,
	2011	2010
7.875% Debentures due February 2013	$3.9	$—
6.75% Senior Notes due April 2015	16.6	3.0
6.75% Senior Notes due April 2016	7.6	20.1
Bank credit facility due March 2016	—	30.0
Obligations under capital leases	11.2	11.9
Mortgage notes and other debt, maturities through 2047	1.5	1.8
Total Debt Payments	$40.8	$66.8
We repurchased 5.5 million shares in the first half of 2011 for $55.6 million and 6.3 million shares in the same period of 2010 for $55.2 million.
We paid cash dividends of $21.5 million in the first half of 2011 and $20.4 million in the same period of 2010.
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

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Preneed funeral	$116.6	$121.0
Preneed cemetery:
Merchandise and services	116.6	120.2
Pre-construction	5.1	5.1
Bonds supporting preneed funeral and cemetery obligations	238.3	246.3
Bonds supporting preneed business permits	2.2	5.1
Other bonds	24.3	14.2
Total surety bonds outstanding	$264.8	$265.6
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2011 and 2010, we had $5.1 million and $4.9 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2011 and 2010, we had $9.7 million and $9.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2011 and 2010.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$25.9	$33.1	$48.8	$63.1
Sales production (number of contracts)	5,761	7,998	10,963	14,654
Maturities	$44.9	$44.4	$93.1	$93.2
Maturities (number of contracts)	9,935	10,249	20,719	21,294
Cemetery:
Sales production:
Preneed	$123.5	$111.4	$233.8	$206.7
Atneed	59.2	61.5	120.9	125.0
Total sales production	$182.7	$172.9	$354.7	$331.7
Sales production deferred to backlog:
Preneed	$51.8	$47.5	$97.7	$89.8
Atneed	45.1	47.3	92.1	93.4
Total sales production deferred to backlog	$96.9	$94.8	$189.8	$183.2
Revenue recognized from backlog:
Preneed	$35.5	$35.5	$69.5	$68.1
Atneed	47.0	47.9	91.4	92.0
Total revenue recognized from backlog	$82.5	$83.4	$160.9	$160.1
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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2011 and 2010, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	133.2	121.3	235.0	211.8
Sales production (number of contracts) (1)	22,965	20,970	40,763	36,711
General agency revenue	24.4	17.9	43.7	31.3
Maturities	71.1	71.9	147.9	141.6
Maturities (number of contracts)	13,138	13,261	27,080	26,418

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at June 30, 2011 and December 31, 2010. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2011 and

December 31, 2010. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	June 30, 2011		December 31, 2010
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.64	$0.64	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.34	1.32	1.22	1.18
	$1.98	$1.96	$1.80	$1.76
Allowance for cancellation on trust investments	(0.17)	(0.17)	(0.13)	(0.13)
Backlog of trust-funded preneed funeral revenues	$1.81	$1.79	$1.67	$1.63
Backlog of insurance-funded preneed funeral revenues	3.28	3.28	3.28	3.28
Total backlog of preneed funeral revenues	$5.09	$5.07	$4.95	$4.91
Preneed funeral receivables and trust investments	$1.56	$1.54	$1.42	$1.40
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.42	$1.40	$1.30	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.28	3.28	3.28	3.28
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.70	$4.68	$4.58	$4.56
Deferred preneed cemetery revenues	$0.84	$0.84	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	1.23	1.16	1.19	1.13
	$2.07	$2.00	$2.00	$1.94
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$1.91	$1.84	$1.85	$1.79
Preneed cemetery receivables and trust investments	$1.63	$1.56	$1.56	$1.50
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.47	$1.40	$1.40	$1.34
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

Results of Operations — Three Months Ended June 30, 2011 and 2010
Management Summary
Key highlights in the second quarter of 2011 were as follows:

•
Funeral gross profits decreased $2.1 million, or 2.7%, due to lower atneed case volume and higher advertising and selling related expenses related to preneed sales initiatives, partially offset by higher average revenues per case and higher General Agency Revenues (insurance commissions) related to preneed funeral arrangements; and

•
Cemetery gross profits increased $7.8 million, or 24.5%, due to higher cemetery preneed property sales production and higher trust fund income, partially offset by higher advertising and selling related expenses.

Results of Operations
In the second quarter of 2011, we reported net income attributable to common stockholders of $26.1 million ($.11 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2010 of $40.3 million ($.16 per diluted share). These results were impacted by the following items:

	2011	2010
	(Dollars in thousands)
Net after-tax (losses) gains from the sale of assets	$(6,832)	$5,750
After-tax losses from the early extinguishment of debt, net	$(1,132)	$(177)
After-tax expenses related to acquisitions	$(410)	$(2,272)
Change in certain tax reserves and other	$(809)	$(681)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2011 and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2010 and ending June 30, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended June 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$384.2	$32.7	$0.4	$351.1
Cemetery revenue	190.9	1.8	0.2	188.9
	575.1	34.5	0.6	540.0
Germany revenue	1.7	—	—	1.7
Total revenue	$576.8	$34.5	$0.6	$541.7
North America Gross Profits
Funeral gross profits	$75.2	$6.4	$(0.6)	$69.4
Cemetery gross profits	39.6	0.4	(0.1)	39.3
	114.8	6.8	(0.7)	108.7
Germany gross profits	0.2	—	—	0.2
Total gross profits	$115.0	$6.8	$(0.7)	$108.9

Three Months Ended June 30, 2010	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$376.4	$24.5	$6.0	$345.9
Cemetery revenue	177.5	1.3	1.3	174.9
	553.9	25.8	7.3	520.8
Germany revenue	1.4	—	—	1.4
Total revenue	$555.3	$25.8	$7.3	$522.2
North America Gross Profits
Funeral gross profits	$77.4	$7.9	$0.1	$69.4
Cemetery gross profits	31.8	0.3	0.3	31.2
	109.2	8.2	0.4	100.6
Germany gross profits	0.1	—	—	0.1
Total gross profits	$109.3	$8.2	$0.4	$100.7

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2011 and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$385.9	$377.8
Less: Consolidated GA revenue	24.4	17.9
Less: Other revenue	2.7	2.4
Adjusted consolidated funeral revenue	$358.8	$357.5
Consolidated funeral services performed	67,531	68,220
Consolidated average revenue per funeral service	$5,313	$5,240
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2011 and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$352.8	$347.3
Less: Comparable GA revenue	23.7	17.4
Less: Other revenue	2.2	2.2
Adjusted comparable funeral revenue	$326.9	$327.7
Comparable funeral services performed	61,163	62,846
Comparable average revenue per funeral service	$5,345	$5,214
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $385.9 million in the second quarter of 2011 compared to $377.8 million for the same period in 2010. This increase is primarily attributable to the $5.5 million increase in comparable revenues described below and $8.2 million of additional revenues as the result of acquisitions in 2011 and 2010. These increases were partially offset by a decline of $5.6 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable revenues from funeral operations were $352.8 million in the second quarter of 2011 compared to $347.3 million for the same period in 2010. This increase was primarily due to the 2.5% increase in average revenue per funeral service described below and a $6.3 million increase in GA revenues (insurance commissions) that resulted from increased preneed funeral arrangements, partially offset by a decrease in the number of funeral services performed described below.
Funeral Services Performed
Our consolidated funeral services performed decreased 1.0% during the second quarter of 2011 compared to the same period in 2010, primarily as the result of a 2.7% decrease in comparable funeral services performed, which we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 44.1% in the second quarter of 2011 increased from 41.6% in 2010. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $73 or 1.4% in the second quarter of 2011 compared to 2010,

primarily as a result of increased comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $131, or 2.5% in the second quarter of 2011 compared to the same period in 2010. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.3% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits decreased $2.1 million in the second quarter of 2011 compared to the same period in 2010. This decrease is primarily attributable to a $0.1 million increase in comparable gross profits described below, more than offset by a decline of $2.2 million of gross profits related to acquisitions and non-strategic assets divested throughout 2011 and 2010.
Comparable funeral gross profits increased $0.1 million, or 0.1%, and the comparable gross margin percentage decreased from 20.0% to 19.7% in the second quarter of 2011 when compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenue described above and a decrease in the number of funeral services performed, partially offset by a $4.4 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $13.4 million, or 7.5%, in the second quarter of 2011 compared to the same period in 2010 primarily as a result of the increase in comparable revenues described below and $0.5 million in additional revenues generated by acquisitions in 2011 compared to 2010. The increases were partially offset by a decline of $1.1 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable cemetery revenues increased $14.0 million, or 8.0%, primarily as a result of higher cemetery preneed property sales production and higher trust fund income during the second quarter of 2011 which included a $3.1 million distribution from a long-term alternative investment.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $7.8 million, or 24.5%, in the second quarter of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $8.1 million, or 26.0%, and gross margin percentage increased from 17.8% to 20.8% in the second quarter of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenues described above, partially offset by a $4.8 million increase in selling costs stemming from increased advertising and increased commissions on preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $24.7 million during the second quarter of 2011 compared to $27.0 million the same period of 2010. This decrease is primarily due to acquisition and transition costs of $3.8 million in the second quarter of 2010, partially off-set by a $2.7 million reimbursement of legal fees, compared to $0.6 million for acquisition and transition costs with a $3.1 million reimbursement of legal settlements in the second quarter of 2011.
Interest Expense
Interest expense increased $1.4 million to $33.9 million during the second quarter of 2011 compared to $32.5 million in the same period of 2010. The increase in interest expense is due to the November 2010 issuance of our 7.0% Senior Notes due May 2019, partially offset by open market debt repurchases in 2011 and 2010.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $9.8 million net pre-tax loss on divestitures and impairment charges in the second quarter of 2011, due to the sale of underperformed locations in North America and losses on indemnification reserves. In the second quarter of 2010, we recognized a $13.6 million net pre-tax gain on divestitures and impairment charges due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with Federal Trade Commission in conjunction with the Keystone acquisition.
Other Income, Net
Other income, net decreased $4.2 million during the second quarter of 2011, reflecting the favorable currency impact from liability settlements between the U.S. and Canadian subsidiaries included in the prior year quarter.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.4% and 40.3% for the three months ended June 30, 2011 and 2010, respectively.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 241.4 million during the second quarter of 2011, compared to 253.6 million in the same period of 2010. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Six Months Ended June 30, 2011 and 2010
Management Summary
Key highlights in the first half of 2011 were as follows:

•
Funeral gross profit increased $12.7 million, or 7.8%, due to higher atneed case volume primarily from the Keystone acquisition, higher average revenue per case, and higher General Agency revenues, partially offset by higher advertising and selling expenses related to preneed sales initiatives; and

•
Cemetery gross profit increased $7.2 million, or 12.1%, due to an increase in cemetery preneed property sales production and trust fund income, partially offset by higher selling compensation expenses along with higher selling and maintenance costs.

Results of Operations
In the first half of 2011, we reported net income attributable to common stockholders of $64.9 million ($.27 per diluted share) compared to net income attributable to common stockholders in the first half of 2010 of $71.2 million ($.28 per diluted share). These results were impacted by the following items:

	2011	2010
	(Dollars in thousands)
Net after-tax (losses) gains from the sale of assets	(6,825)	5,310
After-tax losses from the early extinguishment of debt, net	(1,317)	(177)
After-tax expenses related to acquisitions	(983)	(4,537)
Change in certain tax reserves and other	(1,812)	(1,485)

Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2011 and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2010 and ending June 30, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Six Months Ended June 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$790.8	$61.3	$1.1	$728.4
Cemetery revenue	362.1	2.9	0.4	358.8
	1,152.9	64.2	1.5	1,087.2
Germany revenue	3.6	—	—	3.6
Total revenue	$1,156.5	$64.2	$1.5	$1,090.8
North America Gross Profits
Funeral gross profits	$174.4	$13.3	$(0.4)	$161.5
Cemetery gross profits	66.7	0.4	(0.1)	66.4
	241.1	13.7	(0.5)	227.9
Germany gross profits	0.4	—	—	0.4
Total gross profits	$241.5	$13.7	$(0.5)	$228.3

Six Months Ended June 30, 2010	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$743.4	$26.1	$9.8	$707.5
Cemetery revenue	339.4	1.3	3.3	334.8
	1,082.8	27.4	13.1	1,042.3
Germany revenue	3.3	—	—	3.3
Total revenue	$1,086.1	$27.4	$13.1	$1,045.6
North America Gross Profits
Funeral gross profits	$161.8	$8.3	$0.4	$153.1
Cemetery gross profits	59.5	0.2	(0.1)	59.4
	221.3	8.5	0.3	212.5
Germany gross profits	0.3	—	—	0.3
Total gross profits	$221.6	$8.5	$0.3	$212.8

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2011 and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$794.4	$746.7
Less: Consolidated GA revenue	43.7	31.3
Less: Other revenue	5.2	6.3
Adjusted consolidated funeral revenue	$745.5	$709.1
Consolidated funeral services performed	140,499	135,992
Consolidated average revenue per funeral service	$5,306	$5,214

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2011 and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$732.0	$710.8
Less: Comparable GA revenue	42.4	30.8
Less: Other revenue	4.5	4.4
Adjusted comparable funeral revenue	$685.1	$675.6
Comparable funeral services performed	128,861	129,866
Comparable average revenue per funeral service	$5,317	$5,202
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $794.4 million in the first half of 2011 compared to $746.7 million for the same period in 2010. This increase is primarily attributable to the $21.2 million increase in comparable revenues described below and $35.2 million of additional revenues as the result of acquisitions in 2011 and 2010. These increases were partially offset by a decline of $8.7 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable revenues from funeral operations were $732.0 million in the first half of 2011 compared to $710.8 million for the same period in 2010. This increase was primarily due to the 2.2% increase in average revenue per funeral service described below and an $11.6 million increase in GA revenues (insurance commissions) that resulted from increased preneed funeral arrangements.
Funeral Services Performed
Our consolidated funeral services performed increased 3.3% during the first half of 2011 compared to the same period in 2010, primarily as the result of acquisitions in 2011 and 2010 and a 0.8% decrease in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 44.0% in the first half of 2011 increased from 41.6% in 2010. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $92, or 1.8% in the first half of 2011 compared to 2010, primarily as a result of increased comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $115, or 2.2% in first half of 2011 compared to the same period in 2010. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.1% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits increased $12.7 million in the first half of 2011 compared to the same period in 2010. This increase is primarily attributable to $5.0 million of additional gross profits related to acquisitions that occurred in 2011 and 2010 and an $8.5 million increase in comparable gross profits described below, partially offset by a decline of $0.8 million of gross profits that were contributed by non-strategic assets divested throughout 2011 and 2010.
Comparable funeral gross profits increased $8.5 million, or 5.5%, and the comparable gross margin percentage increased from 21.6% to 22.1% in the first half of 2011 when compared to the same period in 2010 primarily as a result of the increase in comparable revenue described above, partially offset by the following:

•
an $8.5 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies,

Recent Accounting Pronouncements, and Accounting Changes below; and

•	a $3.8 million increase in direct costs of services performed as the result of the increase in funeral revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $22.7 million, or 6.7%, in the first half of 2011 compared to the same period in 2010 primarily as a result of the increase in comparable revenues described below and $1.6 million in additional revenues generated by acquisitions in 2011 compared to 2010. The increases were partially offset by a decline of $2.9 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable cemetery revenues increased $24.0 million, or 7.2%, primarily as a result of strong cemetery preneed property and merchandise sales production and higher trust fund income during the first half of 2011, which included a $3.1 million distribution from a long-term alternative investment, partially offset by a lower recognition rate and lower at need revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $7.2 million, or 12.1%, in the first half of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $7.0 million, or 11.8%, and gross margin percentage increased from 17.7% to 18.5% in the first half of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenues described above, partially offset by the following:

•
an $8.9 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $3.5 million increase in property expense; and

•	a $2.0 million increase in the provision for doubtful accounts.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $53.5 million during the first half of 2011 compared to $53.2 million for the same period in 2010. This increase is primarily due to higher incentive compensation costs, which were partially offset by a benefit from reimbursements for legal settlements and a decrease in acquisition and transition costs.
Interest Expense
Interest expense increased $2.6 million to $67.4 million during the first half of 2011 compared to $64.8 million in the same period of 2010. The increase in interest expense is due to the November 2010 issuance of our 7.0% Senior Notes due May 2019, partially offset by open market debt repurchases in 2011 and 2010.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $10.3 million net pre-tax loss on divestitures and impairment charges in the first half of 2011, due to the sale of underperformed locations in North America and losses on indemnification reserves. In the first half of 2010, we recognized a $13.1 million net pre-tax gain on divestitures and impairment charges due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with Federal Trade Commission in conjunction with the Keystone acquisition.
Other Income, Net
Other income, net decreased $1.7 million to $0.7 million during the first half of 2011, reflecting the favorable currency impact from liability settlements between the U.S. and Canadian subsidiaries included in prior year.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 38.7% and 39.8% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the following: lower Canadian income tax rates, a reduction in permanent non-deductible goodwill associated with divestitures, and lower taxable income from our foreign subsidiaries partially offset by higher state taxable income and legislative changes.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 241.6 million during the first half of 2011, compared to 254.9 million in the same period of 2010. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.

•	Our funeral and cemetery trust funds’ investments in equity securities, fixed income securities, and mutual funds are impacted by market conditions that are beyond our control.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2010 Annual Report on Form 10-K, which was filed February 14, 2011. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of June 30, 2011 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of June 30, 2011 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 29, 2011, we issued 979 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. On May 11, 2011, we issued 60,000 shares of common stock and 30,000 deferred common stock equivalents, or units, under the Amended and Restated Director Fee Plan. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
As of June 30, 2011, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $124.7 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
April 1, 2011 — April 30, 2011	59,517	10.72	59,517	149,444,005
May 1, 2011 — May 31, 2011	862,700	11.53	862,700	139,494,381
June 1, 2011 — June 30, 2011	1,328,300	11.15	1,328,300	124,683,344
	2,250,517		2,250,517

Subsequent to June 30, 2011, we repurchased an additional 734,524 shares of common stock at an aggregate cost of $8.4 million, which is an average cost per share of $11.47. After these third quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $116.3 million.

Item 6. Exhibits

10.1	Amended and Restated Incentive Plan. (Incorporated by reference to Annex B to Proxy Statement for the 2011 annual meeting of shareholders)

10.2	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement for the 2011 annual meeting of shareholders)

10.3
Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2011, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 3, 2011)

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

July 28, 2011		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

10.1	Amended and Restated Incentive Plan. (Incorporated by reference to Annex B to Proxy Statement for the 2011 annual meeting of shareholders)

10.2	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement for the 2011 annual meeting of shareholders)

10.3
Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2011, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 3, 2011)

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.