Form 10-Q
period 2011-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2011-10-27
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 25, 2011 was 227,998,397 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$572,999	$533,165	$1,729,472	$1,619,301
Costs and expenses	(465,949)	(430,518)	(1,380,953)	(1,294,998)
Gross profits	107,050	102,647	348,519	324,303
General and administrative expenses	(23,863)	(26,860)	(77,381)	(80,086)
(Losses) gains on divestitures and impairment charges, net	(5,001)	(7,291)	(15,264)	5,831
Operating income	78,186	68,496	255,874	250,048
Interest expense	(33,038)	(31,497)	(100,476)	(96,281)
Losses on early extinguishment of debt, net	(1,355)	(9,066)	(3,504)	(9,357)
Other income, net	249	688	969	3,077
Income before income taxes	44,042	28,621	152,863	147,487
Provision for income taxes	(9,027)	(9,941)	(51,181)	(57,255)
Net income	35,015	18,680	101,682	90,232
Net loss (income) attributable to noncontrolling interests	481	85	(1,329)	(270)
Net income attributable to common stockholders	$35,496	$18,765	$100,353	$89,962
Basic earnings per share:
Net income attributable to common stockholders	$0.15	$0.08	$0.42	$0.36
Basic weighted average number of shares	232,917	246,214	237,037	250,762
Diluted earnings per share:
Net income attributable to common stockholders	$0.15	$0.08	$0.42	$0.36
Diluted weighted average number of shares	235,513	247,523	239,528	252,486
Dividends declared per share	$0.05	$0.04	$0.15	$0.12

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$127,037	$170,846
Receivables, net	89,899	107,185
Deferred tax assets	43,542	41,371
Inventories	26,494	34,770
Other	21,458	27,746
Total current assets	308,430	381,918
Preneed funeral receivables, net and trust investments	1,456,130	1,424,557
Preneed cemetery receivables, net and trust investments	1,513,723	1,563,893
Cemetery property, at cost	1,499,203	1,508,787
Property and equipment, net	1,627,799	1,627,698
Goodwill	1,337,587	1,307,484
Deferred charges and other assets	454,168	389,184
Cemetery perpetual care trust investments	974,266	987,019
Total assets	$9,171,306	$9,190,540

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$351,235	$342,651
Current maturities of long-term debt	23,685	22,502
Income taxes	2,957	1,474
Total current liabilities	377,877	366,627
Long-term debt	1,863,899	1,832,380
Deferred preneed funeral revenues	575,207	580,223
Deferred preneed cemetery revenues	835,121	813,493
Deferred tax liability	379,930	323,304
Other liabilities	410,937	399,619
Deferred preneed funeral and cemetery receipts held in trust	2,336,160	2,408,074
Care trusts’ corpus	971,926	986,872
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 243,767,641 and 242,019,650 shares issued, respectively, and 227,998,397 and 241,035,250 shares outstanding, respectively	227,998	241,035
Capital in excess of par value	1,471,599	1,603,112
Accumulated deficit	(398,997)	(477,459)
Accumulated other comprehensive income	99,552	112,768
Total common stockholders’ equity	1,400,152	1,479,456
Noncontrolling interests	20,097	492
Total equity	1,420,249	1,479,948
Total liabilities and equity	$9,171,306	$9,190,540
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$101,682	$90,232
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	3,504	9,357
Depreciation and amortization	88,363	87,676
Amortization of intangible assets	19,497	18,816
Amortization of cemetery property	27,889	23,438
Amortization of loan costs	3,259	3,223
Provision for doubtful accounts	6,431	4,137
Provision for deferred income taxes	40,038	39,273
Losses (gains) on divestitures and impairment charges, net	15,264	(5,831)
Share-based compensation	6,843	6,714
Excess tax benefit from share-based awards	—	(831)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	13,583	6,793
Decrease (increase) in other assets	2,560	(1,094)
Increase in payables and other liabilities	7,808	7,687
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	47,263	30,434
Decrease in deferred preneed funeral revenue	(30,724)	(4,218)
Decrease in deferred preneed funeral receipts held in trust	(33,203)	(27,240)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(47,977)	(29,849)
Increase in deferred preneed cemetery revenue	26,502	7,369
(Decrease) increase in deferred preneed cemetery receipts held in trust	(6,280)	1,496
Other	(989)	(1,471)
Net cash provided by operating activities	291,313	266,111
Cash flows from investing activities:
Capital expenditures	(85,936)	(67,443)
Acquisitions	(97,473)	(281,800)
Proceeds from divestitures and sales of property and equipment, net	15,233	82,866
Net withdrawals of restricted funds and other	956	26,440
Net cash used in investing activities	(167,220)	(239,937)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	65,000	245,000
Debt issuance costs	—	(6,203)
Payments of debt	(2,169)	(32,398)
Early extinguishment of debt	(43,089)	(118,562)
Principal payments on capital leases	(17,186)	(40,716)
Proceeds from exercise of stock options	7,694	1,469
Excess tax benefit from share-based awards	—	831
Purchase of Company common stock	(146,590)	(86,871)
Payments of dividends	(33,395)	(30,224)
Bank overdrafts and other	3,573	(5,655)
Net cash used in by financing activities	(166,162)	(73,329)
Effect of foreign currency on cash and cash equivalents	(1,740)	3,223
Net decrease in cash and cash equivalents	(43,809)	(43,932)
Cash and cash equivalents at beginning of period	170,846	179,745
Cash and cash equivalents at end of period	$127,037	$135,813
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788
Net income	—	—	—	89,962	—	270	90,232
Dividends declared on common stock ($.12 per share)	—	—	(29,830)	—	—	—	(29,830)
Foreign currency translation	—	—	—	—	4,761	2	4,763
Employee share-based compensation earned	—	—	6,714	—	—	—	6,714
Stock option exercises	389	—	1,080	—	—	—	1,469
Tax benefits related to share based awards	—	—	868	—	—	—	868
Restricted stock awards, net of forfeitures	532	—	(532)	—	—	—	—
Purchase of Company common stock	—	(10,358)	(76,513)	—	—	—	(86,871)
Other	3	60	548	—	—	—	611
Balance at September 30, 2010	$254,951	$(10,308)	$1,637,828	$(513,914)	$101,903	$284	$1,470,744

Balance at December 31, 2010	242,020	(985)	1,603,112	(477,459)	112,768	492	1,479,948
Net income				100,353		1,329	101,682
Dividends declared on common stock ($.15 per share)			(35,140)				(35,140)
Foreign currency translation					(13,216)	(13)	(13,229)
Employee share-based compensation earned			6,843				6,843
Stock option exercises	1,137		6,557				7,694
Restricted stock awards, net of forfeitures	539		(539)				—
Purchase of Company common stock		(14,785)	(109,914)	(21,891)			(146,590)
Acquisition						18,857	18,857
Noncontrolling interest payment						(568)	(568)
Other	72		680				752
Balance at September 30, 2011	$243,768	$(15,770)	$1,471,599	$(398,997)	$99,552	$20,097	$1,420,249

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2010. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.
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

We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customers exceed the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.
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

3. Recently Issued Accounting Standards
Fair Value Measurements
In May 2011, the FASB amended the FVM&D Topic of the ASC that expands disclosures about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the inputs into the valuation. The amendment also requires that items that are not measured at fair value but for which the fair value is disclosed also disclose the level in the fair value hierarchy in which those items were categorized. The amended guidance is effective for us in the first quarter of 2012 and we do not believe that this guidance will have any impact on our consolidated financial condition or results of operations.
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
Goodwill Testing
In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012, adoption will have no impact on our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$18,960	$18,771	$55,189	$61,294
Withdrawals	26,789	25,546	79,734	85,284
Purchases of available-for-sale securities	140,554	77,042	387,545	390,345
Sales of available-for-sale securities	114,476	86,754	448,988	401,253
Realized gains from sales of available-for-sale securities	11,353	5,963	49,618	26,461
Realized losses from sales of available-for-sale securities	(6,586)	(8,360)	(18,215)	(42,017)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$875,770	$875,043
Cash and cash equivalents	100,911	121,212
Insurance-backed fixed income securities	267,603	220,287
Trust investments	1,244,284	1,216,542
Receivables from customers	251,788	247,434
Unearned finance charge	(5,461)	(5,620)
	1,490,611	1,458,356
Allowance for cancellation	(34,481)	(33,799)
Preneed funeral receivables and trust investments	$1,456,130	$1,424,557

The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at September 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	September 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$76,987	$4,032	$(336)	$80,683
Canadian government	113,763	628	(50)	114,341
Corporate	51,128	1,353	(1,207)	51,274
Residential mortgage-backed	3,388	77	(32)	3,433
Asset-backed	127	6	—	133
Equity securities:
Preferred stock	2,344	19	(292)	2,071
Common stock:
United States	267,707	28,059	(36,268)	259,498
Canada	23,638	2,824	(1,354)	25,108
Other international	19,481	460	(3,219)	16,722
Mutual funds:
Equity	132,562	1,685	(23,543)	110,704
Fixed income	195,093	6,298	(9,995)	191,396
Private equity	36,800	1,408	(18,713)	19,495
Other	518	394	—	912
Trust investments	$923,536	$47,243	$(95,009)	$875,770

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$71,948	$2,061	$(334)	$73,675
Canadian government	121,137	1,004	(20)	122,121
Corporate	33,627	2,751	(285)	36,093
Residential mortgage-backed	5,310	135	(22)	5,423
Asset-backed	2,984	97	(2)	3,079
Equity securities:
Preferred stock	2,835	296	(78)	3,053
Common stock:
United States	268,650	63,301	(8,391)	323,560
Canada	22,452	4,542	(798)	26,196
Other international	21,611	2,240	(2,330)	21,521
Mutual funds:
Equity	116,260	6,123	(18,289)	104,094
Fixed income	134,181	6,316	(5,628)	134,869
Private equity	27,864	1,395	(16,890)	12,369
Other	8,833	615	(458)	8,990
Trust investments	$837,692	$90,876	$(53,525)	$875,043

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
As of September 30, 2011, our unfunded commitment for our private equity and other investments was $12.7 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at September 30, 2011	$603,428	$251,935	$20,407	$875,770
Trust investments at December 31, 2010	$610,240	$243,444	$21,359	$875,043
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$29,031	$19,707	$21,359	$12,052
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(7,757)	501	(1,001)	(569)
Net realized losses included in Other income, net(2)	(8)	(43)	(67)	(66)
Purchases	18	—	18	7,343
Sales	(7,970)	(10)	(8,156)	(10)
Contributions	7,615	255	9,397	1,691
Distributions and other	(522)	(364)	(1,143)	(395)
Fair market value, ending balance	$20,407	$20,046	$20,407	$20,046

(1)
All unrealized (losses) gains recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)
All losses recognized in Other income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at September 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$136,116
Due in one to five years	51,838
Due in five to ten years	38,398
Thereafter	23,512
$249,864
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $10.2 million and $6.7 million for the three months ended September 30, 2011 and 2010, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $28.9 million and $22.5 million for the nine months ended September 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended September 30, 2011 and 2010, we recorded a $17.5 million and a $1.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the nine months ended September 30, 2011 and 2010, we recorded a $20.8 million and a $7.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2011 and December 31, 2010, respectively, are shown in the following tables:

	September 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$8,064	$(80)	$9,021	$(256)	$17,085	$(336)
Canadian government	9,536	(48)	105	(2)	9,641	(50)
Corporate	20,897	(1,171)	979	(36)	21,876	(1,207)
Residential mortgage-backed	369	(2)	391	(30)	760	(32)
Equity securities:
Preferred stock	1,645	(292)	—	—	1,645	(292)
Common stock:
United States	122,765	(31,623)	17,031	(4,645)	139,796	(36,268)
Canada	8,374	(1,005)	620	(349)	8,994	(1,354)
Other international	9,966	(1,867)	2,897	(1,352)	12,863	(3,219)
Mutual funds:
Equity	53,310	(10,834)	45,439	(12,709)	98,749	(23,543)
Fixed income	26,896	(3,029)	8,746	(6,966)	35,642	(9,995)
Private equity	1,360	(1,502)	12,640	(17,211)	14,000	(18,713)
Total temporarily impaired securities	$263,182	$(51,453)	$97,869	$(43,556)	$361,051	$(95,009)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,433	$(316)	$393	$(18)	$10,826	$(334)
Canadian government	1,632	(2)	668	(18)	2,300	(20)
Corporate	5,619	(285)	—	—	5,619	(285)
Residential mortgage-backed	836	(9)	263	(13)	1,099	(22)
Asset-backed	225	(1)	53	(1)	278	(2)
Equity securities:
Preferred stock	1,045	(78)	—	—	1,045	(78)
Common stock:
United States	41,491	(3,019)	24,919	(5,372)	66,410	(8,391)
Canada	4,493	(324)	1,361	(474)	5,854	(798)
Other international	5,251	(862)	3,446	(1,468)	8,697	(2,330)
Mutual funds:
Equity	3,778	(110)	61,844	(18,179)	65,622	(18,289)
Fixed income	9,630	(156)	8,818	(5,472)	18,448	(5,628)
Private equity	214	(71)	6,715	(16,819)	6,929	(16,890)
Other	8	(2)	309	(456)	317	(458)
Total temporarily impaired securities	$84,655	$(5,235)	$108,789	$(48,290)	$193,444	$(53,525)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$25,946	$30,565	$76,442	$79,984
Withdrawals	25,917	26,303	84,444	79,080
Purchases of available-for-sale securities	88,518	77,625	411,195	542,829
Sales of available-for-sale securities	78,721	90,148	407,272	502,508
Realized gains from sales of available-for-sale securities	10,134	6,838	51,225	31,899
Realized losses from sales of available-for-sale securities	(8,758)	(9,828)	(19,994)	(47,093)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$967,503	$1,062,771
Cash and cash equivalents	127,137	122,866
Insurance backed fixed income securities	12	9,158
Trust investments	1,094,652	1,194,795
Receivables from customers	498,445	452,296
Unearned finance charges	(35,525)	(39,205)
	1,557,572	1,607,886
Allowance for cancellation	(43,849)	(43,993)
Preneed cemetery receivables and trust investments	$1,513,723	$1,563,893

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at September 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	September 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$51,242	$5,524	$(305)	$56,461
Canadian government	17,067	492	(10)	17,549
Corporate	41,828	1,441	(1,628)	41,641
Residential mortgage-backed	168	5	(1)	172
Equity securities:
Preferred stock	3,729	24	(462)	3,291
Common stock:
United States	389,521	47,683	(48,239)	388,965
Canada	17,177	2,857	(1,527)	18,507
Other international	28,103	744	(4,028)	24,819
Mutual funds:
Equity	181,246	1,883	(24,032)	159,097
Fixed income	246,647	12,081	(15,832)	242,896
Private equity	29,892	44	(16,258)	13,678
Other	335	92	—	427
Trust investments	$1,006,955	$72,870	$(112,322)	$967,503

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$50,884	$2,493	$(307)	$53,070
Canadian government	15,669	362	(4)	16,027
Corporate	39,265	3,387	(402)	42,250
Residential mortgage-backed	863	31	(1)	893
Asset-backed	6,336	261	(5)	6,592
Equity securities:
Preferred stock	4,577	453	(124)	4,906
Common stock:
United States	386,537	82,385	(10,821)	458,101
Canada	17,279	3,869	(850)	20,298
Other international	31,466	2,485	(3,645)	30,306
Mutual funds:
Equity	202,328	15,173	(18,569)	198,932
Fixed income	226,567	8,537	(9,959)	225,145
Private equity	19,596	13	(13,890)	5,719
Other	874	43	(385)	532
Trust investments	$1,002,241	$119,492	$(58,962)	$1,062,771

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
As of September 30, 2011, our unfunded commitment for our private equity and other investments was $13.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
	(In thousands)
Trust investments at September 30, 2011	$834,284	$119,114	$14,105	$967,503
Trust investments at December 31, 2010	$932,782	$123,738	$6,251	$1,062,771
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$14,674	$4,930	$6,251	$4,341
Net unrealized losses included in Accumulated other comprehensive income(1)	(8,530)	(81)	(1,545)	(446)
Net realized losses included in Other income, net(2)	(8)	(18)	(73)	(41)
Sales	—	(25)	—	(48)
Contributions	7,910	263	9,762	1,601
Distributions and other	59	(92)	(290)	(430)
Fair market value, ending balance	$14,105	$4,977	$14,105	$4,977

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

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities, excluding mutual funds, at September 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$9,761
Due in one to five years	43,714
Due in five to ten years	31,960
Thereafter	30,388
$115,823

Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $4.6 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $15.7 million and $9.4 million for the nine months ended September 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended September 30, 2011 and 2010, we recorded a $24.9 million and a $1.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the nine months ended September 30, 2011 and 2010, we recorded a $26.1 million and a $4.9 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of September 30, 2011 are shown in the following tables:

	September 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,817	$(41)	$3,042	$(264)	$4,859	$(305)
Canadian government	3,307	(10)	—	—	3,307	(10)
Corporate	18,660	(1,628)	—	—	18,660	(1,628)
Residential mortgage-backed	—	—	15	(1)	15	(1)
Equity securities:
Preferred stock	2,428	(462)	—	—	2,428	(462)
Common stock:
United States	172,584	(43,555)	19,470	(4,684)	192,054	(48,239)
Canada	5,448	(966)	457	(561)	5,905	(1,527)
Other international	14,670	(2,454)	3,426	(1,574)	18,096	(4,028)
Mutual funds:
Equity	83,652	(13,461)	58,659	(10,571)	142,311	(24,032)
Fixed income	49,081	(4,293)	10,872	(11,539)	59,953	(15,832)
Private equity	426	(275)	12,776	(15,983)	13,202	(16,258)
Total temporarily impaired securities	$352,073	$(67,145)	$108,717	$(45,177)	$460,790	$(112,322)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,057	$(295)	$315	$(12)	$6,372	$(307)
Canadian government	2,908	(4)	—	—	2,908	(4)
Corporate	8,577	(402)	—	—	8,577	(402)
Residential mortgage-backed	—	—	20	(1)	20	(1)
Asset-backed	766	(4)	56	(1)	822	(5)
Equity securities:
Preferred stock	1,749	(124)	—	—	1,749	(124)
Common stock:
United States	63,027	(4,450)	31,108	(6,371)	94,135	(10,821)
Canada	3,131	(181)	1,475	(669)	4,606	(850)
Other international	8,542	(1,403)	5,259	(2,242)	13,801	(3,645)
Mutual funds:
Equity	5,107	(112)	92,630	(18,457)	97,737	(18,569)
Fixed income	25,887	(354)	14,600	(9,605)	40,487	(9,959)
Private equity	—	—	5,557	(13,890)	5,557	(13,890)
Other	7	(1)	303	(384)	310	(385)
Total temporarily impaired securities	$125,758	$(7,330)	$151,323	$(51,632)	$277,081	$(58,962)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Deposits	$5,503	$5,381	$17,806	$17,282
Withdrawals	10,269	7,581	28,098	26,858
Purchases of available-for-sale securities	87,135	135,544	413,176	315,986
Sales of available-for-sale securities	49,705	137,354	387,715	247,125
Realized gains from sales of available-for-sale securities	4,101	4,244	31,221	8,937
Realized losses from sales of available-for-sale securities	(1,764)	(2,068)	(14,506)	(7,524)

The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Trust investments, at market	$913,014	$922,228
Cash and cash equivalents	61,252	64,791
Cemetery perpetual care trust investments	$974,266	$987,019

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at September 30, 2011 and December 31, 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	September 30, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$1,637	$815	$(2)	$2,450
Canadian government	28,751	862	(18)	29,595
Corporate	20,677	609	(92)	21,194
Residential mortgage-backed	1,702	59	(11)	1,750
Asset-backed	52	—	—	52
Equity securities:
Preferred stock	5,961	—	(1,216)	4,745
Common stock:
United States	138,464	6,903	(16,980)	128,387
Canada	12,581	1,457	(1,237)	12,801
Other international	18,788	843	(2,259)	17,372
Mutual funds:
Equity	21,474	736	(2,336)	19,874
Fixed income	648,407	25,030	(16,199)	657,238
Private equity	24,835	358	(14,231)	10,962
Other	8,089	829	(2,324)	6,594
Cemetery perpetual care trust investments	$931,418	$38,501	$(56,905)	$913,014

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,651	$863	$(31)	$6,483
Canadian government	26,702	642	(7)	27,337
Corporate	48,278	5,219	(249)	53,248
Residential mortgage-backed	1,764	55	(6)	1,813
Asset-backed	363	5	—	368
Equity securities:
Preferred stock	7,789	1,385	(112)	9,062
Common stock:
United States	116,799	16,916	(6,640)	127,075
Canada	11,510	2,510	(758)	13,262
Other international	16,004	2,175	(1,845)	16,334
Mutual funds:
Equity	65,114	6,964	(7,239)	64,839
Fixed income	562,879	24,773	(2,334)	585,318
Private equity	23,428	351	(13,344)	10,435
Other	8,475	836	(2,657)	6,654
Cemetery perpetual care trust investments	$894,756	$62,694	$(35,222)	$922,228

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
The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at September 30, 2011	$835,672	$59,786	$17,556	$913,014
Trust investments at December 31, 2010	$806,828	$98,311	$17,089	$922,228
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$19,055	$14,209	$17,089	$14,943
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(2,377)	1,225	5,525	5,350
Net realized gains (losses) included in Other income, net(2)	4	1,313	(187)	1,236
Sales	—	(155)	(44)	(155)
Contributions	18	1	115	1,881
Distributions and other	856	(2,590)	(4,942)	(9,252)
Fair market value, ending balance	$17,556	$14,003	$17,556	$14,003

(1)
All unrealized (losses) gains recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All gains (losses) recognized in Other income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at September 30, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$9,028
Due in one to five years	23,395
Due in five to ten years	19,220
Thereafter	3,398
$55,041

Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Recognized earnings related to these trust investments were $7.3 million and $10.4 million for the three months ended September 30, 2011 and 2010, respectively. Recognized earnings related to these trust investments were $29.3 million and $29.2 million for the nine months ended September 30, 2011 and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended September 30, 2011 and 2010, we recorded a $0.0 million and a $0.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the nine months ended September 30, 2011 and 2010, we recorded a $0.3 million and a $1.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.
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

	September 30, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$564	$(2)	$—	$—	$564	$(2)
Canadian government	5,590	(18)	—	—	5,590	(18)
Corporate	2,876	(79)	231	(13)	3,107	(92)
Residential mortgage-backed	27	(1)	110	(10)	137	(11)
Equity securities:
Preferred stock	4,720	(1,188)	22	(28)	4,742	(1,216)
Common stock:
United States	64,616	(11,145)	9,435	(5,835)	74,051	(16,980)
Canada	3,300	(663)	618	(574)	3,918	(1,237)
Other international	10,925	(1,852)	347	(407)	11,272	(2,259)
Mutual funds:
Equity	11,439	(1,573)	2,814	(763)	14,253	(2,336)
Fixed income	180,580	(11,196)	39,050	(5,003)	219,630	(16,199)
Private equity	258	(362)	10,315	(13,869)	10,573	(14,231)
Other	134	(190)	5,390	(2,134)	5,524	(2,324)
Total temporarily impaired securities	$285,029	$(28,269)	$68,332	$(28,636)	$353,361	$(56,905)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,669	$(31)	$—	$—	$1,669	$(31)
Canadian government	4,966	(7)	—	—	4,966	(7)
Corporate	9,181	(221)	675	(28)	9,856	(249)
Residential mortgage-backed	137	(2)	92	(4)	229	(6)
Equity securities:
Preferred stock	1,561	(90)	29	(22)	1,590	(112)
Common stock:
United States	15,419	(1,464)	16,419	(5,176)	31,838	(6,640)
Canada	1,545	(82)	1,454	(676)	2,999	(758)
Other international	3,175	(242)	2,383	(1,603)	5,558	(1,845)
Mutual funds:
Equity	866	(10)	29,974	(7,229)	30,840	(7,239)
Fixed income	18,166	(134)	53,553	(2,200)	71,719	(2,334)
Private equity	1	(1)	10,060	(13,343)	10,061	(13,344)
Other	1	(2)	5,568	(2,655)	5,569	(2,657)
Total temporarily impaired securities	$56,687	$(2,286)	$120,207	$(32,936)	$176,894	$(35,222)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 are detailed below.

	September 30, 2011			December 31, 2010
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,244,284	$1,094,652	$2,338,936	$1,216,542	$1,194,795	$2,411,337
Accrued trust operating payables and other	(1,146)	(1,630)	(2,776)	(975)	(2,288)	(3,263)
Deferred preneed funeral and cemetery receipts held in trust	$1,243,138	$1,093,022	$2,336,160	$1,215,567	$1,192,507	$2,408,074
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 are detailed below.

	September 30, 2011	December 31, 2010
	(In thousands)
Cemetery perpetual care trust investments	$974,266	$987,019
Accrued trust operating payables and other	(2,340)	(147)
Care trusts’ corpus	$971,926	$986,872
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$11,353	$10,134	$4,101	$—	$25,588
Realized losses	(6,586)	(8,758)	(1,764)	—	(17,108)
Impairment charges	(17,533)	(24,885)	(5)	—	(42,423)
Interest, dividend, and other ordinary income	3,911	4,217	6,185	—	14,313
Trust expenses and income taxes	(2,116)	(3,119)	(647)	—	(5,882)
Net trust investment (loss) income	(10,971)	(22,411)	7,870	—	(25,512)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	10,971	22,411	(7,870)	—	25,512
Other income, net	—	—	—	249	249
Total other income, net	$—	$—	$—	$249	$249

	Nine Months Ended September 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$49,618	$51,225	$31,221	$—	$132,064
Realized losses	(18,215)	(19,994)	(14,506)	—	(52,715)
Impairment charges	(20,821)	(26,081)	(316)	—	(47,218)
Interest, dividend, and other ordinary income	15,085	16,545	25,775	—	57,405
Trust expenses and income taxes	(4,982)	(7,385)	(2,753)	—	(15,120)
Net trust investment income	20,685	14,310	39,421	—	74,416
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(20,685)	(14,310)	(39,421)	—	(74,416)
Other income, net	—	—	—	969	969
Total other income, net	$—	$—	$—	$969	$969

	Three Months Ended September 30, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$5,963	$6,838	$4,244	$—	$17,045
Realized losses	(8,360)	(9,828)	(2,068)	—	(20,256)
Impairment charges	(1,129)	(1,536)	(251)	—	(2,916)
Interest, dividend, and other ordinary income	3,291	5,491	9,174	—	17,956
Trust expenses and income taxes	(1,324)	(2,555)	(114)	—	(3,993)
Net trust investment (loss) income	(1,559)	(1,590)	10,985	—	7,836
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	1,559	1,590	(10,985)	—	(7,836)
Other income, net	—	—	—	688	688
Total other income, net	$—	$—	$—	$688	$688

	Nine Months Ended September 30, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$26,461	$31,899	$8,937	$—	$67,297
Realized losses	(42,017)	(47,093)	(7,524)	—	(96,634)
Impairment charges	(7,298)	(4,919)	(1,824)	—	(14,041)
Interest, dividend, and other ordinary income	13,223	14,914	25,249	—	53,386
Trust expenses and income taxes	(3,150)	(7,024)	(1,661)	—	(11,835)
Net trust investment (loss) income	(12,781)	(12,223)	23,177	—	(1,827)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	12,781	12,223	(23,177)	—	1,827
Other income, net	—	—	—	3,077	3,077
Total other income, net	$—	$—	$—	$3,077	$3,077

8. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 20.5% and 34.7% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 33.5% and 38.8% for the nine months ended September 30, 2011 and 2010, respectively.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was higher than our book basis. Consequently, we recognized a tax loss that was higher than the book loss on the sale which is permanent in nature. The decrease in the effective tax rate for the three and nine months ended September 30, 2011 is primarily due to that sale. Additionally, our effective tax rate for the three months ended September 30, 2010 was reduced by the release of state valuation allowances due to the legal restructuring of our entities in certain states.
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

9. Debt

Debt as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	4,857	8,557
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	136,465	157,250
6.75% Senior Notes due April 2016	197,377	212,927
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	65,000	—
Obligations under capital leases	126,658	118,339
Mortgage notes and other debt, maturities through 2047	36,565	38,223
Unamortized pricing discounts and other	(5,030)	(6,106)
Total debt	1,887,584	1,854,882
Less current maturities	(23,685)	(22,502)
Total long-term debt	$1,863,899	$1,832,380

Current maturities of debt at September 30, 2011 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.67% at September 30, 2011 and 6.80% at December 31, 2010. Approximately 90% and 93% of our total debt had a fixed interest rate at September 30, 2011 and December 31, 2010, respectively.
Bank Credit Facility
As of December 31, 2010, we had a $400 million bank credit facility due November 2013 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity to March 2016.
As of September 30, 2011, we have $65.0 million outstanding cash advances under our bank credit facility and have used it to support $33.3 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35%. As of September 30, 2011, we have $401.7 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions

During the nine months ended September 30, 2011, we paid an aggregate of $43.1 million to retire $22.3 million  aggregate principal amount of our 6.75% Senior Notes due April 2015, $16.9 million aggregate principal amount of our 6.75% Senior Notes due April 2016, and $3.9 million aggregate principal amount of our 7.875% Senior Notes due February 2013,resulting in the recognition of a $3.5 million loss recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
During the nine months ended September 30, 2010, we repaid $30.0 million of amounts drawn on our bank credit facility, $20.2 million aggregate principal amount of our 6.75% Senior Notes due April 2016, $3.0 million aggregate principal amount of our 6.75% Senior Notes due April 2015, $64.3 million aggregate principal amount of our 7.375% Senior Notes due October 2014, and $23.1 million aggregate principal amount of our 7.875% Senior Notes due February 2013. As a result of these transactions, we recognized a $9.4 million loss recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the nine months ended September 30, 2011 and 2010, we acquired $27.1 million and $17.3 million, respectively, of primarily transportation equipment using capital leases.

10. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms.
The fair value of our debt instruments at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
7.875% Debentures due February 2013	$5,159	$9,092
7.375% Senior Notes due October 2014	193,901	194,244
6.75% Senior Notes due April 2015	143,629	161,968
6.75% Senior Notes due April 2016	202,311	216,653
7.0% Senior Notes due June 2017	306,063	302,375
7.625% Senior Notes due October 2018	266,095	262,500
7.0% Senior Notes due May 2019	254,375	251,250
8.0% Senior Notes due November 2021	159,375	158,063
7.5% Senior Notes due April 2027	189,000	194,920
Bank credit facility due March 2016	65,000	—
Mortgage notes and other debt, maturities through 2047	37,100	37,991
Total fair value of debt instruments	$1,822,008	$1,789,056

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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2011:

Nine Months Ended
Assumptions	September 30, 2011
Dividend yield	2.4%
Expected volatility	38.4%
Risk-free interest rate	2.4%
Expected holding period (in years)	5.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2011:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	12,312,783	$7.53
Granted	2,394,430	9.09
Exercised	(1,136,808)	6.77
Canceled	(94,857)	5.32
Outstanding at September 30, 2011	13,475,548	$7.88
Exercisable at September 30, 2011	8,288,301	$8.16
As of September 30, 2011, the unrecognized compensation expense related to stock options of $7.9 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity for the nine months ended September 30, 2011 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2010	1,167,273	$6.35
Granted	538,620	9.13
Vested	(540,723)	6.58
Nonvested restricted shares at September 30, 2011	1,165,170	$7.53
As of September 30, 2011, the unrecognized compensation expense related to restricted shares of $6.1 million is expected to be recognized over a weighted average period of 1.4 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	(13,216)	—	(13,216)
Decrease in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(146,669)	(146,669)
Reclassification of net unrealized loss activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	146,669	146,669
Balance at September 30, 2011	$99,552	$—	$99,552
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
The components of comprehensive income are as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Comprehensive income:
Amounts attributable to common stockholders:
Net income	$35,496	$18,765	$100,353	$89,962
Other comprehensive (loss) income	(23,132)	7,266	(13,216)	4,761
Amounts attributable to noncontrolling interests:
Net (loss) income	(481)	(85)	1,329	270
Other comprehensive (loss) income	(17)	3	(13)	2
Comprehensive income	$11,866	$25,949	$88,453	$94,995
Cash Dividends
On August 10, 2011, our Board of Directors approved a cash dividend of $.05 per common share. At September 30, 2011, this dividend totaling $11.4 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on October 31, 2011.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In August 2011, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $116.6 million to repurchase our common stock, bringing total authorization up to $200.0 million. During the nine months ended September 30, 2011, we repurchased 14,641,168 shares of common stock at an aggregate cost of $145.0 million, which is an average cost per share of $9.90. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $150.3 million at September 30, 2011.
Subsequent to September 30, 2011, we repurchased an additional 1,233,800 shares of common stock at an aggregate cost of $11.7 million, which is an average cost per share of $9.48. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $138.6 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months ended September 30,
Revenues from external customers:
2011	$384,003	$188,996	$572,999
2010	$358,931	$174,234	$533,165
Gross profits:
2011	$69,022	$38,028	$107,050
2010	$69,058	$33,589	$102,647
Nine Months ended September 30,
Revenues from external customers:
2011	$1,178,362	$551,110	$1,729,472
2010	$1,105,687	$513,614	$1,619,301
Gross profits:
2011	$243,827	$104,692	$348,519
2010	$231,167	$93,136	$324,303
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Gross profits from reportable segments	$107,050	$102,647	$348,519	$324,303
General and administrative expenses	(23,863)	(26,860)	(77,381)	(80,086)
(Losses) gains on divestitures and impairment charges, net	(5,001)	(7,291)	(15,264)	5,831
Operating income	78,186	68,496	255,874	250,048
Interest expense	(33,038)	(31,497)	(100,476)	(96,281)
Losses on early extinguishment of debt, net	(1,355)	(9,066)	(3,504)	(9,357)
Other income, net	249	688	969	3,077
Income before income taxes	$44,042	$28,621	$152,863	$147,487
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months ended September 30,
Revenues from external customers:
2011	$518,754	$52,824	$1,421	$572,999
2010	$479,120	$52,399	$1,646	$533,165
Nine Months ended September 30,
Revenues from external customers:
2011	$1,569,748	$154,706	$5,018	$1,729,472
2010	$1,458,883	$155,497	$4,921	$1,619,301

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$126,168	$117,674	$383,308	$362,145
Cemetery	132,904	121,131	381,898	352,009
Total merchandise revenues	259,072	238,805	765,206	714,154
Services revenues:
Funeral	234,367	220,913	726,259	688,866
Cemetery	45,571	45,617	145,247	138,669
Total services revenues	279,938	266,530	871,506	827,535
Other revenues	33,989	27,830	92,760	77,612
Total revenues	$572,999	$533,165	$1,729,472	$1,619,301
Merchandise costs and expenses:
Funeral	$64,156	$58,520	$197,539	$185,994
Cemetery	56,703	51,551	166,936	151,358
Total cost of merchandise	120,859	110,071	364,475	337,352
Services costs and expenses:
Funeral	127,102	114,662	370,942	335,425
Cemetery	23,853	22,882	73,793	70,990
Total cost of services	150,955	137,544	444,735	406,415
Overhead and other expenses	194,135	182,903	571,743	551,231
Total costs and expenses	$465,949	$430,518	$1,380,953	$1,294,998

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2011 and December 31, 2010, we have self-insurance reserves of $51.9 million and $53.9 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Prise, Bryant, Bryant, Helm, Stickle, and Southern lawsuits described in the following paragraphs.
Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; in the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc. employees in December 2006 and purports to have been brought under the Fair Labor Standards Act (“FLSA”) on behalf of all Alderwoods and SCI-affiliated employees who performed work for which they were not fully compensated, including work for which overtime pay was owed. Although the court initially conditionally certified a class of claims as to certain job positions for Alderwoods employees, the court granted our motion to decertify the class on September 9, 2011.
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
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made a large number of demands for arbitration. We cannot quantify our ultimate liability, if any, in these lawsuits.
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
Southern, et al. v. SCI Kentucky Funeral Services, Inc.; Case No. 11CIO6501; in the Jefferson Circuit Court, Division Eight, Kentucky. This lawsuit was filed on October 6, 2011 against an SCI subsidiary and purports to have been brought on behalf of employees who worked in Kentucky as funeral directors. The plaintiffs allege causes of action for various violations of Kentucky wage and hour laws, and breach of contract. Plaintiffs seek unpaid wages, compensatory and exemplary relief, damages, attorneys' fees and costs, and pre- and post judgment interest. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$35,496	$18,765	$100,353	$89,962
After tax interest on convertible debt	13	—	38	38
Net income — diluted	$35,509	$18,765	$100,391	$90,000
Weighted average shares (denominator):
Weighted average shares — basic	232,917	246,214	237,037	250,762
Stock options	2,475	1,309	2,370	1,603
Convertible debt	121	—	121	121
Weighted average shares — diluted	235,513	247,523	239,528	252,486
Net income per share:
Basic	$0.15	$0.08	$0.42	$0.36
Diluted	$0.15	$0.08	$0.42	$0.36
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended September 30, 2011 and September 30, 2010, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.1 million and 6.6 million, respectively. For the nine months ended September 30, 2011 and September 30, 2010, total options and convertible debentures not currently included in the computation of dilutive EPS were 5.5 million and 5.4 million, respectively.

17. Acquisitions
Keystone
In March 2010, pursuant to a tender offer, we acquired Keystone North America, Inc. (Keystone) for C$8.07 per share in cash, resulting in a purchase price of $288.9 million, which included the refinancing of $80.7 million of Keystone’s debt.
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

	Useful life
	Minimum		Maximum	Fair Value
	(Years)			(In thousands)
Preneed customer relationships related to insurance claims			10	$15,200
Preneed deferred revenue	10	-	14	1,740
Covenants-not-to-compete	5	-	15	13,332
Operating leases	5	-	15	440
Tradenames			5	3,600
Tradenames			Indefinite	33,200
Licenses and permits			Indefinite	500
Total intangible assets				$68,012
The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 includes the results of operations of Keystone. The following unaudited pro forma information presents information as if the merger occurred on January 1, 2010:

Nine Months Ended
2010
(In thousands)
Revenue	$1,648,953
Net income	$93,201

Neptune
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition we will be expanding the footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. We have not completed our purchase price allocation as we are still reviewing the underlying accounting records.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2011, we operated 1,427 funeral service locations and 374 cemeteries (including 214 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $6.8 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2011, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $138.6 million authorized to repurchase our common stock.

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
As of September 30, 2011, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of September 30, 2011, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended September 30, 2011, the Standard and Poor’s 500 Index increased approximately 1.1% and the Barclay’s Aggregate Index increased approximately 5.3%, while the combined SCI trusts increased approximately 2.1%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $291.3 million in the first nine months ended September 30, 2011. In addition, we have $401.7 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2011 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2011 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.16
Interest coverage ratio	3.00 (Min)	4.34
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
Currently, we have approximately $138.6 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $25.2 million to $291.3 million in the first nine months ended September 30, 2011 from $266.1 million in the first nine months ended September 30, 2010. This increase was driven by:

•	an $82.2 million increase in cash receipts from customers resulting from increased revenues primarily from the Keystone acquisition and improved collection rates at existing locations;

•	a $16.7 million increase in tax refunds and lower cash tax payments;

•	a $12.3 million increase in General Agency (GA) receipts;

•	a $4.7 million increase in net trust fund withdrawals;

•	a $3.5 million increase in royalty income;

•	a $3.1 million decrease in cash interest payments; partially offset by,

•	a $61.7 million increase in vendor payments resulting primarily from increases in variable costs from the Keystone acquisition; and

•	a $38.4 million increase in employee compensation in the first nine months ended September 30, 2011 compared to the first nine months ended September 30, 2010 primarily from acquisitions.
Investing Activities
Cash flows from investing activities used $167.2 million in the first nine months ended September 30, 2011 compared to using $239.9 million in the same period of 2010. This decrease was primarily attributable to a decrease of $184.3 million in cash spent on acquisitions (primarily the Keystone acquisition in 2010), partially offset by a $67.6 million decrease in cash receipts from divestitures and asset sales, a $25.5 million decrease in withdrawals of restricted funds, and an $18.5 million increase in capital expenditures.
Financing Activities
Financing activities used $166.2 million in the first nine months ended September 30, 2011 compared to using $73.3 million in the same period of 2010. This increase was primarily driven by a $173.8 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs) and a $59.7 million increase in the repurchases of Company common stock, partially offset by a $129.2 million decrease in debt payments, a $9.2 million increase in bank overdrafts and other, and a $6.2 million increase from proceeds from exercise of stock options.
Proceeds from long-term debt (net of debt issuance costs) were $65.0 million in the first nine months ended September 30, 2011 due to a drawdown under our bank credit facility. Proceeds from long-term debt (net of debt issuance costs) were $238.8 million in the first nine months ended September 30, 2010 due to a $150.0 million issuance of the 8.00% Senior Notes due November 2021 and a $95.0 million drawdown under our bank credit facility.
The table below sets forth the payments of debt for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended
	September 30,
	2011	2010
7.875% Debentures due February 2013	$3.9	$25.0
7.375% Debentures due October 2014	—	70.5
6.75% Senior Notes due April 2015	22.3	3.0
6.75% Senior Notes due April 2016	16.8	20.1
Bank credit facility due March 2016	—	30.0
Obligations under capital leases	17.2	40.7
Mortgage notes and other debt, maturities through 2047	2.2	2.4
Total Debt Payments	$62.4	$191.7
We repurchased 14.8 million shares in the first nine months ended September 30, 2011 for $146.6 million and 10.4 million shares in the same period of 2010 for $86.9 million.
We paid cash dividends of $33.4 million in the first nine months ended September 30, 2011 and $30.2 million in the same period of 2010.
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

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Preneed funeral	$116.6	$121.0
Preneed cemetery:
Merchandise and services	116.6	120.2
Pre-construction	5.1	5.1
Bonds supporting preneed funeral and cemetery obligations	238.3	246.3
Bonds supporting preneed business permits	2.2	5.1
Other bonds	24.6	14.2
Total surety bonds outstanding	$265.1	$265.6
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For both the three months ended September 30, 2011 and 2010, we had $4.8 million of cash receipts attributable to bonded sales. For the nine months ended September 30, 2011 and 2010, we had $14.5 million and $14.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2011 and 2010.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$49.8	30.3	$98.6	$93.4
Sales production (number of contracts)	13,963	6,978	24,926	21,632
Maturities	$60.4	42.6	$153.5	$135.8
Maturities (number of contracts)	13,766	9,786	34,485	31,080
Cemetery:
Sales production:
Preneed	$115.8	$94.5	$349.6	$301.2
Atneed	57.4	56.5	178.3	181.5
Total sales production	$173.2	$151.0	$527.9	$482.7
Sales production deferred to backlog:
Preneed	$46.2	$39.3	$143.9	$129.1
Atneed	43.1	43.1	135.2	136.5
Total sales production deferred to backlog	$89.3	$82.4	$279.1	$265.6
Revenue recognized from backlog:
Preneed	$41.3	$41.1	$110.8	$109.2
Atneed	44.0	43.5	135.4	135.5
Total revenue recognized from backlog	$85.3	$84.6	$246.2	$244.7
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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2011 and 2010, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	124.8	102.0	359.8	313.8
Sales production (number of contracts) (1)	21,461	17,664	62,224	54,375
General agency revenue	23.0	19.7	66.7	51.0
Maturities	69.9	68.3	217.8	209.9
Maturities (number of contracts)	12,569	12,676	39,649	39,094

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at September 30, 2011 and December 31, 2010. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at

September 30, 2011 and December 31, 2010. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	September 30, 2011		December 31, 2010
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.58	$0.58	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.24	1.29	1.22	1.18
	$1.82	$1.87	$1.80	$1.76
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.13)	(0.13)
Backlog of trust-funded preneed funeral revenues	$1.67	$1.72	$1.67	$1.63
Backlog of insurance-funded preneed funeral revenues	3.34	3.34	3.28	3.28
Total backlog of preneed funeral revenues	$5.01	$5.06	$4.95	$4.91
Preneed funeral receivables and trust investments	$1.46	$1.51	$1.42	$1.40
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.32	$1.37	$1.30	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.34	3.34	3.28	3.28
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.66	$4.71	$4.58	$4.56
Deferred preneed cemetery revenues	$0.84	$0.84	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	1.09	1.13	1.19	1.13
	$1.93	$1.97	$2.00	$1.94
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$1.77	$1.81	$1.85	$1.79
Preneed cemetery receivables and trust investments	$1.51	$1.55	$1.56	$1.50
Allowance for cancellation on trust investments	(0.15)	(0.14)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.36	$1.41	$1.40	$1.34
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

Results of Operations — Three Months Ended September 30, 2011 and 2010
Management Summary
Key highlights in the third quarter of 2011 were as follows:

•
Funeral gross profits were flat as higher case volume, higher average revenues per case, and higher General Agency Revenues (insurance commissions) related to preneed funeral production were offset by higher advertising and selling related expenses; and

•
Cemetery gross profits increased $4.4 million, or 13.1%, due to higher cemetery preneed property sales production and other cemetery revenues, partially offset by higher advertising and selling related expenses.

Results of Operations
In the third quarter of 2011, we reported net income attributable to common stockholders of $35.5 million ($.15 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2010 of $18.8 million ($.08 per diluted share). These results were impacted by the following items:

	2011	2010
	(Dollars in thousands)
Net after-tax gains (losses) from the sale of assets	$3,823	$(8,479)
After-tax losses from the early extinguishment of debt, net	$(864)	$(5,343)
After-tax expenses related to acquisitions	$(310)	$(1,844)
Change in certain tax reserves and other	$(934)	$2,533
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2011 and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2010 and ending September 30, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended September 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$382.6	$41.7	$0.4	$340.5
Cemetery revenue	189.0	1.6	0.6	186.8
	571.6	43.3	1.0	527.3
Germany revenue	1.4	—	—	1.4
Total revenue	$573.0	$43.3	$1.0	$528.7
North America Gross Profits
Funeral gross profits	$69.0	$4.8	$(0.2)	$64.4
Cemetery gross profits	38.0	0.1	(0.1)	38.0
	107.0	4.9	(0.3)	102.4
Germany gross profits	—	—	—	—
Total gross profits	$107.0	$4.9	$(0.3)	$102.4

Three Months Ended September 30, 2010	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$357.4	$23.8	$2.2	$331.4
Cemetery revenue	174.2	0.9	1.6	171.7
	531.6	24.7	3.8	503.1
Germany revenue	1.6	—	—	1.6
Total revenue	$533.2	$24.7	$3.8	$504.7
North America Gross Profits
Funeral gross profits	$68.8	$5.1	$(0.2)	$63.9
Cemetery gross profits	33.6	0.1	0.1	33.4
	102.4	5.2	(0.1)	97.3
Germany gross profits	0.2	—	—	0.2
Total gross profits	$102.6	$5.2	$(0.1)	$97.5

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2011 and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$384.0	$359.0
Less: Consolidated GA revenue	23.0	19.7
Less: Other revenue	12.3	2.3
Adjusted consolidated funeral revenue	$348.7	$337.0
Consolidated funeral services performed	67,374	64,680
Consolidated average revenue per funeral service	$5,176	$5,210
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2011 and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$341.9	$333.0
Less: Comparable GA revenue	22.2	19.3
Less: Other revenue	1.7	2.2
Adjusted comparable funeral revenue	$318.0	$311.5
Comparable funeral services performed	58,541	59,973
Comparable average revenue per funeral service	$5,432	$5,194
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $384.0 million in the third quarter of 2011 compared to $359.0 million for the same period in 2010. This increase is primarily attributable to the $8.9 million increase in comparable revenues described below and $17.9 million of additional revenues as the result of acquisitions in 2011 and 2010. These increases were partially offset by a decline of $1.8 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010.
Comparable revenues from funeral operations were $341.9 million in the third quarter of 2011 compared to $333.0 million for the same period in 2010. This increase was primarily due to the 4.6% increase in average revenue per funeral service described below and a $2.9 million increase in GA revenues (insurance commissions) that resulted from increased preneed funeral arrangements, partially offset by a decrease in the number of funeral services performed described below.
Funeral Services Performed
Our consolidated funeral services performed increased 4.2% during the third quarter of 2011 compared to the same period in 2010 primarily as the result of acquisitions in 2011 and 2010, offset by a 2.4% decrease in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our consolidated cremation rate of 50.3% in the third quarter of 2011 increased from 41.9% in 2010, while our comparable cremation rate of 44.6% in the third quarter of 2011 increased from 41.9% in 2010. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service

Our consolidated average revenue per funeral service increased $34, or 0.7% ,in the third quarter of 2011 compared to 2010, primarily as a result of increased comparable average revenue per funeral service described below, more than offset by acquisitions and non-strategic assets divested throughout 2011 and 2010. Our comparable average revenue per funeral service increased $238, or 4.6%, in the third quarter of 2011 compared to the same period in 2010.
Funeral Gross Profits
Consolidated funeral gross profits were flat in the third quarter of 2011 compared to the same period in 2010. Comparable funeral gross profits increased $0.3 million, and the comparable gross margin percentage decreased from 19.2% to 18.8% in the third quarter of 2011 when compared to the same period in 2010. The increase in gross profit is primarily the result of the increase in comparable revenue described above and a decrease in the number of funeral services performed, partially offset by the following:

•
a $4.2 million increase in comparable selling costs resulting from higher advertising and selling expenses related to increased lead generation. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $2.0 million increase associated with incentive compensation expense; and

•	a $1.8 million unfavorable Canadian currency impact on expenses.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $14.8 million, or 8.5%, in the third quarter of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenues. Comparable cemetery revenues increased $15.1 million, or 8.8%, primarily as a result of higher cemetery preneed property sales production. We also recognized $3.5 million in other cemetery revenue that was earned through a property rights easement negotiated at one of our cemeteries.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $4.4 million, or 13.1%, in the third quarter of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $4.6 million, or 13.8%, and gross margin percentage increased from 19.5% to 20.3% in the third quarter of 2011 compared to the same period in 2010. The increase in revenues was partially offset by higher advertising and selling expenses related to current quarter preneed sales initiatives. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $3.0 million to $23.9 million during the third quarter of 2011 compared to $26.9 million in the same period of 2010. This decrease is due to a $1.6 million decrease in acquisition and transition costs and a $1.4 million reduction in net legal costs offset by an increase in incentive compensation expenses.
Interest Expense
Interest expense increased $1.5 million to $33.0 million during the third quarter of 2011 compared to $31.5 million in the same period of 2010. The increase in interest expense is due to the November 2010 issuance of our 7.0% Senior Notes due May 2019, partially offset by open market debt repurchases in 2011 and 2010. Certain of these debt repurchases were refinanced through our credit facility, which has a lower interest rate.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $5.0 million net pre-tax loss on divestitures and impairment charges in the third quarter of 2011, due to the sale of underperforming locations in North America. In the third quarter of 2010, we recognized a $7.3 million net pre-tax loss on divestitures and impairment charges due to the impairment of certain assets and other losses on the dispositions of various businesses in North America.
Losses on Early Extinguishment of Debt
During the third quarter of 2011, we purchased $13.8 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $1.4 million, which represents the write-off of unamortized deferred loan costs of $0.2 million and $1.2 million cost to early extinguish the debt. For additional information regarding these debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 20.5% and 34.7% for the three months ended September 30, 2011 and 2010, respectively.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was higher than our book basis. Consequently, we recognized a tax loss that was higher than the book loss on the sale which is permanent in nature. The decrease in the effective tax rate for the three and nine months ended September 30, 2011 is primarily due to that sale. Additionally, our effective tax rate for the three months ended September 30, 2010 was reduced by the release of state valuation allowances due to the restructuring of our legal entities in certain states.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 235.5 million during the third quarter of 2011, compared to 247.5 million in the same period of 2010. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Nine Months Ended September 30, 2011 and 2010
Management Summary
Key highlights in the first nine months of 2011 were as follows:

•
Funeral gross profit increased $12.6 million, or 5.4%, due to higher atneed case volume primarily from the Keystone acquisition, higher average revenue per case, and higher General Agency revenues, partially offset by higher advertising and selling expenses related to increased lead generation; and

•
Cemetery gross profit increased $11.6 million, or 12.5%, due to an increase in cemetery preneed property sales production, trust fund income, and other cemetery revenues, partially offset by higher selling related expenses along with higher maintenance costs.

Results of Operations
In the first nine months of 2011, we reported net income attributable to common stockholders of $100.4 million ($0.42 per diluted share) compared to net income attributable to common stockholders in the first nine months of 2010 of $90.0 million ($0.36 per diluted share). These results were impacted by the following items:

	2011	2010
	(Dollars in thousands)
Net after-tax losses from the sale of assets	(3,064)	(3,168)
After-tax losses from the early extinguishment of debt, net	(2,181)	(5,520)
After-tax expenses related to acquisitions	(1,300)	(6,381)
Change in certain tax reserves and other	(2,746)	1,048

Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2011 and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2010 and ending September 30, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Nine Months Ended September 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,173.4	$103.0	$2.7	$1,067.7
Cemetery revenue	551.1	4.5	4.3	542.3
	1,724.5	107.5	7.0	1,610.0
Germany revenue	5.0	—	—	5.0
Total revenue	$1,729.5	$107.5	$7.0	$1,615.0
North America Gross Profits
Funeral gross profits	$243.4	$17.9	$(0.3)	$225.8
Cemetery gross profits	104.7	0.7	0.3	103.7
	348.1	18.6	—	329.5
Germany gross profits	0.4	—	—	0.4
Total gross profits	$348.5	$18.6	$—	$329.9

Nine Months Ended September 30, 2010	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,100.8	$50.2	$12.8	$1,037.8
Cemetery revenue	513.6	2.2	7.5	503.9
	1,614.4	52.4	20.3	1,541.7
Germany revenue	4.9	—	—	4.9
Total revenue	$1,619.3	$52.4	$20.3	$1,546.6
North America Gross Profits
Funeral gross profits	$230.8	$13.5	$0.2	$217.1
Cemetery gross profits	93.1	0.2	0.3	92.6
	323.9	13.7	0.5	309.7
Germany gross profits	0.4	—	—	0.4
Total gross profits	$324.3	$13.7	$0.5	$310.1

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2011 and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,178.4	$1,105.7
Less: Consolidated GA revenue	66.7	51.0
Less: Other revenue	22.0	8.6
Adjusted consolidated funeral revenue	$1,089.7	$1,046.1
Consolidated funeral services performed	207,873	200,672
Consolidated average revenue per funeral service	$5,242	$5,213

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the nine months ended September 30, 2011 and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,072.7	$1,042.7
Less: Comparable GA revenue	64.6	50.0
Less: Other revenue	6.1	6.7
Adjusted comparable funeral revenue	$1,002.0	$986.0
Comparable funeral services performed	187,051	189,601
Comparable average revenue per funeral service	$5,357	$5,200
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $1,178.4 million in the first nine months ended September 30, 2011 compared to $1,105.7 million for the same period in 2010. This increase is primarily attributable to the $30.0 million increase in comparable revenues described below and $52.8 million of additional revenues as the result of acquisitions in 2011 and 2010. These increases were partially offset by a decline of $10.1 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010.
Comparable revenues from funeral operations were $1,072.7 million in the first nine months ended September 30, 2011 compared to $1,042.7 million for the same period in 2010. This increase was primarily due to the 3.0% increase in average revenue per funeral service described below and a $14.6 million increase in GA revenues (insurance commissions) that resulted from increased preneed funeral arrangements.
Funeral Services Performed
Our consolidated funeral services performed increased 3.6% during the first nine months ended September 30, 2011 compared to the same period in 2010 primarily as the result of acquisitions in 2011 and 2010, offset by a 1.3% decrease in comparable funeral services performed. We believe the comparable decrease was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our consolidated cremation rate of 46.5% in the first nine months ended September 30, 2011 increased from 41.7% in 2010, while our comparable cremation rate of 44.3% in the first nine months ended September 30, 2011 increased from 41.7% in 2010. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $29, or 0.6% in the first nine months ended September 30, 2011 compared to 2010, primarily as a result of increased comparable average revenue per funeral service described below, more than offset by non-strategic assets divested throughout 2011 and 2010. Our comparable average revenue per funeral service increased $157, or 3.0% in first nine months ended September 30, 2011 compared to the same period in 2010. Excluding a favorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.7% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits increased $12.6 million in the first nine months ended September 30, 2011 compared to the same period in 2010. This increase is primarily attributable to $4.4 million of additional gross profits related to acquisitions that occurred in 2011 and 2010 and an $8.7 million increase in comparable gross profits described below, partially offset by a decline of $0.5 million of gross profits that were contributed by non-strategic assets divested throughout 2011 and 2010.
Comparable funeral gross profits increased $8.7 million, or 4.0%, and the comparable gross margin percentage increased from 20.9% to 21.1% in the first nine months ended September 30, 2011 when compared to the same period in 2010 primarily as a result of the increase in comparable revenue described above, partially offset by the following:

•
a $12.6 million increase in comparable selling costs resulting from increased advertising and selling expenses related to lead generation. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $4.5 million increase in direct costs of services performed as the result of the increase in funeral revenue described above; and

•	a $3.8 million increase in compensation expense.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $37.5 million, or 7.3%, in the first nine months ended September 30, 2011 compared to the same period in 2010. This increase is primarily a result of the increase in comparable revenues. Comparable cemetery revenues increased $38.4 million, or 7.6%, primarily as a result of higher cemetery preneed property sales production and trust fund income. We also recognized $3.5 million in other cemetery revenue that was earned through a property rights easement negotiated at one of our cemeteries.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $11.6 million, or 12.5%, in the first nine months of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $11.1 million, or 12.0%, and gross margin percentage increased from 18.4% to 19.1% in the first nine months of 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenues described above, partially offset by the following:

•
a $14.0 million increase in comparable selling costs resulting from increased advertising and selling expenses related to lead generation. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $4.6 million increase in property expense; and

•	a $2.6 million increase in maintenance expense.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $77.4 million during the first nine months ended September 30, 2011 compared to $80.1 million for the same period in 2010. This decrease is primarily due to a decrease in acquisition and transition costs.
Interest Expense
Interest expense increased $4.2 million to $100.5 million during the first nine months ended September 30, 2011 compared to $96.3 million in the same period of 2010. The increase in interest expense is primarily due to the November 2010 issuance of our 7.0% Senior Notes due May 2019, partially offset by open market debt repurchases in 2011 and 2010. Certain of these debt repurchases were refinanced through our credit facility, which has a lower interest rate.
(Losses) Gains on Divestitures and Impairment Charges, net
     We recognized a $15.3 million net pre-tax loss on divestitures and impairment charges in the first nine months of 2011, due to the sale of underperforming locations in North America and losses on indemnification reserves. In the first nine months of 2010, we recognized a $5.8 million net pre-tax gain on divestitures and impairment charges due to gains incurred on various divestitures, primarily the sale of former SCI properties included in the 22 funeral homes and five cemeteries divested as a result of our agreement with Federal Trade Commission in conjunction with the Keystone acquisition.
Losses on Early Extinguishment of Debt
During the first nine months of 2011, we purchased $40.0 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $3.5 million, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million cost to early extinguish the debt. For additional information regarding these debt payments, see Part I, Item 1. Financial Statements, Note 9.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 33.5% and 38.8% for the nine months ended September 30, 2011 and 2010, respectively.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was higher than our book basis. Consequently, we recognized a tax loss that was higher than the book loss on the sale which is permanent in nature. The decrease in the effective tax rate for the three and nine months ended September 30, 2011 is primarily due to that sale. Additionally, our effective tax rate for the three months ended September 30, 2010 was reduced by the release of state valuation allowances due to the restructuring of our legal entities in certain states.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 239.5 million during the first nine months ended September 30, 2011, compared to 252.5 million in the same period of 2010. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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
Cost and market values as of September 30, 2011 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of September 30, 2011 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 29, 2011, we issued 1,135 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
In August 2011, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $116.6 million to repurchase our common stock, bringing total authorization up to $200.0 million. As of September 30, 2011, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $150.3 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
July 1, 2011 — July 31, 2011	784,524	$11.46	784,524	$115,663,369
August 1, 2011 — August 31, 2011	6,821,589	$9.53	6,821,589	$167,190,203
September 1, 2011 — September 30, 2011	1,723,752	$9.82	1,723,752	$150,270,212
	9,329,865		9,329,865

Subsequent to September 30, 2011, we repurchased an additional 1,233,800 shares of common stock at an aggregate cost of $11.7 million, which is an average cost per share of $9.48. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $138.6 million.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

October 27, 2011		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Service Corporation International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.