Form 10-K
period 2011-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2012-02-13
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,442,496,792 based upon a closing market price of $11.68 on June 30, 2011 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 9, 2012 was 221,524,032 (net of treasury shares)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2012 Annual Meeting of Stockholders (Part III)

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements after a death has occurred.
Burial Vaults — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground.
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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2011, we operated 1,423 funeral service locations and 374 cemeteries (including 214 funeral service/cemetery combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, and the District of Columbia. Our funeral segment also includes operations in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
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
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested our international businesses and many North American funeral homes and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (See www.dignitymemorial.com).
In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. By combining the two leading companies in the deathcare industry, we were able to realize more than $90 million in annual pretax cost synergies, savings, and revenue enhancement opportunities. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization.
Funeral and Cemetery Operations
Worldwide, we have 1,435 funeral service locations and 374 cemeteries (including 214 funeral service/cemetery combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, and Germany. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
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
We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and preneed cemetery contracts was $6.9 billion and $6.8 billion at December 31, 2011 and 2010, respectively.
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
In 2011 our operations in the United States and Canada were organized into 29 major markets, 47 metro markets, and 78 main street markets. Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.
The following table at December 31, 2011 provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Homes	Number of Cemeteries	Total
United States
Alabama	30	9	39
Arizona	35	11	46
Arkansas	8	—	8
California	131	30	161
Colorado	24	11	35
Connecticut	18	—	18
District of Columbia	1	—	1
Florida	113	54	167
Georgia	38	19	57
Hawaii	2	2	4
Idaho	7	1	8
Illinois	46	25	71
Indiana	43	9	52
Iowa	4	2	6
Kansas	8	2	10
Kentucky	16	3	19
Louisiana	26	5	31
Maine	11	—	11
Maryland	14	7	21
Massachusetts	30	—	30
Michigan	36	—	36
Minnesota	11	2	13
Mississippi	20	2	22
Missouri	20	5	25
Nebraska	2	—	2
Nevada	14	6	20
New Hampshire	6	—	6
New Jersey	21	—	21
New York	88	—	88
North Carolina	47	11	58
Ohio	43	11	54
Oklahoma	14	7	21
Oregon	12	3	15
Pennsylvania	23	17	40
Rhode Island	4	—	4
South Carolina	6	5	11
Tennessee	34	14	48
Texas	144	55	199
Utah	3	3	6
Vermont	4	—	4

Virginia	31	12	43
Washington	45	15	60
West Virginia	3	6	9
Wisconsin	15	—	15
Canada
Alberta	10	—	10
British Columbia	34	7	41
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	47	—	47
Quebec	45	—	45
Saskatchewan	15	—	15
Germany	12	—	12
Total	1,435	374	1,809

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2011, we owned approximately 89% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2011, our 374 cemeteries contained a total of approximately 26,540 acres, of which approximately 60% was developed.
A map of our locations in North America is presented below:

Funeral Homes
Cemeteries
34
7
10
15
4
3
47
45
5
45
15
11
2
11
12
4
6
12
3
15
30
7
1
36
88
4
23
17
18
4
2
46
43
43
11
21
14
6
6
1
3
3
25
9
31
12
24
11
8
2
20
5
16
3
3
14
7
131
30
34
14
47
11
14
7
6
5
35
11
8
2
2
20
30
38
9
19
2
26
144
55
5
113
54

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
Strategies for Growth
We believe we are well-positioned for long-term profitable growth. We are the largest company in the North American deathcare industry with unparalleled scale on both a national and local basis and are poised to benefit from the aging of America. We have demonstrated that we can generate significant and consistent cash flow, even in difficult economic times. This, coupled with our financial position and liquidity, allows us to deploy our available free cash flow to enhance the value of the company. Our free cash flow deployment focus is centered on strategic acquisitions, share repurchases and dividends, and opportunistic debt repurchases when we believe we can reduce liquidity risk and enhance our near-term maturity profile.
Our strategies for growth can be categorized in three areas as follows:
Target Our Customer
We continue to build on our extensive consumer research to market our products and services on a preneed basis. Our strategy to combine targeted direct mail, select media advertising, seminars and the internet is generating quality preneed sales leads. During 2011, we continued to focus on enhanced training for sales management and sales counselors and also added additional sales management resources in certain markets aimed at increasing preneed sales production and sales counselor productivity.
During 2010, we updated our individual location websites and our Dignity Memorial® website (www.DignityMemorial.com) to capture customers and generate preneed sales leads via the power of the internet. We now have the ability to display obituaries on our locations’ websites that allow friends and family of the deceased to check the schedule of services, write condolences, post photos or videos, and share this information through social media. In addition, those reading the obituaries have the opportunity to learn more about Dignity Memorial® and begin developing their own funeral arrangements. Similarly, we continue to enhance and develop our Dignity Planning® website at www.DignityPlanning.com, which allows customers to make end-of-life arrangements online whether direct or through a partnership with select insurance companies.
We continue to develop and test new products and services including event and reception services, enhanced floral offerings, a broader cemetery merchandise program, and other relevant contemporary products and services. We are also focused on product and service offerings that appeal specifically to cremation customers.
Drive Operating Discipline and Leverage Our Scale
We continue to drive operating discipline and leverage our scale through the standardization of processes and the use of key performance metrics for staffing and other operational and administrative activities. We continually examine our purchasing spend to look for ways to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. In 2010, we completed implementation of a major initiative pertaining to cemetery maintenance, which resulted in the outsourcing of routine lawn care activities to a limited number of regional vendors and improving cemetery interment efficiency. In 2011, we benefited from streamlining the preneed funeral and cemetery arrangement and record-keeping process through technological improvements.
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
Employees

At December 31, 2011, we employed 12,720 (12,691 in North America) individuals on a full-time basis and 8,171 (8,135 in North America) individuals on a part-time basis. Of the full-time employees, 12,078 were employed in the funeral and cemetery operations and 642 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 3.3% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2011	2010	2009
Preneed funeral merchandise and service trust funds	0.7%	12.3%	23.0%
Preneed cemetery merchandise and service trust funds	0.7%	14.0%	27.3%
Perpetual care trust funds	5.2%	13.0%	22.4%
Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2012 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2011, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2011, we had unrealized losses of $13.1 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
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
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default of our indebtedness. If an event of default (if incurred 30 days after we receive notice of such bank credit facility default) under our bank credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $187.8 million into state-mandated trust accounts as of December 31, 2011. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 19.4% of the total sale from the third-party insurance company. Additionally, there is an increasing death benefit associated with the contract of approximately 1% per year to be received in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.
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
As discussed in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us as litigation and other claims are subject to inherent uncertainties. There exists the possibility of a material adverse impact on our financial position, cash flows, and results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our North American operations during 2011, 44.4% of the comparable funeral services we performed were cremation cases compared to 41.9% and 41.0% performed in 2010 and 2009, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average revenues per cremation service performed. If we are unable to continue to successfully expand our cremation memorialization products and services, and cremations remain a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety and environmental regulations. Violations of applicable laws could result in fines or sanctions against us.
Businesses in general are subject to the impact of recent major legislation, including the Patient Protection and Affordable Care Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many provisions of these complex laws could impact our business, and many of the provisions require implementation through regulations that have not yet been promulgated. Although we do not know the ultimate impact of these laws, we expect such laws will increase our costs and the potential risks of failure to comply.
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
Compliance with laws, regulations, industry standards, and customs concerning burial procedures and the handling and care of human remains is critical to the continued success of our business and any operations we may acquire. Litigation and regulatory proceedings regarding these issues could have a material adverse effect on our financial condition, results of operations, and cash flows. We are continually monitoring and reviewing our operations in an effort to ensure that we are in compliance with these laws, regulations, and standards and, where appropriate, taking appropriate corrective action.
Cemetery burial practice claims could have a material adverse impact on our financial results.
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (i) burial practices of a different era that are judged today in hindsight as being outdated, and (ii) alleged violations of our practices and procedures by one or more of our associates. In addition, since we acquired most of our cemeteries, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.
The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2005 and various state jurisdictions are auditing years through 2010. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 9 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.
In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill impairment test in 2011, we concluded that there was no impairment of our goodwill. However, if economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill. Our cemetery segment, which has a goodwill balance of $63.1 million as of December 31, 2011, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 13, 2012, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
R. L. Waltrip	81	Chairman of the Board	1962
Thomas L. Ryan	46	President and Chief Executive Officer	1999
Michael R. Webb	53	Executive Vice President and Chief Operating Officer	1998
J. Daniel Garrison	60	Senior Vice President Sales	1998
Philip C. Jacobs	57	Senior Vice President and Chief Marketing Officer	2007
Stephen M. Mack	60	Senior Vice President Middle Market Operations	1998
Elisabeth G. Nash	50	Senior Vice President Operations Services	2004
Gregory T. Sangalis	56	Senior Vice President General Counsel and Secretary	2007
Eric D. Tanzberger	43	Senior Vice President Chief Financial Officer and Treasurer	2000
Sumner J. Waring, III	43	Senior Vice President Operations	2002
John H. Faulk	36	Vice President Business Development	2010
Joseph A. Hayes	55	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Jane D. Jones	56	Vice President Human Resources	2005
Albert R. Lohse	51	Vice President Litigation and Risk Management	2004
John Del Mixon, II	48	Vice President Information Technology	2010
Tammy R. Moore	44	Vice President and Corporate Controller	2010
Steven A. Tidwell	50	Vice President Main Street Market Operations	2010
Mr. Waltrip is the founder and Chairman of the Board of SCI. He has provided invaluable leadership to the Company for over 40 years. A licensed funeral director, Mr. Waltrip grew up in his family’s funeral business and assumed management of the firm in the 1950s. He began buying additional funeral homes in the 1960’s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2011, the network he began had grown to include more than 1,700 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. Mr. Waltrip holds a Bachelor’s degree in business administration from the University of Houston.
Mr. Ryan was elected Chief Executive Officer of the Company in February 2005 and has served as President of SCI since July 2002. Mr. Ryan joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations. In July 2002, Mr. Ryan was appointed Chief Operating Officer of SCI, a position he held until February 2005. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a Bachelor’s degree in Business Administration from the University of Texas at Austin. Mr. Ryan serves as Chairman of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership and the Salvation Army Greater Houston Area Advisory Board. In addition, he serves on the Greater Houston Community Foundation Council and the University of Texas McCombs Business School Advisory Council.
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
Mr. Mack joined the Company in 1973 as a resident director after graduating from Farmingdale State University of New York. He became Vice President of the Eastern Region in 1986, and in February 1998 Mr. Mack was appointed Vice President North American Funeral Operations. Mr. Mack was promoted to Senior Vice President Eastern Operations in August 2002 and assumed the office of Senior Vice President Middle Market Operations, his current position, in May 2004.
Ms. Nash joined SCI in 2002 as Managing Director of Strategic Planning and Process Improvement. Prior to joining SCI, Ms. Nash worked for the Pennzoil Corporation and held various senior management accounting and financial positions. In 2004, Ms. Nash was promoted to Vice President Process & Technology. In 2010, Ms. Nash was named Senior Vice President Operations Services. She is a graduate of Texas A&M University, where she received a Bachelor of Business Administration degree in Accounting.
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
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees all general accounting, internal and external reporting, customer service and financial planning and analysis. Prior to joining the Company, Mrs. Moore was a Certified Public Accountant with PricewaterhouseCoopers LLP for more than three years. She holds a Bachelor of Business Administration degree in Accounting from the University of Texas at San Antonio.
Mr. Tidwell joined SCI as Vice President Main Street Market Operations in March 2010. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May of 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone’s Senior Leadership Team to develop and implement organic growth strategies, as well as external growth and acquisition strategies. He began his career as a licensed Funeral Director and Embalmer in Nashville, Tennessee and has been actively involved in the funeral home and cemetery profession for three decades. He holds an Associate of Arts degree from John A. Gupton College and has attended executive management and leadership programs at the Harvard Business School, the Owen School of Business at Vanderbilt University, and the Center for Creative Leadership.
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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2011, there were 4,009 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2011, we had 222,955,853 shares outstanding, net of 1,709,542 treasury shares.
During 2011, we paid cash dividends totaling $44.8 million and accrued $11.0 million for dividends that we subsequently paid on January 31, 2012. During 2010, we paid cash dividends totaling $40.0 million. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2011		2010
	High	Low	High	Low
First quarter	$11.13	$8.12	$9.07	$7.36
Second quarter	$11.90	$10.81	$9.48	$7.29
Third quarter	$12.01	$8.44	$8.65	$7.04
Fourth quarter	$10.83	$8.69	$8.71	$7.82

Options in our common stock are primarily traded on the Philadelphia Stock Exchange and the Chicago Board Options Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2006, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., and Stewart Enterprises, Inc. Hillenbrand Inc. is included in the Peer Group starting March 31, 2008 when it was spun off from Hillenbrand Industries, Inc. Prior to the spin-off, the Peer Group included Hillenbrand Industries, Inc. Rock of Ages Corporation was included in the Peer Group until January 19, 2011 when it was acquired by Swenson Granite, LLC. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending

TOTAL SHAREHOLDER RETURNS
Dollars
150
100
50
0
Dec06
Dec07
Dec08
Dec09
Dec10
Dec11
SCI
S&P 500 Index
Peer Group Index

For equity compensation plan information, see Part III of this Form 10-K.
On October 31, 2011, we issued 1,282 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $1.3 billion of common stock at an average cost per share of $9.40. During the three months ended December 31, 2011, we repurchased $5.1 million shares of our common stock at an aggregate cost of $50.7 million including commissions (average cost per share of $9.92). In August 2011, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $116.6 million to repurchase our common stock, bringing total authorization up to $199.4 million. The remaining dollar value of shares to be purchased under the share repurchase program was $99.6 million at December 31, 2011. As discussed in Item 1A, our credit agreement contains covenants that restrict our ability to repurchase our common stock. Pursuant to the program, we repurchased shares of our common stock during the fourth quarter of 2011 as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2011 — October 31, 2011	1,369,952	$9.54	1,369,952	137,195,035
November 1, 2011 — November 30, 2011	1,137,148	$9.96	1,137,148	125,870,016
December 1, 2011 — December 31, 2011	2,603,906	$10.10	2,603,906	99,558,483
	5,111,006		5,111,006

Subsequent to December 31, 2011, we repurchased an additional 1,831,921 shares of common stock at an aggregate cost of $20.0 million including commissions (average cost per share of $10.90). In February 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $119.9 million to repurchase our common stock. After this increase, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $199.4 million.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2007 through December 31, 2011.
Selected Consolidated Financial Information

	Years Ended December 31,
	2011	2010	2009	2008	2007(1)
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$2,316.0	$2,190.6	$2,053.5	$2,155.6	$2,285.3
Income from continuing operations before cumulative effect of accounting changes	$146.2	$127.0	$123.1	$97.6	$243.3
(Loss) income from discontinued operations, net of tax	$—	$—	$—	$(0.4)	$4.4
Net income	$146.2	$127.0	$123.1	$97.2	$247.7
Net income attributable to noncontrolling interests	$(1.3)	$(0.6)	$—	$(0.1)	$—
Net income attributable to common stockholders	$144.9	$126.4	$123.1	$97.1	$247.7
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$.62	$.51	$.49	$.38	$.85
Diluted	$.62	$.50	$.49	$.37	$.83
Net income attributable to common stockholders
Basic	$.62	$.51	$.49	$.38	$.87
Diluted	$.61	$.50	$.49	$.37	$.85
Cash dividends declared per share	$.20	$.16	$.16	$.16	$.13
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$9,327.8	$9,190.5	$8,890.9	$8,110.9	$8,932.2
Long-term debt (less current maturities), including capital leases	$1,861.1	$1,832.4	$1,840.5	$1,821.4	$1,820.1
Equity	$1,412.2	$1,479.9	$1,482.8	$1,293.2	$1,492.1
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$388.1	$354.4	$372.1	$350.3	$356.2
_________________________________

(1)	Results for 2007 include a $158.1 million pretax gain on redemption of securities related to our former equity investment in France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are distributed and are intended to offset the expense to maintain the cemetery property. The majority of states require that net capital gains or losses are retained and added to the corpus, but certain states allow the net realized capital gains and losses to be included in the net ordinary earnings that are distributed.
Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor either directly or indirectly through SCI's wholly-owned registered investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets and (2) preserving capital within acceptable levels of volatility and risk. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.
As of the end of the year, 81% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity investments and real estate investment trusts. These investments are typically structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities

Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2011, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Private Equity
The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is typically accessed through LLCs established by certain preferred trustees. These LLCs invest in numerous limited partnerships, including private equity, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investments.
Trust Investment Performance
The trust fund income recognized over a period of years from these investment assets can be volatile. During the twelve months ended December 31, 2011, the Standard and Poor’s 500 Index increased approximately 2.1% and the Barclay’s Aggregate Index increased approximately 7.8%, while the combined SCI trust assets increased approximately 2.2%.

SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $388.1 million in 2011. In addition, we have $402.3 million in excess borrowing capacity under our bank credit facility. We have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2011, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2011 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.12
Interest coverage ratio	3.00 (Min)	4.35
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our cash on hand, future operating cash flows, and the available capacity under our long-term bank credit facility will be adequate to meet our financial obligations over the next 12 months.
We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if such acquisitions have the proper return on investment. Our outlook for capital improvements at existing facilities and cemetery development expenditures in 2012 is $95 to $105 million.
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

Currently, we have approximately $199.4 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $33.7 million to $388.1 million in 2011 from $354.4 million in 2010. This increase was driven by:

•	a $98.2 million increase in cash receipts from customers resulting from increased revenues primarily from acquisitions and improved collection rates at existing locations;

•	a $16.3 million increase in tax refunds and lower cash tax payments;

•	a $16.7 million increase in General Agency (GA) receipts due in part to acquisitions;

•	a $7.6 million increase in net trust fund withdrawals;

•	a $3.5 million increase in royalty income; partially offset by,

•	a $67.5 million increase in vendor payments resulting primarily from increases in variable costs from the Keystone acquisition;

•	a $39.3 million increase in employee compensation as a result of acquisitions; and

•	a $4.0 million increase in cash interest payments.
Net cash provided by operating activities decreased $17.7 million to $354.4 million in 2010 from $372.1 in 2009. This decrease was driven by:

•
a $47.0 million increase in employee compensation as a result of merit increases in 2010 that did not occur in 2009, and an increase in 2010 incentive payments was due to achieving certain targets for 2009;

•	a $70.1 million increase in vendor payments resulting from increases in variable costs from the Keystone and Palm Mortuaries acquisitions;

•	an $11.3 million decrease in certain life insurance proceeds in 2010 compared to 2009; partially offset by;

•	an $87.1 million increase in cash receipts from customers resulting from increased funeral case volume and revenues primarily from the Keystone and Palm Mortuaries acquisitions;

•	a $12.8 million increase in GA revenue receipts due to increased preneed funeral insurance productions; and

•	an $11.9 million increase in net trust fund withdrawals due to increased withdrawals on qualifying cemetery perpetual care expenses.
Investing Activities
Cash flows from investing activities used $190.3 million in 2011 compared to using $279.7 million in 2010. This decrease was primarily attributable to a decrease of $199.5 million in cash spent for acquisitions (primarily the Keystone acquisition in 2010), partially offset by a $66.3 million decrease in cash receipts from divestitures and assets sales, a $23.3 million decrease in withdrawals of restricted funds, and a $20.5 million increase in capital expenditures.
Cash flows from investing activities used $279.7 million in 2010 compared to using $152.5 million in 2009. This increase was primarily attributable to an increase of $214.2 million in cash spent for acquisitions (primarily the Keystone acquisition) and a $14.1 million increase in capital expenditures, partially offset by a $58.1 million increase in cash receipts from divestitures and assets sales and a $42.9 million increase in withdrawals of restricted funds.
Financing Activities
Financing activities used $238.7 million in 2011 compared to using $88.2 million in 2010. This increase was primarily driven by a $413.2 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs) and an $80.4 million increase in the repurchases of Company common stock, partially offset by a $316.2 million decrease in debt payments, a $23.2 million decrease in capital lease payments, and a $6.5 million increase in proceeds from exercise of stock options.
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
Proceeds from long-term debt (net of debt issuance costs) were $85.0 million in 2011 due to a drawdown under our Bank credit facility of which $20.0 million was repaid in December of 2011. Proceeds from long-term debt (net of debt issuance costs) were $498.2 million in 2010 due to a $250.0 million issuance of the 7.0% Notes due May 2019, the release of funds held in escrow for the $150.0 million issuance of the 8.0% Notes due November 2021, and a $110.0 million drawdown under our Bank credit facility. Proceeds from long-term debt (net of debt issuance costs) were $141.9 million in 2009 due to a $150.0 million drawdown under our Bank credit facility.

The table below sets forth the payments of debt for the years ended December 31:

	2011	2010	2009
	(Dollars in millions)
7.7% Notes due April 2009	$—	$—	$28.7
7.875% Debentures due February 2013	4.0	25.5	22.8
7.375% Senior Notes due October 2014	—	70.5	4.9
6.75% Notes due April 2015	22.3	3.0	36.9
6.75% Notes due April 2016	16.9	20.1	15.9
7.0% Notes due June 2017	—	—	4.5
Bank credit facility due March 2016	20.0	260.0	—
Series B Senior Notes due November 2011	—	—	150.0
Obligations under capital leases	23.0	46.2	24.3
Mortgage notes and other debt, maturities through 2047	2.8	3.1	5.5
Total Debt Payments	$89.0	$428.4	$293.5
We repurchased 19.9 million shares in 2011 and 14.0 million shares in 2010, for $197.3 million and $116.9 million, respectively. We did not repurchase any shares in 2009.
We paid cash dividends of $44.8 million in 2011, $40.0 million in 2010, and $40.2 million in 2009.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	2012	2013-2014	2015-2016	Thereafter	Total
		(Dollars in millions)
Debt maturities(1)	$23.6	$235.0	$447.1	$1,179.0	$1,884.7
Interest obligation on long-term debt(2)	126.2	247.7	194.0	302.5	870.4
Operating lease agreements(3)	13.2	20.5	13.1	41.2	88.0
Employment, consulting, and non-competition agreements(4)	8.5	10.8	5.7	7.8	32.8
Pension obligation(5)	3.6	7.2	5.8	10.4	27.0
Total contractual obligations	$175.1	$521.2	$665.7	$1,540.9	$2,902.9
_________________________________

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

(5)	See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of our pension plans.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2011.

	Expiration by Period
Commercial and Contingent Obligations	2012	2013-2014	2015-2016	Thereafter	Total
		(Dollars in millions)
Surety obligations(1)	$187.8	$—	$—	$—	$187.8
Long-term obligations related to uncertain tax positions(2)	87.5	15.9	6.9	87.8	198.1
Letters of credit(3)	—	—	32.7	—	32.7
Total commercial and contingent obligations	$275.3	$15.9	$39.6	$87.8	$418.6
_________________________________

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
In accordance with the Income Tax Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), we have recorded a liability for unrecognized tax benefits and related interest and penalties of $198.1 million as of December 31, 2011. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2011, the full amount of our letters of credit was supported by our Bank credit facility, which expires in March 2016.
Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from recent market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2011, we had unrealized losses of $13.1 million in the various trusts within these states.

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

	December 31, 2011	December 31, 2010
	(Dollars in millions)
Preneed funeral	$116.6	$121.0
Preneed cemetery:
Merchandise and services	116.6	120.2
Pre-construction	6.3	5.1
Bonds supporting preneed funeral and cemetery obligations	239.5	246.3
Bonds supporting preneed business permits	2.2	5.1
Other bonds	15.4	14.2
Total surety bonds outstanding	$257.1	$265.6
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $239.5 million in bonds supporting preneed funeral and cemetery obligations differs from the $187.8 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2011, 2010, and 2009, we had $18.9 million, $18.8 million, and $23.8 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2011. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $136.0 million and $134.8 million as of December 31, 2011 and 2010, respectively.
The cash flow activity over the life of a trust-funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the following operating cash flow line items in our consolidated statement of cash flows:

•	Decrease in preneed funeral receivables, net and trust investments;

•	Increase in preneed cemetery receivables, net and trust investments;

•	(Decrease) increase in deferred preneed funeral revenue;

•	Increase in deferred preneed cemetery revenue;

•	Decrease in deferred preneed funeral receipts held in trust;

•	Decrease in deferred preneed cemetery receipts held in trust; and

•	Net income.
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

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2011 and 2010.

	North America
	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production (1)	$134.5	$117.3
Sales production (number of contracts) (1)	38,567	26,954
Maturities	$209.3	$179.8
Maturities (number of contracts)	47,476	41,205
Cemetery:
Sales production:
Preneed	$458.9	$412.6
Atneed	236.5	240.6
Total sales production	$695.4	$653.2
Sales production deferred to backlog:
Preneed	$185.6	$169.7
Atneed	178.0	180.1
Total sales production deferred to backlog	$363.6	$349.8
Revenue recognized from backlog:
Preneed	$153.9	$153.7
Atneed	178.3	180.1
Total revenue recognized from backlog	$332.2	$333.8
(1) The increase in sales production in 2011 is the result of our acquisition of Neptune Cremation Society, which has a lower average selling price per contract.
Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 78% of our North America preneed funeral production relates to insurance-funded preneed funeral contracts in both 2011 and 2010.
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
Additionally, we may receive cash overrides based on achieving certain dollar volume targets of life insurance policies sold as a result of marketing agreements entered into in connection with the sale of our insurance subsidiaries in 2000. Included in GA revenues for 2011 and 2010 were cash overrides in the amount of $18.5 million and $13.7 million, respectively.

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2011 and 2010, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$475.5	$413.1
Sales production (number of contracts) (1)	81,883	71,532
General agency revenue	$86.8	$68.3
Maturities	$292.9	$282.8
Maturities (number of contracts)	53,179	52,650
_________________________________

(1)	Amounts are not included in our consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2011 and 2010. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2011 and 2010. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	December 31, 2011		December 31, 2010
	Market	Cost	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.58	$0.58	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.27	1.29	1.22	1.18
	$1.85	$1.87	$1.80	$1.76
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.13)	(0.13)
Backlog of trust-funded preneed funeral revenues	$1.70	$1.72	$1.67	$1.63
Backlog of insurance-funded preneed funeral revenues	3.40	3.40	3.28	3.28
Total backlog of preneed funeral revenues	$5.10	$5.12	$4.95	$4.91
Preneed funeral receivables and trust investments	$1.48	$1.50	$1.42	$1.40
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.34	$1.36	$1.30	$1.28
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.40	3.40	3.28	3.28
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.74	$4.76	$4.58	$4.56
Deferred preneed cemetery revenues	$0.83	$0.83	$0.81	$0.81
Deferred preneed cemetery receipts held in trust	1.15	1.15	1.19	1.13
	$1.98	$1.98	$2.00	$1.94
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$1.82	$1.82	$1.85	$1.79
Preneed cemetery receivables and trust investments	$1.60	$1.59	$1.56	$1.50
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.45	$1.44	$1.40	$1.34
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

Results of Operations — Years Ended December 31, 2011, 2010, and 2009
Management Summary
Key developments in 2011 were as follows:

•
Funeral gross profit increased $13.7 million due to an increase in funeral operating revenue primarily from the Keystone acquisition, higher trust fund income, and higher General Agency revenues, partially offset by higher advertising and selling expenses.

•	Cemetery gross profit increased $15.6 million due to an increase in preneed property sales production and trust fund income, partially offset by higher selling related expenses and merchandise costs.
Results of Operations — Years Ended December 31, 2011, 2010, and 2009
In 2011, we reported consolidated net income attributable to common stockholders of $144.9 million ($0.61 per diluted share) compared to net income attributable to common stockholders in 2010 of $126.4 million ($0.50 per diluted share) and net income attributable to common stockholders in 2009 of $123.1 million ($0.49 per diluted share). These results were impacted by certain significant items that (decreased) increased earnings, including:

	2011	2010	2009
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(1,774)	$(2,245)	$(1,790)
After-tax (losses) gains from the early extinguishment of debt, net	$(2,184)	$(5,928)	$2,113
After-tax expenses related to acquisitions	$(1,408)	$(9,383)	$(8,235)
Change in certain tax reserves and other	$(2,629)	$(5,033)	$1,977
Consolidated Versus Comparable Results — Years Ended December 31, 2011, 2010, and 2009
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2011, 2010, and 2009. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2010 and ending December 31, 2011. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

2011	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,566.9	$146.8	$3.4	$1,416.7
Cemetery revenue	742.5	6.0	4.4	732.1
	2,309.4	152.8	7.8	2,148.8
Germany revenue	6.6	—	—	6.6
Total revenue	$2,316.0	$152.8	$7.8	$2,155.4
North America Gross Profits
Funeral gross profits (losses)	$330.2	$25.9	$(0.8)	$305.1
Cemetery gross profits	147.8	0.5	0.4	146.9
	478.0	26.4	(0.4)	452.0
Germany gross profits	0.5	—	—	0.5
Total gross profits (losses)	$478.5	$26.4	$(0.4)	$452.5

2010	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,486.3	$76.3	$15.0	$1,395.0
Cemetery revenue	697.7	3.5	9.3	684.9
	2,184.0	79.8	24.3	2,079.9
Germany revenue	6.6	—	—	6.6
Total revenue	$2,190.6	$79.8	$24.3	$2,086.5
North America Gross Profits
Funeral gross profits (losses)	$316.1	$20.0	$(0.9)	$297.0
Cemetery gross profits	132.2	0.4	0.6	131.2
	448.3	20.4	(0.3)	428.2
Germany gross profits	0.9	—	—	0.9
Total gross profits (losses)	$449.2	$20.4	$(0.3)	$429.1

2009	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,385.1	$0.1	$24.4	$1,360.6
Cemetery revenue	661.6	—	15.7	645.9
	2,046.7	0.1	40.1	2,006.5
Germany revenue	6.8	—	—	6.8
Total revenue	$2,053.5	$0.1	$40.1	$2,013.3
North America Gross Profits
Funeral gross profits (losses)	$305.4	$(0.8)	$(0.7)	$306.9
Cemetery gross profits (losses)	115.6	(0.4)	0.5	115.5
	421.0	(1.2)	(0.2)	422.4
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$421.4	$(1.2)	$(0.2)	$422.8
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2011, 2010, and 2009. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	2011	2010	2009
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,573.5	$1,492.9	$1,391.9
Less: GA revenues	86.8	68.3	57.3
Less: Other revenues	37.1	11.2	8.4
Adjusted Consolidated funeral revenue	$1,449.6	$1,413.4	$1,326.2
Consolidated funeral services performed	277,983	270,351	258,044
Consolidated average revenue per funeral service	$5,215	$5,228	$5,139
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2011, 2010, and 2009. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	2011	2010	2009
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,423.3	$1,401.6	$1,367.4
Less: GA revenues	84.0	66.4	56.9
Less: Other revenues	8.3	9.0	8.4
Adjusted Comparable funeral revenue	$1,331.0	$1,326.2	$1,302.1
Comparable funeral services performed	248,060	254,328	252,690
Comparable average revenue per funeral service	$5,366	$5,215	$5,153

Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations increased $80.6 million to $1,573.5 million for the year ended December 31, 2011 from $1,492.9 million for the same period in 2010. This increase is primarily attributable to the $21.7 million increase in comparable revenues described below and $70.5 million of additional revenues as the result of acquisitions in 2011 and 2010.

These increases were partially offset by a decline of $11.6 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable revenues from funeral operations were $1,423.3 million for the year ended December 31, 2011 compared to $1,401.6 million for the same period in 2010. This increase was primarily due to the 2.9% increase in average revenue per funeral service described below and a $17.6 million increase in GA revenues that resulted from increased preneed insurance production. These increases were partially offset by the 2.5% decrease in the number of funeral services performed as described below.
Consolidated revenues from funeral operations increased $101.0 million in 2010 compared to the same period in 2009. This increase is primarily due to the increase in comparable revenues described below and $76.2 million of additional revenues as the result of acquisitions in 2010 and 2009, partially offset by a decline of $9.4 million in revenues contributed by non-strategic assets that were divested throughout 2010 and 2009. Our comparable funeral revenues increased $34.2 million, or 2.5%, in 2010 compared to the year ended December 31, 2009 primarily as a result of the 1.2% increase in the average revenue per funeral service described below and a $9.5 million increase in GA revenues that resulted from increased preneed funeral insurance production.
Funeral Services Performed
Our consolidated funeral services performed increased 2.8% during the year ended December 31, 2011 compared to the same period in 2010, primarily as the result of acquisitions in 2011 and 2010, partially offset by a 2.5% decline in comparable funeral services performed noted below. Our comparable funeral services performed decreased 2.5% during the year ended December 31, 2011 compared to the same period in 2010. We believe the decline in deaths in our markets is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2010. Our comparable cremation rate of 44.4% in 2011 increased from 41.9% and 41.0% in 2010 and 2009, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $13 or 0.2% in 2011 compared to 2010, primarily as a result of changes in product mix. Our comparable average revenue per funeral increased $151, or 2.9% in 2011 compared to the same period in 2010. This increase was primarily attributable to an $8.1 million ($32 per service) increase in trust fund income, a $6.1 million ($25 per service) favorable Canadian currency impact, and a 1.8% increase due to changes in our product mix.
Funeral Gross Profit
Consolidated funeral gross profits increased $13.7 million in 2011 compared to the same period in 2010. This increase is primarily attributable to $5.9 million of additional gross profits related to acquisitions that occurred in 2011 and 2010 and the increase in comparable funeral gross profits described below.

Comparable funeral gross profits increased $7.7 million, or 2.6%, and the comparable gross margin percentage increased from 21.3% to 21.5% when compared to the same period in 2010 primarily as a result of the increase in comparable revenue described above being partially offset by the following:

•
a $13.0 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	a $5.1 million unfavorable Canadian currency impact on expenses; partially offset by

•	a $4.3 million decrease in merchandise expense.
Consolidated funeral gross profits increased $11.2 million in 2010 as compared to 2009 primarily attributable to $20.8 million of additional profits related to acquisitions that occurred in 2010 and 2009 and the decrease in comparable funeral gross profits described below.

•
Gross profit from our comparable funeral locations decreased $9.4 million, or 3.1%, in 2010 compared to 2009. This decrease is primarily a result of the increase in comparable revenue described above being more than offset by;

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

that did not occur in 2010; and

•	an $11.5 million unfavorable Canadian currency impact on expenses.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $44.8 million, or 6.4%, in 2011 compared to 2010 primarily as a result of the increase in comparable revenues described below and $2.5 million in additional revenues generated by acquisitions in 2011 and 2010, partially offset by a decline of $4.9 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable cemetery revenues increased $47.2 million, or 6.9%, in 2011 when compared with 2010. This increase was primarily driven by a $42.9 million increase in recognized property revenues as a result of 2011 marketing initiatives and a $10.4 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2011 compared to 2010.
Consolidated revenues from our cemetery operations increased $36.1 million, or 5.5%, in 2010 compared to 2009 primarily as a result of the increase in comparable revenues described below and $3.5 million in additional revenues generated by acquisitions in 2010 and 2009, partially offset by a decline of $6.4 million in revenues contributed by non-strategic assets that were divested throughout 2010 and 2009. Comparable cemetery revenues increased $39.0 million, or 6.0%, in 2010 when compared with 2009. This increase was primarily driven by a $21.8 million increase in recognized property revenues as a result of 2010 marketing initiatives and a $7.7 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2010 compared to 2009.
Cemetery Gross Profits
Consolidated cemetery gross profit increased $15.6 million, or 11.8%, in 2011 compared to 2010. This increase is primarily the result of the increase in comparable gross profits. Comparable cemetery gross profits increased $15.7 million, or 12.0%, and our comparable gross margin percentage increased from 19.2% to 20.1% in 2011 compared to the same period in 2010. This increase is primarily the result of:

•	The increase in comparable revenues described above, partially offset by;

•	a $15.1 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	a $7.9 million increase in property cost of sales as a result of higher property sales; and

•	a $3.3 million increase in maintenance expense driven by higher revenues.
Consolidated cemetery gross profit increased $16.6 million, or 14.4%, in 2010 compared to 2009. This increase is primarily the result of the increase in comparable gross profits described below:

•	a $0.8 million in additional gross profits generated by acquisitions in 2010 and 2009, partially offset by;

•	a decline of $0.1 million in gross profits contributed by non-strategic assets that were divested throughout 2010 and 2009.
Comparable cemetery gross profits increased $15.7 million, or 13.6%, and our comparable gross margin percentage increased from 17.9% to 19.2% in 2010 compared to the same period in 2009. This increase is primarily the result of:

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
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $103.9 million in 2011 compared to $103.7 million in 2010. The increase is primarily due to a $9.0 million increase in employee-related compensation plan expenses, partially offset by a $6.7 million decrease in acquisition and transition costs and a $1.8 million decrease in professional service fees. General and administrative expenses increased $1.2 million to $103.7 million in 2010 compared to $102.5 million in 2009. The increase is primarily due to a $4.6 million increase in acquisition and transition costs and a $1.5 million increase in employee-related compensation plan expenses, insurance-related expenses, and tax-related expenses primarily offset by a $5.2 million decrease in professional service fees.
(Losses) Gains on Divestitures and Impairment Charges, Net
In 2011, we recognized an $11.0 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
In 2010, we recognized an $8.5 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due to a $6.2 million gain on assets we owned that were divested under our agreement with the Federal Trade Commission arising from our acquisition of Keystone North America and net gains of $10.3 million on divestitures of certain non-strategic funeral and cemetery assets in the United States and Canada, partially offset by $8.0 million in impairment charges on certain intangible assets and other asset divestitures.
In 2009, we recognized a $4.3 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due to an $18.8 million release of value-added tax (VAT), Social Security, and litigation indemnifications related to our former French operations, offset by $14.5 million in net losses on asset divestitures and impairment charges.
Interest Expense
Interest expense increased $5.6 million to $133.8 million in 2011 compared to $128.2 million in 2010. The increase in interest expense is primarily due to the November 2010 issuance of our 7.0% Senior Notes due May 2019, partially offset by open market debt repurchases in 2011 and 2010. Certain of these debt repurchases were refinanced through our credit facility, which has a lower interest rate.
Interest expense decreased $0.8 million to $128.2 million in 2010 compared to $129.0 million in 2009. The decrease in interest expense primarily resulted from the retirement of scheduled debt maturities, open market debt repurchases, and a lower weighted average borrowing rate in 2010 compared to 2009.
(Losses) Gains on Early Extinguishment of Debt, Net
During 2011, we repaid $20.0 million of amounts drawn on our bank credit facility and made debt payments of $46.0 million, which included $3.8 million aggregate principal amount of our 7.875% Notes due February 2013, $20.8 million aggregate principal amount of our 6.75% Notes due April 2015, and $15.6 million aggregate principal amount of our 6.75% Notes due April 2016. Certain of the above transactions resulted in the recognition of a loss of $3.5 million recorded in (Losses) gains on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million in premium on the purchase of these notes.
During 2010, we repaid $260 million of amounts drawn on our bank credit facility and made debt payments of $122.2 million, which included $25.5 million aggregate principal amount of our 7.875% Debentures due February 2013, $70.5 million aggregate principal amount of our 7.375% Senior Notes due October 2014, 3.0 million aggregate principal amount of our 6.75% Notes due April 2015, and $20.1 million aggregate principal amount of our 6.75% Notes due April 2016. Certain of the above transactions resulted in the recognition of a loss of $9.4 million recorded in (Losses) gains on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.4 million and $8.0 million in premium on the purchase of these notes.
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
Other (Expense) Income, Net
Other (expense) income, net decreased $3.8 million to $0.8 million expense in 2011 compared to $3.0 million income in 2010, primarily due to an unfavorable foreign currency exchange impact between U.S. and Canadian subsidiaries.

Other (expense) income, net increased $1.7 million to $3.0 million in 2010 compared to $1.3 million in 2009, primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.
Provision for Income Taxes
The 2011 consolidated effective tax rate was 35.2%, compared to 42.1% and 38.3% in 2010 and 2009, respectively. We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The decrease in the effective tax rate for the year ended December 31, 2011 as compared to the previous two years is primarily due to that sale.
Our 2010 and 2009 effective tax rates were negatively impacted by permanent book and tax basis differences related to North American asset divestitures. During 2010 we recognized US tax on the post-acquisition integration of certain Keystone entities into SCI's structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates. During 2009 we experienced a decrease in state tax expense due to a restructuring of some of our state operating entities.
During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from preneed sales of cemetery merchandise, and revenue from non-trusted customer payments for preneed funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with §481(a) of the US Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under §481(a) for 2010 of $190.3 million that represents a decrease in current year taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operation loss carryover. Although these changes had no tax impact on the overall effective tax rate, there was a savings in cash taxes including a refund of our 2010 Federal estimated tax payments of $7.1 million which was received in 2011.
Weighted Average Shares
The diluted weighted average number of shares outstanding was $236.7 million in 2011, compared to $250.6 million in 2010, and $252.5 million in 2009. The decrease in all years reflects the impact of shares repurchased under our share repurchase program.

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
Revenue Recognition
Funeral revenue is recognized when funeral services are performed or funeral merchandise is delivered. Our trade receivables primarily consist of amounts due for funeral services already performed. Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered.
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
Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter with amounts recorded as of October 1, 2011, we concluded that there was no impairment of goodwill as of December 31, 2011.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 2.6% to 5.6% over a three-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using long-term growth rates of 2.6% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2011.
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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using October 1 data, we estimated that the pre-tax savings would be 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.6% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $1.2 million impairment in (Losses) gains on divestitures and impairment charges, net on certain license assets.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2011.
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

Loss Contract Analysis
We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2011, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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
Income taxes — We compute income taxes using the liability method. Our ability to realize the benefit of our federal, state and foreign deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates.

During the fourth quarter of 2010 the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend is less than current year earnings and other prior year earnings required to be permanently reinvested. At December 31, 2011 and 2010, U.S. income taxes had not been provided on $93.0 million and $256.0 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed, and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2010. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the balance sheet within Other liabilities.
Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 4.41% and 4.80% as of December 31, 2011 and 2010, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
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
As of December 31, 2011, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2011 were approximately $319.4 million over 20.8 years. The selected fully developed ultimate settlement value estimated was $360.3 million for the same period. Paid losses were $307.7 million indicating a reserve requirement of $52.6 million.
At December 31, 2011 and 2010, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2009	$57.9
Additions	24.2
Payments	(28.2)
Balance at December 31, 2010	$53.9
Additions	16.9
Payments	(18.2)
Balance at December 31, 2011	$52.6

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
An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures required by FASB guidance for all of our available-for-sale securities, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
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
Cost and market values as of December 31, 2011 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2011 and 2010, approximately 89% and 93%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 6.69% and 6.80%, respectively. The fair market value of our debt was $135.1 million more than its carrying value at December 31, 2011. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $0.4 million. See Note 10 and 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2011 and 2010, our foreign currency exposure was primarily associated with the Canadian dollar and the Euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $0.9 million for the year ended December 31, 2011 and $4.0 million for the year ended December 31, 2010.
At December 31, 2011, approximately 3% of our stockholders’ equity and 14% of our operating income were denominated in foreign currencies, primarily the Canadian dollar. Approximately 3% of our stockholders’ equity and 15% of our operating income were denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2010. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2012

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$2,316,040	$2,190,552	$2,053,520
Costs and expenses	(1,837,504)	(1,741,329)	(1,632,125)
Gross profits	478,536	449,223	421,395
General and administrative expenses	(103,860)	(103,689)	(102,501)
(Losses) gains on divestitures and impairment charges, net	(10,977)	8,512	4,253
Other operating income	—	—	740
Operating income	363,699	354,046	323,887
Interest expense	(133,782)	(128,196)	(128,981)
(Losses) gains on early extinguishment of debt, net	(3,509)	(9,400)	3,146
Other (expense) income, net	(772)	3,009	1,316
Income from continuing operations before income taxes	225,636	219,459	199,368
Provision for income taxes	(79,404)	(92,458)	(76,275)
Net income	146,232	127,001	123,093
Net (income) loss attributable to noncontrolling interests	(1,329)	(584)	5
Net income attributable to common stockholders	$144,903	$126,417	$123,098
Basic earnings per share:
Net income attributable to common stockholders	$0.62	$0.51	$0.49
Basic weighted average number of shares	234,242	248,871	251,709
Diluted earnings per share:
Net income attributable to common stockholders	$0.61	$0.50	$0.49
Diluted weighted average number of shares	236,669	250,602	252,484
Dividends declared per share	$0.20	$0.16	$0.16

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$128,569	$170,846
Receivables, net	103,892	107,185
Deferred tax assets	44,316	41,371
Inventories, net	25,513	27,372
Other	25,803	27,746
Total current assets	328,093	374,520
Preneed funeral receivables, net and trust investments	1,478,865	1,424,557
Preneed cemetery receivables, net and trust investments	1,595,940	1,563,893
Cemetery property, at cost	1,497,703	1,508,787
Property and equipment, net	1,618,361	1,627,698
Goodwill, net	1,361,493	1,307,484
Deferred charges and other assets	430,851	396,582
Cemetery perpetual care trust investments	1,016,506	987,019
Total assets	$9,327,812	$9,190,540
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$358,904	$342,651
Current maturities of long-term debt	23,554	22,502
Income taxes	3,150	1,474
Total current liabilities	385,608	366,627
Long-term debt	1,861,116	1,832,380
Deferred preneed funeral revenues	575,546	580,223
Deferred preneed cemetery revenues	833,303	813,493
Deferred tax liability	405,615	323,303
Other liabilities	414,773	399,620
Deferred preneed funeral and cemetery receipts held in trust	2,424,356	2,408,074
Care trusts’ corpus	1,015,300	986,872
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 224,665,395 and 242,019,650 shares issued, respectively, and 222,955,853 and 241,035,250 shares outstanding, respectively	222,956	241,035
Capital in excess of par value	1,430,330	1,603,112
Accumulated deficit	(367,044)	(477,459)
Accumulated other comprehensive income	105,852	112,768
Total common stockholders’ equity	1,392,094	1,479,456
Noncontrolling interests	20,101	492
Total equity	1,412,195	1,479,948
Total liabilities and equity	$9,327,812	$9,190,540

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Cash flows from operating activities:
Net income	$146,232	$127,001	$123,093
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on early extinguishments of debt, net	3,509	9,400	(3,146)
Depreciation and amortization	118,047	116,391	111,102
Amortization of intangible assets	25,591	25,197	21,698
Amortization of cemetery property	40,046	32,418	30,664
Amortization of loan costs	4,436	4,266	7,575
Provision for doubtful accounts	9,251	8,155	11,351
Provision for deferred income taxes	66,512	76,934	57,866
Losses (gains) on divestitures and impairment charges, net	10,977	(8,512)	(4,253)
Share-based compensation	9,144	8,878	9,684
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(3,322)	(14,561)	(8,245)
Decrease in other assets	6,815	2,603	11,161
Increase in payables and other liabilities	14,610	16,374	30,899
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	69,688	45,988	18,963
(Decrease) increase in deferred preneed funeral revenue	(32,158)	(14,778)	92
Decrease in deferred preneed funeral receipts held in trust	(50,591)	(36,322)	(22,558)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(65,581)	(53,224)	(41,427)
Increase in deferred preneed cemetery revenue	23,636	10,558	24,999
Decrease in deferred preneed cemetery receipts held in trust	(9,419)	(648)	(11,702)
Other	689	(1,739)	4,254
Net cash provided by operating activities	388,112	354,379	372,070
Cash flows from investing activities:
Capital expenditures	(118,375)	(97,899)	(83,790)
Acquisitions	(99,570)	(299,083)	(84,932)
Proceeds from divestitures and sales of property and equipment, net	24,529	90,835	32,696
Net withdrawals (deposits) of restricted funds and other	3,159	26,437	(16,459)
Net cash used in investing activities	(190,257)	(279,710)	(152,485)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,000	510,000	150,000
Debt issuance costs	—	(11,828)	(8,146)
Payments of debt	(22,774)	(263,063)	(33,058)
Early extinguishment of debt	(43,194)	(119,105)	(236,114)
Principal payments on capital leases	(23,030)	(46,214)	(24,288)
Proceeds from exercise of stock options	8,227	1,759	17,407
Purchase of Company common stock	(197,302)	(116,878)	—
Payments of dividends	(44,795)	(40,001)	(40,195)
Bank overdrafts and other	(798)	(2,856)	(4,036)
Net cash used in financing activities	(238,666)	(88,186)	(178,430)
Effect of foreign currency	(1,466)	4,618	10,193
Net (decrease) increase in cash and cash equivalents	(42,277)	(8,899)	51,348
Cash and cash equivalents at beginning of period	170,846	179,745	128,397
Cash and cash equivalents at end of period	$128,569	$170,846	$179,745
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2008	$249,953	$(481)	$1,733,814	$(726,756)	$36,649	$—	$1,293,179
Comprehensive income:
Net income				123,098		(5)	123,093
Foreign currency translation					60,493	30	60,523
Total comprehensive income							183,616
Tax benefits related to share-based awards			19,059				19,059
Dividends declared on common stock ($.16 per share)			(40,381)				(40,381)
Stock option exercises	3,643		13,764				17,407
Restricted stock award, net of forfeitures and other	830		(830)				—
Employee share-based compensation earned			9,684				9,684
Issuance of shares from treasury stock	1	71	383				455
Noncontrolling interest payments						(231)	(231)
Retirement of treasury shares	(400)	400					—
Other				(218)		218	—
Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788
Comprehensive income:
Net income				126,417		584	127,001
Foreign currency translation					15,626	9	15,635
Total comprehensive income							142,636
Tax benefits related to share-based awards			(229)				(229)
Dividends declared on common stock ($.16 per share)			(39,442)				(39,442)
Stock option exercises	431		1,328				1,759
Restricted stock awards, net of forfeitures and other	532		(532)				—
Employee share-based compensation			8,878				8,878
Purchase of Company common stock		(14,008)	(102,870)				(116,878)
Noncontrolling interest payments						(113)	(113)
Retirement of treasury shares	(12,973)	12,973					—
Other	3	60	486				549
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948
Comprehensive income:
Net income				144,903		1,329	146,232
Foreign currency translation					(6,916)	(9)	(6,925)
Total comprehensive income							139,307
Dividends declared on common stock ($.20 per share)			(46,171)				(46,171)
Stock option exercises	1,208		7,019				8,227
Restricted stock awards, net of forfeitures	539		(539)				—
Employee share-based compensation earned			9,144				9,144
Purchase of Company common stock		(19,899)	(142,915)	(34,488)			(197,302)
Acquisition						18,857	18,857
Noncontrolling interest payments						(568)	(568)
Retirement of treasury shares	(19,174)	19,174					—
Other	73		680				753
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011, the majority of our cash was invested in commercial paper. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts
Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our funeral and cemetery preneed and atneed receivables as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is 180 days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, relocation, and demographic or competitive changes in our areas of operation.
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $40.0 million, $32.4 million, and $30.7 million for the years ended December 31, 2011, 2010, and 2009 respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $118.0 million, $116.4 million, and $111.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.
Leases
We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2011. Lease terms related to funeral home properties generally range from one to 35 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.
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
Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter, we concluded that there was no impairment of goodwill as of December 31, 2011.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 2.6% to 5.6% over a three-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next three years plus terminal value at the end of those three years. Our terminal value was calculated using a long-term growth rate of 2.6% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2011.
Other Intangible Assets
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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would be 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.6% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $1.2 million impairment on certain intangible assets as of December 31, 2011.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2011.
Certain of our customer relationship intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives of 5-20 years.
Valuation of Long-Lived Assets
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. Under this guidance, long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. No long-lived asset impairment reviews were required in 2011. While we believe our estimates of undiscounted future cash flows used in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.
Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We determined the fair value of assets to be disposed of using a market approach. See Note 20 for additional information related to assets to be disposed.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 15, 2011, we cancelled 19.2 million shares of common stock held in our treasury. We cancelled 13.0 million and 0.4 million shares of common stock held in our treasury in 2010 and 2009, respectively. These retired treasury shares were changed to authorized but unissued status.
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
The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other (expenses) income, net in the consolidated statement of operations. We do not have an investment in foreign operations considered to be in highly inflationary economies.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Funeral Operations
Revenue is recognized when funeral services are performed or funeral merchandise is delivered. We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed funeral contracts is deferred until such time that the funeral services are performed or funeral merchandise is delivered. Sales taxes collected are recognized on a net basis in our consolidated financial statements.
Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered or services are performed. See Note 4 for more information regarding preneed funeral activities.
Cemetery Operations
Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the Revenue Recognition Topic of the ASC. Under this guidance, revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed or the merchandise is delivered. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with the Revenue Recognition Topic of the ASC upon the earlier of vendor storage of these items or delivery in our cemetery. Sales taxes collected are recognized on a net basis in our consolidated financial statements.
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
Costs related to the sale of property interment rights include the property and construction costs specifically identified by project. At the completion of the project, construction costs are charged to expense in the same period revenue is recognized. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered or when services are performed.

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
Stock-Based Compensation
In April 2010, the FASB issued additional guidance for the Compensation — Stock Compensation Topic of the ASC to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance became effective for us at January 1, 2011. The adoption did not impact our unaudited condensed consolidated financial statements.
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

3.	Recent Accounting Pronouncements and Accounting Changes
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income or as a separate statement of other comprehensive income immediately following the income statement. The amended guidance is effective for us in the first quarter of 2012 and will not have any impact on our consolidated financial condition or results of operations.
Goodwill Testing
In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012. We do not expect the adoption to impact our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2011	2010	2009
		(In thousands)
Deposits	$72,750	$80,027	$85,901
Withdrawals	109,013	103,418	104,437
Purchases of available-for-sale securities	527,681	467,221	372,058
Sales of available-for-sale securities	610,917	479,128	398,984
Realized gains from sales of available-for-sale securities	61,272	36,807	28,715
Realized losses from sales of available-for-sale securities	(41,162)	(46,601)	(57,118)
The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2011	2010
	(In thousands)
Trust investments, at market	$892,685	$875,043
Cash and cash equivalents	101,111	121,212
Insurance-backed fixed income securities	277,650	220,287
Trust investments	1,271,446	1,216,542
Receivables from customers	246,601	247,434
Unearned finance charge	(5,425)	(5,620)
	1,512,622	1,458,356
Allowance for cancellation	(33,757)	(33,799)
Preneed funeral receivables and trust investments	$1,478,865	$1,424,557

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2011	2010	2009
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,424,557	$1,356,353	$1,191,692
Net preneed contract sales	111,447	126,121	155,834
Cash receipts from customers, net of refunds	(106,489)	(99,142)	(118,049)
Deposits to trust	72,750	80,027	85,901
Acquisitions (dispositions) of businesses, net	143,252	29,607	(6,226)
Net undistributed investment (losses) earnings (1)	(11,348)	82,097	164,003
Maturities and distributed earnings	(148,820)	(140,593)	(141,135)
Change in cancellation allowance	(30)	(1,140)	(2,054)
Effect of foreign currency and other	(6,454)	(8,773)	26,387
Ending balance — Preneed funeral receivables and trust investments	$1,478,865	$1,424,557	$1,356,353
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at December 31, 2011 and 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$77,299	$4,565	$(373)	$81,491
Canadian government	114,586	838	(109)	115,315
Corporate	49,210	1,849	(770)	50,289
Residential mortgage-backed	3,292	71	(34)	3,329
Asset-backed	126	6	—	132
Equity securities:
Preferred stock	2,041	50	(153)	1,938
Common stock:
United States	258,738	40,992	(22,715)	277,015
Canada	23,986	2,511	(1,771)	24,726
Other international	18,954	1,045	(1,296)	18,703
Mutual funds:
Equity	134,383	2,384	(18,982)	117,785
Fixed income	193,134	5,044	(13,114)	185,064
Private equity	35,017	218	(19,249)	15,986
Other	484	428	—	912
Trust investments	$911,250	$60,001	$(78,566)	$892,685

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$71,948	$2,061	$(334)	$73,675
Canadian government	121,137	1,004	(20)	122,121
Corporate	33,627	2,751	(285)	36,093
Residential mortgage-backed	5,310	135	(22)	5,423
Asset-backed	2,984	97	(2)	3,079
Equity securities:
Preferred stock:	2,835	296	(78)	3,053
Common stock:
United States	268,650	63,301	(8,391)	323,560
Canada	22,452	4,542	(798)	26,196
Other international	21,611	2,240	(2,330)	21,521
Mutual funds:
Equity	116,260	6,123	(18,289)	104,094
Fixed income	134,181	6,316	(5,628)	134,869
Private equity	27,864	1,395	(16,890)	12,369
Other	8,833	615	(458)	8,990
Trust investments	$837,692	$90,876	$(53,525)	$875,043
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
As of December 31, 2011, our unfunded commitment for our private equity and other investments was $11.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. The majority of the investments can be redeemed at discount; others can be redeemed without a discount. Generally, however, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at December 31, 2011	$623,293	$252,494	$16,898	$892,685
Trust investments at December 31, 2010	$610,240	$243,444	$21,359	$875,043
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Fair market value, beginning balance at January 1,	$21,359	$12,052	$40,880
Net unrealized losses included in Accumulated other comprehensive income(1)	(5,234)	(3,949)	(9,205)
Net realized losses included in Other (expense) income, net(2)	(92)	(530)	(27)
Purchases	18	7,343	—
Sales	(8,156)	(108)	—
Contributions	10,392	7,213	2,779
Distributions and other	(1,389)	(662)	(484)
Transfers out of Level 3	—	—	(21,891)
Fair market value, ending balance at December 31,	$16,898	$21,359	$12,052
_______________________________________

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

(2)
All losses recognized in Other (expense) income, net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other (expense) income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at December 31, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$140,654
Due in one to five years	49,267
Due in five to ten years	39,232
Thereafter	21,403
$250,556
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $37.7 million, $29.5 million, and $23.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the years ended December 31, 2011, 2010, and 2009, we recorded a

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$24.7 million, an $8.1 million, and a $22.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2011 and 2010, are shown in the following tables.

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,977	$(90)	$8,709	$(283)	$15,686	$(373)
Canadian government	9,597	(109)	—	—	9,597	(109)
Corporate	17,328	(692)	662	(78)	17,990	(770)
Residential mortgage-backed	600	(4)	295	(30)	895	(34)
Equity securities:
Preferred Stock	1,244	(153)	—	—	1,244	(153)
Common stock:
United States	84,450	(18,120)	14,924	(4,595)	99,374	(22,715)
Canada	8,448	(1,491)	513	(280)	8,961	(1,771)
Other international	7,263	(615)	2,403	(681)	9,666	(1,296)
Mutual funds:
Equity	76,559	(9,173)	26,053	(9,809)	102,612	(18,982)
Fixed income	68,378	(5,500)	9,314	(7,614)	77,692	(13,114)
Private equity	1,977	(3,499)	13,502	(15,750)	15,479	(19,249)
Total temporarily impaired securities	$282,821	$(39,446)	$76,375	$(39,120)	$359,196	$(78,566)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,433	$(316)	$393	$(18)	$10,826	$(334)
Canadian government	1,632	(2)	668	(18)	2,300	(20)
Corporate	5,619	(285)	—	—	5,619	(285)
Mortgage-backed	836	(9)	263	(13)	1,099	(22)
Asset-backed	225	(1)	53	(1)	278	(2)
Equity securities:
Preferred Stock	1,045	(78)	—	—	1,045	(78)
Common stock:
United States	41,491	(3,019)	24,919	(5,372)	66,410	(8,391)
Canada	4,493	(324)	1,361	(474)	5,854	(798)
Other international	5,251	(862)	3,446	(1,468)	8,697	(2,330)
Mutual funds:
Equity	3,778	(110)	61,844	(18,179)	65,622	(18,289)
Fixed income	9,630	(156)	8,818	(5,472)	18,448	(5,628)
Private equity	214	(71)	6,715	(16,819)	6,929	(16,890)
Other	8	(2)	309	(456)	317	(458)
Total temporarily impaired securities	$84,655	$(5,235)	$108,789	$(48,290)	$193,444	$(53,525)
Deferred Preneed Funeral Revenues
At December 31, 2011 and 2010, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.
The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2011	2010	2009
	(In thousands)
Beginning balance — Deferred preneed funeral revenues, net	$580,223	$596,966	$588,198
Net preneed contract sales	105,866	112,678	141,752
Acquisitions (dispositions) of businesses, net	142,026	26,816	(794)
Net investment (losses) earnings (1)	(12,164)	83,605	135,842
Recognized deferred preneed revenues	(182,408)	(151,484)	(153,382)
Change in cancellation allowance	(1,526)	(761)	(2,972)
Change in deferred preneed funeral receipts held in trust	(57,936)	(69,694)	(117,181)
Effect of foreign currency and other	1,465	(17,903)	5,503
Ending balance — Deferred preneed funeral revenues, net	$575,546	$580,223	$596,966
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
Insurance-Funded Preneed Funeral Contracts
Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2011, 2010, and 2009 were $86.8 million, $68.3 million, and $57.3 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2011	2010	2009
		(In thousands)
Deposits	$98,121	$96,864	$92,687
Withdrawals	109,382	100,474	104,580
Purchases of available-for-sale securities	595,683	638,368	625,248
Sales of available-for-sale securities	525,534	592,813	593,133
Realized gains from sales of available-for-sale securities	67,167	43,413	44,972
Realized losses from sales of available-for-sale securities	(46,889)	(51,771)	(75,254)
The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2011	2010
	(In thousands)
Trust investments, at market	$1,051,464	$1,062,771
Cash and cash equivalents	104,554	122,866
Insurance-backed fixed income securities	5	9,158
Trust investments	1,156,023	1,194,795
Receivables from customers	517,917	452,296
Unearned finance charges	(33,766)	(39,205)
	1,640,174	1,607,886
Allowance for cancellation	(44,234)	(43,993)
Preneed cemetery receivables and trust investments	$1,595,940	$1,563,893
The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$1,563,893	$1,382,717	$1,062,952
Net preneed contract sales	468,850	423,985	408,328
(Dispositions) acquisitions of businesses, net	(5,500)	5,508	7,749
Net undistributed investment (losses) earnings (1)	(24,407)	121,225	271,804
Cash receipts from customers, net of refunds	(403,524)	(373,071)	(351,459)
Deposits to trust	98,121	96,864	92,687
Maturities, deliveries, and associated earnings	(109,382)	(100,474)	(104,580)
Change in cancellation allowance	(759)	(3,764)	(10,141)
Effect of foreign currency and other	8,648	10,903	5,377
Ending balance — Preneed cemetery receivables and trust investments	$1,595,940	$1,563,893	$1,382,717
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2011 and 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$51,022	$6,438	$(313)	$57,147
Canadian government	16,566	381	(24)	16,923
Corporate	42,803	2,033	(961)	43,875
Residential mortgage-backed	167	5	(2)	170
Equity securities:
Preferred stock	3,365	86	(270)	3,181
Common stock:
United States	408,075	71,138	(30,454)	448,759
Canada	18,289	2,547	(1,780)	19,056
Other international	30,501	1,843	(1,536)	30,808
Mutual funds:
Equity	197,523	3,317	(24,911)	175,929
Fixed income	248,529	11,670	(20,238)	239,961
Private equity	30,783	53	(15,617)	15,219
Other	306	130	—	436
Trust investments	$1,047,929	$99,641	$(96,106)	$1,051,464

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$50,884	$2,493	$(307)	$53,070
Canadian government	15,669	362	(4)	16,027
Corporate	39,265	3,387	(402)	42,250
Residential mortgage-backed	863	31	(1)	893
Asset-backed	6,336	261	(5)	6,592
Equity securities:
Preferred stock:	4,577	453	(124)	4,906
Common stock:
United States	386,537	82,385	(10,821)	458,101
Canada	17,279	3,869	(850)	20,298
Other international	31,466	2,485	(3,645)	30,306
Mutual funds:
Equity	202,328	15,173	(18,569)	198,932
Fixed income	226,567	8,537	(9,959)	225,145
Private equity	19,596	13	(13,890)	5,719
Other	874	43	(385)	532
Trust investments	$1,002,241	$119,492	$(58,962)	$1,062,771
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
As of December 31, 2011, our unfunded commitment for our private equity and other investments was $11.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. The majority of the investments can be redeemed at discount;. others can be redeemed without a discount. Generally, however, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at December 31, 2011	$914,513	$121,296	$15,655	$1,051,464
Trust investments at December 31, 2010	$932,782	$123,738	$6,251	$1,062,771
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Fair market value, beginning balance at January 1,	$6,251	$4,341	$31,837
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	286	(4,304)	(14,039)
Net realized losses included in Other (expense) income, net(2)	(101)	(529)	(27)
Sales	—	(48)	—
Contributions	10,795	7,508	2,672
Distributions and other	(1,576)	(717)	(510)
Transfers out of Level 3	—	—	(15,592)
Fair market value, ending balance at December 31	$15,655	$6,251	$4,341
_________________________________

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

(2)
All losses recognized in Other (expense) income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other (expense) income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities (excluding mutual funds) at December 31, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$9,841
Due in one to five years	45,470
Due in five to ten years	34,622
Thereafter	28,182
$118,115
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $20.7 million, $15.1 million, and $8.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the years ended December 31, 2011, 2010, and 2009, we

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a $28.7 million, a $5.7 million, and a $41.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2011 and 2010, are shown in the following tables:

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,736	$(51)	$3,038	$(262)	$4,774	$(313)
Canadian government	4,024	(24)	—	—	4,024	(24)
Corporate	15,044	(850)	1,747	(111)	16,791	(961)
Residential mortgage-backed	2	(1)	15	(1)	17	(2)
Equity securities:
Preferred stock:	1,583	(270)	—	—	1,583	(270)
Common stock:
United States	123,849	(26,401)	17,085	(4,053)	140,934	(30,454)
Canada	7,694	(1,260)	366	(520)	8,060	(1,780)
Other international	8,654	(629)	3,772	(907)	12,426	(1,536)
Mutual funds:
Equity	115,725	(11,222)	36,398	(13,689)	152,123	(24,911)
Fixed income	48,950	(7,686)	9,367	(12,552)	58,317	(20,238)
Private equity	466	(254)	14,213	(15,363)	14,679	(15,617)
Total temporarily impaired securities	$327,727	$(48,648)	$86,001	$(47,458)	$413,728	$(96,106)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,057	$(295)	$315	$(12)	$6,372	$(307)
Canadian government	2,908	(4)	—	—	2,908	(4)
Corporate	8,577	(402)	—	—	8,577	(402)
Residential mortgage-backed	—	—	20	(1)	20	(1)
Asset-backed	766	(4)	56	(1)	822	(5)
Equity securities:
Preferred stock:	1,749	(124)	—	—	1,749	(124)
Common stock:
United States	63,027	(4,450)	31,108	(6,371)	94,135	(10,821)
Canada	3,131	(181)	1,475	(669)	4,606	(850)
Other international	8,542	(1,403)	5,259	(2,242)	13,801	(3,645)
Mutual funds:
Equity	5,107	(112)	92,630	(18,457)	97,737	(18,569)
Fixed income	25,887	(354)	14,600	(9,605)	40,487	(9,959)
Private equity	—	—	5,557	(13,890)	5,557	(13,890)
Other	7	(1)	303	(384)	310	(385)
Total temporarily impaired securities	$125,758	$(7,330)	$151,323	$(51,632)	$277,081	$(58,962)
Deferred Preneed Cemetery Revenues
At December 31, 2011 and 2010, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise is delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2011	2010	2009
	(In thousands)
Beginning balance — Deferred preneed cemetery revenues	$813,493	$817,543	$771,117
Net preneed and atneed deferred sales	363,523	349,786	342,984
(Dispositions) acquisitions of businesses, net	(10,861)	1,090	5,461
Net investment (losses) earnings(1)	(26,431)	117,331	242,483
Recognized deferred preneed revenues	(350,356)	(347,996)	(325,036)
Change in cancellation allowance	802	(2,457)	10,855
Change in deferred preneed cemetery receipts held in trust	37,173	(125,974)	(235,031)
Effect of foreign currency and other	5,960	4,170	4,710
Ending balance — Deferred preneed cemetery revenues	$833,303	$813,493	$817,543
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).

6.	Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2011	2010	2009
	(In thousands)
Deposits	$23,785	$22,828	$22,336
Withdrawals	34,737	41,418	31,196
Purchases of available-for-sale securities	444,616	442,219	369,536
Sales of available-for-sale securities	410,175	365,017	285,370
Realized gains from sales of available-for-sale securities	34,275	11,753	11,288
Realized losses from sales of available-for-sale securities	(16,310)	(9,792)	(20,512)
The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2011	2010
	(In thousands)
Trust investments, at market	$952,573	$922,228
Cash and cash equivalents	63,933	64,791
Cemetery perpetual care trust investments	$1,016,506	$987,019
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2011 and 2010 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$981	$39	$—	$1,020
Canadian government	29,015	686	(43)	29,658
Corporate	21,197	528	(134)	21,591
Residential mortgage-backed	1,662	53	(13)	1,702
Asset-backed	83	2	(1)	84
Equity securities:
Preferred stock	6,475	18	(1,146)	5,347
Common stock:
United States	141,880	14,443	(9,113)	147,210
Canada	13,374	1,483	(1,423)	13,434
Other international	16,836	1,314	(1,421)	16,729
Mutual funds:
Equity	21,801	1,598	(579)	22,820
Fixed income	654,883	29,758	(9,402)	675,239
Private equity	23,212	374	(12,737)	10,849
Other	8,018	850	(1,978)	6,890
Cemetery perpetual care trust investments	$939,417	$51,146	$(37,990)	$952,573

	December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$5,651	$863	$(31)	$6,483
Canadian government	26,702	642	(7)	27,337
Corporate	48,278	5,219	(249)	53,248
Residential mortgage-backed	1,764	55	(6)	1,813
Asset-backed	363	5	—	368
Equity securities:
Preferred stock	7,789	1,385	(112)	9,062
Common stock:
United States	116,799	16,916	(6,640)	127,075
Canada	11,510	2,510	(758)	13,262
Other international	16,004	2,175	(1,845)	16,334
Mutual funds:
Equity	65,114	6,964	(7,239)	64,839
Fixed income	562,879	24,773	(2,334)	585,318
Private equity	23,428	351	(13,344)	10,435
Other	8,475	836	(2,657)	6,654
Cemetery perpetual care trust investments	$894,756	$62,694	$(35,222)	$922,228
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
Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. The majority of the investments can be redeemed at discount; others can be redeemed without a discount. Generally, however, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery perpetual care investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at December 31, 2011	$875,432	$59,402	$17,739	$952,573
Trust investments at December 31, 2010	$806,828	$98,311	$17,089	$922,228
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Fair market value, beginning balance	$17,089	$14,943	$48,276
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	7,400	7,018	(27,920)
Net realized losses included in Other (expense) income, net(2)	(310)	(2,613)	(121)
Sales	(44)	(155)	—
Contributions	118	11,140	4,263
Distributions and other	(6,514)	(13,244)	(2,343)
Transfers out of Level 3	—	—	(7,212)
Fair market value, ending balance	$17,739	$17,089	$14,943

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All losses recognized in Other (expense) income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other (expense) income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity dates of our fixed income securities range from 2011 to 2041. Maturities of fixed income securities at December 31, 2011 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$7,850
Due in one to five years	23,325
Due in five to ten years	21,622
Thereafter	1,258
$54,055
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $43.0 million, $38.6 million, and $37.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the years ended December 31, 2011, 2010, and 2009, we recorded a $0.7 million, a $7.8 million, and a $13.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses for the years ended December 31, 2011 and 2010, are shown in the following table:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$7,057	$(43)	$—	$—	$7,057	$(43)
Corporate	3,854	(73)	1,456	(61)	5,310	(134)
Residential mortgage-backed	58	(1)	127	(12)	185	(13)
Asset-backed	51	(1)	—	—	51	(1)
Equity securities:
Preferred stock	4,393	(1,116)	21	(30)	4,414	(1,146)
Common stock:
United States	39,716	(5,459)	9,055	(3,654)	48,771	(9,113)
Canada	4,402	(772)	565	(651)	4,967	(1,423)
Other international	5,738	(1,226)	104	(195)	5,842	(1,421)
Mutual funds:
Equity	9,852	(564)	2,717	(15)	12,569	(579)
Fixed income	144,350	(5,498)	51,301	(3,904)	195,651	(9,402)
Private equity	254	(324)	10,189	(12,413)	10,443	(12,737)
Other	140	(181)	5,660	(1,797)	5,800	(1,978)
Total temporarily impaired securities	$219,865	$(15,258)	$81,195	$(22,732)	$301,060	$(37,990)

	December 31, 2010
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,669	$(31)	$—	$—	$1,669	$(31)
Canadian government	4,966	(7)	—	—	4,966	(7)
Corporate	9,181	(221)	675	(28)	9,856	(249)
Residential mortgage-backed	137	(2)	92	(4)	229	(6)
Equity securities:
Preferred stock	1,561	(90)	29	(22)	1,590	(112)
Common stock:
United States	15,419	(1,464)	16,419	(5,176)	31,838	(6,640)
Canada	1,545	(82)	1,454	(676)	2,999	(758)
Other international	3,175	(242)	2,383	(1,603)	5,558	(1,845)
Mutual funds:
Equity	866	(10)	29,974	(7,229)	30,840	(7,239)
Fixed income	18,166	(134)	53,553	(2,200)	71,719	(2,334)
Private equity	1	(1)	10,060	(13,343)	10,061	(13,344)
Other	1	(2)	5,568	(2,655)	5,569	(2,657)
Total temporarily impaired securities	$56,687	$(2,286)	$120,207	$(32,936)	$176,894	$(35,222)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Funeral and Cemetery Receipts Held in Trust
We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with the Consolidation Topic of the ASC. Although the guidance requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts; therefore, their interests in these trusts represent a liability to us.
The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2011 and 2010 are detailed below.

	December 31, 2011			December 31, 2010
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,271,446	$1,156,023	$2,427,469	$1,216,542	$1,194,795	$2,411,337
Accrued trust operating payables and other	(1,261)	(1,852)	(3,113)	(975)	(2,288)	(3,263)
Deferred preneed funeral and cemetery receipts held in trust	$1,270,185	$1,154,171	$2,424,356	$1,215,567	$1,192,507	$2,408,074
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2011 and 2010 are detailed below.

	December 31, 2011	December 31, 2010
	(In thousands)
Cemetery perpetual care trust investments	$1,016,506	$987,019
Accrued trust operating payables and other	(1,206)	(147)
Care trusts’ corpus	$1,015,300	$986,872
Other (Expense) Income, Net
The components of Other (expense) income, net in our consolidated statement of operations for the years ended December 31, 2011, 2010, and 2009 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$61,272	$67,167	$34,275	$—	$162,714
Realized losses	(41,162)	(46,889)	(16,310)	—	(104,361)
Impairment charges	(24,705)	(28,705)	(741)	—	(54,151)
Interest, dividend, and other ordinary income	22,283	26,902	35,467	—	84,652
Trust expenses and income taxes	(7,303)	(10,579)	(2,774)	—	(20,656)
Net trust investment income	10,385	7,896	49,917	—	68,198
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(10,385)	(7,896)	(49,917)	—	(68,198)
Other (expense) income, net	—	—	—	(772)	(772)
Total other (expense) income, net	$—	$—	$—	$(772)	$(772)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$36,807	$43,413	$11,753	$—	$91,973
Realized losses	(46,601)	(51,771)	(9,792)	—	(108,164)
Impairment charges	(8,135)	(5,749)	(7,771)	—	(21,655)
Interest, dividend, and other ordinary income	18,571	22,464	34,356	—	75,391
Trust expenses and income taxes	(4,920)	(9,708)	(1,872)	—	(16,500)
Net trust investment (loss) income	(4,278)	(1,351)	26,674	—	21,045
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	4,278	1,351	(26,674)	—	(21,045)
Other (expense) income, net	—	—	—	3,009	3,009
Total other (expense) income, net	$—	$—	$—	$3,009	$3,009

	Year Ended December 31, 2009
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$28,715	$44,972	$11,288	$—	$84,975
Realized losses	(57,118)	(75,254)	(20,512)	—	(152,884)
Impairment charges	(22,476)	(41,245)	(13,067)	—	(76,788)
Interest, dividend, and other ordinary income	21,694	25,273	37,436	—	84,403
Trust expenses and income taxes	(4,127)	(3,789)	(3,240)	—	(11,156)
Net trust investment (loss) income	(33,312)	(50,043)	11,905	—	(71,450)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	33,312	50,043	(11,905)	—	71,450
Other (expense) income, net	—	—	—	1,316	1,316
Total other (expense) income, net	$—	$—	$—	$1,316	$1,316

8.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows (in thousands):

	2011			2010
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
Balance as of January 1:
Goodwill	$1,244,206	$210,072	$1,454,278	$1,140,742	$207,384	$1,348,126
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)
Goodwill, net	1,244,206	63,278	1,307,484	1,140,742	60,590	1,201,332

Increase in goodwill related to acquisitions	60,933	463	61,396	114,020	6,076	120,096
Reduction of goodwill related to divestitures	(4,332)	(598)	(4,930)	(16,581)	(3,388)	(19,969)
Effect of foreign currency and other	(2,457)	—	(2,457)	6,025	—	6,025
	54,144	(135)	54,009	103,464	2,688	106,152
Balance as of December 31:
Goodwill	1,298,350	209,937	1,508,287	1,244,206	210,072	1,454,278
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)
Goodwill, net	$1,298,350	$63,143	$1,361,493	$1,244,206	$63,278	$1,307,484

The components of intangible assets at December 31 were as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful life
	Minimum		Maximum	2011	2010
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$200,973	$195,346
Customer relationships	10	-	20	100,423	93,218
Tradenames	5	-	5	3,600	3,600
Other	5	-	40	6,050	6,050
				311,046	298,214
Less: Accumulated amortization				189,773	171,597
Amortizing intangibles, net				121,273	126,617

Non-amortizing intangibles:
Tradenames			Indefinite	121,838	82,732
Other			Indefinite	10,140	10,140
Non-amortizing intangibles				131,978	92,872

Intangible assets, net				$253,251	$219,489
Amortization expense for intangible assets was $25.6 million, $25.2 million, and $21.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The following is estimated amortization expense, excluding certain customer relationship intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2011 (in thousands):

2012	$14,591
2013	12,589
2014	10,929
2015	8,236
2016	7,745
$54,090

9.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2011	2010	2009
	(In thousands)
United States	$196,788	$169,544	$175,212
Foreign	28,848	49,915	24,156
	$225,636	$219,459	$199,368
Income tax provision (benefit) for the years ended December 31 consisted of the following:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
	(In thousands)
Current:
United States	$1,267	$1,752	$13
Foreign	5,844	12,326	9,200
State	5,781	1,446	9,196
Total current income taxes	12,892	15,524	18,409
Deferred:
United States	$57,845	$64,814	$57,767
Foreign	279	185	(806)
State	8,388	11,935	905
Total deferred income taxes	66,512	76,934	57,866
Total income taxes	$79,404	$92,458	$76,275
We made income tax payments of $13.1 million, $29.3 million, and $27.2 million in 2011, 2010, and 2009, respectively, and received refunds of $8.5 million, $8.3 million, and $5.6 million. The Internal Revenue Service approved our application for a change in accounting method in December 2010. As a result we overpaid our estimated 2010 Federal and state income taxes. The overpayment of our estimated Federal income tax is included in our 2011 refunds; however, we elected to apply the overpayment of our 2010 state income tax to our 2011 estimated income tax payments which lowered our 2011 cash tax payments.
The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2011	2010	2009
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$78,973	$76,811	$69,779
State and local taxes, net of federal income tax benefits	9,895	8,775	6,565
Dividends received deduction and tax exempt interest	(644)	(1,168)	(947)
Foreign jurisdiction differences	(4,789)	(3,101)	(3,707)
Permanent differences associated with dispositions	(6,329)	7,192	2,950
Changes in uncertain tax positions	1,584	1,138	(134)
Other	714	2,811	1,769
Provision for income taxes	$79,404	$92,458	$76,275
Total effective tax rate	35.2%	42.1%	38.3%
The 2011 consolidated effective tax rate was 35.2%, compared to 42.1% and 38.3% in 2010 and 2009, respectively. We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The decrease in the effective tax rate for the year ended December 31, 2011 as compared to the previous two years is primarily due to that sale.
Our 2010 and 2009 effective tax rate was negatively impacted by permanent book and tax basis differences relate to North American asset divestitures. During 2010 we recognized U.S. tax on post-acquisition integration of certain Keystone entities into SCI’s structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates. During 2009 we experienced a decrease in state tax expense due to a restructuring of some of our state operating entities.
During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from preneed sales of cemetery merchandise, and revenue from non-trusted customer payments for preneed funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with § 481(a) of the U.S. Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under § 481(a) for 2010

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $190.3 million that represents a decrease in current year taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operation loss carryover. Although these changes had no tax impact on the overall effective tax rate, there was a savings in cash taxes including a refund of our 2010 Federal estimated tax payments of $7.1 million which was received in 2011.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2011	2010
	(In thousands)
Inventories and cemetery property, principally due to purchase accounting adjustments	$(352,323)	$(344,160)
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	(194,875)	(170,305)
Intangibles	(74,278)	(82,587)
Payables, principally due to sales of cemetery interment rights and related products	(32,949)	(28,779)
Deferred tax liabilities	(654,425)	(625,831)
Loss and tax credit carry-forwards	215,285	235,393
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	92,640	98,335
Accrued liabilities	11,308	24,469
Other	44,506	49,316
Deferred tax assets	363,739	407,513
Less: Valuation allowance	(63,681)	(63,614)
Net deferred income tax liability	$(354,367)	$(281,932)
Deferred tax assets and Deferred income tax liabilities consisted of the following as of December 31 (in thousands):

	2011	2010
Current deferred tax assets	$44,316	$40,740
Non-current deferred tax assets	6,932	631
Non-current deferred tax liabilities	(405,615)	(323,303)
Net deferred income tax liability	$(354,367)	$(281,932)
In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Pursuant to the Stock Compensation Topic under the ASC, such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2011 and 2010 we have windfall tax benefits of $13.0 million and $9.5 million, respectively, which when realized will be recorded as a reduction to current taxes payable and a credit to Capital in excess of par value in our consolidated financial statements.
During the fourth quarter of 2010, the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend is less than current year earnings and other prior year earnings required to be permanently reinvested. At December 31, 2011 and 2010, U.S. income taxes had not been provided on $93.0 million and $256.0 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2009 to December 31, 2011 (in thousands):

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2008	$142,457
Additions to tax positions related to the current year	5,154
Additions to tax positions related to prior years	1,076
Statute expirations	(4,243)
Balance at December 31, 2009	$144,444
Additions to tax positions related to the current year	10,215
Additions to tax positions related to prior years	110
Statute expirations	(2,004)
Balance at December 31, 2010	$152,765
Additions to tax positions related to the current year	4,971
Additions to tax positions related to prior years	60
Statute expirations	(1,484)
Balance at December 31, 2011	$156,312
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $37.8 million, $39.3 million, and $41.2 million as of December 31, 2011, 2010, and 2009, respectively.
During 2011, in accordance with the Income Tax Topic under the ASC, we recorded an increase of $3.5 million in our liability for unrecognized tax benefits, of which $5.0 million was an increase to U.S. tax positions taken in the current year and $0.1 million was an increase related to U.S. tax positions taken in prior years. In addition, we recorded a $1.5 million decrease to our tax liability due to the expiration of statute of limitations on positions taken in previous fiscal years.
Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $41.8 million, $38.8 million and $36.0 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2011, 2010, and 2009, respectively. We recognized interest and penalties of $3.0 million, $3.6 million, and $3.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Canada and Spain are auditing various tax returns. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2010. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
Various subsidiaries have foreign, federal, and state carry-forwards in the aggregate of $2.9 billion with expiration dates through 2030. Such loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)
2012	$691	$56,990	$—	$57,681
2013	1,733	10,640	—	12,373
2014	115	42,324	64	42,503
2015	3,667	39,430	—	43,097
Thereafter	219,083	2,548,627	312	2,768,022
Total	$225,289	$2,698,011	$376	$2,923,676
In addition to the above loss carry-forwards, we have $64.1 million of foreign losses that have an indefinite expiration.
A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2011, we recorded a net $5.0 million increase in state valuation allowances due to an increase in net operating losses which is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. We recorded a $4.8 million decrease in foreign valuation allowances which is primarily related to the completion of the sale of our Puerto Rico subsidiary resulting in a decrease in foreign valuation allowances which had been booked against their deferred tax assets.
At December 31, 2011, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State(1)	Foreign	Total
		(In thousands)
Loss and tax credit carry-forwards	$99,457	$93,393	$22,435	$215,285
Valuation allowance	$4,107	$41,330	$18,244	$63,681
_________________________________

(1)	Presented net of Federal benefit

10.	Debt
Debt as of December 31 was as follows:

	2011	2010
	(In thousands)
7.875% Debentures due February 2013	$4,757	$8,557
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	136,465	157,250
6.75% Senior Notes due April 2016	197,377	212,927
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	65,000	—
Obligations under capital leases	124,330	118,339
Mortgage notes and other debt, maturities through 2047	35,937	38,223
Unamortized pricing discounts and other	(4,888)	(6,106)
Total debt	1,884,670	1,854,882
Less current maturities	(23,554)	(22,502)
Total long-term debt	$1,861,116	$1,832,380
Current maturities of debt at December 31, 2011 were primarily comprised of our capital lease obligations and mortgage notes. Our consolidated debt had a weighted average interest rate of 6.69% and 6.80% at December 31, 2011 and 2010, respectively. Approximately 89% and 93% of our total debt had a fixed interest rate at December 31, 2011 and 2010, respectively.
The aggregate maturities of our debt for the five years subsequent to December 31, 2011 and thereafter (in thousands) are as follows:

2012	$23,554
2013	27,299
2014	207,708
2015	176,448
2016	270,653
2017 and thereafter	1,179,008
$1,884,670
Bank Credit Facility
As of December 31, 2010, we had a $400 million Bank credit facility due November 2013 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity to March 2016.
As of December 31, 2011, we had $65.0 million outstanding cash advances and then used it to support $32.7 million of letters of credit. The Bank credit facility provides us with flexibility for refinancing debt and acquisitions, if needed, and is guaranteed by our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35%. As of December 31, 2011, we have $402.3 million in borrowing capacity under the facility.
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
Debt Extinguishments and Reductions
During 2011, we made debt payments of $46.0 million, including the following purchases on the open market:

•	$3.8 million aggregate principal amount of our 7.875% Senior Notes due February 2013;

•	$20.8 million aggregate principal amount of our 6.75% Senior Notes due April 2015; and

•	$15.6 million aggregate principal amount of our 6.75% Senior Notes due April 2016.
Certain of the above transactions resulted in the recognition of a loss of $3.5 million recorded in (Losses) gains on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million in premium on the purchase of these notes.
During 2010, we made debt payments of $122.2 million, which included the following purchases on the open market:

•	$25.5 million aggregate principal amount of our 7.875% Senior Notes due February 2013;

•	$70.5 million aggregate principal amount of our 7.375% Senior Notes due October 2014;

•	$3.0 million aggregate principal amount of our 6.75% Senior Notes due April 2015; and

•	$20.1 million aggregate principal amount of our 6.75% Senior Notes due April 2016.
Certain of the above transactions resulted in the recognition of a loss of $9.4 million recorded in (Losses) gains on early extinguishment of debt. net during the year ended December 31, 2010, which represents the write-off of unamortized deferred loan costs of $1.4 million and $8.0 million in premium on the purchase of these notes.
Capital Leases
In 2011, 2010, and 2009 we acquired $31.3 million, $22.8 million, and $64.1 million, respectively, of transportation equipment using capital leases. See additional information regarding these leases in Note 12.
Additional Debt Disclosures

At December 31, 2011 and 2010, we have deposits of $4.1 million and $15.6 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. Our restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $4.9 million and $6.1 million at December 31, 2011 and 2010, respectively, primarily relate to our 6.75% Senior Notes due April 2015, 6.75% Senior Notes due April 2016, 7.0% Senior Notes due June 2017, and our 8.0% Senior Notes due November 2021.
We had assets of approximately $2.8 million and $3.6 million pledged as collateral for the mortgage notes and other debt at December 31, 2011 and 2010, respectively.
Cash interest payments for the three years ended December 31 (in thousands) were as follows:

Payments in 2011	$129,105
Payments in 2010	125,138
Payments in 2009	122,224
Cash interest payments forecasted as of December 31, 2011 for the five years subsequent to December 31, 2011 and thereafter (in thousands) are as follows:

Payments in 2012	$126,225
Payments in 2013	125,678
Payments in 2014	121,951
Payments in 2015	104,370
Payments in 2016	89,578
Payments in 2017 and thereafter	302,520

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
The fair value of our debt instruments at December 31 was as follows:

	2011	2010
	(In thousands)
7.875% Debentures due February 2013	$4,971	$9,092
7.375% Senior Notes due October 2014	196,954	194,244
6.75% Senior Notes due April 2015	150,083	161,968
6.75% Senior Notes due April 2016	216,375	216,653
7.0% Senior Notes due June 2017	323,025	302,375
7.625% Senior Notes due October 2018	276,875	262,500
7.0% Senior Notes due May 2019	262,500	251,250
8.0% Senior Notes due November 2021	167,550	158,063
7.5% Senior Notes due April 2027	195,750	194,920
Bank credit facility due March 2016	65,000	—
Mortgage notes and other debt, maturities through 2047	36,340	37,991
Total fair value of debt instruments	$1,895,423	$1,789,056
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $25.7 million, $24.7 million, and $22.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2012	$13,215	$24,930
2013	11,210	21,420
2014	9,248	27,168
2015	7,328	39,439
2016	5,760	7,474
2017 and thereafter	41,192	18,531
Total	$87,953	$138,962
Less: Interest on capital leases		(14,632)
Total principal payable on capital leases		$124,330
Management, Consulting, and Non-Competition Agreements
We have entered into management, employment, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2011, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment	Consulting	Non-Competition	Total
	(In thousands)
2012	$3,603	$852	$4,074	$8,529
2013	2,079	438	3,462	5,979
2014	1,473	330	2,988	4,791
2015	491	201	2,477	3,169
2016	205	99	2,196	2,500
2017 and thereafter	432	262	7,136	7,830
Total	$8,283	$2,182	$22,333	$32,798

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2011 and 2010, we have self-insurance reserves of $52.7 million and $53.9 million, respectively.
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
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff claims the cemetery damaged and desecrated burials in order to prepare adjoining graves for subsequent burials. We cannot quantify our ultimate liability, if any, for the payment of any damages.
 Antitrust Claims. We are named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. Based on the case proceeding as a class action, the plaintiffs filed an expert report indicating that the damages sought from all defendants range from approximately $950 million to $1.5 billion before trebling. However, the trial court denied the plaintiffs’ motion to certify the case as a class action. We deny that we engaged in anticompetitive practices related to our casket sales, and we have filed reports of our experts, which vigorously dispute the validity of the plaintiffs’ damages theories and calculations. The trial court dismissed plaintiffs’ claims on September 24, 2010, and the plaintiffs filed an appeal on October 19, 2010. We cannot quantify our ultimate liability, if any, in this lawsuit.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2011 or 2010. At December 31, 2011 and 2010, 500,000,000 common shares of $1 par value were authorized. We had 222,955,853 and 241,035,250 shares issued and outstanding, net of 1,709,542 and 984,400 shares held in treasury at par at December 31, 2011 and 2010, respectively.
Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2008	$36,649	$—	$36,649
Activity in 2009	60,493	—	60,493
Increase in net unrealized gains, net of tax, associated with available-for-sale securities of the trusts, net of taxes	—	323,131	323,131
Reclassification of net unrealized gains, net of tax, activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(323,131)	(323,131)
Balance at December 31, 2009	$97,142	$—	$97,142
Activity in 2010	15,626	—	15,626
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	147,688	147,688
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(147,688)	(147,688)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	(6,916)	—	(6,916)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(80,789)	(80,789)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	80,789	80,789
Balance at December 31, 2011	$105,852	$—	$105,852
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2011, we repurchased 19,752,174 shares of common stock at an aggregate cost of $195.7 million, which is an average cost per share of $9.91. During 2010, we repurchased 13,927,510 shares of common stock at an aggregate cost of $116.2 million, which is an average cost per share of $8.34. During 2009, we did not repurchase any shares of our common stock. In August 2011, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $116.6 million to repurchase our common stock. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $99.6 million at December 31, 2011.
Subsequent to December 31, 2011, we repurchased an additional 1,831,921 shares of common stock at an aggregate cost of $20.0 million including commissions (average cost per share of $10.90). In February 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $119.9 million to repurchase our common stock. After this increase, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $199.4 million.
Cash Dividends
On November 8, 2011, our Board of Directors approved a cash dividend of $0.05 per common share. At December 31, 2011, this dividend totaling $11.0 million was recorded in Accounts payable and accrued liabilities and Capital in Excess of Par Value in our consolidated balance sheet. We paid this dividend subsequent to December 31, 2011. We paid $44.8 million, $40.0 million, and $40.2 million in cash dividends in 2011, 2010, and 2009, respectively. On February 8, 2012 our Board of Directors approved a cash dividend of $0.05 per common share payable on April 30, 2012 to stockholders of record as of April 13, 2012.
14.    Share-Based Compensation

Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended and Restated Incentive Plan reserves 44,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock based awards to officers and key employees.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2011 and 2010, 11,789,483 and 4,297,186 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
Assumptions	2011	2010	2009
Dividend yield	2.4%	1.9%	3.5%
Expected volatility	38.4%	37.5%	32.3%
Risk-free interest rate	2.4%	2.3%	1.8%
Expected holding period (years)	5.0	5.0	5.0

The following table summarizes certain information with respect to stock option and restricted share compensation for 2011, 2010, and 2009, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2011	2010	2009
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$9,144	$8,878	$9,684
Income tax benefit related to share-based compensation included in net income	$3,218	$3,740	$3,705
We realized windfall tax deductions of $4.9 million, $2.7 million, and $7.1 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2011, 2010, and 2009, respectively. Pursuant to the Stock-Based Compensation Topic of the ASC, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2011:
(Shares reported in whole numbers and not in thousands)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	12,312,783	$7.53
Granted	2,394,430	$9.09
Exercised	(1,208,140)	$6.81
Canceled	(94,857)	$5.32
Outstanding at December 31, 2011	13,404,216	$7.88
Exercisable at December 31, 2011	8,216,969	$8.17
During the twelve months ended December 31, 2011, 19,857 of the canceled shares were forfeited. The aggregate intrinsic value for stock options outstanding and exercisable was $38.8 million and $22.2 million, respectively, at December 31, 2011.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2011:
(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31,	Weighted- Average Remaining	Weighted- Average	Number Exercisable at December 31,	Weighted- Average
Range of Exercise Price	2011	Contractual Life	Exercise Price	2011	Exercise Price
$4.01 — 6.00	3,675,996	5.1	$4.19	2,366,751	$4.19
$6.01 — 9.00	3,883,760	4.2	$7.74	2,405,385	$7.80
$9.01 — 15.00	5,844,460	5.0	$10.31	3,444,833	$11.16
$4.01 — 15.00	13,404,216	4.8	$7.88	8,216,969	$8.17

Other information pertaining to option activity during the years ended December 31 is as follows:

	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$2.73	$2.31	$0.87
Total fair value of stock options vested (in thousands)	$5,015	$6,022	$6,439
Total intrinsic value of stock options exercised (in thousands)	$5,184	$1,804	$7,001
For the years ended December 31, 2011, 2010, and 2009, cash received from the exercise of stock options was $8.2 million, $1.8 million, and $17.4 million, respectively. We recognized compensation expense of $5.1 million, $5.3 million, and $6.5 million related to stock options for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the unrecognized compensation expense related to stock options of $6.6 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity was as follows:
(Shares reported in whole numbers)

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2010	1,167,273	$6.35
Granted	538,620	$9.13
Vested	(540,723)	$6.58
Nonvested restricted shares at December 31, 2011	1,165,170	$7.53
The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At

December 31, 2011, unrecognized compensation expense of $5.1 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $4.1 million, $3.6 million, and $3.2 million during the years ended December 31, 2011, 2010, and 2009, respectively, related to our restricted shares.

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
The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2011	2010	2009
	(In thousands)
Interest cost on projected benefit obligation	$1,306	$1,498	$1,849
Actual return on plan assets	—	—	—
Recognized net actuarial (gains) losses	(289)	534	2,197
	$1,017	$2,032	$4,046
The Plans’ funded status at December 31 was as follows:

	2011	2010
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$31,377	$32,891
Interest cost	1,306	1,498
Actuarial loss	49	846
Benefits paid	(3,518)	(3,858)
Benefit obligation at end of year	$29,214	$31,377
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,518	3,858
Benefits paid, including expenses	(3,518)	(3,858)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(29,214)	$(31,377)
Net amount recognized in the Consolidated Balance Sheet	$(29,214)	$(31,377)
Funding Summary:
Projected benefit obligations	$29,214	$31,377
Accumulated benefit obligation	$29,214	$31,377
Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(29,214)	$(31,377)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011 and 2010 was $51.1 million and $51.6 million, respectively, and the cash surrender value was $37.5 million and $37.3 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows: we base our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, plus 50 basis points. The assumed rate of return on plan assets was not applicable as we pay plan benefits as they come due. As all Plans are curtailed, the assumed rate of compensation increase is zero.

	2011	2010	2009
Weighted average discount rate used to determine obligations	4.05%	4.45%	5.00%
Weighted average discount rate used to determine net periodic pension cost	4.41%	4.80%	5.97%
The following benefit payments are expected to be paid in future years related to our Plans:

2012	$3,646
2013	3,577
2014	3,600
2015	3,011
2016	2,760
Years 2017 through 2021	10,373
We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2011, 2010, and 2009 we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2011, 2010, and 2009 was $22.3 million, $20.3 million, and $18.1 million, respectively.

16.    Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Funeral	Cemetery	Reportable Segments
	(In thousands)
2011
Revenues from external customers	$1,573,498	$742,542	$2,316,040
Interest expense	3,957	305	4,262
Depreciation and amortization	89,872	21,355	111,227
Amortization of intangible assets	18,582	5,540	24,122
Gross profit	330,732	147,804	478,536
Amortization of cemetery property	—	40,046	40,046
Total assets	4,494,331	4,496,749	8,991,080
Capital expenditures	45,275	57,972	103,247
2010
Revenues from external customers	$1,492,838	$697,714	$2,190,552
Interest expense	3,033	257	3,290
Depreciation and amortization	87,897	20,909	108,806
Amortization of intangible assets	17,464	6,095	23,559
Gross profit	317,068	132,155	449,223
Amortization of cemetery property	—	32,418	32,418
Total assets	4,262,675	4,450,028	8,712,703
Capital expenditures	34,762	48,427	83,189
2009
Revenues from external customers	$1,391,894	$661,626	$2,053,520
Interest expense	2,548	847	3,395
Depreciation and amortization	85,324	21,889	107,213
Amortization of intangible assets	15,473	6,105	21,578
Gross profit	305,809	115,586	421,395
Amortization of cemetery property	—	30,664	30,664
Total assets	4,081,512	4,215,968	8,297,480
Capital expenditures	38,348	38,726	77,074

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments	Corporate	Consolidated
	(In thousands)
2011
Revenue from external customers	$2,316,040	$—	$2,316,040
Interest expense	4,262	129,520	133,782
Depreciation and amortization	111,227	6,820	118,047
Amortization of intangible assets	24,122	1,469	25,591
Total assets	8,991,080	336,732	9,327,812
Capital expenditures	103,247	15,128	118,375
2010
Revenue from external customers	$2,190,552	$—	$2,190,552
Interest expense	3,290	124,906	128,196
Depreciation and amortization	108,806	7,585	116,391
Amortization of intangible assets	23,559	1,638	25,197
Total assets	8,712,703	477,837	9,190,540
Capital expenditures	83,189	14,710	97,899
2009
Revenue from external customers	$2,053,520	$—	$2,053,520
Interest expense	3,395	125,586	128,981
Depreciation and amortization	107,213	3,889	111,102
Amortization of intangible assets	21,578	120	21,698
Total assets	8,297,480	593,462	8,890,942
Capital expenditures	77,074	6,716	83,790
The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2011	2010	2009
	(In thousands)
Gross profit from reportable segments	$478,536	$449,223	$421,395
General and administrative expenses	(103,860)	(103,689)	(102,501)
(Losses) gains on divestitures and impairment charges, net	(10,977)	8,512	4,253
Other operating income	—	—	740
Operating income	363,699	354,046	323,887
Interest expense	(133,782)	(128,196)	(128,981)
(Losses) gains on early extinguishment of debt, net	(3,509)	(9,400)	3,146
Other (expense) income, net	(772)	3,009	1,316
Income from continuing operations before income taxes	$225,636	$219,459	$199,368

Our geographic area information was as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Germany	Total
	(In thousands)
2011
Revenues from external customers	$2,103,738	$205,733	$6,569	$2,316,040
Interest expense	133,479	303	—	133,782
Depreciation and amortization	105,931	11,723	393	118,047
Amortization of intangible assets	24,223	1,368	—	25,591
Amortization of cemetery property	35,375	4,671	—	40,046
Operating income	311,790	51,367	542	363,699
(Losses) gains on divestitures and impairment charges, net	(10,299)	(678)	—	(10,977)
Long-lived assets	4,553,557	351,813	3,038	4,908,408
2010
Revenues from external customers	$1,981,190	$202,760	$6,602	$2,190,552
Interest expense	127,971	225	—	128,196
Depreciation and amortization	104,496	11,507	388	116,391
Amortization of intangible assets	23,524	1,673	—	25,197
Amortization of cemetery property	27,688	4,730	—	32,418
Operating income	301,297	51,799	950	354,046
(Losses) gains on divestitures and impairment charges, net	6,837	1,600	75	8,512
Long-lived assets	4,467,176	363,008	3,600	4,833,784
2009
Revenues from external customers	$1,869,042	$177,665	$6,813	$2,053,520
Interest expense	128,798	140	43	128,981
Depreciation and amortization	100,380	10,273	449	111,102
Amortization of intangible assets	19,969	1,729	—	21,698
Amortization of cemetery property	27,545	3,119	—	30,664
Operating income	288,108	35,462	317	323,887
(Losses) gains on divestitures and impairment charges, net	8,906	(4,614)	(39)	4,253
Long-lived assets	4,526,789	354,677	4,022	4,885,488

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents:
Cash	$67,937	$78,382
Commercial paper and temporary investments	60,632	92,464
	$128,569	$170,846
Receivables, net:
Notes receivable	$1,313	$1,395
Atneed funeral receivables, net of allowances of $7,755 and $10,852, respectively	77,103	85,853
Atneed cemetery receivables, net of allowances of $1,989 and $3,121, respectively	12,837	10,235
Other	12,639	9,702
	$103,892	$107,185
Other current assets:
Income tax receivable	$8,670	$14,499
Prepaid insurance	4,221	4,182
Restricted cash	4,138	3,650
Other	8,774	5,415
	$25,803	$27,746
Cemetery property:
Undeveloped land	$1,072,170	$1,083,290
Developed land, lawn crypts, and mausoleums	425,533	425,497
	$1,497,703	$1,508,787
Property and equipment:
Land	$515,100	$509,100
Buildings and improvements	1,526,290	1,496,310
Operating equipment	456,852	427,607
Leasehold improvements	24,717	23,302
Capital leases	168,538	156,235
	2,691,497	2,612,554
Less: Accumulated depreciation	(976,823)	(891,846)
Accumulated amortization of capital leases	(96,313)	(93,010)
	$1,618,361	$1,627,698
Deferred charges and other assets:
Intangible assets, net	253,251	219,489
Restricted cash	6,903	14,755
Non-current deferred tax assets	6,932	—
Notes receivable, net of allowances of $1,665 and $3,111, respectively	11,488	11,781
Cash surrender value of insurance policies	77,791	72,420
Other	74,486	78,137
	$430,851	$396,582

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$115,302	$116,543
Accrued compensation	82,145	69,988
Accrued dividend	11,027	9,602
Accrued interest	22,555	22,923
Accrued property taxes	13,057	13,726
Self insurance reserves	52,697	53,892
Bank overdraft	15,309	15,582
Other accrued liabilities	46,812	40,395
	$358,904	$342,651
Other liabilities:
Accrued pension	$29,214	$31,377
Deferred compensation	49,711	42,246
Customer refund obligation reserve	76,270	75,517
Tax liability	207,701	201,183
Indemnification liability	2,490	2,689
Other	49,387	46,608
	$414,773	$399,620

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Merchandise revenues:
Funeral	$514,548	$489,744	$450,892
Cemetery	516,677	481,508	446,035
Total merchandise revenues	1,031,225	971,252	896,927
Services revenues:
Funeral	968,747	930,163	882,186
Cemetery	195,376	186,236	183,288
Total services revenues	1,164,123	1,116,399	1,065,474
Other revenues	120,692	102,901	91,119
Total revenues	$2,316,040	$2,190,552	$2,053,520
Merchandise costs and expenses:
Funeral	$258,173	$247,104	$226,931
Cemetery	222,406	204,665	191,489
Total cost of merchandise	480,579	451,769	418,420
Services costs and expenses:
Funeral	496,557	453,678	419,855
Cemetery	97,702	94,776	98,923
Total cost of services	594,259	548,454	518,778
Overhead and other expenses	762,666	741,106	694,927
Total cost and expenses	$1,837,504	$1,741,329	$1,632,125
Certain Non-Cash Financing and Investing Transactions

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Dividends accrued but not paid	$11,027	$9,602	$10,161
Financing held in escrow	$—	$—	$147,173

18.	Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$144,903	$126,417	$123,098
After tax interest on convertible debt	51	51	51
Net income — diluted	$144,954	$126,468	$123,149
Weighted average shares:
Weighted average shares — basic	234,242	248,871	251,709
Stock options	2,306	1,610	654
Convertible debt	121	121	121
Weighted average shares — diluted	236,669	250,602	252,484
Net income per share:
Basic	$0.62	$0.51	$0.49
Diluted	$0.61	$0.50	$0.49
The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options not currently included in the computation of diluted EPS in shares are 4.9 million, 4.8 million, and 6.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
We adopted the FASB’s recent authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009. Our adoption had an immaterial impact on our reported EPS as reflected in these consolidated financial statements.

19.	Acquisition
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance claims	10	10	$15,200
Other preneed customer relationships	10	14	1,740
Covenants-not-to-compete	5	15	13,332
Operating leases	5	15	440
Tradenames	5	5	3,600
Tradenames		Indefinite	33,200
Licenses and permits		Indefinite	500
Total intangible assets			$68,012
Included in our results of operations for the twelve months ended December 31, 2010 is revenue of $83.7 million and net income of $16.7 million for the period from the acquisition date (March 26, 2010) through December 31, 2010. The following unaudited pro forma summary presents financial information as if the acquisition had occurred at the beginning of the year presented for the consolidated company:

2010
(In thousands)
Revenue	$2,220,204
Net income	$129,970

Neptune

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition we will be expanding the footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. We have not completed our purchase price allocation as we are still reviewing the underlying accounting records. As a result of this acquisition, we recognized $37.6 million of intangible assets and $37.3 million of goodwill.

20.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net. Additionally, as divestitures occur pursuant to our ongoing asset sale programs, adjustments are made through this income statement line item to reflect the difference between actual proceeds received from the sale compared to the original estimates.
(Losses) gains on divestitures and impairment charges, net consist of the following for the years ended December 31:

	2011	2010	2009
	(In thousands)
(Losses) gains on divestitures, net	$(8,526)	$16,547	$20,787
Impairment losses	(2,451)	(8,035)	(16,534)
	$(10,977)	$8,512	$4,253
Keystone
In conjunction with our acquisition of Keystone, we entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries, which were sold for $34.9 million in the second quarter of 2010. We recognized a gain on divestitures of $6.2 million associated with the former SCI properties.

21.    Quarterly Financial Data (Unaudited)
Quarterly financial data for 2011 and 2010 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2011
Revenues	$579,699	$576,774	$572,999	$586,568
Costs and expenses	(453,253)	(461,751)	(465,949)	(456,551)
Gross profits	126,446	115,023	107,050	130,017
Operating income	97,193	80,495	78,186	107,825
Income from continuing operations before income taxes (1)	63,994	44,827	44,042	72,773
Provision for income taxes	(24,065)	(18,089)	(9,027)	(28,223)
Net income	39,929	26,738	35,015	44,550
Net (income) loss attributable to noncontrolling interests	(1,165)	(645)	481	—
Net income attributable to common stockholders	38,764	26,093	35,496	44,550
Net income attributable to common stockholders per share (2):
Basic — EPS	0.16	0.11	0.15	0.20
Diluted — EPS	0.16	0.11	0.15	0.20
2010
Revenues	$530,863	$555,273	$533,165	$571,251
Costs and expenses	(418,505)	(445,975)	(430,518)	(446,331)
Gross profits	112,358	109,298	102,647	124,920
Operating income	85,626	95,926	68,496	103,998
Income from continuing operations before income taxes (1)	51,441	67,425	28,621	71,972
Provision for income taxes	(20,116)	(27,198)	(9,941)	(35,203)
Net income	31,325	40,227	18,680	36,769
Net (income) loss attributable to noncontrolling interests	(413)	58	85	(314)
Net income attributable to common stockholders	30,912	40,285	18,765	36,455
Net income attributable to common stockholders per share (2):
Basic — EPS	0.12	0.16	0.08	0.15
Diluted — EPS	0.12	0.16	0.08	0.15
_________________________________

(1)	Includes (losses) gains on divestitures and impairment charges, net, as described in Note 20.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2011

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2011	$13,973	$9,254	$25,813	$(39,296)	$9,744
Year Ended December 31, 2010	$14,171	$8,153	$17,926	$(26,277)	$13,973
Year Ended December 31, 2009	$19,735	$11,346	$56	$(16,966)	$14,171
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2011	$3,111	$—	$—	$(1,446)	$1,665
Year Ended December 31, 2010	$3,135	$—	$—	$(24)	$3,111
Year Ended December 31, 2009	$2,775	$—	$720	$(360)	$3,135
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2011	$77,792	$2,852	$(2,652)	$—	$77,992
Year Ended December 31, 2010	$71,202	$3,204	$3,386	$—	$77,792
Year Ended December 31, 2009	$58,618	$3,249	$9,335	$—	$71,202
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2011	$(134,760)	$—	$(1,244)	$—	$(136,004)
Year Ended December 31, 2010	$(130,897)	$—	$(3,863)	$—	$(134,760)
Year Ended December 31, 2009	$(137,769)	$—	$6,872	$—	$(130,897)
Deferred tax valuation allowance:
Year Ended December 31, 2011	$63,614	$67	$—	$—	$63,681
Year Ended December 31, 2010	$68,192	$76	$(4,654)	$—	$63,614
Year Ended December 31, 2009	$54,225	$13,967	$—	$—	$68,192
_________________________________

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Employee Stock Purchase Plan
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
Equity Compensation Plan Information at December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,809,565	$7.89	13,404,216
Equity compensation plans not approved by security holders(1)	594,651	$7.79	783,124	(2)
Total	13,404,216	$7.88	14,187,340
_______________________________________

(1)
Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 594,651 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for stockholder approval.

(2)
Includes an estimated 783,124 shares available under the Employee Stock Purchase Plan. Under such plan, a dollar value of shares (not an amount of shares) is registered. The above estimate was determined by dividing (i) the remaining unissued dollar value of registered shares at December 31, 2011, which was $8.3 million, by (ii) the closing price of $10.65 per share of common stock at December 31, 2011. This plan is being terminated effective as of December 31, 2011.

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
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 99-101 are filed as part of this report.
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
Dated: February 13, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ R. L. WALTRIP*	Chairman of the Board	February 13, 2012
(R. L. Waltrip)

	/s/ THOMAS L. RYAN*	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 13, 2012
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 13, 2012
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2012
(Tammy R. Moore)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 13, 2012
(Alan R. Buckwalter, III)

	/s/ ANTHONY L. COELHO*	Director	February 13, 2012
(Anthony L. Coelho)

	/s/ A. J. FOYT, JR.*	Director	February 13, 2012
(A. J. Foyt, Jr.)

	/s/ MALCOLM GILLIS*	Director	February 13, 2012
(Malcolm Gillis)

	/s/ VICTOR L. LUND*	Director	February 13, 2012
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 13, 2012
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 13, 2012
(Clifton H. Morris, Jr.)

	/s/ W. BLAIR WALTRIP*	Director	February 13, 2012
(W. Blair Waltrip)

	/s/ EDWARD E. WILLIAMS*	Director	February 13, 2012
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 13, 2012
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

ExhibitNumber		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—
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

10.1	—	Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1991).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—
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
Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and R.L. Waltrip. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2010).

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

10.10	—
Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2010).

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
Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2010).

ExhibitNumber		Description
10.15	—
Employment and Noncompetition Agreement, dated December 28, 2006 between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2006).

10.16	—
Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2007).

10.17	—
Amendment to Employment and Noncompetition Agreement , dated December 1, 2010, between SCI Executive Services, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2010).

10.18	—
Employment and Noncompetition Agreement, dated December 28, 2006, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2006).

10.19	—
Amendment to Employment and Noncompetition Agreement, dated November 30, 2007, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2009).

10.20	—
Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2010).

10.21	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2003).
10.22	—	Form of Addendum to Employment and Noncompetition Agreement pertaining to the preceding exhibit. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2005).
10.23	—
Form of Amendment to Employment and Noncompetition Agreement dated November 30, 2007, between SCI Executive Services, Inc. and non-senior officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2007).

10.24	—
Form of Amendment to Employment and Noncompetition Agreement, dated December 1, 2010, between SCI Executive Services, Inc. and non-senior officers. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2010).

10.25	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.26	—	Amended and Restated Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.27	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.28	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.29	—	SCI 401(k) Retirement Savings Plan as Amended and Restated. (Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-119681).
10.30	—	First Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2004).
10.31	—
Second Amendment to the SCI 401(k) Retirement Savings Plan, and Third Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2004).

10.32	—	Fourth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 2006).
10.33	—	Fifth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2007).
10.34	—	Sixth Amendment to the SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 2008).
10.35	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.36	—	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 1.1 to Registration Statement No. 2-62484 on Form S-8).
10.37	—	Amendment No. 1 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 15.1 to Registration Statement No. 2-62484 on Form S-8).

ExhibitNumber		Description
10.38	—	Amendment No. 2 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.3 to Registration Statement No. 33-25061 on Form S-8).
10.39	—	Amendment No. 3 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 28.4 to Registration Statement No. 33-35708 on Form S-8).
10.40	—	Amendment No. 4 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.34 to Form 10-K for the fiscal year ended December 31, 2009).
10.41	—	Amendment No. 5 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1999).
10.42	—	Amendment No. 6 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2002).
10.43	—	Amendment No. 7 to the Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 2002).
10.44	—
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

10.47	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.48	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.49	—	Amendment One to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2010).
10.50	—	Form of Performance Unit Grant Award Agreement.
10.51	—
Second Amended and Restated Revolving Credit Agreement, dated as of March 18, 2011 among Service Corporation International, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders, dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 24, 2011).

10.52	—
Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2011, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 3, 2011).

12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.
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