Form 10-Q
period 2012-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2012-04-26
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 24, 2012 was 217,098,386 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues	$602,506	$579,699
Costs and expenses	(474,939)	(453,253)
Gross profits	127,567	126,446
General and administrative expenses	(25,959)	(28,833)
Losses on divestitures and impairment charges, net	(490)	(420)
Operating income	101,118	97,193
Interest expense	(33,588)	(33,559)
Losses on early extinguishment of debt, net	—	(314)
Other income, net	3,905	674
Income before income taxes	71,435	63,994
Provision for income taxes	(23,120)	(24,065)
Net income	48,315	39,929
Net income attributable to noncontrolling interests	(290)	(1,165)
Net income attributable to common stockholders	$48,025	$38,764
Basic earnings per share:
Net income attributable to common stockholders	$0.22	$0.16
Basic weighted average number of shares	220,132	239,772
Diluted earnings per share:
Net income attributable to common stockholders	$0.22	$0.16
Diluted weighted average number of shares	223,212	242,052
Dividends declared per share	$0.05	$0.05

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income	$48,315	$39,929
Other comprehensive income:
Foreign currency translation adjustments	5,745	11,508
Total comprehensive income	54,060	51,437
Total comprehensive income (loss) attributable to noncontrolling interests	(275)	(1,171)
Total comprehensive income attributable to common stockholders	$53,785	$50,266

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$113,831	$128,569
Receivables, net	96,376	103,892
Deferred tax assets	38,073	44,316
Inventories, net	25,438	25,513
Other	24,400	25,803
Total current assets	298,118	328,093
Preneed funeral receivables, net and trust investments	1,516,968	1,478,865
Preneed cemetery receivables, net and trust investments	1,712,976	1,595,940
Cemetery property, at cost	1,496,439	1,497,703
Property and equipment, net	1,619,157	1,618,361
Goodwill	1,358,182	1,361,493
Deferred charges and other assets	423,504	430,851
Cemetery perpetual care trust investments	1,050,081	1,016,506
Total assets	$9,475,425	$9,327,812

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$347,823	$358,904
Current maturities of long-term debt	28,415	23,554
Income taxes	13,544	3,150
Total current liabilities	389,782	385,608
Long-term debt	1,858,984	1,861,116
Deferred preneed funeral revenues	566,449	575,546
Deferred preneed cemetery revenues	857,064	833,303
Deferred tax liability	414,810	405,615
Other liabilities	396,739	414,773
Deferred preneed funeral and cemetery receipts held in trust	2,558,446	2,424,356
Care trusts’ corpus	1,048,056	1,015,300
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 225,571,921 and 224,665,395 shares issued, respectively, and 217,097,274 and 222,955,853 shares outstanding, respectively	217,097	222,956
Capital in excess of par value	1,378,589	1,430,330
Accumulated deficit	(342,579)	(367,044)
Accumulated other comprehensive income	111,612	105,852
Total common stockholders’ equity	1,364,719	1,392,094
Noncontrolling interests	20,376	20,101
Total equity	1,385,095	1,412,195
Total liabilities and equity	$9,475,425	$9,327,812
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$48,315	$39,929
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	—	314
Depreciation and amortization	29,541	29,331
Amortization of intangible assets	6,149	6,354
Amortization of cemetery property	9,569	9,500
Amortization of loan costs	1,194	1,184
Provision for doubtful accounts	2,842	1,933
Provision for deferred income taxes	18,479	19,379
Losses on divestitures and impairment charges, net	490	420
Share-based compensation	2,574	2,253
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	4,771	13,494
(Increase) decrease in other assets	(5,352)	1,386
Decrease in payables and other liabilities	(7,888)	(1,454)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	15,766	15,761
Decrease in deferred preneed funeral revenue	(7,735)	(19,398)
Decrease in deferred preneed funeral receipts held in trust	(10,069)	(8,942)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(26,238)	(9,456)
Increase in deferred preneed cemetery revenue	15,948	11,750
Increase (decrease) in deferred preneed cemetery receipts held in trust	642	(5,643)
Other	(3,214)	(109)
Net cash provided by operating activities	95,784	107,986
Cash flows from investing activities:
Capital expenditures	(23,378)	(25,138)
Acquisitions	(804)	(10,513)
Proceeds from divestitures and sales of property and equipment, net	264	4,697
Other	1,176	3,567
Net cash used in investing activities	(22,742)	(27,387)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	907	—
Payments of debt	(497)	(710)
Early extinguishment of debt	—	(5,155)
Principal payments on capital leases	(6,084)	(5,639)
Proceeds from exercise of stock options	2,323	3,182
Purchase of Company common stock	(75,106)	(30,245)
Payments of dividends	(11,104)	(9,605)
Bank overdrafts and other	433	4,794
Net cash used in financing activities	(89,128)	(43,378)
Effect of foreign currency on cash and cash equivalents	1,348	2,240
Net (decrease) increase in cash and cash equivalents	(14,738)	39,461
Cash and cash equivalents at beginning of period	128,569	170,846
Cash and cash equivalents at end of period	$113,831	$210,307
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948
Comprehensive income	—	—	—	38,764	11,502	1,171	51,437
Dividends declared on common stock ($.05 per share)	—	—	(11,930)	—	—	—	(11,930)
Employee share-based compensation earned	—	—	2,253	—	—	—	2,253
Stock option exercises	484	—	2,698	—	—	—	3,182
Restricted stock awards, net of forfeitures	539	—	(539)	—	—	—	—
Purchase of Company common stock	—	(3,204)	(27,041)	—	—	—	(30,245)
Other	11	—	53	—	—	—	64
Balance at March 31, 2011	$243,054	$(4,189)	$1,568,606	$(438,695)	$124,270	$1,663	$1,494,709

Balance at December 31, 2011	224,666	(1,710)	1,430,330	(367,044)	105,852	20,101	1,412,195
Comprehensive income	—	—	—	48,025	5,760	275	54,060
Dividends declared on common stock ($.05 per share)	—	—	(10,960)	—	—	—	(10,960)
Employee share-based compensation earned	—	—	2,574	—	—	—	2,574
Stock option exercises	422	—	1,901	—	—	—	2,323
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(6,765)	(44,780)	(23,560)	—	—	(75,105)
Other	1	—	7	—	—	—	8
Balance at March 31, 2012	$225,572	$(8,475)	$1,378,589	$(342,579)	$111,612	$20,376	$1,385,095

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2011. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Preneed Funeral and Cemetery Receivables
We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are prior to the delivery of the related goods and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the service or goods are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amounts, we have no risk of loss related to these receivables.
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
Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) amended the Fair Value Measurements and Disclosure (FVM&D) Topic of the Accounting Standards Codification (ASC) to expand disclosures about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the inputs into the valuation. The amendment also requires that items that are not measured at fair value but for which the fair value is disclosed also disclose the level in the fair value hierarchy in which those items were categorized. We adopted the amended guidance in the first quarter of 2012 and the appropriate disclosures are contained in Notes 4, 5, and 6.
Comprehensive Income
In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to require the disclosure of the components of other comprehensive income, which we previously disclosed elsewhere in our filings, be shown as either part of one statement of comprehensive income or as a separate statement of comprehensive income immediately following the income statement. We adopted the amended guidance in the first quarter of 2012 and a separate Statement of Comprehensive Income is included herein.

3. Recently Issued Accounting Standards
Goodwill Testing
In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012, and adoption will have no impact on our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Deposits	$22,178	$17,316
Withdrawals	30,912	23,758
Purchases of available-for-sale securities	188,059	83,757
Sales of available-for-sale securities	184,902	109,707
Realized gains from sales of available-for-sale securities	26,011	12,877
Realized losses from sales of available-for-sale securities	(9,748)	(4,034)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Trust investments, at market	$954,986	$892,685
Cash and cash equivalents	92,970	101,111
Insurance-backed fixed income securities	269,149	277,650
Trust investments	1,317,105	1,271,446
Receivables from customers	241,685	246,601
Unearned finance charge	(5,428)	(5,425)
	1,553,362	1,512,622
Allowance for cancellation	(36,394)	(33,757)
Preneed funeral receivables and trust investments	$1,516,968	$1,478,865
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at March 31, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$106,997	$4,731	$(2,130)	$109,598
Canadian government	113,298	367	(73)	113,592
Corporate	51,266	2,453	(577)	53,142
Residential mortgage-backed	3,294	65	(4)	3,355
Asset-backed	127	5	—	132
Equity securities:
Preferred stock	1,885	81	(111)	1,855
Common stock:
United States	219,926	50,121	(8,221)	261,826
Canada	23,261	2,851	(1,352)	24,760
Other international	17,232	1,695	(538)	18,389
Mutual funds:
Equity	146,494	7,339	(8,898)	144,935
Fixed income	215,124	4,849	(13,174)	206,799
Private equity	36,605	214	(21,135)	15,684
Other	507	412	—	919
Trust investments	$936,016	$75,183	$(56,213)	$954,986

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$77,299	$4,565	$(373)	$81,491
Canadian government	114,586	838	(109)	115,315
Corporate	49,210	1,849	(770)	50,289
Residential mortgage-backed	3,292	71	(34)	3,329
Asset-backed	126	6	—	132
Equity securities:
Preferred stock	2,041	50	(153)	1,938
Common stock:
United States	258,738	40,992	(22,715)	277,015
Canada	23,986	2,511	(1,771)	24,726
Other international	18,954	1,045	(1,296)	18,703
Mutual funds:
Equity	134,383	2,384	(18,982)	117,785
Fixed income	193,134	5,044	(13,114)	185,064
Private equity	35,017	218	(19,249)	15,986
Other	484	428	—	912
Trust investments	$911,250	$60,001	$(78,566)	$892,685
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our audit committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2012, our unfunded commitment for our private equity and other investments was $14.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed fixed income securities, and preferred stock equity securities. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based funeral merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at March 31, 2012	$656,709	$281,674	$16,603	$954,986
Trust investments at December 31, 2011	$623,293	$252,494	$16,898	$892,685
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Fair market value, beginning balance	$16,898	$21,359
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(1,300)	3,870
Net realized losses included in Other income, net(2)	(10)	(7)
Purchases	—	—
Sales	(9)	(194)
Contributions	1,278	486
Distributions and other	(254)	(144)
Fair market value, ending balance	$16,603	$25,370

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

Maturity dates of our fixed income securities range from 2012 to 2042. Maturities of fixed income securities, excluding mutual funds, at March 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$134,939
Due in one to five years	60,065
Due in five to ten years	50,180
Thereafter	34,635
$279,819
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $9.9 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended March 31, 2012 and 2011, we recorded a $0.3 million and a $3.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2012 and December 31, 2011, respectively, are shown in the following tables:

	March 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$36,336	$(1,930)	$7,853	$(200)	$44,189	$(2,130)
Canadian government	7,069	(73)	—	—	7,069	(73)
Corporate	13,340	(465)	609	(112)	13,949	(577)
Residential mortgage-backed	945	(4)	—	—	945	(4)
Equity securities:
Preferred stock	778	(102)	90	(9)	868	(111)
Common stock:
United States	42,370	(4,865)	10,229	(3,356)	52,599	(8,221)
Canada	4,039	(1,024)	973	(328)	5,012	(1,352)
Other international	4,702	(177)	1,837	(361)	6,539	(538)
Mutual funds:
Equity	33,514	(1,774)	22,122	(7,124)	55,636	(8,898)
Fixed income	108,720	(5,684)	6,836	(7,490)	115,556	(13,174)
Private equity	2,078	(3,705)	13,244	(17,430)	15,322	(21,135)
Total temporarily impaired securities	$253,891	$(19,803)	$63,793	$(36,410)	$317,684	$(56,213)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,977	$(90)	$8,709	$(283)	$15,686	$(373)
Canadian government	9,597	(109)	—	—	9,597	(109)
Corporate	17,328	(692)	662	(78)	17,990	(770)
Residential mortgage-backed	600	(4)	295	(30)	895	(34)
Asset-backed	—	—	—	—	—	—
Equity securities:
Preferred stock	1,244	(153)	—	—	1,244	(153)
Common stock:
United States	84,450	(18,120)	14,924	(4,595)	99,374	(22,715)
Canada	8,448	(1,491)	513	(280)	8,961	(1,771)
Other international	7,263	(615)	2,403	(681)	9,666	(1,296)
Mutual funds:
Equity	76,559	(9,173)	26,053	(9,809)	102,612	(18,982)
Fixed income	68,378	(5,500)	9,314	(7,614)	77,692	(13,114)
Private equity	1,977	(3,499)	13,502	(15,750)	15,479	(19,249)
Other	—	—	—	—	—	—
Total temporarily impaired securities	$282,821	$(39,446)	$76,375	$(39,120)	$359,196	$(78,566)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Deposits	$25,195	$24,092
Withdrawals	24,733	29,944
Purchases of available-for-sale securities	270,083	133,565
Sales of available-for-sale securities	255,417	133,555
Realized gains from sales of available-for-sale securities	39,272	16,847
Realized losses from sales of available-for-sale securities	(13,770)	(5,621)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Trust investments, at market	$1,153,699	$1,051,464
Cash and cash equivalents	92,072	104,554
Insurance-backed fixed income securities	10	5
Trust investments	1,245,781	1,156,023
Receivables from customers	543,488	517,917
Unearned finance charges	(31,935)	(33,766)
	1,757,334	1,640,174
Allowance for cancellation	(44,358)	(44,234)
Preneed cemetery receivables and trust investments	$1,712,976	$1,595,940
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at March 31, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$95,800	$6,829	$(2,130)	$100,499
Canadian government	17,029	351	(8)	17,372
Corporate	44,452	2,785	(572)	46,665
Residential mortgage-backed	163	4	—	167
Equity securities:
Preferred stock	3,059	130	(204)	2,985
Common stock:
United States	347,048	88,890	(10,942)	424,996
Canada	17,819	3,451	(1,576)	19,694
Other international	28,236	3,165	(669)	30,732
Mutual funds:
Equity	236,441	10,592	(11,010)	236,023
Fixed income	268,654	10,588	(20,054)	259,188
Private equity	32,483	51	(17,599)	14,935
Other	331	112	—	443
Trust investments	$1,091,515	$126,948	$(64,764)	$1,153,699

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$51,022	$6,438	$(313)	$57,147
Canadian government	16,566	381	(24)	16,923
Corporate	42,803	2,033	(961)	43,875
Residential mortgage-backed	167	5	(2)	170
Asset-backed	—	—	—	—
Equity securities:
Preferred stock	3,365	86	(270)	3,181
Common stock:
United States	408,075	71,138	(30,454)	448,759
Canada	18,289	2,547	(1,780)	19,056
Other international	30,501	1,843	(1,536)	30,808
Mutual funds:
Equity	197,523	3,317	(24,911)	175,929
Fixed income	248,529	11,670	(20,238)	239,961
Private equity	30,783	53	(15,617)	15,219
Other	306	130	—	436
Trust investments	$1,047,929	$99,641	$(96,106)	$1,051,464
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our audit committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2012, our unfunded commitment for our private equity and other investments was $15.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery merchandise and service trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
	(In thousands)
Trust investments at March 31, 2012	$970,633	$167,688	$15,378	$1,153,699
Trust investments at December 31, 2011	$914,513	$121,296	$15,655	$1,051,464
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Fair market value, beginning balance	$15,655	$6,251
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(1,345)	6,311
Net realized losses included in Other income, net(2)	(12)	(8)
Sales	—	—
Contributions	1,356	503
Distributions and other	(276)	(2,393)
Fair market value, ending balance	$15,378	$10,664

(1)
All unrealized (losses) gains recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

(2)
All losses recognized in Other income, net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income, net to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

Maturity dates of our fixed income securities range from 2012 to 2042. Maturities of fixed income securities, excluding mutual funds, at March 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$4,793
Due in one to five years	61,108
Due in five to ten years	49,640
Thereafter	49,162
$164,703
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $7.5 million and $6.0 million for the three months ended March 31, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended March 31, 2012 and 2011, we recorded a $0.3 million and a $1.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.

We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values and the duration of unrealized losses as of March 31, 2012 are shown in the following tables:

	March 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$43,178	$(1,932)	$2,287	$(198)	$45,465	$(2,130)
Canadian government	2,489	(8)	—	—	2,489	(8)
Corporate	13,559	(483)	538	(89)	14,097	(572)
Residential mortgage-backed	29	—	—	—	29	—
Equity securities:
Preferred stock	1,382	(198)	66	(6)	1,448	(204)
Common stock:
United States	59,820	(7,023)	11,828	(3,919)	71,648	(10,942)
Canada	4,255	(987)	420	(589)	4,675	(1,576)
Other international	5,230	(223)	2,620	(446)	7,850	(669)
Mutual funds:
Equity	25,667	(1,593)	35,401	(9,417)	61,068	(11,010)
Fixed income	83,092	(7,603)	9,567	(12,451)	92,659	(20,054)
Private equity	474	(308)	13,946	(17,291)	14,420	(17,599)
Total temporarily impaired securities	$239,175	$(20,358)	$76,673	$(44,406)	$315,848	$(64,764)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,736	$(51)	$3,038	$(262)	$4,774	$(313)
Canadian government	4,024	(24)	—	—	4,024	(24)
Corporate	15,044	(850)	1,747	(111)	16,791	(961)
Residential mortgage-backed	2	(1)	15	(1)	17	(2)
Equity securities:
Preferred stock	1,583	(270)	—	—	1,583	(270)
Common stock:
United States	123,849	(26,401)	17,085	(4,053)	140,934	(30,454)
Canada	7,694	(1,260)	366	(520)	8,060	(1,780)
Other international	8,654	(629)	3,772	(907)	12,426	(1,536)
Mutual funds:
Equity	115,725	(11,222)	36,398	(13,689)	152,123	(24,911)
Fixed income	48,950	(7,686)	9,367	(12,552)	58,317	(20,238)
Private equity	466	(254)	14,213	(15,363)	14,679	(15,617)
Total temporarily impaired securities	$327,727	$(48,648)	$86,001	$(47,458)	$413,728	$(96,106)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Deposits	$6,544	$5,789
Withdrawals	8,252	8,387
Purchases of available-for-sale securities	70,127	203,086
Sales of available-for-sale securities	52,886	267,666
Realized gains from sales of available-for-sale securities	2,162	21,241
Realized losses from sales of available-for-sale securities	(2,215)	(10,661)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Trust investments, at market	$999,259	$952,573
Cash and cash equivalents	50,822	63,933
Cemetery perpetual care trust investments	$1,050,081	$1,016,506
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at

March 31, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

	March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$927	$31	$(1)	$957
Canadian government	29,612	634	(15)	30,231
Corporate	21,406	544	(68)	21,882
Residential mortgage-backed	1,654	49	(1)	1,702
Asset-backed	98	6	—	104
Equity securities:
Preferred stock	5,440	65	(404)	5,101
Common stock:
United States	151,786	21,538	(4,024)	169,300
Canada	13,853	1,666	(1,595)	13,924
Other international	18,489	1,099	(699)	18,889
Mutual funds:
Equity	17,795	2,534	(141)	20,188
Fixed income	664,339	37,041	(3,650)	697,730
Private equity	25,340	371	(13,734)	11,977
Other	8,133	1,083	(1,942)	7,274
Cemetery perpetual care trust investments	$958,872	$66,661	$(26,274)	$999,259

	December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
		(In thousands)
Fixed income securities:
U.S. Treasury	$981	$39	$—	$1,020
Canadian government	29,015	686	(43)	29,658
Corporate	21,197	528	(134)	21,591
Residential mortgage-backed	1,662	53	(13)	1,702
Asset-backed	83	2	(1)	84
Equity securities:
Preferred stock	6,475	18	(1,146)	5,347
Common stock:
United States	141,880	14,443	(9,113)	147,210
Canada	13,374	1,483	(1,423)	13,434
Other international	16,836	1,314	(1,421)	16,729
Mutual funds:
Equity	21,801	1,598	(579)	22,820
Fixed income	654,883	29,758	(9,402)	675,239
Private equity	23,212	374	(12,737)	10,849
Other	8,018	850	(1,978)	6,890
Cemetery perpetual care trust investments	$939,417	$51,146	$(37,990)	$952,573

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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our audit committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2012, our unfunded commitment for our private equity and other investments was $7.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Our investments classified as Level 1 securities include common stock and mutual funds. Level 2 securities include U.S. Treasury, Canadian government, corporate, mortgage-backed and asset-backed fixed income securities, and preferred stock. Our private equity and other alternative investments are classified as Level 3 securities.
The inputs into the fair value of our market-based cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
		(In thousands)
Trust investments at March 31, 2012	$920,031	$59,977	$19,251	$999,259
Trust investments at December 31, 2011	$875,432	$59,402	$17,739	$952,573
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Fair market value, beginning balance	$17,739	$17,089
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	839	6,111
Net realized gains (losses) included in Other income, net(2)	(57)	(27)
Sales	(26)	(44)
Contributions	1,390	1
Distributions and other	(634)	(2,871)
Fair market value, ending balance	$19,251	$20,259

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

Maturity dates of our fixed income securities range from 2012 to 2042. Maturities of fixed income securities at March 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$5,684
Due in one to five years	23,190
Due in five to ten years	24,729
Thereafter	1,273
$54,876
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these trust investments were $9.0 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2012 and 2011, we recorded a $0.0 million and a $0.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively.
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

	March 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$342	$(1)	$—	$—	$342	$(1)
Canadian government	4,758	(15)	—	—	4,758	(15)
Corporate	5,960	(57)	68	(11)	6,028	(68)
Residential mortgage-backed	222	(1)	—	—	222	(1)
Equity securities:
Preferred stock	2,937	(260)	434	(144)	3,371	(404)
Common stock:
United States	22,965	(1,768)	8,142	(2,256)	31,107	(4,024)
Canada	4,568	(1,001)	643	(594)	5,211	(1,595)
Other international	9,843	(682)	262	(17)	10,105	(699)
Mutual funds:
Equity	827	(28)	2,267	(113)	3,094	(141)
Fixed income	84,277	(1,628)	45,962	(2,022)	130,239	(3,650)
Private equity	281	(349)	11,293	(13,385)	11,574	(13,734)
Other	144	(179)	5,807	(1,763)	5,951	(1,942)
Total temporarily impaired securities	$137,124	$(5,969)	$74,878	$(20,305)	$212,002	$(26,274)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Canadian government	7,057	(43)	—	—	7,057	(43)
Corporate	3,854	(73)	1,456	(61)	5,310	(134)
Residential mortgage-backed	58	(1)	127	(12)	185	(13)
Asset-backed	51	(1)	—	—	51	(1)
Equity securities:
Preferred stock	4,393	(1,116)	21	(30)	4,414	(1,146)
Common stock:
United States	39,716	(5,459)	9,055	(3,654)	48,771	(9,113)
Canada	4,402	(772)	565	(651)	4,967	(1,423)
Other international	5,738	(1,226)	104	(195)	5,842	(1,421)
Mutual funds:
Equity	9,852	(564)	2,717	(15)	12,569	(579)
Fixed income	144,350	(5,498)	51,301	(3,904)	195,651	(9,402)
Private equity	254	(324)	10,189	(12,413)	10,443	(12,737)
Other	140	(181)	5,660	(1,797)	5,800	(1,978)
Total temporarily impaired securities	$219,865	$(15,258)	$81,195	$(22,732)	$301,060	$(37,990)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 are detailed below.

	March 31, 2012			December 31, 2011
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,317,105	$1,245,781	$2,562,886	$1,271,446	$1,156,023	$2,427,469
Accrued trust operating payables and other	(1,936)	(2,504)	(4,440)	(1,261)	(1,852)	(3,113)
Deferred preneed funeral and cemetery receipts held in trust	$1,315,169	$1,243,277	$2,558,446	$1,270,185	$1,154,171	$2,424,356
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 are detailed below.

	March 31, 2012	December 31, 2011
	(In thousands)
Cemetery perpetual care trust investments	$1,050,081	$1,016,506
Accrued trust operating payables and other	(2,025)	(1,206)
Care trusts’ corpus	$1,048,056	$1,015,300
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$26,011	$39,272	$2,162	$—	$67,445
Realized losses	(9,748)	(13,770)	(2,215)	—	(25,733)
Impairment charges	(344)	(305)	(1)	—	(650)
Interest, dividend, and other ordinary income	2,200	2,276	5,723	—	10,199
Trust expenses and income taxes	(2,569)	(3,185)	(385)	—	(6,139)
Net trust investment income	15,550	24,288	5,284	—	45,122
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(15,550)	(24,288)	(5,284)	—	(45,122)
Other income, net	—		—	3,905	3,905
Total other income, net	$—	$—	$—	$3,905	$3,905

	Three Months Ended March 31, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$12,877	$16,847	$21,241	$—	$50,965
Realized losses	(4,034)	(5,621)	(10,661)	—	(20,316)
Impairment charges	(3,146)	(978)	(297)	—	(4,421)
Interest, dividend, and other ordinary income	3,422	4,909	8,180	—	16,511
Trust expenses and income taxes	(1,383)	(1,755)	(1,596)	—	(4,734)
Net trust investment income	7,736	13,402	16,867	—	38,005
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(7,736)	(13,402)	(16,867)	—	(38,005)
Other income, net	—	—	—	674	674
Total other income, net	$—	$—	$—	$674	$674

8. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 32.4% and 37.6% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate of 32.4% for the first quarter of 2012 was below the 35% federal statutory tax rate due to the benefits associated with the settlement of a tax audit discussed below and foreign jurisdictions taxed at different rates, which is partially offset by state tax expense.

Internal Revenue Service Settlement
Our affiliate SCI Funeral and Cemetery Purchasing Cooperative ("COOP"), is a corporation taxed under subchapter T of the United States Internal Revenue code, the operation of which has resulted in the deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the COOP's 2003 - 2005 federal income tax returns, proposed adjustments that would accelerate amounts that the Company had previously deferred and would result in the payment of interest on those deferred amounts. We reached a settlement with the IRS on March 28, 2012 and as a result the Company will make a one-time payment of approximately $6.3 million in the second quarter of 2012. Our tax expense for the first quarter was reduced by approximately $3.3 million for adjustments to our "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, and other tax matters.
Unrecognized Tax Benefits
We had previously recorded an unrecognized tax benefit and accrued interest for the exposure pertaining to the IRS audit settlement described above. As of March 31, 2012, the gross amount of our unrecognized tax benefits was $146.7 million and the gross amount of our accrued interest was $39.2 million. During the first quarter, our unrecognized tax benefit and gross accrued interest decreased by $9.6 million and $2.6 million respectively, due primarily to the IRS audit settlement.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. While we have effectively settled our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 2003 - 2005 remain under review at the IRS Appeals level and SCI and Subsidiaries' tax years 1999 - 2002 remain under review at the IRS Examination level. Various state and foreign jurisdictions are auditing years through 2009. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,757
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	65,000	65,000
Obligations under capital leases	156,517	124,330
Mortgage notes and other debt, maturities through 2047	6,334	35,937
Unamortized pricing discounts and other	(4,743)	(4,888)
Total debt	1,887,399	1,884,670
Less current maturities	(28,415)	(23,554)
Total long-term debt	$1,858,984	$1,861,116
Current maturities of debt at March 31, 2012 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.61% at March 31, 2012 and 6.69% at December 31, 2011. Approximately 89% of our total debt had a fixed interest rate at both March 31, 2012 and December 31, 2011.
Bank Credit Facility
As of December 31, 2010, we had a $400 million bank credit facility due March 2016 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity to March 2016.
As of March 31, 2012, we have $65.0 million outstanding cash advances under our bank credit facility and have used it to support $32.7 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35%. As of March 31, 2012, we have $402.3 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the three months ended March 31, 2012, we paid an aggregate of $6.1 million to retire capital lease obligations with no associated gain or loss recognized on early extinguishment of this debt.
During the three months ended March 31, 2011, we paid $5.2 million, to retire $0.2 million aggregate principal amount of our 7.875% Senior Notes due February 2013, and $4.7 million aggregate principal amount of our 6.75% Senior Notes due April 2015. Certain of the above transactions resulted in the recognition of a loss of $0.3 million recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the three months ended March 31, 2012 and 2011, we acquired $38.3 million and $8.8 million, respectively, of primarily transportation equipment capital leases.

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
The fair value of our debt instruments at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,971
7.375% Senior Notes due October 2014	197,948	196,954
6.75% Senior Notes due April 2015	149,429	150,083
6.75% Senior Notes due April 2016	214,647	216,375
7.0% Senior Notes due June 2017	331,138	323,025
7.625% Senior Notes due October 2018	288,750	276,875
7.0% Senior Notes due May 2019	271,250	262,500
8.0% Senior Notes due November 2021	173,532	167,550
7.5% Senior Notes due April 2027	203,250	195,750
Bank credit facility due March 2016	65,000	65,000
Mortgage notes and other debt, maturities through 2047	6,334	36,340
Total fair value of debt instruments	$1,906,035	$1,895,423
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy as required by the FVM&D Topic of the ASC. The bank credit agreement and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. A significant increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

11. Share-Based Compensation

Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2012:

Three Months Ended
Assumptions	March 31, 2012
Dividend yield	1.8%
Expected volatility	40.8%
Risk-free interest rate	0.8%
Expected holding period (in years)	5.0
Stock Options
The following table sets forth stock option activity for the three months ended March 31, 2012:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	13,404,216	$7.88
Granted	2,023,500	11.18
Exercised	(422,234)	5.50
Outstanding at March 31, 2012	15,005,482	$8.40
Exercisable at March 31, 2012	10,642,843	$7.82
As of March 31, 2012, the unrecognized compensation expense related to stock options of $12.1 million is expected to be recognized over a weighted average period of 1.6 years.
Restricted Shares
Restricted share activity for the three months ended March 31, 2012 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2011	1,165,170	$7.53
Granted	483,170	11.18
Vested	(520,161)	6.05
Nonvested restricted shares at March 31, 2012	1,128,179	$9.78
As of March 31, 2012, the unrecognized compensation expense related to restricted shares of $9.4 million is expected to be recognized over a weighted average period of 1.6 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	5,760	—	5,760
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	78,178	78,178
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(78,178)	(78,178)
Balance at March 31, 2012	$111,612	$—	$111,612

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On February 8, 2012, our Board of Directors approved a cash dividend of $.05 per common share. At March 31, 2012, this dividend totaling $10.9 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on April 30, 2012.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. In February 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $120 million to repurchase our common stock, bringing total authorization up to $200 million. During the three months ended March 31, 2012, we repurchased 6,591,870 shares of common stock at an aggregate cost of $73.2 million, which is an average cost per share of $11.10. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $146.8 million at March 31, 2012.
Subsequent to March 31, 2012, we repurchased an additional 759,276 shares of common stock at an aggregate cost of $8.3 million, which is an average cost per share of $10.93. After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $138.5 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months ended March 31,
Revenues from external customers:
2012	$424,281	$178,225	$602,506
2011	$408,435	$171,264	$579,699
Gross profits:
2012	$100,024	$27,543	$127,567
2011	$99,355	$27,091	$126,446
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Gross profits from reportable segments	$127,567	$126,446
General and administrative expenses	(25,959)	(28,833)
Losses on divestitures and impairment charges, net	(490)	(420)
Operating income	101,118	97,193
Interest expense	(33,588)	(33,559)
Losses on early extinguishment of debt, net	—	(314)
Other income, net	3,905	674
Income before income taxes	$71,435	$63,994
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months ended March 31,
Revenues from external customers:
2012	$547,176	$53,541	$1,789	$602,506
2011	$524,896	$52,919	$1,884	$579,699

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Merchandise revenues:
Funeral	$140,233	$132,263
Cemetery	121,834	114,921
Total merchandise revenues	262,067	247,184
Services revenues:
Funeral	259,698	256,285
Cemetery	49,671	49,222
Total services revenues	309,369	305,507
Other revenues	31,070	27,008
Total revenues	$602,506	$579,699
Merchandise costs and expenses:
Funeral	$72,227	$70,015
Cemetery	55,686	53,565
Total cost of merchandise	127,913	123,580
Services costs and expenses:
Funeral	127,158	117,940
Cemetery	25,821	24,499
Total cost of services	152,979	142,439
Overhead and other expenses	194,047	187,234
Total costs and expenses	$474,939	$453,253

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2012 and December 31, 2011, we have self-insurance reserves of $53.1 million and $52.7 million, respectively.
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
Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Garcia, Sands, Zinn and Baio lawsuits described in the following paragraphs.
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
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff claims the cemetery damaged and desecrated burials in order to prepare adjoining graves for subsequent burials. In February 2012, the court held a hearing on the plaintiff's motion for class certification and, so far, no order has been issued relating to that hearing. We cannot quantify our ultimate liability, if any, for the payment of any damages.
David Zinn and Michael Graff, individually and on behalf of all others similarly situated v. Service Corporation International, et al.; Case No. 502012CA006536MB, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This case was filed by counsel for plaintiffs in the preceding Sands case on April 5, 2012 regarding our Star of David Memorial Gardens Cemetery and Funeral Chapel & Bailey Memorial Gardens located in North Lauderdale, Florida. The plaintiffs seek to certify a class of cemetery plot owners and their families. The plaintiffs allege the cemetery engaged in wrongful burial operations and did not disclose them to customers. The plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of any damages.
Michele Baio, individually and on behalf of all others similarly situated v. Beth David Memorial Gardens, Inc. et al.; Case No. 502012CA006532MB, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This case was filed by counsel for plaintiffs in the preceding Sands and Zinn cases on April 5, 2012 regarding the Beth David Memorial Gardens and Chapel located in Hollywood, Florida. Although we acquired the cemetery in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third party shortly after closing on the Alderwoods acquisition. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff alleges the cemetery engaged in wrongful burial operations and did not disclose them to customers. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$48,025	$38,764
After tax interest on convertible debt	13	13
Net income — diluted	$48,038	$38,777
Weighted average shares (denominator):
Weighted average shares — basic	220,132	239,772
Stock options	2,959	2,159
Convertible debt	121	121
Weighted average shares — diluted	223,212	242,052
Net income per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended March 31, 2012 and March 31, 2011, total options and convertible debentures not currently included in the computation of dilutive EPS were 4.3 million and 5.6 million, respectively.

17. Acquisitions
Neptune
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization which had a network of 30 locations in nine states at acquisition. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition we will be expanding the footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. We have not completed our purchase price allocation as we are still reviewing the underlying accounting records.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2012, we operated 1,419 funeral service locations and 373 cemeteries (including 214 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.2 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2012, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $138.5 million authorized to repurchase our common stock.

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
As of March 31, 2012, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
Fixed Income Securities
Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The SCI trusts have direct investments primarily in government fixed income securities. Insurance backed fixed income investments preserve the principal, guarantee annual appreciation, and reduce overall portfolio volatility.
Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2012, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended March 31, 2012, the Standard and Poor’s 500 Index increased approximately 8.5% and the Barclay’s Aggregate Index increased approximately 7.7%, while the combined SCI trusts increased approximately 5.0%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $95.8 million in the first quarter of 2012. In addition, we have $402.3 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2012 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2012 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.18
Interest coverage ratio	3.00 (Min)	4.31
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
Currently, we have approximately $138.5 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $12.2 million to $95.8 million in the first quarter of 2012 from $108.0 million in the first quarter of 2011. This decrease was primarily due to an anticipated increase in net cash tax payments of $7.4 million. Additionally, we also experienced higher annual and long-term incentive compensation payments of $9.6 million resulting from improved financial performance and total shareholder return. These decreases were partially offset by $6.2 million in higher net trust withdrawals.
Investing Activities
Cash flows from investing activities used $22.7 million in the first quarter of 2012 compared to using $27.4 million in the same period of 2011. This decrease was primarily attributable to a decrease of $9.7 million in cash spent on acquisitions, partially offset by a $4.4 million decrease in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $89.1 million in the first quarter of 2012 compared to using $43.4 million in the same period of 2011. This increase was primarily driven by a $44.9 million increase in the repurchases of Company common stock.
We repurchased 6.8 million shares in the first quarter of 2012 for $75.1 million and 3.2 million shares in the same period of 2011 for $30.2 million.
We paid cash dividends of $11.1 million in the first quarter of 2012 and $9.6 million in the same period of 2011.
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

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Preneed funeral	$110.6	$116.6
Preneed cemetery:
Merchandise and services	114.0	116.6
Pre-construction	6.4	6.3
Bonds supporting preneed funeral and cemetery obligations	231.0	239.5
Bonds supporting preneed business permits	2.6	2.2
Other bonds	15.5	15.4
Total surety bonds outstanding	$249.1	$257.1
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2012 and 2011, we had $4.8 million and $4.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2012 and 2011.

	North America
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production (1)	$37.7	$24.7
Sales production (number of contracts) (1)	14,077	5,437
Maturities (1)	$56.1	$48.2
Maturities (number of contracts) (1)	14,235	10,784
Cemetery:
Sales production:
Preneed	$124.5	$110.3
Atneed	59.4	61.7
Total sales production	$183.9	$172.0
Sales production deferred to backlog:
Preneed	$55.2	$45.9
Atneed	45.4	47.0
Total sales production deferred to backlog	$100.6	$92.9
Revenue recognized from backlog:
Preneed	$32.3	$34.0
Atneed	44.0	44.4
Total revenue recognized from backlog	$76.3	$78.4
(1) The increase in sales production and maturities in 2012 is the result of our acquisition of Neptune Cremation Society, which has a lower average selling price per contract.
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
The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2012 and 2011, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$134.4	$100.0
Sales production (number of contracts) (1)	22,776	17,563
General agency revenue	$23.3	$19.3
Maturities	$83.1	$76.8
Maturities (number of contracts)	14,672	13,942

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2012 and December 31, 2011. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2012 and December 31, 2011. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2012		December 31, 2011
	Market	Cost	Market	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.56	$0.56	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.32	1.30	1.27	1.29
	$1.88	$1.86	$1.85	$1.87
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.73	$1.71	$1.70	$1.72
Backlog of insurance-funded preneed funeral revenues	3.46	3.46	3.40	3.40
Total backlog of preneed funeral revenues	$5.19	$5.17	$5.10	$5.12
Preneed funeral receivables and trust investments	$1.52	$1.50	$1.48	$1.50
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.39	$1.37	$1.34	$1.36
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.46	3.46	3.40	3.40
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.85	$4.83	$4.74	$4.76
Deferred preneed cemetery revenues	$0.86	$0.86	$0.83	$0.83
Deferred preneed cemetery receipts held in trust	1.24	1.18	1.15	1.15
	$2.10	$2.04	$1.98	$1.98
Allowance for cancellation on trust investments	(0.14)	(0.15)	(0.16)	(0.16)
Total backlog of deferred cemetery revenues	$1.96	$1.89	$1.82	$1.82
Preneed cemetery receivables and trust investments	$1.72	$1.63	$1.60	$1.59
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.57	$1.48	$1.45	$1.44

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

Results of Operations — Three Months Ended March 31, 2012 and 2011
Management Summary
Key highlights in the first quarter of 2012 were as follows:

•
Funeral gross profits increased $0.7 million, or 0.7%, due to higher case volume and higher General Agency Revenues (insurance commissions) related to preneed funeral production, partially offset by higher selling related expenses; and

•	Cemetery gross profits increased $0.5 million, or 1.8%, due to higher cemetery preneed property sales production and other cemetery revenues, partially offset by higher selling related expenses.
Results of Operations
In the first quarter of 2012, we reported net income attributable to common stockholders of $48.0 million ($.22 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2011 of $38.8 million ($.16 per diluted share). These results were impacted by the following items:

	2012	2011
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(354)	$(458)
After-tax losses from the early extinguishment of debt, net	$—	$(185)
After-tax expenses related to acquisitions	$(35)	$(580)
Change in certain tax reserves and other	$3,326	$(1,003)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2012 and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2011 and ending March 31, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended March 31, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$422.5	$21.0	$—	$401.5
Cemetery revenue	178.2	—	0.3	177.9
	600.7	21.0	0.3	579.4
Germany revenue	1.8	—	—	1.8
Total revenue	$602.5	$21.0	$0.3	$581.2
North America Gross Profits
Funeral gross profits	$100.2	$2.4	$(0.9)	$98.7
Cemetery gross profits	27.6	—	0.2	27.4
	127.8	2.4	(0.7)	126.1
Germany gross profits	(0.2)	—	—	(0.2)
Total gross profits	$127.6	$2.4	$(0.7)	$125.9

Three Months Ended March 31, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$406.5	$1.5	$1.5	$403.5
Cemetery revenue	171.3	—	2.0	169.3
	577.8	1.5	3.5	572.8
Germany revenue	1.9	—	—	1.9
Total revenue	$579.7	$1.5	$3.5	$574.7
North America Gross Profits
Funeral gross profits	$99.1	$0.6	$0.1	$98.4
Cemetery gross profits	27.1	(0.1)	0.3	26.9
	126.2	0.5	0.4	125.3
Germany gross profits	0.2	—	—	0.2
Total gross profits	$126.4	$0.5	$0.4	$125.5
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2012 and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$424.3	$408.4
Less: Consolidated GA revenue	23.3	19.3
Less: Other revenue	13.2	2.5
Adjusted consolidated funeral revenue	$387.8	$386.6
Consolidated funeral services performed	74,706	72,968
Consolidated average revenue per funeral service	$5,191	$5,298
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2012 and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$403.3	$405.4
Less: Comparable GA revenue	23.1	19.3
Less: Other revenue	2.6	2.5
Adjusted comparable funeral revenue	$377.6	$383.6
Comparable funeral services performed	69,130	72,432
Comparable average revenue per funeral service	$5,462	$5,296
Funeral Results

Funeral Revenue
Consolidated revenues from funeral operations were $424.3 million in the first quarter of 2012 compared to $408.4 million for the same period in 2011. This increase is attributable to $19.5 million of additional revenues as the result of acquisitions in 2011. These increases were partially offset by a decline of $1.5 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011 and the $2.1 million decrease in comparable revenues described below.
Comparable revenues from funeral operations were $403.3 million in the first quarter of 2012 compared to $405.4 million for the same period in 2011. This decrease was primarily due to lower funeral services performed, partially offset by an increase in the average revenue per funeral and a $3.8 million increase in GA revenues (insurance commissions) that resulted from increased insurance funded preneed funeral production.
Funeral Services Performed
Our consolidated funeral services performed increased 2.4% during the first quarter of 2012 compared to the same period in 2011 primarily as the result of acquisitions in 2012 and 2011, partially offset by a 4.6% decrease in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 45.0% in the first quarter of 2012 increased from 44.1% in 2011. We continue to expand our cremation memorialization products and services, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $107, or 2.0% ,in the first quarter of 2012 compared to 2011, primarily as a result of our acquisition of Neptune which has a lower average partially offset by the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $166, or 3.1%, in the first quarter of 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 3.2%.
Funeral Gross Profits
Consolidated funeral gross profits increased $0.7 million, or 0.7%, in the first quarter of 2012 compared to the same period in 2011. This increase is primarily attributable to $1.8 million of additional gross profits related to acquisitions that occurred in 2011, partially offset by a $0.1 million decrease in comparable gross profits and a decline of $1.0 million of gross profits that were contributed by non-strategic assets divested throughout 2012 and 2011.
Comparable funeral gross profits were relatively flat as we were able to reduce fixed and variable costs to offset the revenue decline and the comparable gross margin percentage increased from 24.3% to 24.4% in the first quarter of 2012 when compared to the same period in 2011.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $6.9 million, or 4.0%, in the first quarter of 2012 compared to the same period in 2011. This increase was partially offset by a decline of $1.7 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $8.6 million, or 5.1%, primarily as a result of higher cemetery preneed property sales production and higher trust fund income during the current quarter, partially offset by lower atneed revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $0.5 million, or 1.8%, in the first quarter of 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $0.5 million, or 1.9%, and gross margin percentage decreased from 15.9% to 15.4% in the first quarter of 2012 compared to the same period in 2011. The increase in revenues was partially offset by higher selling expenses related to current quarter preneed sales initiatives. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $2.8 million to $26.0 million during the first quarter of 2012 compared to

$28.8 million in the same period of 2011. This decrease is due to a reduction of $2.7 million in other professional fees which is associated with a favorable legal settlement of $2.1 million.
Other Income, Net
Other income, net increased $3.2 million to $3.9 million during the first quarter of 2012, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian Subsidiaries.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 32.4% and 37.6% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate of 32.4% for the first quarter of 2012 was below the 35% federal statutory tax rate due to the benefits associated with the settlement of a tax audit and foreign jurisdictions taxed at different rates, which is partially offset by state tax expense.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 223.2 million during the first quarter of 2012, compared to 242.1 million0.0 millionin the same period of 2011. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
No other significant changes to our accounting policies have occurred subsequent to December 31, 2011, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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

Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral home and cemetery industry continues to be increasingly competitive.

•
Increasing death benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed funeral service.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenues may decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

•	A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2011 Annual Report on Form 10-K, which was filed February 13, 2012. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2012 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of March 31, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2012, we issued 1,179 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
In February 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $120 million to repurchase our common stock, bringing total authorization up to $200 million. As of March 31, 2012, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $146.8 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
January 1, 2012 — January 31, 2012	1,431,821	$10.82	1,431,821	$84,065,453
February 1, 2012 — February 29, 2012	4,340,300	$11.18	4,340,300	$155,938,132
March 1, 2012 — March 31, 2012	992,984	$11.18	819,749	$146,776,796
	6,765,105		6,591,870
Subsequent to March 31, 2012, we repurchased an additional 759,276 shares of common stock at an aggregate cost of $8.3 million, which is an average cost per share of $10.93. After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $138.5 million.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2012		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.