Form 10-Q
period 2012-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2012-07-27
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 25, 2012 was 214,892,986 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$597,372	$576,774	$1,199,878	$1,156,473
Costs and expenses	(469,183)	(461,751)	(944,122)	(915,004)
Gross profits	128,189	115,023	255,756	241,469
General and administrative expenses	(29,558)	(24,685)	(55,517)	(53,518)
Gains (losses) on divestitures and impairment charges, net	1,058	(9,843)	568	(10,263)
Operating income	99,689	80,495	200,807	177,688
Interest expense	(33,894)	(33,879)	(67,482)	(67,438)
Losses on early extinguishment of debt, net	—	(1,835)	—	(2,149)
Other (expense) income, net	(2,221)	46	1,684	720
Income before income taxes	63,574	44,827	135,009	108,821
Provision for income taxes	(25,935)	(18,089)	(49,055)	(42,154)
Net income	37,639	26,738	85,954	66,667
Net income attributable to noncontrolling interests	(563)	(645)	(853)	(1,810)
Net income attributable to common stockholders	$37,076	$26,093	$85,101	$64,857
Basic earnings per share:
Net income attributable to common stockholders	$0.17	$0.11	$0.39	$0.27
Basic weighted average number of shares	215,898	238,498	218,015	239,131
Diluted earnings per share:
Net income attributable to common stockholders	$0.17	$0.11	$0.39	$0.27
Diluted weighted average number of shares	218,906	241,435	221,058	241,589
Dividends declared per share	$0.06	$0.05	$0.11	$0.10

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$37,639	$26,738	$85,954	$66,667
Other comprehensive income:
Foreign currency translation adjustments	(8,267)	(1,588)	(2,522)	9,920
Total comprehensive income	29,372	25,150	83,432	76,587
Total comprehensive income attributable to noncontrolling interests	(580)	(643)	(855)	(1,814)
Total comprehensive income attributable to common stockholders	$28,792	$24,507	$82,577	$74,773

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$105,343	$128,569
Receivables, net	91,040	103,892
Deferred tax assets	38,161	44,316
Inventories, net	25,497	25,513
Other	22,618	25,803
Total current assets	282,659	328,093
Preneed funeral receivables, net and trust investments	1,490,823	1,478,865
Preneed cemetery receivables, net and trust investments	1,706,375	1,595,940
Cemetery property, at cost	1,493,709	1,497,703
Property and equipment, net	1,618,672	1,618,361
Goodwill	1,354,259	1,361,493
Deferred charges and other assets	421,586	430,851
Cemetery perpetual care trust investments	1,057,261	1,016,506
Total assets	$9,425,344	$9,327,812

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$334,323	$358,904
Current maturities of long-term debt	30,500	23,554
Income taxes	5,772	3,150
Total current liabilities	370,595	385,608
Long-term debt	1,869,264	1,861,116
Deferred preneed funeral revenues	559,566	575,546
Deferred preneed cemetery revenues	865,301	833,303
Deferred tax liability	432,491	405,615
Other liabilities	397,378	414,773
Deferred preneed funeral and cemetery receipts held in trust	2,496,896	2,424,356
Care trusts’ corpus	1,057,423	1,015,300
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 225,865,767 and 224,665,395 shares issued, respectively, and 214,771,352 and 222,955,853 shares outstanding, respectively	214,771	222,956
Capital in excess of par value	1,354,236	1,430,330
Accumulated deficit	(316,456)	(367,044)
Accumulated other comprehensive income	103,328	105,852
Total common stockholders’ equity	1,355,879	1,392,094
Noncontrolling interests	20,551	20,101
Total equity	1,376,430	1,412,195
Total liabilities and equity	$9,425,344	$9,327,812
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$85,954	$66,667
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	—	2,149
Depreciation and amortization	59,111	58,960
Amortization of intangible assets	12,157	12,672
Amortization of cemetery property	21,004	17,674
Amortization of loan costs	2,406	2,365
Provision for doubtful accounts	5,039	4,034
Provision for deferred income taxes	39,933	34,633
(Gains) losses on divestitures and impairment charges, net	(568)	10,263
Share-based compensation	4,969	4,542
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	7,441	6,306
Increase in other assets	(7,540)	(3,663)
Decrease in payables and other liabilities	(27,734)	(17,317)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	23,036	32,800
Decrease in deferred preneed funeral revenue	(18,805)	(34,076)
Decrease in deferred preneed funeral receipts held in trust	(15,693)	(12,679)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(60,056)	(26,247)
Increase in deferred preneed cemetery revenue	25,416	24,314
Increase (decrease) in deferred preneed cemetery receipts held in trust	4,032	(7,221)
Other	(1,719)	(646)
Net cash provided by operating activities	158,383	175,530
Cash flows from investing activities:
Capital expenditures	(52,062)	(57,075)
Acquisitions	(10,550)	(66,182)
Proceeds from divestitures and sales of property and equipment, net	7,135	10,038
Other	(4,514)	4,549
Net cash used in investing activities	(59,991)	(108,670)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,907	—
Payments of debt	(829)	(1,545)
Early extinguishment of debt	—	(28,137)
Principal payments on capital leases	(12,823)	(11,166)
Proceeds from exercise of stock options	3,793	6,862
Purchase of Company common stock	(104,700)	(55,644)
Payments of dividends	(21,959)	(21,546)
Bank overdrafts and other	1,074	4,696
Net cash used in financing activities	(122,537)	(106,480)
Effect of foreign currency on cash and cash equivalents	919	1,768
Net decrease in cash and cash equivalents	(23,226)	(37,852)
Cash and cash equivalents at beginning of period	128,569	170,846
Cash and cash equivalents at end of period	$105,343	$132,994
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948
Comprehensive income	—	—	—	64,857	9,916	1,814	76,587
Dividends declared on common stock ($.10 per share)	—	—	(23,788)	—	—	—	(23,788)
Employee share-based compensation earned	—	—	4,542	—	—	—	4,542
Stock option exercises	1,016	—	5,846	—	—	—	6,862
Restricted stock awards, net of forfeitures	539	—	(539)	—	—	—	—
Purchase of Company common stock	—	(5,455)	(50,189)	—	—	—	(55,644)
Acquisition	—	—	—	—	—	18,857	18,857
Noncontrolling interest payment	—	—	—	—	—	(568)	(568)
Other	72	1	680	—	—	—	753
Balance at June 30, 2011	$243,647	$(6,439)	$1,539,664	$(412,602)	$122,684	$20,595	$1,507,549

Balance at December 31, 2011	224,666	(1,710)	1,430,330	(367,044)	105,852	20,101	1,412,195
Comprehensive income	—	—	—	85,101	(2,524)	855	83,432
Dividends declared on common stock ($.11 per share)	—	—	(23,802)	—	—	—	(23,802)
Employee share-based compensation earned	—	—	4,969	—	—	—	4,969
Stock option exercises	635	—	3,158	—	—	—	3,793
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(9,385)	(60,802)	(34,513)	—	—	(104,700)
Noncontrolling interest payment	—	—	—	—	—	(405)	(405)
Other	82		866	—	—	—	948
Balance at June 30, 2012	$225,866	$(11,095)	$1,354,236	$(316,456)	$103,328	$20,551	$1,376,430

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
Preneed Funeral and Cemetery Receivables
We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are prior to the delivery of the related goods and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables generally have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the service or goods are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amounts, we have no risk of loss related to these receivables.
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customers exceed the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.
Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) amended the Fair Value Measurements and Disclosure (FVM&D) Topic of the Accounting Standards Codification (ASC) to expand disclosures about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used, sensitivity analysis of the inputs into the valuation, and quantitative information about those inputs. The amendment also requires that items that are not measured at fair value but for which the fair value is disclosed also disclose the level in the fair value hierarchy in which those items were categorized. We adopted the amended guidance in the first quarter of 2012 and the appropriate disclosures are contained in Notes 4, 5, and 6.
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

3. Recently Issued Accounting Standards
Goodwill Testing
In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012, and adoption is not expected to impact our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$21,921	$18,913	$44,099	$36,229
Withdrawals	24,179	29,187	55,091	52,945
Purchases of available-for-sale securities	83,211	163,234	271,270	246,991
Sales of available-for-sale securities	86,897	224,805	271,799	334,512
Realized gains from sales of available-for-sale securities	9,754	25,388	35,765	38,265
Realized losses from sales of available-for-sale securities	(4,412)	(7,595)	(14,160)	(11,629)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$927,647	$892,685
Cash and cash equivalents	90,125	101,111
Insurance-backed fixed income securities	271,573	277,650
Trust investments	1,289,345	1,271,446
Receivables from customers	243,978	246,601
Unearned finance charge	(8,403)	(5,425)
	1,524,920	1,512,622
Allowance for cancellation	(34,097)	(33,757)
Preneed funeral receivables, net and trust investments	$1,490,823	$1,478,865
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at June 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	June 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$100,936	$5,216	$(1,593)	$104,559
Canadian government	2	111,163	661	(24)	111,800
Corporate	2	52,932	1,816	(831)	53,917
Residential mortgage-backed	2	3,440	67	(4)	3,503
Asset-backed	2	127	4	—	131
Equity securities:
Preferred stock	2	2,573	87	(166)	2,494
Common stock:
United States	1	220,714	37,656	(12,957)	245,413
Canada	1	23,450	1,799	(2,237)	23,012
Other international	1	17,198	1,231	(955)	17,474
Mutual funds:
Equity	1	148,209	3,396	(14,893)	136,712
Fixed income	1	217,660	6,360	(12,656)	211,364
Private equity	3	37,641	213	(21,495)	16,359
Other	3	476	433	—	909
Trust investments		$936,519	$58,939	$(67,811)	$927,647

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$77,299	$4,565	$(373)	$81,491
Canadian government	2	114,586	838	(109)	115,315
Corporate	2	49,210	1,849	(770)	50,289
Residential mortgage-backed	2	3,292	71	(34)	3,329
Asset-backed	2	126	6	—	132
Equity securities:
Preferred stock	2	2,041	50	(153)	1,938
Common stock:
United States	1	258,738	40,992	(22,715)	277,015
Canada	1	23,986	2,511	(1,771)	24,726
Other international	1	18,954	1,045	(1,296)	18,703
Mutual funds:
Equity	1	134,383	2,384	(18,982)	117,785
Fixed income	1	193,134	5,044	(13,114)	185,064
Private equity	3	35,017	218	(19,249)	15,986
Other	3	484	428	—	912
Trust investments		$911,250	$60,001	$(78,566)	$892,685
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2012, our unfunded commitment for our private equity and other investments was $13.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fair value, beginning balance	$16,603	$25,370	$16,898	$21,359
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(284)	2,894	(1,584)	6,756
Net realized losses included in Other (expense) income, net(2)	(6)	(52)	(16)	(59)
Sales	—	—	(9)	(186)
Contributions	1,281	1,296	2,559	1,782
Distributions and other	(326)	(477)	(580)	(621)
Fair value, ending balance	$17,268	$29,031	$17,268	$29,031

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

Maturity dates of our fixed income securities range from 2012 to 2053. Maturities of fixed income securities, excluding mutual funds, at June 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$129,175
Due in one to five years	57,429
Due in five to ten years	51,367
Thereafter	35,939
$273,910
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $9.3 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $19.2 million and $18.7 million for the six months ended June 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended June 30, 2012 and 2011, we recorded a $0.2 million and a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the six months ended June 30, 2012 and 2011, we recorded a $0.6 million and a $3.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of June 30, 2012 and December 31, 2011, respectively, are shown in the following tables:

	June 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$30,024	$(1,338)	$7,699	$(255)	$37,723	$(1,593)
Canadian government	6,136	(24)	—	—	6,136	(24)
Corporate	13,763	(633)	2,847	(198)	16,610	(831)
Residential mortgage-backed	975	(4)	—	—	975	(4)
Equity securities:
Preferred stock	1,244	(110)	173	(56)	1,417	(166)
Common stock:
United States	67,570	(8,532)	11,478	(4,425)	79,048	(12,957)
Canada	11,400	(1,855)	729	(382)	12,129	(2,237)
Other international	5,817	(510)	1,926	(445)	7,743	(955)
Mutual funds:
Equity	87,835	(5,810)	22,221	(9,083)	110,056	(14,893)
Fixed income	84,624	(4,955)	11,372	(7,701)	95,996	(12,656)
Private equity	636	(2,079)	15,343	(19,416)	15,979	(21,495)
Total temporarily impaired securities	$310,024	$(25,850)	$73,788	$(41,961)	$383,812	$(67,811)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,977	$(90)	$8,709	$(283)	$15,686	$(373)
Canadian government	9,597	(109)	—	—	9,597	(109)
Corporate	17,328	(692)	662	(78)	17,990	(770)
Residential mortgage-backed	600	(4)	295	(30)	895	(34)
Equity securities:
Preferred stock	1,244	(153)	—	—	1,244	(153)
Common stock:
United States	84,450	(18,120)	14,924	(4,595)	99,374	(22,715)
Canada	8,448	(1,491)	513	(280)	8,961	(1,771)
Other international	7,263	(615)	2,403	(681)	9,666	(1,296)
Mutual funds:
Equity	76,559	(9,173)	26,053	(9,809)	102,612	(18,982)
Fixed income	68,378	(5,500)	9,314	(7,614)	77,692	(13,114)
Private equity	1,977	(3,499)	13,502	(15,750)	15,479	(19,249)
Total temporarily impaired securities	$282,821	$(39,446)	$76,375	$(39,120)	$359,196	$(78,566)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$25,512	$26,404	$50,707	$50,496
Withdrawals	22,630	28,583	47,363	58,527
Purchases of available-for-sale securities	58,981	189,112	329,064	322,677
Sales of available-for-sale securities	61,270	194,996	316,687	328,551
Realized gains from sales of available-for-sale securities	8,610	24,244	47,882	41,091
Realized losses from sales of available-for-sale securities	(4,296)	(5,615)	(18,066)	(11,236)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$1,112,576	$1,051,464
Cash and cash equivalents	98,252	104,554
Insurance-backed fixed income securities	14	5
Trust investments	1,210,842	1,156,023
Receivables from customers	573,890	517,917
Unearned finance charges	(31,714)	(33,766)
	1,753,018	1,640,174
Allowance for cancellation	(46,643)	(44,234)
Preneed cemetery receivables, net and trust investments	$1,706,375	$1,595,940
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at June 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$94,871	$7,741	$(1,801)	$100,811
Canadian government	2	16,565	426	(23)	16,968
Corporate	2	44,554	1,743	(1,133)	45,164
Residential mortgage-backed	2	169	4	—	173
Equity securities:
Preferred stock	2	4,161	123	(306)	3,978
Common stock:
United States	1	346,318	71,597	(18,610)	399,305
Canada	1	16,448	3,554	(1,982)	18,020
Other international	1	28,225	2,467	(1,418)	29,274
Mutual funds:
Equity	1	240,153	3,254	(19,714)	223,693
Fixed income	1	267,468	13,289	(21,796)	258,961
Private equity	3	33,546	53	(17,803)	15,796
Other	3	302	131	—	433
Trust investments		$1,092,780	$104,382	$(84,586)	$1,112,576

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,022	$6,438	$(313)	$57,147
Canadian government	2	16,566	381	(24)	16,923
Corporate	2	42,803	2,033	(961)	43,875
Residential mortgage-backed	2	167	5	(2)	170
Equity securities:
Preferred stock	2	3,365	86	(270)	3,181
Common stock:
United States	1	408,075	71,138	(30,454)	448,759
Canada	1	18,289	2,547	(1,780)	19,056
Other international	1	30,501	1,843	(1,536)	30,808
Mutual funds:
Equity	1	197,523	3,317	(24,911)	175,929
Fixed income	1	248,529	11,670	(20,238)	239,961
Private equity	3	30,783	53	(15,617)	15,219
Other	3	306	130	—	436
Trust investments		$1,047,929	$99,641	$(96,106)	$1,051,464
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2012, our unfunded commitment for our private equity and other investments was $13.7 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fair value, beginning balance	$15,378	$10,664	$15,655	$6,251
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(132)	2,860	(1,477)	6,985
Net realized losses included in Other (expense) income, net(2)	(7)	(57)	(19)	(65)
Contributions	1,360	1,349	2,716	1,852
Distributions and other	(370)	(142)	(646)	(349)
Fair value, ending balance	$16,229	$14,674	$16,229	$14,674

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

Maturity dates of our fixed income securities range from 2012 to 2041. Maturities of fixed income securities, excluding mutual funds, at June 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$11,074
Due in one to five years	54,182
Due in five to ten years	48,161
Thereafter	49,699
$163,116
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $5.8 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $13.3 million and $11.1 million for the six months ended June 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended June 30, 2012 and 2011, we recorded a $0.3 million and a $0.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the six months ended June 30, 2012 and 2011, we recorded a $0.6 million and a $1.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of June 30, 2012 are shown in the following tables:

	June 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$42,821	$(1,554)	$2,261	$(247)	$45,082	$(1,801)
Canadian government	3,525	(23)	—	—	3,525	(23)
Corporate	20,662	(868)	1,738	(265)	22,400	(1,133)
Equity securities:
Preferred stock	1,941	(245)	121	(61)	2,062	(306)
Common stock:
United States	88,067	(12,420)	15,799	(6,190)	103,866	(18,610)
Canada	5,432	(888)	1,211	(1,094)	6,643	(1,982)
Other international	8,840	(849)	2,509	(569)	11,349	(1,418)
Mutual funds:
Equity	133,077	(7,032)	35,735	(12,682)	168,812	(19,714)
Fixed income	76,727	(7,352)	11,827	(14,444)	88,554	(21,796)
Private equity	3	(1)	15,252	(17,802)	15,255	(17,803)
Total temporarily impaired securities	$381,095	$(31,232)	$86,453	$(53,354)	$467,548	$(84,586)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,736	$(51)	$3,038	$(262)	$4,774	$(313)
Canadian government	4,024	(24)	—	—	4,024	(24)
Corporate	15,044	(850)	1,747	(111)	16,791	(961)
Residential mortgage-backed	2	(1)	15	(1)	17	(2)
Equity securities:
Preferred stock	1,583	(270)	—	—	1,583	(270)
Common stock:
United States	123,849	(26,401)	17,085	(4,053)	140,934	(30,454)
Canada	7,694	(1,260)	366	(520)	8,060	(1,780)
Other international	8,654	(629)	3,772	(907)	12,426	(1,536)
Mutual funds:
Equity	115,725	(11,222)	36,398	(13,689)	152,123	(24,911)
Fixed income	48,950	(7,686)	9,367	(12,552)	58,317	(20,238)
Private equity	466	(254)	14,213	(15,363)	14,679	(15,617)
Total temporarily impaired securities	$327,727	$(48,648)	$86,001	$(47,458)	$413,728	$(96,106)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$5,821	$6,514	$12,365	$12,303
Withdrawals	5,931	9,442	14,183	17,829
Purchases of available-for-sale securities	31,884	122,955	102,011	326,041
Sales of available-for-sale securities	20,491	70,344	73,377	338,010
Realized gains from sales of available-for-sale securities	2,032	5,879	4,194	27,120
Realized losses from sales of available-for-sale securities	(1,702)	(2,081)	(3,917)	(12,742)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$1,010,257	$952,573
Cash and cash equivalents	47,004	63,933
Cemetery perpetual care trust investments	$1,057,261	$1,016,506
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at June 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$787	$45	$(1)	$831
Canadian government	2	28,991	768	(43)	29,716
Corporate	2	20,992	522	(97)	21,417
Residential mortgage-backed	2	1,723	48	(1)	1,770
Asset-backed	2	161	8	—	169
Equity securities:
Preferred stock	2	6,066	2	(970)	5,098
Common stock:
United States	1	158,128	19,512	(5,674)	171,966
Canada	1	11,151	1,472	(2,360)	10,263
Other international	1	17,619	940	(575)	17,984
Mutual funds:
Equity	1	18,283	1,982	(282)	19,983
Fixed income	1	671,792	44,098	(3,753)	712,137
Private equity	3	24,673	369	(13,433)	11,609
Other	3	8,288	1,089	(2,063)	7,314
Cemetery perpetual care trust investments		$968,654	$70,855	$(29,252)	$1,010,257

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$981	$39	$—	$1,020
Canadian government	2	29,015	686	(43)	29,658
Corporate	2	21,197	528	(134)	21,591
Residential mortgage-backed	2	1,662	53	(13)	1,702
Asset-backed	2	83	2	(1)	84
Equity securities:
Preferred stock	2	6,475	18	(1,146)	5,347
Common stock:
United States	1	141,880	14,443	(9,113)	147,210
Canada	1	13,374	1,483	(1,423)	13,434
Other international	1	16,836	1,314	(1,421)	16,729
Mutual funds:
Equity	1	21,801	1,598	(579)	22,820
Fixed income	1	654,883	29,758	(9,402)	675,239
Private equity	3	23,212	374	(12,737)	10,849
Other	3	8,018	850	(1,978)	6,890
Cemetery perpetual care trust investments		$939,417	$51,146	$(37,990)	$952,573

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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2012, our unfunded commitment for our private equity and other investments was $6.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fair value, beginning balance	$19,251	$20,259	$17,739	$17,089
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(184)	1,791	655	7,902
Net realized losses included in Other (expense) income, net(2)	(31)	(164)	(88)	(191)
Sales	—	—	(26)	(44)
Contributions	1,389	96	2,779	97
Distributions and other	(1,502)	(2,927)	(2,136)	(5,798)
Fair value, ending balance	$18,923	$19,055	$18,923	$19,055

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

Maturity dates of our fixed income securities range from 2012 to 2041. Maturities of fixed income securities at June 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$10,011
Due in one to five years	18,135
Due in five to ten years	24,353
Thereafter	1,404
$53,903
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these trust investments were $10.1 million and $12.8 million for the three months ended June 30, 2012 and 2011, respectively. Recognized earnings related to these trust investments were $19.1 million and $22.0 million for the six months ended June 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended June 30, 2012 and 2011, we recorded a $0.3 million and a $0.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the six months ended June 30, 2012 and 2011, we recorded a $0.3 million and a $0.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values and the duration of unrealized losses, are shown in the following tables.

	June 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$288	$(1)	$—	$—	$288	$(1)
Canadian government	6,539	(43)	—	—	6,539	(43)
Corporate	10,744	(88)	637	(9)	11,381	(97)
Residential mortgage-backed	140	(1)	—	—	140	(1)
Equity securities:
Preferred stock	3,923	(660)	560	(310)	4,483	(970)
Common stock:
United States	36,017	(3,169)	11,061	(2,505)	47,078	(5,674)
Canada	3,479	(1,434)	1,048	(926)	4,527	(2,360)
Other international	6,401	(557)	715	(18)	7,116	(575)
Mutual funds:
Equity	2,621	(72)	2,181	(210)	4,802	(282)
Fixed income	8,396	(44)	114,246	(3,709)	122,642	(3,753)
Private equity	1	(2)	11,208	(13,431)	11,209	(13,433)
Other	—	—	5,985	(2,063)	5,985	(2,063)
Total temporarily impaired securities	$78,549	$(6,071)	$147,641	$(23,181)	$226,190	$(29,252)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$7,057	$(43)	$—	$—	$7,057	$(43)
Corporate	3,854	(73)	1,456	(61)	5,310	(134)
Residential mortgage-backed	58	(1)	127	(12)	185	(13)
Asset-backed	51	(1)	—	—	51	(1)
Equity securities:
Preferred stock	4,393	(1,116)	21	(30)	4,414	(1,146)
Common stock:
United States	39,716	(5,459)	9,055	(3,654)	48,771	(9,113)
Canada	4,402	(772)	565	(651)	4,967	(1,423)
Other international	5,738	(1,226)	104	(195)	5,842	(1,421)
Mutual funds:
Equity	9,852	(564)	2,717	(15)	12,569	(579)
Fixed income	144,350	(5,498)	51,301	(3,904)	195,651	(9,402)
Private equity	254	(324)	10,189	(12,413)	10,443	(12,737)
Other	140	(181)	5,660	(1,797)	5,800	(1,978)
Total temporarily impaired securities	$219,865	$(15,258)	$81,195	$(22,732)	$301,060	$(37,990)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 are detailed below.

	June 30, 2012			December 31, 2011
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,289,345	$1,210,842	$2,500,187	$1,271,446	$1,156,023	$2,427,469
Accrued trust operating payables and other	(1,461)	(1,830)	(3,291)	(1,261)	(1,852)	(3,113)
Deferred preneed funeral and cemetery receipts held in trust	$1,287,884	$1,209,012	$2,496,896	$1,270,185	$1,154,171	$2,424,356
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 are detailed below.

	June 30, 2012	December 31, 2011
	(In thousands)
Cemetery perpetual care trust investments	$1,057,261	$1,016,506
Accrued trust operating payables and other	162	(1,206)
Care trusts’ corpus	$1,057,423	$1,015,300
Other (Expense) Income, Net
The components of Other (expense) income, net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,754	$8,610	$2,032	$—	$20,396
Realized losses	(4,412)	(4,296)	(1,702)	—	(10,410)
Impairment charges	(230)	(287)	(253)	—	(770)
Interest, dividend, and other ordinary income	6,551	3,785	8,334	—	18,670
Trust expenses and income taxes	(2,379)	(3,066)	477	—	(4,968)
Net trust investment income	9,284	4,746	8,888	—	22,918
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(9,284)	(4,746)	(8,888)	—	(22,918)
Other (expense) income, net	—	—	—	(2,221)	(2,221)
Total other income, net	$—	$—	$—	$(2,221)	$(2,221)

	Six Months Ended June 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$35,765	$47,882	$4,194	$—	$87,841
Realized losses	(14,160)	(18,066)	(3,917)	—	(36,143)
Impairment charges	(574)	(592)	(254)	—	(1,420)
Interest, dividend, and other ordinary income	8,751	6,061	14,057	—	28,869
Trust expenses and income taxes	(4,948)	(6,251)	92	—	(11,107)
Net trust investment income	24,834	29,034	14,172	—	68,040
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(24,834)	(29,034)	(14,172)	—	(68,040)
Other (expense) income, net	—	—	—	1,684	1,684
Total other income, net	$—	$—	$—	$1,684	$1,684

	Three Months Ended June 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$25,388	$24,244	$5,879	$—	$55,511
Realized losses	(7,595)	(5,615)	(2,081)	—	(15,291)
Impairment charges	(142)	(218)	(14)	—	(374)
Interest, dividend, and other ordinary income	7,752	7,419	11,410	—	26,581
Trust expenses and income taxes	(1,483)	(2,511)	(510)	—	(4,504)
Net trust investment income	23,920	23,319	14,684	—	61,923
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(23,920)	(23,319)	(14,684)	—	(61,923)
Other (expense) income, net	—	—	—	46	46
Total other income, net	$—	$—	$—	$46	$46

	Six Months Ended June 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$38,265	$41,091	$27,120	$—	$106,476
Realized losses	(11,629)	(11,236)	(12,742)	—	(35,607)
Impairment charges	(3,288)	(1,196)	(311)	—	(4,795)
Interest, dividend, and other ordinary income	11,174	12,328	19,590	—	43,092
Trust expenses and income taxes	(2,866)	(4,266)	(2,106)	—	(9,238)
Net trust investment income	31,656	36,721	31,551	—	99,928
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(31,656)	(36,721)	(31,551)	—	(99,928)
Other (expense) income, net	—	—	—	720	720
Total other income, net	$—	$—	$—	$720	$720

8. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 40.8% and 40.4% for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 36.3% and 38.7% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the six months ended is primarily due to the benefits associated with the closure of a tax audit discussed below which is partially offset by an increase in Canadian income tax expense from the finalization of our 2011 Canadian income tax returns.
Internal Revenue Service Settlement
Our affiliate SCI Funeral and Cemetery Purchasing Cooperative ("COOP"), is a corporation taxed under subchapter T of the United States Internal Revenue code, the operation of which has resulted in the deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the COOP's 2003 - 2005 federal income tax returns, proposed adjustments that would accelerate amounts that the Company had previously deferred and would result in the payment of interest on those deferred tax payments. We reached a partial settlement with the IRS in the first quarter of 2012 and as a result the Company made a payment of $6.6 million which reduced our tax expense by $3.1 million for the six months ended June 30, 2012 for adjustments to our "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, and other tax matters.
Unrecognized Tax Benefits
As of June 30, 2012, the gross amount of our unrecognized tax benefits was $146.9 million and the gross amount of our accrued interest was $40.0 million. During the six months ended June 30, 2012, our unrecognized tax benefit and gross accrued interest decreased by $9.4 million and $1.8 million respectively, due primarily to the conclusion of the IRS audit described above.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 2003 - 2005 remain under review at the IRS Appeals level and SCI and Subsidiaries' tax years 1999 - 2002 remain under review at the IRS Examination level. Various state and foreign jurisdictions are auditing years through 2009. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,757
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	72,000	65,000
Obligations under capital leases	162,061	124,330
Mortgage notes and other debt, maturities through 2047	6,007	35,937
Unamortized pricing discounts and other	(4,595)	(4,888)
Total debt	1,899,764	1,884,670
Less current maturities	(30,500)	(23,554)
Total long-term debt	$1,869,264	$1,861,116
Current maturities of debt at June 30, 2012 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.59% at June 30, 2012 and 6.69% at December 31, 2011. Approximately 88% and 89% of our total debt had a fixed interest rate at June 30, 2012 and December 31, 2011, respectively.
Bank Credit Facility
The company has a $500 million bank credit facility due March 2016 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of June 30, 2012, we have $72.0 million outstanding cash advances under our bank credit facility and have used it to support $32.4 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% for the second quarter. As of June 30, 2012, we have $395.6 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the first half of 2012, we paid an aggregate of $12.8 million to retire capital lease obligations with no associated gain or loss recognized on early extinguishment of this debt.
During the first half of 2011, we paid $11.2 million to retire capital lease obligations and $28.1 million to retire $15.6 million aggregate principal amount of our 6.75% Senior Notes due April 2015, $7.0 million aggregate principal amount of our 6.75%

Senior Notes due April 2016, and $3.7 million aggregate principal amount of our 7.875% Debentures due February 2013. Certain of the above transactions resulted in the recognition of a loss of $2.1 million recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the six months ended June 30, 2012 and 2011, we acquired $51.0 million and $19.1 million, respectively, of primarily transportation equipment capital leases.

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
The fair value of our debt instruments at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,939	$4,971
7.375% Senior Notes due October 2014	196,051	196,954
6.75% Senior Notes due April 2015	147,382	150,083
6.75% Senior Notes due April 2016	215,141	216,375
7.0% Senior Notes due June 2017	328,188	323,025
7.625% Senior Notes due October 2018	283,750	276,875
7.0% Senior Notes due May 2019	269,375	262,500
8.0% Senior Notes due November 2021	172,875	167,550
7.5% Senior Notes due April 2027	204,000	195,750
Bank credit facility due March 2016	72,000	65,000
Mortgage notes and other debt, maturities through 2047	6,007	36,340
Total fair value of debt instruments	$1,899,708	$1,895,423
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2012:

Six Months Ended
Assumptions	June 30, 2012
Dividend yield	1.8%
Expected volatility	40.8%
Risk-free interest rate	0.8%
Expected holding period (in years)	5.0

Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2012:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	13,404,216	$7.88
Granted	2,035,400	11.17
Exercised	(634,968)	5.97
Outstanding at June 30, 2012	14,804,648	$8.42
Exercisable at June 30, 2012	10,433,476	$7.83
As of June 30, 2012, the unrecognized compensation expense related to stock options of $10.6 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Shares
Restricted share activity for the six months ended June 30, 2012 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2011	1,165,170	$7.53
Granted	483,170	11.18
Vested	(520,161)	6.05
Nonvested restricted shares at June 30, 2012	1,128,179	$9.78
As of June 30, 2012, the unrecognized compensation expense related to restricted shares of $8.2 million is expected to be recognized over a weighted average period of 1.5 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	(2,524)	—	(2,524)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	34,036	34,036
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(34,036)	(34,036)
Balance at June 30, 2012	$103,328	$—	$103,328
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On May 9, 2012, our Board of Directors approved a cash dividend of $.06 per common share. At June 30, 2012, this dividend totaling $12.9 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on July 31, 2012.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30,

2012, we repurchased 9,211,638 shares of common stock at an aggregate cost of $102.8 million, which is an average cost per share of $11.16. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $117.2 million at June 30, 2012.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2012	$396,421	$200,951	$597,372
2011	$385,924	$190,850	$576,774
Gross profits:
2012	$81,687	$46,502	$128,189
2011	$75,450	$39,573	$115,023
Six Months Ended June 30,
Revenues from external customers:
2012	$820,702	$379,176	$1,199,878
2011	$794,359	$362,114	$1,156,473
Gross profits:
2012	$181,711	$74,045	$255,756
2011	$174,805	$66,664	$241,469
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gross profits from reportable segments	$128,189	$115,023	$255,756	$241,469
General and administrative expenses	(29,558)	(24,685)	(55,517)	(53,518)
Gains (losses) on divestitures and impairment charges, net	1,058	(9,843)	568	(10,263)
Operating income	99,689	80,495	200,807	177,688
Interest expense	(33,894)	(33,879)	(67,482)	(67,438)
Losses on early extinguishment of debt, net	—	(1,835)	—	(2,149)
Other (expense) income, net	(2,221)	46	1,684	720
Income before income taxes	$63,574	$44,827	$135,009	$108,821
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2012	$544,352	$51,590	$1,430	$597,372
2011	$526,098	$48,963	$1,713	$576,774
Six Months Ended June 30,
Revenues from external customers:
2012	$1,091,528	$105,131	$3,219	$1,199,878
2011	$1,050,994	$101,882	$3,597	$1,156,473

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$131,369	$124,877	$271,602	$257,140
Cemetery	143,999	134,073	265,833	248,994
Total merchandise revenues	275,368	258,950	537,435	506,134
Services revenues:
Funeral	238,876	235,607	498,574	491,892
Cemetery	48,831	50,454	98,502	99,676
Total services revenues	287,707	286,061	597,076	591,568
Other revenues	34,297	31,763	65,367	58,771
Total revenues	$597,372	$576,774	$1,199,878	$1,156,473
Merchandise costs and expenses:
Funeral	$64,593	$63,369	$136,820	$133,383
Cemetery	60,895	56,668	116,581	110,233
Total cost of merchandise	125,488	120,037	253,401	243,616
Services costs and expenses:
Funeral	128,809	125,902	255,967	243,840
Cemetery	24,737	25,441	50,558	49,940
Total cost of services	153,546	151,343	306,525	293,780
Overhead and other expenses	190,149	190,371	384,196	377,608
Total costs and expenses	$469,183	$461,751	$944,122	$915,004

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2012 and December 31, 2011, we have self-insurance reserves of $52.2 million and $52.7 million, respectively.
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
Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Garcia, Sands, Zinn, Baio and Schwartz lawsuits described in the following paragraphs.
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
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial operations and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding improper burial practices pertaining to the period from February 1985 to September 2009. This case is scheduled for trial in October 2012. Pursuant to a court order, the Company will be purportedly precluded from making certain arguments that challenge the sufficiency of plaintiff's physical evidence. We cannot quantify our ultimate liability, if any, for the payment of any damages.
David Zinn and Michael Graff, individually and on behalf of all others similarly situated v. Service Corporation International, et al.; Case No. 502012CA006536MB, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80437-KLR. This case was originally filed by counsel for plaintiffs in the preceding Sands case on April 5, 2012 regarding our Star of David Memorial Gardens Cemetery and Funeral Chapel & Bailey Memorial Gardens located in North Lauderdale, Florida. The plaintiffs seek to certify a class of cemetery plot owners and their families. The plaintiffs allege the cemetery engaged in wrongful burial operations and did not disclose them to customers. The plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. Pursuant to our motion to dismiss, the plaintiffs dismissed this case in July 2012; however, similar claims are being made in the new case of Schwartz set forth below.
Michele Baio, individually and on behalf of all others similarly situated v. Beth David Memorial Gardens, Inc. et al.; Case No. 502012CA006532MB, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80435-KLR. This case was originally filed by counsel for plaintiffs in the preceding Sands and Zinn cases on April 5, 2012 regarding the Beth David Memorial Gardens and Chapel located in Hollywood, Florida. Although we acquired the cemetery in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third party shortly after closing on the Alderwoods acquisition. The plaintiff seeks to certify a class of cemetery plot owners and their families. The plaintiff alleges the cemetery engaged in wrongful burial operations and did not disclose them to customers. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. Pursuant to our motion to dismiss, the plaintiff dismissed this case in July 2012; however, similar claims are being made in the new case of Schwartz set forth below.
Barbara Schwartz et al., individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA013207AB; in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This case was filed by counsel for plaintiffs in the preceding Sands, Zinn and Baio cases in July 2012 regarding (i) our Star of David Memorial Gardens Cemetery and Funeral Chapel & Baily Memorial Gardens located in North Lauderdale, Florida, and (ii) the Beth David Memorial Gardens and Chapel located in Hollywood, Florida (“Beth David”). Although we acquired Beth David in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third party shortly after closing on the Alderwoods acquisition. The defendants in the case include a Company subsidiary, a third party and others. The plaintiffs seek to certify a class of cemetery plot owners and their families who are Florida citizens. The plaintiffs allege the cemeteries engaged in wrongful burial operations and did not disclose them to customers. The plaintiffs seek actual damages as well as the appointment of a receiver to oversee cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; in the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc. employees in December 2006 and was originally brought under the Fair Labor Standards Act (“FLSA”) and various state laws on behalf of all Alderwoods and SCI-affiliated employees who performed work for which they allegedly were not fully compensated, including work for which overtime pay was owed. Although the court initially conditionally certified an FLSA class of claims as to certain job positions for Alderwoods employees, the court granted our motion to decertify the class on September 9, 2011, and dismissed the claims of all collective members except two named plaintiffs. Of the two remaining plaintiffs, one has dismissed her claims with prejudice. The other plaintiff continues to assert her individual claims under the FLSA for alleged failure to maintain proper records and to pay overtime. She also seeks injunctive relief, unpaid wages, liquidated, compensatory, consequential and punitive damages, attorneys’ fees and costs, and pre- and post-judgment interest. We cannot quantify our ultimate liability, if any, in this lawsuit.
 Bryant, et al. v. Alderwoods Group, Inc., Service Corporation International, et al.; Case No. 3:07-CV-5696-SI; in the U.S. District Court for the Northern District of California. This lawsuit was filed on November 8, 2007 against SCI and various subsidiaries and individuals. It is related to the Wage and Hour Lawsuit, raising similar claims and brought by the same attorneys. This lawsuit was transferred to the U.S. District Court for the Western District of Pennsylvania and was consolidated with the Wage and Hour Lawsuit. This case has been terminated pursuant to the dismissal of the Wage and Hour Lawsuit as discussed above, and this case will not be described in our future reports.
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases and dismissed the Helm case. The Helm plaintiff is appealing the court's order decertifying her claims. The individual claims in the Bryant case are still pending. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made a large number of demands for arbitration. We cannot quantify our ultimate liability, if any, in these lawsuits.
Stickle, et al. v. Service Corporation International, et al.; Case No. 08-CV-83; in the U.S. District Court for Arizona, Phoenix Division. Counsel for plaintiffs in the Wage and Hour Lawsuit filed this case on January 17, 2008, against SCI and various related entities and individuals asserting FLSA and other ancillary claims based on the alleged failure to pay for overtime. In September 2009, the Court conditionally certified a class of claims as to certain job positions of SCI affiliated employees. On April 20, 2011, the court granted our motion to decertify the class. Since the court has decertified the class, we do not consider this case to be material and this case will not be described in our future reports.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$37,076	$26,093	$85,101	$64,857
After tax interest on convertible debt	13	13	26	25
Net income — diluted	$37,089	$26,106	$85,127	$64,882
Weighted average shares (denominator):
Weighted average shares — basic	215,898	238,498	218,015	239,131
Stock options	2,887	2,816	2,922	2,337
Convertible debt	121	121	121	121
Weighted average shares — diluted	218,906	241,435	221,058	241,589
Net income per share:
Basic	$0.17	$0.11	$0.39	$0.27
Diluted	$0.17	$0.11	$0.39	$0.27
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended June 30, 2012 and June 30, 2011, total options and convertible debentures not currently included in the computation of dilutive EPS were 4.3 million and 3.1 million, respectively. For the six months ended June 30, 2012 and June 30, 2011, total options and convertible debentures not currently included in the computation of dilutive EPS were 3.8 million and 5.4 million, respectively.

17. Acquisitions
Neptune
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune) on June 3, 2011 for $44 million. Neptune is the nation's largest direct cremation organization which had a network of 30 locations in nine states at acquisition. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition, we will be expanding the footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. We have completed our evaluation of purchase price allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2012, we operated 1,425 funeral service locations and 373 cemeteries (including 215 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.1 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2012, which is the result of preneed funeral and cemetery sales. We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $117.0 million authorized to repurchase our common stock.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $158.4 million in the first half of 2012. In addition, we have $395.6 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2012 we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2012 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.15
Interest coverage ratio	3.00 (Min)	4.55
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
Beginning in November 2007, we began to pay quarterly dividends of $0.04 per common share. On February 9, 2011, our Board of Directors approved the payment of a quarterly dividend of $0.05 per share and on February 8, 2012, approved a quarterly dividend of $0.06 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Currently, we have approximately $117.0 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $17.1 million to $158.4 million in the first half of 2012 from $175.5 million in the first half of 2011. This decrease was primarily due to lower net trust withdrawals of $7.2 million and net cash tax payments of $14.8 million, which includes $6.6 million in partial settlement of certain IRS audit matters from prior periods, for which the company estimates additional payments of approximately $25.0 million during the remainder of 2012. During the first half of 2012 we also experienced a decrease of $7.9 million in cash receipts from customers along with higher annual and long-term incentive compensation payments of $5.3 million resulting from improved financial performance and total shareholder return. These decreases were partially offset by an decrease in vendor payments of $18.1 million.

Investing Activities
Cash flows from investing activities used $60.0 million in the first half of 2012 compared to using $108.7 million in the same period of 2011. This decrease was primarily attributable to a decrease of $55.6 million in cash spent on acquisitions (primarily the Neptune acquisition in 2011) and a $5.0 million decrease in capital expenditures, partially offset by a $9.1 million increase in net deposits of restricted funds and a $2.9 million decrease in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $122.5 million in the first half of 2012 compared to using $106.5 million in the same period of 2011. This increase was primarily driven by a $49.1 million increase in the repurchases of Company common stock, a $3.1 million decrease of proceeds from exercise of stock options, and a $3.6 million decrease in bank overdrafts and other, partially offset by a $28.9 million decrease in debt payments and a $12.9 million increase in proceeds from the issuance of long-term debt (net of debt issuance costs).
We repurchased 9.4 million shares in the first half of 2012 for $104.7 million and 5.5 million shares in the same period of 2011 for $55.6 million.
We paid cash dividends of $22.0 million in the first half of 2012 and $21.5 million in the same period of 2011.
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

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Preneed funeral	$110.5	$116.6
Preneed cemetery:
Merchandise and services	114.2	116.6
Pre-construction	5.0	6.3
Bonds supporting preneed funeral and cemetery obligations	229.7	239.5
Other bonds	21.1	17.6
Total surety bonds outstanding	$250.8	$257.1
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2012 and 2011, we had $5.3 million and $5.1 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2012 and 2011, we had $10.1 million and $9.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2012 and 2011.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production (1)	$31.7	$25.9	$69.4	$48.8
Sales production (number of contracts) (1)	14,361	5,761	28,438	10,963
Maturities (1)	$43.2	$44.9	$99.3	$93.1
Maturities (number of contracts) (1)	13,204	9,935	27,440	20,719
Cemetery:
Sales production:
Preneed	$139.9	$123.5	$264.4	$233.8
Atneed	59.6	59.2	119.0	120.9
Total sales production	$199.5	$182.7	$383.4	$354.7
Sales production deferred to backlog:
Preneed	$55.6	$51.8	$110.8	$97.7
Atneed	44.5	45.1	89.9	92.1
Total sales production deferred to backlog	$100.1	$96.9	$200.7	$189.8
Revenue recognized from backlog:
Preneed	$43.0	$35.5	$75.3	$69.5
Atneed	44.0	47.0	88.0	91.4
Total revenue recognized from backlog	$87.0	$82.5	$163.3	$160.9
(1) The increase in sales production and maturities in 2012 is the result of our acquisition of Neptune Cremation Society, which has a lower average selling price per contract.
Insurance-Funded Preneed Funeral Contracts: Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. As the insurance contract is between the insurance company and the customer, we do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our unaudited condensed consolidated balance sheet.
The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2012 and 2011, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$134.4	$133.2	$268.8	$235.0
Sales production (number of contracts) (1)	22,940	22,965	45,716	40,763
General Agency revenue	$24.3	$24.4	$47.6	$43.7
Maturities	$75.8	$71.1	$158.8	$147.9
Maturities (number of contracts)	13,105	13,138	27,776	27,080

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at June 30, 2012 and December 31, 2011. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2012 and December 31, 2011. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	June 30, 2012		December 31, 2011
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.56	$0.56	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.29	1.30	1.27	1.29
	$1.85	$1.86	$1.85	$1.87
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.70	$1.71	$1.70	$1.72
Backlog of insurance-funded preneed funeral revenues (1)	3.44	3.44	3.40	3.40
Total backlog of preneed funeral revenues	$5.14	$5.15	$5.10	$5.12
Preneed funeral receivables, net and trust investments	$1.49	$1.50	$1.48	$1.50
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.36	$1.37	$1.34	$1.36
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	3.44	3.44	3.40	3.40
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.80	$4.81	$4.74	$4.76
Deferred preneed cemetery revenues	$0.87	$0.87	$0.83	$0.83
Deferred preneed cemetery receipts held in trust	1.21	1.19	1.15	1.15
	$2.08	$2.06	$1.98	$1.98
Allowance for cancellation on trust investments	(0.17)	(0.17)	(0.16)	(0.16)
Total backlog of deferred cemetery revenues	$1.91	$1.89	$1.82	$1.82
Preneed cemetery receivables, net and trust investments	$1.70	$1.69	$1.60	$1.59
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.54	$1.53	$1.45	$1.44

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

The fair value of our funeral and cemetery trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.

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
As of June 30, 2012, 83% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of June 30, 2012, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended June 30, 2012, the Standard and Poor’s 500 Index increased approximately 5.4% and the Barclay’s Aggregate Index increased approximately 7.5%, while the combined SCI trusts increased approximately 3.3%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended June 30, 2012 and 2011
Management Summary
Key highlights in the second quarter of 2012 were as follows:

•
Funeral gross profits increased $6.3 million, or 8.4%, due to higher case volume related to preneed funeral production, partially offset by lower atneed revenues and higher selling-related expenses; and

•
Cemetery gross profits increased $6.9 million, or 17.4%, due to higher cemetery preneed property sales production, partially offset by higher property and selling-related expenses and lower atneed revenues.

Results of Operations
In the second quarter of 2012, we reported net income attributable to common stockholders of $37.1 million ($.17 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2011 of $26.1 million ($0.11 per diluted share). These results were impacted by the following items:

	2012	2011
	(Dollars in thousands)
Net after-tax gains (losses) from the sale of assets	$49	$(6,832)
After-tax losses from the early extinguishment of debt, net	$—	$(1,132)
After-tax expenses related to system and process transition costs	$(1,403)	$(410)
Change in certain tax reserves and other	$(1,435)	$(809)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2012 and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2011 and ending June 30, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended June 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$395.0	$20.8	$0.5	$373.7
Cemetery revenue	201.0	—	0.1	200.9
	596.0	20.8	0.6	574.6
Germany revenue	1.4	—	—	1.4
Total revenue	$597.4	$20.8	$0.6	$576.0
North America Gross Profits
Funeral gross profits	$81.1	$1.1	$(0.1)	$80.1
Cemetery gross profits	46.5	(0.2)	(0.2)	46.9
	127.6	0.9	(0.3)	127.0
Germany gross profits	0.6	—	—	0.6
Total gross profits	$128.2	$0.9	$(0.3)	$127.6

Three Months Ended June 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$384.2	$7.1	$1.8	$375.3
Cemetery revenue	190.9	—	2.1	188.8
	575.1	7.1	3.9	564.1
Germany revenue	1.7	—	—	1.7
Total revenue	$576.8	$7.1	$3.9	$565.8
North America Gross Profits
Funeral gross profits	$75.2	$0.9	$(0.5)	$74.8
Cemetery gross profits	39.6	(0.1)	0.1	39.6
	114.8	0.8	(0.4)	114.4
Germany gross profits	0.2	—	—	0.2
Total gross profits	$115.0	$0.8	$(0.4)	$114.6
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2012 and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues, including preneed merchandise sales of The Neptune Society, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	June 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$396.4	$385.9
Less: Consolidated GA revenue	24.3	24.4
Less: Other revenue	15.2	2.7
Adjusted consolidated funeral revenue	$356.9	$358.8
Consolidated funeral services performed	68,851	67,531
Consolidated average revenue per funeral service	$5,184	$5,313
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2012 and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	June 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$375.1	$377.0
Less: Comparable GA revenue	23.5	24.3
Less: Other revenue	2.9	2.5
Adjusted comparable funeral revenue	$348.7	$350.2
Comparable funeral services performed	63,595	65,493
Comparable average revenue per funeral service	$5,483	$5,347
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $396.4 million in the second quarter of 2012 compared to $385.9 million for the same period in 2011. This increase is attributable to $13.7 million of additional revenues as the result of acquisitions through 2012 and 2011. These increases were partially offset by a decline of $1.3 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011 and the $1.9 million decrease in comparable revenues described below.
Comparable revenues from funeral operations were $375.1 million in the second quarter of 2012 compared to $377.0 million for the same period in 2011. This decrease was primarily due to a decrease in the number of funeral services performed, partially offset by an higher average revenue per funeral service.
Funeral Services Performed
Our consolidated funeral services performed increased 2.0% during the second quarter of 2012 compared to the same period in 2011 primarily as the result of acquisitions in 2012 and 2011, partially offset by a 2.9% decrease in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 45.1% in the second quarter of 2012 increased from 44.3% in 2011. We continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $129, or 2.4%, in the second quarter of 2012 compared to 2011, primarily as a result of our acquisition of Neptune which has a lower average, partially offset by the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $136, or 2.5%, in the second quarter of 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 3.1%.
Funeral Gross Profits
Consolidated funeral gross profits increased $6.3 million, or 8.4%, in the second quarter of 2012 compared to the same period in 2011. This increase is primarily attributable to $0.2 million of additional gross profits related to acquisitions that occurred in 2012 and a $5.7 million increase in comparable gross profits described below.
Comparable funeral gross profits increased $5.7 million, or 7.6%, in the second quarter of 2012 compared to the same period in 2011. Comparable gross margin percentage increased from 19.9% to 21.5% in the second quarter of 2012 when compared to the same period in 2011. Despite the slight decline in overall revenues, we were able to effectively manage our costs, which led to commendable improvements in both gross profits and gross margin percentage.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $10.1 million, or 5.3%, in the second quarter of 2012 compared to the same period in 2011 primarily as a result of the increase in comparable revenues described below. This increase was partially offset by a decline of $2.0 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $12.1 million, or 6.4%, primarily as a result of higher recognized preneed revenues related to both sales of developed property and the completion of construction projects that had been sold in a previous period, but not yet recognized.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $6.9 million, or 17.4%, in the second quarter of 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $7.3 million, or 18.4%, and gross margin percentage increased from 21.0% to 23.3% in the second quarter of 2012 compared to the same period in 2011. This increase is primarily the result of the increase in preneed revenues, partially offset by higher property expenses mostly driven by higher property revenues and higher selling compensation driven by higher production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $4.9 million to $29.6 million during the second quarter of 2012 compared to $24.7 million in the same period of 2011. The prior year quarter included a $3.1 million reimbursement of legal settlements, while the current quarter reflects the impact of higher incentive compensation expenses related to total shareholder return metrics. Also included in the second quarter of 2012 are $2.2 million of costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $1.1 million net pre-tax gain on divestitures and impairment charges in the second quarter of 2012, which is associated with the divestiture of non-strategic funeral and cemetery locations in the United States and Canada. In the second quarter of 2011, we recognized a $9.8 million net pre-tax loss on divestitures and impairment charges. This loss was primarily due to the sale of underperformed locations in North America and losses on indemnification reserves.
Losses on Early Extinguishment of Debt, Net
     During the second quarter of 2011, we purchased $21.4 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $1.8 million, which represents the write-off of unamortized deferred loan costs of $0.2 million and $1.6 million cost to early extinguish debt.
Other (Expense) Income, Net
Other (expense) income, net decreased $2.3 million to a $2.2 million expense during the second quarter of 2012, primarily due to an unfavorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.8% and 40.4% for the three months ended June 30, 2012 and 2011, respectively.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 218.9 million during the second quarter of 2012, compared to 241.4 million in the same period of 2011. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Six Months Ended June 30, 2012 and 2011
Management Summary
Key highlights in the first half of 2012 were as follows:

•
Funeral gross profit increased $7.0 million, or 4.0%, due to higher preneed case volume primarily from preneed memorial merchandise sales of The Neptune Society and higher General Agency revenues, partially offset by higher selling expenses related to preneed sales initiatives; and

•	Cemetery gross profit increased $7.3 million, or 10.9%, due to an increase in cemetery preneed property sales production, partially offset by higher selling compensation expenses.
Results of Operations
In the first half of 2012, we reported net income attributable to common stockholders of $85.1 million ($0.39 per diluted share) compared to net income attributable to common stockholders in the first half of 2011 of $64.9 million ($0.27 per diluted share). These results were impacted by the following items:

	2012	2011
	(Dollars in thousands)
Net after-tax losses from the sale of assets	(304)	(6,825)
After-tax losses from the early extinguishment of debt, net	—	(1,317)
After-tax expenses related to system and process transition costs	(1,439)	(983)
Change in certain tax reserves and other	1,891	(1,812)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2012 and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2011 and ending June 30, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Six Months Ended June 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$817.5	$41.8	$1.0	$774.7
Cemetery revenue	379.2	0.1	0.3	378.8
	1,196.7	41.9	1.3	1,153.5
Germany revenue	3.2	—	—	3.2
Total revenue	$1,199.9	$41.9	$1.3	$1,156.7
North America Gross Profits
Funeral gross profits	$181.4	$3.5	$(0.8)	$178.7
Cemetery gross profits	74.0	(0.1)	(0.2)	74.3
	255.4	3.4	(1.0)	253.0
Germany gross profits	0.4	—	—	0.4
Total gross profits	$255.8	$3.4	$(1.0)	$253.4

Six Months Ended June 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$790.8	$8.6	$4.2	$778.0
Cemetery revenue	362.1	—	4.0	358.1
	1,152.9	8.6	8.2	1,136.1
Germany revenue	3.6	—	—	3.6
Total revenue	$1,156.5	$8.6	$8.2	$1,139.7
North America Gross Profits
Funeral gross profits	$174.4	$1.6	$(0.2)	$173.0
Cemetery gross profits	66.7	(0.2)	0.5	66.4
	241.1	1.4	0.3	239.4
Germany gross profits	0.4	—	—	0.4
Total gross profits	$241.5	$1.4	$0.3	$239.8

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2012 and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues including preneed merchandise sales of The Neptune Society, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$820.7	$794.4
Less: Consolidated GA revenue	47.6	43.7
Less: Other revenue	29.4	5.2
Adjusted consolidated funeral revenue	$743.7	$745.5
Consolidated funeral services performed	143,557	140,499
Consolidated average revenue per funeral service	$5,181	$5,306
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2012 and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$777.9	$781.6
Less: Comparable GA revenue	46.7	43.6
Less: Other revenue	5.3	5.0
Adjusted comparable funeral revenue	$725.9	$733.0
Comparable funeral services performed	132,635	137,780
Comparable average revenue per funeral service	$5,473	$5,320

Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $820.7 million in the first half of 2012 compared to $794.4 million for the same period in 2011. This increase is primarily attributable to the $33.2 million of additional revenues as the result of acquisitions in 2012 and 2011. These increases were partially offset by a $3.7 million decrease in comparable revenues described below and a decline of $3.2 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable revenues from funeral operations were $777.9 million in the first half of 2012 compared to $781.6 million for the same period in 2011. This decrease was primarily due to the 3.7% decrease in the number of comparable funeral service described below.
Funeral Services Performed
Our consolidated funeral services performed increased 2.2% during the first half of 2012 compared to the same period in 2011, primarily as the result of acquisitions in 2012 and 2011 partially affected by a 3.7% decrease in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 45.0% in the first half of 2012 increased from 44.2% in 2011. We continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $125, or 2.4%, in the first half of 2012 compared to 2011, primarily as a result of our acquisition of Neptune which has a lower average, partially offset by the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $153, or 2.9%, in the first half of 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 3.1% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits increased $7.0 million, or 4.0%, in the first half of 2012 compared to the same period in 2011. This increase is primarily attributable to $1.9 million of additional gross profits related to acquisitions that occurred in 2012 and 2011 and a $5.7 million increase in comparable gross profits described below, partially offset by a decline of $0.6 million of gross profits that were contributed by non-strategic assets divested throughout 2012 and 2011.
Comparable funeral gross profits increased $5.7 million, or 3.3%, and the comparable gross margin percentage increased from 22.2% to 23.0% in the first half of 2012 when compared to the same period in 2011 primarily as a result of lower merchandise expenses and lower selling expenses related to current year preneed sales initiatives, partially offset by a decrease in comparable revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $17.1 million, or 4.7%, in the first half of 2012 compared to the same period in 2011 primarily as a result of the increase in comparable revenues described below. The increase was partially offset by a decline of $3.7 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $20.7 million, or 5.8%, primarily as a result of strong cemetery preneed property production during the first half of 2012, partially offset by lower atneed revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $7.3 million, or 10.9%, in the first half of 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable gross profits.
Comparable cemetery gross profits increased $7.9 million, or 11.9%, and gross margin percentage increased from 18.5% to 19.6% in the first half of 2012 compared to the same period in 2011. This increase is primarily the result of higher property revenues resulting from strong cemetery preneed production, partially offset by the following:

•	a $7.8 million increase in comparable selling cost resulting from higher production;

•	a $3.6 million increase in property expense; and

•	a $1.7 million increase in health insurance.

Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $55.5 million during the first half of 2012 compared to $53.5 million for the same period in 2011. This increase is primarily due to higher incentive compensation expenses related to total shareholder return metrics and costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $0.6 million net pre-tax gain on divestitures and impairment charges in the first half of 2012, due to gains on indemnification reserves. In the first half of 2011, we recognized a $10.3 million net pre-tax loss on divestitures and impairment charges due to the sale of underperformed locations in North America and losses on indemnification reserves.
Losses on Early Extinguishment of Debt, Net
     During the first half of 2011, we purchased $26.3 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $2.1 million, which represents the write-off of unamortized deferred loan costs of $0.3 million and $1.8 million cost to early extinguish debt.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 36.3% and 38.7% for the six months ended June 30, 2012 and 2011, respectively.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 221.1 million during the first half of 2012, compared to 241.6 million in the same period of 2011. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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
Cost and market values as of June 30, 2012 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of June 30, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2012, we issued 1,189 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
As of June 30, 2012, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $117.2 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
April 1, 2012 — April 30, 2012	939,276	$10.93	939,276	$136,508,071
May 1, 2012 — May 31, 2012	880,568	$11.47	880,568	$126,407,088
June 1, 2012 — June 30, 2012	799,924	$11.53	799,924	$117,183,186
	2,619,768		2,619,768

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2012		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.