Form 10-Q
period 2012-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2012-10-25
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 23, 2012 was 212,707,060 (net of treasury shares).

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
Interment — The burial or final placement of human remains in the ground, in mausoleums, or in cremation niches.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$581,182	$572,999	$1,781,060	$1,729,472
Costs and expenses	(459,911)	(465,949)	(1,404,033)	(1,380,953)
Gross profits	121,271	107,050	377,027	348,519
General and administrative expenses	(26,410)	(23,863)	(81,927)	(77,381)
Gains (losses) on divestitures and impairment charges, net	315	(5,001)	883	(15,264)
Operating income	95,176	78,186	295,983	255,874
Interest expense	(33,568)	(33,038)	(101,050)	(100,476)
Losses on early extinguishment of debt, net	—	(1,355)	—	(3,504)
Other income, net	2,317	249	4,001	969
Income before income taxes	63,925	44,042	198,934	152,863
Provision for income taxes	(22,128)	(9,027)	(71,183)	(51,181)
Net income	41,797	35,015	127,751	101,682
Net (income) loss attributable to noncontrolling interests	(735)	481	(1,588)	(1,329)
Net income attributable to common stockholders	$41,062	$35,496	$126,163	$100,353
Basic earnings per share:
Net income attributable to common stockholders	$0.19	$0.15	$0.58	$0.42
Basic weighted average number of shares	214,914	232,917	216,974	237,037
Diluted earnings per share:
Net income attributable to common stockholders	$0.19	$0.15	$0.57	$0.42
Diluted weighted average number of shares	218,460	235,513	220,306	239,528
Dividends declared per share	$0.06	$0.05	$0.17	$0.15

(See notes to unaudited condensed consolidated financial statements)
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$41,797	$35,015	$127,751	$101,682
Other comprehensive income:
Foreign currency translation adjustments	13,513	(23,149)	10,991	(13,229)
Total comprehensive income	55,310	11,866	138,742	88,453
Total comprehensive (income) loss attributable to noncontrolling interests	(745)	498	(1,600)	(1,316)
Total comprehensive income attributable to common stockholders	$54,565	$12,364	$137,142	$87,137

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$151,547	$128,569
Receivables, net	92,811	103,892
Deferred tax assets	38,222	44,316
Inventories, net	25,132	25,513
Other	25,777	25,803
Total current assets	333,489	328,093
Preneed funeral receivables, net and trust investments	1,527,633	1,478,865
Preneed cemetery receivables, net and trust investments	1,777,598	1,595,940
Cemetery property, at cost	1,490,930	1,497,703
Property and equipment, net	1,632,676	1,618,361
Goodwill	1,366,075	1,361,493
Deferred charges and other assets	414,410	430,851
Cemetery perpetual care trust investments	1,091,083	1,016,506
Total assets	$9,633,894	$9,327,812

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$366,883	$358,904
Current maturities of long-term debt	31,289	23,554
Income taxes	6,522	3,150
Total current liabilities	404,694	385,608
Long-term debt	1,882,834	1,861,116
Deferred preneed funeral revenues	545,987	575,546
Deferred preneed cemetery revenues	868,085	833,303
Deferred tax liability	449,228	405,615
Other liabilities	405,638	414,773
Deferred preneed funeral and cemetery receipts held in trust	2,590,639	2,424,356
Care trusts’ corpus	1,090,934	1,015,300
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 228,083,679 and 224,665,395 shares issued, respectively, and 213,973,997 and 222,955,853 shares outstanding, respectively	213,974	222,956
Capital in excess of par value	1,337,014	1,430,330
Accumulated deficit	(293,260)	(367,044)
Accumulated other comprehensive income	116,831	105,852
Total common stockholders’ equity	1,374,559	1,392,094
Noncontrolling interests	21,296	20,101
Total equity	1,395,855	1,412,195
Total liabilities and equity	$9,633,894	$9,327,812
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$127,751	$101,682
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	—	3,504
Depreciation and amortization	89,349	88,363
Amortization of intangible assets	17,950	19,497
Amortization of cemetery property	31,528	27,889
Amortization of loan costs	3,635	3,259
Provision for doubtful accounts	6,801	6,431
Provision for deferred income taxes	57,428	40,038
(Gains) losses on divestitures and impairment charges, net	(883)	15,264
Share-based compensation	8,217	6,843
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	4,857	13,583
(Increase) decrease in other assets	(6,331)	2,560
Increase in payables and other liabilities	6,623	7,808
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	30,343	47,263
Decrease in deferred preneed funeral revenue	(30,325)	(30,724)
Decrease in deferred preneed funeral receipts held in trust	(18,185)	(33,203)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(72,012)	(47,977)
Increase in deferred preneed cemetery revenue	27,502	26,502
Decrease in deferred preneed cemetery receipts held in trust	(480)	(6,280)
Other	(3,481)	(989)
Net cash provided by operating activities	280,287	291,313
Cash flows from investing activities:
Capital expenditures	(80,973)	(85,936)
Acquisitions	(19,281)	(97,473)
Proceeds from divestitures and sales of property and equipment, net	8,933	15,233
Other	(3,816)	956
Net cash used in investing activities	(95,137)	(167,220)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,907	65,000
Payments of debt	(988)	(2,169)
Early extinguishment of debt	—	(43,089)
Principal payments on capital leases	(19,303)	(17,186)
Proceeds from exercise of stock options	17,347	7,694
Purchase of Company common stock	(144,607)	(146,590)
Payments of dividends	(34,844)	(33,395)
Bank overdrafts and other	868	3,573
Net cash used in financing activities	(163,620)	(166,162)
Effect of foreign currency on cash and cash equivalents	1,448	(1,740)
Net increase (decrease) in cash and cash equivalents	22,978	(43,809)
Cash and cash equivalents at beginning of period	128,569	170,846
Cash and cash equivalents at end of period	$151,547	$127,037
(See notes to unaudited condensed consolidated financial statements)
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948
Comprehensive income	—	—	—	100,353	(13,216)	1,316	88,453
Dividends declared on common stock ($.15 per share)	—	—	(35,140)	—	—	—	(35,140)
Employee share-based compensation earned	—	—	6,843	—	—	—	6,843
Stock option exercises	1,137	—	6,557	—	—	—	7,694
Restricted stock awards, net of forfeitures	539	—	(539)	—	—	—	—
Purchase of Company common stock	—	(14,785)	(109,914)	(21,891)	—	—	(146,590)
Acquisition	—	—	—	—	—	18,857	18,857
Noncontrolling interest payment	—	—	—	—	—	(568)	(568)
Other	72		680	—	—	—	752
Balance at September 30, 2011	$243,768	$(15,770)	$1,471,599	$(398,997)	$99,552	$20,097	$1,420,249

Balance at December 31, 2011	224,666	(1,710)	1,430,330	(367,044)	105,852	20,101	1,412,195
Comprehensive income	—	—	—	126,163	10,979	1,600	138,742
Dividends declared on common stock ($.17 per share)	—	—	(36,582)	—	—	—	(36,582)
Employee share-based compensation earned	—	—	8,217	—	—	—	8,217
Stock option exercises	2,853	—	14,494	—	—	—	17,347
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(12,400)	(79,828)	(52,379)	—	—	(144,607)
Noncontrolling interest payment	—	—	—	—	—	(405)	(405)
Other	82		866	—	—	—	948
Balance at September 30, 2012	$228,084	$(14,110)	$1,337,014	$(293,260)	$116,831	$21,296	$1,395,855

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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

3. Recently Issued Accounting Standards
Intangible Testing
In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2013, and adoption is not expected to impact our consolidated financial condition or results of operations.
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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$19,982	$18,960	$64,081	$55,189
Withdrawals	22,943	26,789	78,034	79,734
Purchases of available-for-sale securities	53,034	140,554	324,304	387,545
Sales of available-for-sale securities	51,672	114,476	323,471	448,988
Realized gains from sales of available-for-sale securities	7,681	11,353	43,446	49,618
Realized losses from sales of available-for-sale securities	(4,570)	(6,586)	(18,730)	(18,215)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$968,394	$892,685
Cash and cash equivalents	87,519	101,111
Insurance-backed fixed income securities	272,677	277,650
Trust investments	1,328,590	1,271,446
Receivables from customers	241,377	246,601
Unearned finance charge	(8,557)	(5,425)
	1,561,410	1,512,622
Allowance for cancellation	(33,777)	(33,757)
Preneed funeral receivables, net and trust investments	$1,527,633	$1,478,865
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at September 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	September 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$104,430	$5,093	$(921)	$108,602
Canadian government	2	113,880	717	(84)	114,513
Corporate	2	52,424	2,302	(574)	54,152
Residential mortgage-backed	2	3,296	76	(4)	3,368
Asset-backed	2	127	3	—	130
Equity securities:
Preferred stock	2	2,897	184	(135)	2,946
Common stock:
United States	1	220,152	47,415	(8,259)	259,308
Canada	1	23,081	2,036	(1,516)	23,601
Other international	1	17,384	2,094	(574)	18,904
Mutual funds:
Equity	1	147,131	6,464	(8,755)	144,840
Fixed income	1	221,433	8,322	(8,908)	220,847
Private equity	3	37,346	211	(21,288)	16,269
Other	3	536	378	—	914
Trust investments		$944,117	$75,295	$(51,018)	$968,394

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$77,299	$4,565	$(373)	$81,491
Canadian government	2	114,586	838	(109)	115,315
Corporate	2	49,210	1,849	(770)	50,289
Residential mortgage-backed	2	3,292	71	(34)	3,329
Asset-backed	2	126	6	—	132
Equity securities:
Preferred stock	2	2,041	50	(153)	1,938
Common stock:
United States	1	258,738	40,992	(22,715)	277,015
Canada	1	23,986	2,511	(1,771)	24,726
Other international	1	18,954	1,045	(1,296)	18,703
Mutual funds:
Equity	1	134,383	2,384	(18,982)	117,785
Fixed income	1	193,134	5,044	(13,114)	185,064
Private equity	3	35,017	218	(19,249)	15,986
Other	3	484	428	—	912
Trust investments		$911,250	$60,001	$(78,566)	$892,685
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2012, our unfunded commitment for our private equity and other investments was $12.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fair value, beginning balance	$17,268	$29,031	$16,898	$21,359
Net unrealized losses included in Accumulated other comprehensive income(1)	(748)	(7,757)	(2,332)	(1,001)
Net realized losses included in Other income, net(2)	(12)	(8)	(28)	(67)
Purchases	—	18	—	18
Sales	—	(7,970)	(9)	(8,156)
Contributions	995	7,615	3,554	9,397
Distributions and other	(320)	(522)	(900)	(1,143)
Fair value, ending balance	$17,183	$20,407	$17,183	$20,407

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

Maturity dates of our fixed income securities range from 2012 to 2053. Maturities of fixed income securities, excluding mutual funds, at September 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,075
Due in one to five years	60,638
Due in five to ten years	52,893
Thereafter	35,159
$280,765
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $8.5 million and $10.2 million for the three months ended September 30, 2012 and 2011, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $27.7 million and $28.9 million for the nine months ended September 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended September 30, 2012 and 2011, we recorded a $0.2 million and a $17.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the nine months ended September 30, 2012 and 2011, we recorded a $0.7 million and a $20.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of September 30, 2012 and December 31, 2011, respectively, are shown in the following tables:

	September 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$23,489	$(844)	$6,279	$(77)	$29,768	$(921)
Canadian government	8,475	(84)	—	—	8,475	(84)
Corporate	11,083	(403)	3,093	(171)	14,176	(574)
Residential mortgage-backed	712	(4)	—	—	712	(4)
Equity securities:
Preferred stock	824	(55)	233	(80)	1,057	(135)
Common stock:
United States	47,144	(4,921)	10,298	(3,338)	57,442	(8,259)
Canada	6,431	(877)	2,385	(639)	8,816	(1,516)
Other international	3,855	(253)	1,555	(321)	5,410	(574)
Mutual funds:
Equity	31,439	(406)	32,304	(8,349)	63,743	(8,755)
Fixed income	47,052	(1,011)	13,760	(7,897)	60,812	(8,908)
Private equity	614	(1,790)	15,294	(19,498)	15,908	(21,288)
Total temporarily impaired securities	$181,118	$(10,648)	$85,201	$(40,370)	$266,319	$(51,018)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,977	$(90)	$8,709	$(283)	$15,686	$(373)
Canadian government	9,597	(109)	—	—	9,597	(109)
Corporate	17,328	(692)	662	(78)	17,990	(770)
Residential mortgage-backed	600	(4)	295	(30)	895	(34)
Equity securities:
Preferred stock	1,244	(153)	—	—	1,244	(153)
Common stock:
United States	84,450	(18,120)	14,924	(4,595)	99,374	(22,715)
Canada	8,448	(1,491)	513	(280)	8,961	(1,771)
Other international	7,263	(615)	2,403	(681)	9,666	(1,296)
Mutual funds:
Equity	76,559	(9,173)	26,053	(9,809)	102,612	(18,982)
Fixed income	68,378	(5,500)	9,314	(7,614)	77,692	(13,114)
Private equity	1,977	(3,499)	13,502	(15,750)	15,479	(19,249)
Total temporarily impaired securities	$282,821	$(39,446)	$76,375	$(39,120)	$359,196	$(78,566)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$25,010	$25,946	$75,717	$76,442
Withdrawals	28,260	25,917	75,623	84,444
Purchases of available-for-sale securities	114,549	88,518	443,613	411,195
Sales of available-for-sale securities	111,663	78,721	428,350	407,272
Realized gains from sales of available-for-sale securities	9,754	10,134	57,636	51,225
Realized losses from sales of available-for-sale securities	(6,962)	(8,758)	(25,028)	(19,994)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$1,171,117	$1,051,464
Cash and cash equivalents	94,446	104,554
Insurance-backed fixed income securities	4	5
Trust investments	1,265,567	1,156,023
Receivables from customers	590,448	517,917
Unearned finance charges	(30,805)	(33,766)
	1,825,210	1,640,174
Allowance for cancellation	(47,612)	(44,234)
Preneed cemetery receivables, net and trust investments	$1,777,598	$1,595,940
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at September 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$97,653	$8,116	$(890)	$104,879
Canadian government	2	17,233	412	(62)	17,583
Corporate	2	42,906	2,383	(788)	44,501
Residential mortgage-backed	2	162	5	—	167
Equity securities:
Preferred stock	2	4,771	294	(286)	4,779
Common stock:
United States	1	349,200	90,099	(10,828)	428,471
Canada	1	15,146	2,465	(1,093)	16,518
Other international	1	28,750	4,036	(851)	31,935
Mutual funds:
Equity	1	264,373	10,128	(11,521)	262,980
Fixed income	1	246,400	12,359	(15,904)	242,855
Private equity	3	33,553	59	(17,604)	16,008
Other	3	408	35	(2)	441
Trust investments		$1,100,555	$130,391	$(59,829)	$1,171,117

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,022	$6,438	$(313)	$57,147
Canadian government	2	16,566	381	(24)	16,923
Corporate	2	42,803	2,033	(961)	43,875
Residential mortgage-backed	2	167	5	(2)	170
Equity securities:
Preferred stock	2	3,365	86	(270)	3,181
Common stock:
United States	1	408,075	71,138	(30,454)	448,759
Canada	1	18,289	2,547	(1,780)	19,056
Other international	1	30,501	1,843	(1,536)	30,808
Mutual funds:
Equity	1	197,523	3,317	(24,911)	175,929
Fixed income	1	248,529	11,670	(20,238)	239,961
Private equity	3	30,783	53	(15,617)	15,219
Other	3	306	130	—	436
Trust investments		$1,047,929	$99,641	$(96,106)	$1,051,464
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2012, our unfunded commitment for our private equity and other investments was $13.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fair value, beginning balance	$16,229	$14,674	$15,655	$6,251
Net unrealized losses included in Accumulated other comprehensive income(1)	(442)	(8,530)	(1,919)	(1,545)
Net realized losses included in Other (expense) income, net(2)	(13)	(8)	(32)	(73)
Contributions	1,044	7,910	3,760	9,762
Distributions and other	(369)	59	(1,015)	(290)
Fair value, ending balance	$16,449	$14,105	$16,449	$14,105

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

Maturity dates of our fixed income securities range from 2012 to 2041. Maturities of fixed income securities, excluding mutual funds, at September 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$9,154
Due in one to five years	58,737
Due in five to ten years	48,308
Thereafter	50,931
$167,130
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to these trust investments were $6.7 million and $4.6 million for the three months ended September 30, 2012 and 2011, respectively. Recognized earnings (realized and unrealized) related to these trust investments were $20.0 million and $15.7 million for the nine months ended September 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended September 30, 2012 and 2011, we recorded a $0.2 million and a $24.9 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. For the nine months ended September 30, 2012 and 2011, we recorded a $0.8 million and a $26.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of September 30, 2012 are shown in the following tables:

	September 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,269	$(890)	$—	$—	$28,269	$(890)
Canadian government	5,724	(62)	—	—	5,724	(62)
Corporate	17,118	(627)	1,470	(161)	18,588	(788)
Equity securities:
Preferred stock	872	(77)	603	(209)	1,475	(286)
Common stock:
United States	65,739	(6,698)	14,006	(4,130)	79,745	(10,828)
Canada	2,791	(629)	1,325	(464)	4,116	(1,093)
Other international	5,891	(395)	2,117	(456)	8,008	(851)
Mutual funds:
Equity	44,774	(882)	42,289	(10,639)	87,063	(11,521)
Fixed income	43,307	(1,051)	27,517	(14,853)	70,824	(15,904)
Private equity	48	(23)	15,451	(17,581)	15,499	(17,604)
Other	12	(1)	382	(1)	394	(2)
Total temporarily impaired securities	$214,545	$(11,335)	$105,160	$(48,494)	$319,705	$(59,829)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,736	$(51)	$3,038	$(262)	$4,774	$(313)
Canadian government	4,024	(24)	—	—	4,024	(24)
Corporate	15,044	(850)	1,747	(111)	16,791	(961)
Residential mortgage-backed	2	(1)	15	(1)	17	(2)
Equity securities:
Preferred stock	1,583	(270)	—	—	1,583	(270)
Common stock:
United States	123,849	(26,401)	17,085	(4,053)	140,934	(30,454)
Canada	7,694	(1,260)	366	(520)	8,060	(1,780)
Other international	8,654	(629)	3,772	(907)	12,426	(1,536)
Mutual funds:
Equity	115,725	(11,222)	36,398	(13,689)	152,123	(24,911)
Fixed income	48,950	(7,686)	9,367	(12,552)	58,317	(20,238)
Private equity	466	(254)	14,213	(15,363)	14,679	(15,617)
Total temporarily impaired securities	$327,727	$(48,648)	$86,001	$(47,458)	$413,728	$(96,106)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Deposits	$6,501	$5,503	$18,866	$17,806
Withdrawals	9,239	10,269	23,422	28,098
Purchases of available-for-sale securities	24,467	87,135	126,478	413,176
Sales of available-for-sale securities	27,733	49,705	101,110	387,715
Realized gains from sales of available-for-sale securities	3,328	4,101	7,522	31,221
Realized losses from sales of available-for-sale securities	(1,518)	(1,764)	(5,435)	(14,506)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Trust investments, at fair value	$1,033,292	$952,573
Cash and cash equivalents	57,791	63,933
Cemetery perpetual care trust investments	$1,091,083	$1,016,506
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at September 30, 2012 and December 31, 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$808	$49	$(1)	$856
Canadian government	2	29,977	734	(102)	30,609
Corporate	2	19,597	548	(118)	20,027
Residential mortgage-backed	2	1,562	51	(1)	1,612
Asset-backed	2	161	9	—	170
Equity securities:
Preferred stock	2	5,641	1	(828)	4,814
Common stock:
United States	1	158,941	23,050	(3,633)	178,358
Canada	1	9,150	1,341	(860)	9,631
Other international	1	16,256	1,340	(263)	17,333
Mutual funds:
Equity	1	18,036	2,600	(132)	20,504
Fixed income	1	674,118	57,906	(984)	731,040
Private equity	3	24,600	337	(14,052)	10,885
Other	3	9,464	1,088	(3,099)	7,453
Cemetery perpetual care trust investments		$968,311	$89,054	$(24,073)	$1,033,292

	December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$981	$39	$—	$1,020
Canadian government	2	29,015	686	(43)	29,658
Corporate	2	21,197	528	(134)	21,591
Residential mortgage-backed	2	1,662	53	(13)	1,702
Asset-backed	2	83	2	(1)	84
Equity securities:
Preferred stock	2	6,475	18	(1,146)	5,347
Common stock:
United States	1	141,880	14,443	(9,113)	147,210
Canada	1	13,374	1,483	(1,423)	13,434
Other international	1	16,836	1,314	(1,421)	16,729
Mutual funds:
Equity	1	21,801	1,598	(579)	22,820
Fixed income	1	654,883	29,758	(9,402)	675,239
Private equity	3	23,212	374	(12,737)	10,849
Other	3	8,018	850	(1,978)	6,890
Cemetery perpetual care trust investments		$939,417	$51,146	$(37,990)	$952,573
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2012, our unfunded commitment for our private equity and other investments was $6.0 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fair value, beginning balance	$18,923	$19,055	$17,739	$17,089
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	828	(2,377)	1,483	5,525
Net realized (losses) gains included in Other income, net(2)	(41)	4	(129)	(187)
Sales	—	—	(26)	(44)
Contributions	465	18	3,244	115
Distributions and other	(1,837)	856	(3,973)	(4,942)
Fair value, ending balance	$18,338	$17,556	$18,338	$17,556

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

Maturity dates of our fixed income securities range from 2012 to 2041. Maturities of fixed income securities at September 30, 2012 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$8,353
Due in one to five years	18,449
Due in five to ten years	25,112
Thereafter	1,360
$53,274
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these trust investments were $10.5 million and $9.0 million for the three months ended September 30, 2012 and 2011, respectively. Recognized earnings related to these trust investments were $29.6 million and $31.0 million for the nine months ended September 30, 2012 and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For both the three months ended September 30, 2012 and 2011, we recorded a $0.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For both the nine months ended September 30, 2012 and 2011, we recorded a $0.3 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

	September 30, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$272	$(1)	$—	$—	$272	$(1)
Canadian government	9,986	(102)	—	—	9,986	(102)
Corporate	8,237	(93)	579	(25)	8,816	(118)
Residential mortgage-backed	136	(1)	—	—	136	(1)
Equity securities:
Preferred stock	3,744	(482)	924	(346)	4,668	(828)
Common stock:
United States	30,487	(1,610)	10,089	(2,023)	40,576	(3,633)
Canada	1,532	(359)	1,027	(501)	2,559	(860)
Other international	3,445	(124)	1,058	(139)	4,503	(263)
Mutual funds:
Equity	1,014	(28)	508	(104)	1,522	(132)
Fixed income	34,621	(85)	36,496	(899)	71,117	(984)
Private equity	—	—	10,516	(14,052)	10,516	(14,052)
Other	—	—	6,125	(3,099)	6,125	(3,099)
Total temporarily impaired securities	$93,474	$(2,885)	$67,322	$(21,188)	$160,796	$(24,073)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$7,057	$(43)	$—	$—	$7,057	$(43)
Corporate	3,854	(73)	1,456	(61)	5,310	(134)
Residential mortgage-backed	58	(1)	127	(12)	185	(13)
Asset-backed	51	(1)	—	—	51	(1)
Equity securities:
Preferred stock	4,393	(1,116)	21	(30)	4,414	(1,146)
Common stock:
United States	39,716	(5,459)	9,055	(3,654)	48,771	(9,113)
Canada	4,402	(772)	565	(651)	4,967	(1,423)
Other international	5,738	(1,226)	104	(195)	5,842	(1,421)
Mutual funds:
Equity	9,852	(564)	2,717	(15)	12,569	(579)
Fixed income	144,350	(5,498)	51,301	(3,904)	195,651	(9,402)
Private equity	254	(324)	10,189	(12,413)	10,443	(12,737)
Other	140	(181)	5,660	(1,797)	5,800	(1,978)
Total temporarily impaired securities	$219,865	$(15,258)	$81,195	$(22,732)	$301,060	$(37,990)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 are detailed below.

	September 30, 2012			December 31, 2011
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,328,590	$1,265,567	$2,594,157	$1,271,446	$1,156,023	$2,427,469
Accrued trust operating payables and other	(1,531)	(1,987)	(3,518)	(1,261)	(1,852)	(3,113)
Deferred preneed funeral and cemetery receipts held in trust	$1,327,059	$1,263,580	$2,590,639	$1,270,185	$1,154,171	$2,424,356
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 are detailed below.

	September 30, 2012	December 31, 2011
	(In thousands)
Cemetery perpetual care trust investments	$1,091,083	$1,016,506
Accrued trust operating payables and other	(149)	(1,206)
Care trusts’ corpus	$1,090,934	$1,015,300
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$7,681	$9,754	$3,328	$—	$20,763
Realized losses	(4,570)	(6,962)	(1,518)	—	(13,050)
Impairment charges	(151)	(189)	(4)	—	(344)
Interest, dividend, and other ordinary income	2,083	2,247	8,113	—	12,443
Trust expenses and income taxes	(2,288)	(3,116)	(727)	—	(6,131)
Net trust investment income	2,755	1,734	9,192	—	13,681
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(2,755)	(1,734)	(9,192)	—	(13,681)
Other income, net	—	—	—	2,317	2,317
Total other income, net	$—	$—	$—	$2,317	$2,317

	Nine Months Ended September 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$43,446	$57,636	$7,522	$—	$108,604
Realized losses	(18,730)	(25,028)	(5,435)	—	(49,193)
Impairment charges	(725)	(781)	(258)	—	(1,764)
Interest, dividend, and other ordinary income	10,834	8,308	22,170	—	41,312
Trust expenses and income taxes	(7,236)	(9,367)	(635)	—	(17,238)
Net trust investment income	27,589	30,768	23,364	—	81,721
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(27,589)	(30,768)	(23,364)	—	(81,721)
Other income, net	—	—	—	4,001	4,001
Total other income, net	$—	$—	$—	$4,001	$4,001

	Three Months Ended September 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$11,353	$10,134	$4,101	$—	$25,588
Realized losses	(6,586)	(8,758)	(1,764)	—	(17,108)
Impairment charges	(17,533)	(24,885)	(5)	—	(42,423)
Interest, dividend, and other ordinary income	3,911	4,217	6,185	—	14,313
Trust expenses and income taxes	(2,116)	(3,119)	(647)	—	(5,882)
Net trust investment income	(10,971)	(22,411)	7,870	—	(25,512)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	10,971	22,411	(7,870)	—	25,512
Other income, net	—	—	—	249	249
Total other income, net	$—	$—	$—	$249	$249

	Nine Months Ended September 30, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$49,618	$51,225	$31,221	$—	$132,064
Realized losses	(18,215)	(19,994)	(14,506)	—	(52,715)
Impairment charges	(20,821)	(26,081)	(316)	—	(47,218)
Interest, dividend, and other ordinary income	15,085	16,545	25,775	—	57,405
Trust expenses and income taxes	(4,982)	(7,385)	(2,753)	—	(15,120)
Net trust investment income	20,685	14,310	39,421	—	74,416
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(20,685)	(14,310)	(39,421)	—	(74,416)
Other income, net	—	—	—	969	969
Total other income, net	$—	$—	$—	$969	$969

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 34.6% and 20.5% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 35.8% and 33.5% for the nine months ended September 30, 2012 and 2011, respectively. We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the three and nine months ended September 30, 2011 is primarily due to that sale.
Internal Revenue Service Settlement
Our affiliate, SCI Funeral and Cemetery Purchasing Cooperative ("COOP"), is a corporation taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in the deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the COOP's 2003 - 2005 federal income tax returns, proposed adjustments that would accelerate amounts that the Company had previously deferred and would result in the payment of interest on those deferred tax payments. We reached a partial settlement with the IRS in the first quarter of 2012 and as a result the Company made a payment of $6.6 million which reduced our tax expense by $3.1 million for the nine months ended September 30, 2012 for adjustments to our "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, and other tax matters.
Unrecognized Tax Benefits
As of September 30, 2012, the gross amount of our unrecognized tax benefits was $146.9 million and the gross amount of our accrued interest was $40.8 million. During the nine months ended September 30, 2012, our unrecognized tax benefit and gross accrued interest decreased by $9.4 million and $1.0 million respectively, due primarily to the conclusion of the IRS audit described above.
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

9. Debt
Debt as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,757
7.375% Senior Notes due October 2014	180,692	180,692
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	77,000	65,000
Obligations under capital leases	171,427	124,330
Mortgage notes and other debt, maturities through 2047	5,850	35,937
Unamortized pricing discounts and other	(4,445)	(4,888)
Total debt	1,914,123	1,884,670
Less current maturities	(31,289)	(23,554)
Total long-term debt	$1,882,834	$1,861,116
Current maturities of debt at September 30, 2012 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.54% and 6.69% at September 30, 2012 and December 31, 2011, respectively. Approximately 88% and 89% of our total debt had a fixed interest rate at September 30, 2012 and December 31, 2011, respectively.
Bank Credit Facility
The Company has a $500 million bank credit facility due March 2016 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of September 30, 2012, we have $77.0 million outstanding cash advances under our bank credit facility and have used it to support $32.4 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% for the third quarter. As of September 30, 2012, we have $390.6 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2012, we paid an aggregate of $19.3 million to retire capital lease obligations with no associated gain or loss recognized on early extinguishment of this debt.
During the nine months ended September 30, 2011, we paid $17.2 million to retire capital lease obligations and $43.1 million to retire $22.3 million aggregate principal amount of our 6.75% Senior Notes due April 2015, $16.9 million aggregate principal amount of our 6.75% Senior Notes due April 2016, and $3.9 million aggregate principal amount of our 7.875% Debentures due February 2013. Certain of the above transactions resulted in the recognition of a loss of $3.5 million recorded in Losses on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the nine months ended September 30, 2012 and 2011, we acquired $67.0 million and $27.1 million, respectively, of primarily transportation equipment capital leases.

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
The fair value of our debt instruments at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,971
7.375% Senior Notes due October 2014	199,439	196,954
6.75% Senior Notes due April 2015	150,112	150,083
6.75% Senior Notes due April 2016	220,569	216,375
7.0% Senior Notes due June 2017	340,725	323,025
7.625% Senior Notes due October 2018	296,875	276,875
7.0% Senior Notes due May 2019	275,625	262,500
8.0% Senior Notes due November 2021	184,875	167,550
7.5% Senior Notes due April 2027	216,200	195,750
Bank credit facility due March 2016	77,000	65,000
Mortgage notes and other debt, maturities through 2047	5,850	36,340
Total fair value of debt instruments	$1,972,027	$1,895,423
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2012:

Nine Months Ended
Assumptions	September 30, 2012
Dividend yield	1.8%
Expected volatility	40.8%
Risk-free interest rate	0.8%
Expected holding period (in years)	5.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2012:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	13,404,216	$7.88
Granted	2,035,400	11.17
Exercised	(2,852,880)	6.08
Canceled	(44,600)	$9.61
Outstanding at September 30, 2012	12,542,136	$8.82
Exercisable at September 30, 2012	8,283,698	$8.31
As of September 30, 2012, the unrecognized compensation expense related to stock options of $8.8 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity for the nine months ended September 30, 2012 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2011	1,165,170	$7.53
Granted	483,170	11.18
Vested	(543,761)	6.21
Nonvested restricted shares at September 30, 2012	1,104,579	$9.78
As of September 30, 2012, the unrecognized compensation expense related to restricted shares of $6.8 million is expected to be recognized over a weighted average period of 1.4 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	10,979	—	10,979
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	101,917	101,917
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(101,917)	(101,917)
Balance at September 30, 2012	$116,831	$—	$116,831
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On August 7, 2012, our Board of Directors approved a cash dividend of $.06 per common share. At September 30, 2012, this dividend totaling $12.8 million was recorded in Accounts payable and accrued liabilities and Capital in excess of par value in our unaudited condensed consolidated balance sheet. This dividend will be paid on October 31, 2012.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2012, we repurchased 12,226,905 shares of common stock at an aggregate cost of $142.7 million, which is an average cost per common share of $11.67. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $77.3 million at September 30, 2012.
Subsequent to September 30, 2012, we repurchased an additional 1,416,937 shares of common stock at an aggregate cost of $19.4 million, which is an average cost per share of $13.68. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $57.9 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2012	$388,365	$192,817	$581,182
2011	$384,003	$188,996	$572,999
Gross profits:
2012	$75,992	$45,279	$121,271
2011	$69,022	$38,028	$107,050
Nine Months Ended September 30,
Revenues from external customers:
2012	$1,209,067	$571,993	$1,781,060
2011	$1,178,362	$551,110	$1,729,472
Gross profits:
2012	$257,703	$119,324	$377,027
2011	$243,827	$104,692	$348,519
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gross profits from reportable segments	$121,271	$107,050	$377,027	$348,519
General and administrative expenses	(26,410)	(23,863)	(81,927)	(77,381)
Gains (losses) on divestitures and impairment charges, net	315	(5,001)	883	(15,264)
Operating income	95,176	78,186	295,983	255,874
Interest expense	(33,568)	(33,038)	(101,050)	(100,476)
Losses on early extinguishment of debt, net	—	(1,355)	—	(3,504)
Other income, net	2,317	249	4,001	969
Income before income taxes	$63,925	$44,042	$198,934	$152,863
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2012	$523,600	$56,280	$1,302	$581,182
2011	$518,754	$52,824	$1,421	$572,999
Nine Months Ended September 30,
Revenues from external customers:
2012	$1,615,128	$161,411	$4,521	$1,781,060
2011	$1,569,748	$154,706	$5,018	$1,729,472

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$129,736	$126,168	$401,338	$383,308
Cemetery	137,787	132,904	403,620	381,898
Total merchandise revenues	267,523	259,072	804,958	765,206
Services revenues:
Funeral	232,413	234,367	730,987	726,259
Cemetery	48,854	45,571	147,356	145,247
Total services revenues	281,267	279,938	878,343	871,506
Other revenues	32,392	33,989	97,759	92,760
Total revenues	$581,182	$572,999	$1,781,060	$1,729,472
Merchandise costs and expenses:
Funeral	$62,958	$64,156	$199,778	$197,539
Cemetery	55,163	56,703	171,744	166,936
Total cost of merchandise	118,121	120,859	371,522	364,475
Services costs and expenses:
Funeral	129,301	127,102	385,268	370,942
Cemetery	23,984	23,853	74,542	73,793
Total cost of services	153,285	150,955	459,810	444,735
Overhead and other expenses	188,505	194,135	572,701	571,743
Total costs and expenses	$459,911	$465,949	$1,404,033	$1,380,953

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2012 and December 31, 2011, we have self-insurance reserves of $51.6 million and $52.7 million, respectively.
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
Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Garcia, Sands, Schwartz and Niven lawsuits described in the following paragraphs.
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
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding improper burial practices pertaining to the period from February 1985 to September 2009. Pursuant to a court order, the Company may be precluded from making certain arguments that challenge the sufficiency of plaintiff's physical evidence, although the extent to which that order will apply at trial remains unclear. The case is scheduled for trial in February 2013. We cannot quantify our ultimate liability, if any, for the payment of any damages.
Barbara Schwartz et al., individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA013207AB; in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County of Florida. This case was filed by counsel for plaintiffs in the preceding Sands case in July 2012 regarding (i) our Star of David Memorial Gardens Cemetery and Funeral Chapel & Baily Memorial Gardens located in North Lauderdale, Florida, and (ii) the Beth David Memorial Gardens and Chapel located in Hollywood, Florida (“Beth David”). Although we acquired Beth David in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third party shortly after closing on the Alderwoods acquisition. The defendants in the case include a Company subsidiary, a third party and others. The plaintiffs seek to certify a class of cemetery plot owners and their families who are Florida citizens. The plaintiffs allege the cemeteries engaged in wrongful burial practices and did not disclose them to customers. The plaintiffs seek actual damages as well as the appointment of a receiver to oversee cemetery operations.  In response to our motion to dismiss, the plaintiffs amended their complaint to dismiss certain parties and to withdraw their class claims; however, the plaintiffs have filed two additional lawsuits as set forth below.  Since the plaintiffs have withdrawn their class claims, we do not consider this case to be material and this case will not be described in our future reports.
Barbara Schwartz & Carol Neitlich, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015954, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80180-DMM. This case was filed by counsel for plaintiffs in the Sands case regarding our Star of David Memorial Gardens Cemetery and Funeral Chapel and Bailey Memorial Gardens located in North Lauderdale, Florida. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of damages.
Janie Niven & Jennifer Mazzo, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015951, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit was filed by plaintiffs in the preceding Sands and Schwartz cases regarding Beth David Memorial Gardens and Chapel located in Hollywood, Florida. Although we acquired the cemetery in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third-party shortly after closing on the Alderwoods acquisition. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of damages.
 Antitrust Claims. We were named as a defendant in an antitrust case filed in 2005. The case is Cause No 4:05-CV-03394; Funeral Consumers Alliance, Inc. v. Service Corporation International, et al.; in the United States District Court for the Southern District of Texas — Houston (“Funeral Consumers Case”). This was a purported class action on behalf of casket consumers throughout the United States alleging that we and several other companies involved in the funeral industry violated federal antitrust laws and state consumer laws by engaging in various anti-competitive conduct associated with the sale of caskets. After the U.S. Fifth Circuit Court of Appeals affirmed denial of class certification, we settled this case in September 2012 for an amount that is not material to the Company.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Prise, Bryant and Southern lawsuits described in the following paragraphs.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$41,062	$35,496	$126,163	$100,353
After tax interest on convertible debt	13	13	38	38
Net income — diluted	$41,075	$35,509	$126,201	$100,391
Weighted average shares (denominator):
Weighted average shares — basic	214,914	232,917	216,974	237,037
Stock options	3,425	2,475	3,211	2,370
Convertible debt	121	121	121	121
Weighted average shares — diluted	218,460	235,513	220,306	239,528
Net income per share:
Basic	$0.19	$0.15	$0.58	$0.42
Diluted	$0.19	$0.15	$0.57	$0.42
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended September 30, 2012 and September 30, 2011, total options and convertible debentures not currently included in the computation of dilutive EPS were 1.3 million and 5.1 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, total options and convertible debentures not currently included in the computation of dilutive EPS were 1.8 million and 5.5 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2012, we operated 1,429 funeral service locations and 374 cemeteries (including 215 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.1 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2012, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $57.9 million authorized to repurchase our common stock.

Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities we are developing memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $280.3 million in the nine months ended September 30, 2012. In addition, we have $390.6 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until October 2014.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2012, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2012 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.03
Interest coverage ratio	3.00 (Min)	4.64
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
While the Company has no significant debt maturities until October 2014, we have chosen to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities. During the nine months ended September 30, 2012 and 2011, we bought our debt securities in the open market with principal totaling $0.0 million and $40.0 million, respectively.
Our bank credit facility expires in March 2016 and we believe we will be able to successfully renew this at the appropriate time. Our long term liquidity profile assumes that we will have access to the capital markets to refinance our long term debt if, and when, we choose to do so. The Company has a relatively consistent annual cash flow stream which is generally resistant to down economic cycles. This cash flow stream is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, the Company’s capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
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
Beginning in November 2007, we began to pay quarterly dividends of $0.04 per common share. On February 9, 2011, our Board of Directors approved the payment of a quarterly dividend of $0.05 per common share and on August 7, 2012, approved a quarterly dividend of $0.06 per common share. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Currently, we have approximately $57.9 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock.

There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $11.0 million to $280.3 million in the nine months ended September 30, 2012 from $291.3 million in the nine months ended September 30, 2011. This decrease was primarily due to lower net trust withdrawals of $9.2 million and higher net cash tax payments of $15.8 million, which includes $6.6 million in partial settlement of certain IRS audit matters from prior periods, for which the company estimates additional payments of approximately $25.0 million during the next twelve months. These decreases were partially offset by an increase of $16.7 million in cash receipts from customers.
Investing Activities
Cash flows from investing activities used $95.1 million in the first nine months ended September 30, 2012 compared to using $167.2 million in the same period of 2011. This decrease was primarily attributable to a decrease of $78.2 million in cash spent on acquisitions (primarily the Neptune acquisition in 2011) and a $5.0 million decrease in capital expenditures, partially offset by a $6.3 million decrease in cash receipts from divestitures and asset sales and a $4.8 million increase in net deposits of restricted funds.
Financing Activities
Financing activities used $163.6 million in the first nine months ended September 30, 2012 compared to using $166.2 million in the same period of 2011. This decrease was primarily driven by a $44.3 million decrease in debt payments along with a $9.7 million increase of proceeds from exercise of stock options, partially offset by a $47.1 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs) and a $2.7 million decrease in bank overdrafts and other.
We repurchased 12.4 million shares in the first nine months ended September 30, 2012 for $144.6 million and 14.8 million shares in the same period of 2011 for $146.6 million.
We paid cash dividends of $34.8 million in the first nine months ended September 30, 2012 and $33.4 million in the same period of 2011.
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

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Preneed funeral	$110.1	$116.6
Preneed cemetery:
Merchandise and services	114.7	116.6
Pre-construction	5.0	6.3
Bonds supporting preneed funeral and cemetery obligations	229.8	239.5
Other bonds	20.9	17.6
Total surety bonds outstanding	$250.7	$257.1
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2012 and 2011, we had $4.2 million and $4.8 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2012 and 2011, we had $14.4 million and $14.5 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2012 and 2011.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$37.6	$49.8	$107.0	$98.6
Sales production (number of contracts)	14,596	13,963	43,034	24,926
Maturities	$42.5	$60.4	$141.6	$153.5
Maturities (number of contracts)	12,362	13,766	39,802	34,485
Cemetery:
Sales production:
Preneed	$114.9	$115.8	$379.3	$349.6
Atneed	57.9	57.4	176.9	178.3
Total sales production	$172.8	$173.2	$556.2	$527.9
Sales production deferred to backlog:
Preneed	$48.3	$46.2	$159.1	$143.9
Atneed	42.8	43.1	132.7	135.2
Total sales production deferred to backlog	$91.1	$89.3	$291.8	$279.1
Revenue recognized from backlog:
Preneed	$47.5	$41.3	$122.8	$110.8
Atneed	43.7	44.0	131.7	135.4
Total revenue recognized from backlog	$91.2	$85.3	$254.5	$246.2

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2012 and 2011, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$126.5	$124.8	$395.3	$359.8
Sales production (number of contracts) (1)	21,714	21,461	67,430	62,224
General Agency revenue	$24.1	$23.0	$71.7	$66.7
Maturities	$75.5	$69.9	$234.4	$217.8
Maturities (number of contracts)	13,450	12,569	41,226	39,649

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at September 30, 2012 and December 31, 2011. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2012 and December 31, 2011. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	September 30, 2012		December 31, 2011
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.54	$0.54	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.33	1.31	1.27	1.29
	$1.87	$1.85	$1.85	$1.87
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.73	$1.71	$1.70	$1.72
Backlog of insurance-funded preneed funeral revenues (1)	3.42	3.42	3.40	3.40
Total backlog of preneed funeral revenues	$5.15	$5.13	$5.10	$5.12
Preneed funeral receivables, net and trust investments	$1.53	$1.51	$1.48	$1.50
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.39	$1.37	$1.34	$1.36
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	3.42	3.42	3.40	3.40
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$4.81	$4.79	$4.74	$4.76
Deferred preneed cemetery revenues	$0.87	$0.87	$0.83	$0.83
Deferred preneed cemetery receipts held in trust	1.26	1.19	1.15	1.15
	$2.13	$2.06	$1.98	$1.98
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)
Total backlog of deferred cemetery revenues	$1.98	$1.91	$1.82	$1.82
Preneed cemetery receivables, net and trust investments	$1.78	$1.71	$1.60	$1.59
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.63	$1.56	$1.45	$1.44

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of September 30, 2012, 82% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of September 30, 2012, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended September 30, 2012, the Standard and Poor’s 500 Index increased approximately 30.2% and the Barclay’s Aggregate Index increased approximately 5.2%, while the combined SCI trusts increased approximately 17.1%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended September 30, 2012 and 2011
Management Summary
Key highlights in the third quarter of 2012 were as follows:

•
Funeral gross profits increased $7.0 million, or 10.1%, due to higher case volume primarily from preneed memorial merchandise sales of The Neptune Society and higher General Agency revenues, partially offset by lower atneed revenues and higher selling-related expenses related to preneed sales initiatives; and

•	Cemetery gross profits increased $7.3 million, or 19.2%, due to higher cemetery preneed property revenues and lower merchandise and selling-related expenses.
Results of Operations
In the third quarter of 2012, we reported net income attributable to common stockholders of $41.1 million ($0.19 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2011 of $35.5 million ($0.15 per diluted share). These results were impacted by the following items:

	2012	2011
	(Dollars in thousands)
Net after-tax gains from the sale of assets	$404	$3,823
After-tax losses from the early extinguishment of debt, net	$—	$(864)
After-tax expenses related to system and process transition costs	$(1,515)	$(310)
Change in certain tax reserves and other	$(61)	$(934)
Consolidated Versus Comparable Results

The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2012 and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2011 and ending September 30, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended September 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$387.1	$24.1	$0.2	$362.8
Cemetery revenue	192.8	0.1	—	192.7
	579.9	24.2	0.2	555.5
Germany revenue	1.3	—	—	1.3
Total revenue	$581.2	$24.2	$0.2	$556.8
North America Gross Profits
Funeral gross profits (losses)	$75.9	$3.6	$(0.2)	$72.5
Cemetery gross profits (losses)	45.3	—	(0.1)	45.4
	121.2	3.6	(0.3)	117.9
Germany gross profits	0.1	—	—	0.1
Total gross profits (losses)	$121.3	$3.6	$(0.3)	$118.0

Three Months Ended September 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$382.6	$17.4	$1.2	$364.0
Cemetery revenue	189.0	—	0.7	188.3
	571.6	17.4	1.9	552.3
Germany revenue	1.4	—	—	1.4
Total revenue	$573.0	$17.4	$1.9	$553.7
North America Gross Profits
Funeral gross profits (losses)	$69.0	$1.1	$(1.0)	$68.9
Cemetery gross profits (losses)	38.0	(0.3)	(0.2)	38.5
	107.0	0.8	(1.2)	107.4
Germany gross profits	—	—	—	—
Total gross profits (losses)	$107.0	$0.8	$(1.2)	$107.4
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2012 and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues, including preneed merchandise sales of The Neptune Society, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$388.4	$384.0
Less: Consolidated GA revenue	24.1	23.0
Less: Other revenue	17.6	16.7
Adjusted consolidated funeral revenue	$346.7	$344.3
Consolidated funeral services performed	67,455	67,374
Consolidated average revenue per funeral service	$5,140	$5,110
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2012 and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$364.1	$365.4
Less: Comparable GA revenue	23.7	22.9
Less: Other revenue	3.4	1.8
Adjusted comparable funeral revenue	$337.0	$340.7
Comparable funeral services performed	61,627	62,748
Comparable average revenue per funeral service	$5,468	$5,430
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $388.4 million in the third quarter of 2012 compared to $384.0 million for the same period in 2011. This increase is attributable to $6.7 million of additional revenues as the result of acquisitions through 2012 and 2011. These increases were partially offset by a decline of $1.0 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011 and the $1.3 million decrease in comparable revenues described below.
Comparable revenues from funeral operations were $364.1 million in the third quarter of 2012 compared to $365.4 million for the same period in 2011. This decrease was primarily due to a decrease in the number of funeral services performed, partially offset by a higher average revenue per funeral service.
Funeral Services Performed
Our consolidated funeral services performed increased 0.1% during the third quarter of 2012 compared to the same period in 2011 primarily as the result of acquisitions in 2012 and 2011, partially offset by a 1.8% decrease in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 45.3% in the third quarter of 2012 increased from 44.7% in 2011. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $30, or 0.6%, in the third quarter of 2012 compared to 2011, primarily as a result of the increase in comparable average revenue per funeral service described below, partially offset by our acquisition of Neptune which has a lower average. Our comparable average revenue per funeral service increased $38, or 0.7%, in the third quarter of 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and lower funeral trust fund income, the average revenue per funeral service grew approximately 1.0%. This increase is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced dignity packaging, increased receptions and events offerings, and expansion of floral offerings through e-commerce solutions.
Funeral Gross Profits
Consolidated funeral gross profits increased $7.0 million, or 10.1%, in the third quarter of 2012 compared to the same period in 2011. This increase is primarily attributable to $2.5 million of additional gross profits related to acquisitions that occurred in 2012 and a $3.7 million increase in comparable gross profits described below.
Comparable funeral gross profits increased $3.7 million, or 5.4%, in the third quarter of 2012 compared to the same period in 2011. Comparable gross margin percentage increased from 18.9% to 19.9% in the third quarter of 2012 when compared to the same period in 2011. Despite the slight decline in overall revenues, we were able to effectively manage our costs by enhancing efficiency of our labor force and improving sales-lead generation costs, which led to commendable improvements in both gross profits and gross margin percentage.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $3.8 million, or 2.0%, in the third quarter of 2012 compared to the same period in 2011 primarily as a result of the increase in comparable revenues described below. This increase was partially offset by a decline of $0.7 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $4.4 million, or 2.3%, primarily as a result of higher recognized preneed revenues related to the completion of construction projects, partially offset by lower sales of developed property.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $7.3 million, or 19.2%, in the third quarter of 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable gross profits described below.
Comparable cemetery gross profits increased $6.9 million, or 17.9%, and gross margin percentage increased from 20.4% to 23.6% in the third quarter of 2012 compared to the same period in 2011. The improvements in gross profit and gross margin resulted from the completion of new construction projects which typically generate comparatively higher margin because the associated selling cost have been recognized in prior periods.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $2.5 million to $26.4 million during the third quarter of 2012 compared to $23.9 million in the same period of 2011. The prior year quarter included a $1.4 million reimbursement of legal settlements, while the current quarter reflects the impact of higher incentive compensation expenses related to total shareholder return metrics. Also included in the third quarter of 2012 are $2.3 million of costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $0.3 million net pre-tax gain on divestitures and impairment charges in the third quarter of 2012, which is associated with the divestiture of non-strategic funeral and cemetery locations in the United States and Canada. In the third quarter of 2011, we recognized a $5.0 million net pre-tax loss on divestitures and impairment charges. This loss was primarily due to the sale of underperformed locations in North America and losses on indemnification reserves.
Losses on Early Extinguishment of Debt, Net
     During the third quarter of 2011, we purchased $13.8 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $1.4 million, which represents the write-off of unamortized deferred loan costs of $0.2 million and $1.2 million cost to early extinguish debt.
Other Income, Net
Other income, net increased $2.1 million to $2.3 million during the third quarter of 2012, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 34.6% and 20.5% for the three months ended September 30, 2012 and 2011, respectively. We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the three months ended September 30, 2011 is primarily due to that sale.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 218.5 million during the third quarter of 2012, compared to 235.5 million in the same period of 2011. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Nine Months Ended September 30, 2012 and 2011
Management Summary
Key highlights in the first nine months ended September 30, 2012 were as follows:

•
Funeral gross profit increased $13.9 million, or 5.7%, due to higher preneed case volume primarily from preneed memorial merchandise sales of The Neptune Society and higher General Agency revenues, partially offset by higher selling expenses related to preneed sales initiatives; and

•	Cemetery gross profit increased $14.6 million, or 13.9%, due to an increase in cemetery preneed property sales production, partially offset by higher property and selling compensation expenses.
Results of Operations
In the first nine months ended September 30, 2012, we reported net income attributable to common stockholders of $126.2 million ($0.57 per diluted share) compared to net income attributable to common stockholders in the first nine months ended September 30, 2011 of $100.4 million ($0.42 per diluted share). These results were impacted by the following items:

	2012	2011
	(Dollars in thousands)
Net after-tax gains (losses) from the sale of assets	$99	$(3,064)
After-tax losses from the early extinguishment of debt, net	$—	$(2,181)
After-tax expenses related to system and process transition costs	$(2,953)	$(1,300)
Change in certain tax reserves and other	$1,830	$(2,746)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2012 and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2011 and ending September 30, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Nine Months Ended September 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,204.6	$65.9	$1.4	$1,137.3
Cemetery revenue	572.0	0.1	0.3	571.6
	1,776.6	66.0	1.7	1,708.9
Germany revenue	4.5	—	—	4.5
Total revenue	$1,781.1	$66.0	$1.7	$1,713.4
North America Gross Profits
Funeral gross profits (losses)	$257.3	$7.2	$(0.9)	$251.0
Cemetery gross profits (losses)	119.3	(0.3)	—	119.6
	376.6	6.9	(0.9)	370.6
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$377.0	$6.9	$(0.9)	$371.0

Nine Months Ended September 30, 2011	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,173.4	$26.1	$5.6	$1,141.7
Cemetery revenue	551.1	—	4.7	546.4
	1,724.5	26.1	10.3	1,688.1
Germany revenue	5.0	—	—	5.0
Total revenue	$1,729.5	$26.1	$10.3	$1,693.1
North America Gross Profits
Funeral gross profits (losses)	$243.4	$2.6	$(1.1)	$241.9
Cemetery gross profits (losses)	104.7	(0.3)	0.1	104.9
	348.1	2.3	(1.0)	346.8
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$348.5	$2.3	$(1.0)	$347.2

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2012 and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues including preneed merchandise sales of The Neptune

Society, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Nine Months Ended
	September 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,209.1	$1,178.4
Less: Consolidated GA revenue	71.7	66.7
Less: Other revenue	47.1	22.0
Adjusted consolidated funeral revenue	$1,090.3	$1,089.7
Consolidated funeral services performed	211,012	207,873
Consolidated average revenue per funeral service	$5,167	$5,242
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the nine months ended September 30, 2012 and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Nine Months Ended
	September 30,
	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,141.8	$1,146.7
Less: Comparable GA revenue	70.4	66.5
Less: Other revenue	8.8	6.8
Adjusted comparable funeral revenue	$1,062.6	$1,073.4
Comparable funeral services performed	194,206	200,467
Comparable average revenue per funeral service	$5,472	$5,354
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $1,209.1 million in the first nine months ended September 30, 2012 compared to $1,178.4 million for the same period in 2011. This increase is primarily attributable to the $39.8 million of additional revenues as the result of acquisitions in 2012 and 2011. These increases were partially offset by a $4.9 million decrease in comparable revenues described below and a decline of $4.2 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable revenues from funeral operations were $1,141.8 million in the first nine months ended September 30, 2012 compared to $1,146.7 million for the same period in 2011. This decrease was primarily due to the 3.1% decrease in the number of comparable funeral services described below.
Funeral Services Performed
Our consolidated funeral services performed increased 1.5% during the first nine months ended September 30, 2012 compared to the same period in 2011, primarily as the result of acquisitions in 2012 and 2011 partially affected by a 3.1% decrease in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 45.1% in the first nine months ended September 30, 2012 increased from 44.4% in 2011. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service

Our consolidated average revenue per funeral service decreased $75, or 1.4%, in the first nine months ended September 30, 2012 compared to 2011, primarily as a result of our acquisition of Neptune which has a lower average, partially offset by the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral service increased $118, or 2.2%, in the first nine months ended September 30, 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and lower funeral trust fund income, the average revenue per funeral service grew approximately 2.5% despite an increase in cremation rates. This increase is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced dignity packaging, increased receptions and events offerings, and expansion of floral offerings through e-commerce solutions.
Funeral Gross Profits
Consolidated funeral gross profits increased $13.9 million, or 5.7%, in the first nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to $4.6 million of additional gross profits related to acquisitions that occurred in 2012 and 2011 and a $9.1 million increase in comparable gross profits described below.
Comparable funeral gross profits increased $9.1 million, or 3.8%, and the comparable gross margin percentage increased from 21.1% to 22.0% in the first nine months ended September 30, 2012 when compared to the same period in 2011 primarily as a result of lower merchandise expenses and lower selling expenses related to current year preneed sales initiatives, partially offset by a decrease in comparable revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $20.9 million, or 3.8%, in the first nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of the increase in comparable revenues described below. The increase was partially offset by a decline of $4.4 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $25.2 million, or 4.6%, primarily as a result of strong cemetery preneed property production during the first nine months ended September 30, 2012, partially offset by lower atneed revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $14.6 million, or 13.9%, in the first nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable gross profits described below.
Comparable cemetery gross profits increased $14.7 million, or 14.0%, and gross margin percentage increased from 19.2% to 20.9% in the first nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily the result of higher preneed revenues resulting from strong cemetery preneed production, partially offset by the following:

•	a $6.9 million increase in comparable selling cost resulting from higher production;

•	a $3.9 million increase in property expense; and

•	a $3.0 million increase in health insurance.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $81.9 million during the first nine months ended September 30, 2012 compared to $77.4 million for the same period in 2011. This increase is primarily due to higher incentive compensation expenses related to total shareholder return metrics. Also included in the first nine months ended September 30, 2012 are $4.5 million of costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $0.9 million net pre-tax gain on divestitures and impairment charges in the first nine months ended September 30, 2012, due to gains on indemnification reserves. In the first nine months ended September 30, 2011, we recognized a $15.3 million net pre-tax loss on divestitures and impairment charges due to the sale of underperforming locations in North America and losses on indemnification reserves.
Losses on Early Extinguishment of Debt, Net

     During the first nine months ended September 30, 2011, we purchased $40.0 million of our senior notes and debentures on the open market. As a result of these transactions, we recognized a loss of $3.5 million, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million cost to early extinguish debt.
Other Income, Net
Other income, net increased $3.0 million to $4.0 million during first nine months of 2012, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 35.8% and 33.5% for the nine months ended September 30, 2012 and 2011, respectively. We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the nine months ended September 30, 2011 is primarily due to that sale.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 220.3 million during the first nine months ended September 30, 2012, compared to 239.5 million in the same period of 2011. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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
Cost and market values as of September 30, 2012 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of September 30, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except that we have modified two of the risk factors to read as set forth below.
Unfavorable results of litigation, including currently pending class action cases concerning cemetery or burial practices, could have a material adverse impact on our financial statements.
We are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. One or more classes of plaintiffs have been certified in two of our currently pending cases relating to burial or cemetery practices. Although we are appealing the class certifications or seeking to de-certify the classes, an adverse result in these cases, or any of our other pending lawsuits or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, cash flows, and results of operations.
Cemetery burial practice claims could have a material adverse impact on our financial results.
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (1) burial practices of a different era that are judged today in hindsight as being outdated, and (2) alleged violations of our practices and procedures by one or more of our associates. For example, the Sands case described elsewhere in this Quarterly Report on Form 10-Q alleges improper burial practices dating from February 1985 to September 2009. In addition, since we acquired most of our cemeteries, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 31, 2012, we issued 1,267 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
As of September 30, 2012, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $77.3 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
July 1, 2012 — July 31, 2012	15,700	$12.00	15,700	$116,994,815
August 1, 2012 — August 31, 2012	1,676,776	$12.96	1,676,776	$95,268,065
September 1, 2012 — September 30, 2012	1,322,791	$13.60	1,322,791	$77,275,905
	3,015,267		3,015,267

Subsequent to September 30, 2012, we repurchased an additional 1,416,937 shares of common stock at an aggregate cost of $19.4 million, which is an average cost per share of $13.68. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $57.9 million.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2012		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2012 and 2011.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.