Form 10-K
period 2012-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2013-02-13
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $2,568,501,246 based upon a closing market price of $12.37 on June 29, 2012 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 11, 2013 was 211,115,601 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2013 Annual Meeting of Stockholders (Part III).

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
Cemetery Property — Developed lots, lawn crypts, and mausoleum spaces and undeveloped land we intend to develop.
Cemetery Merchandise and Services — Stone and bronze memorials, markers, merchandise installations, and burial openings and closings.
Cremation — The reduction of human remains to bone fragments by intense heat.
Funeral Merchandise and Services — Professional services relating to funerals and cremations and funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, and flowers.
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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At December 31, 2012, we operated 1,437 funeral service locations and 374 cemeteries (including 213 funeral service/cemetery combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as embalming, accounting, transportation, and personnel among funeral homes in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, SCI set out to apply this operating strategy through the acquisition of deathcare businesses in other markets. It was the beginning of a three-decade period of expansion that would create a North American network of nearly 1,400 funeral homes and cemeteries by the end of 1992. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America. By the end of 1999, our global network numbered more than 4,500 funeral service locations, cemeteries, and crematories in more than 20 countries.
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
Funeral and Cemetery Operations
Worldwide, we have 1,449 funeral service locations and 374 cemeteries (including 213 funeral service/cemetery combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, and Germany. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, and mausoleum spaces and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings.
We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and preneed cemetery contracts was $7.4 billion and $6.9 billion at December 31, 2012 and 2011, respectively.
Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. We have the largest number of combination locations in North America. Fifty seven percent of our cemeteries are part of a combination location. With the acquisition of Alderwoods, we acquired Rose Hills, which is the largest combination operation in the United States, performing over 4,500 funeral services and 8,000 cemetery interments per year.
In 2012 our operations in the United States and Canada were organized into 29 major markets, 45 metro markets, and 63 main street markets. Each market is led by a market director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.
The following table at December 31, 2012 provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Homes	Number of Cemeteries	Total
United States
Alabama	30	9	39
Arizona	35	11	46
Arkansas	8	—	8
California	136	30	166
Colorado	24	11	35
Connecticut	19	—	19
District of Columbia	1	—	1
Florida	111	54	165
Georgia	37	19	56
Hawaii	2	2	4
Idaho	6	1	7
Illinois	45	24	69
Indiana	45	9	54
Iowa	4	2	6
Kansas	8	2	10
Kentucky	15	4	19
Louisiana	27	5	32
Maine	11	—	11
Maryland	14	7	21
Massachusetts	29	—	29
Michigan	36	—	36
Minnesota	11	2	13
Mississippi	20	2	22
Missouri	19	5	24
Nebraska	2	—	2
Nevada	14	6	20
New Hampshire	6	—	6
New Jersey	21	—	21
New York	89	—	89
North Carolina	50	11	61
Ohio	44	11	55
Oklahoma	14	7	21
Oregon	11	3	14
Pennsylvania	23	17	40
Rhode Island	4	—	4
South Carolina	5	5	10
Tennessee	35	14	49
Texas	143	55	198

Utah	3	3	6
Vermont	4	—	4
Virginia	37	12	49
Washington	45	15	60
West Virginia	3	6	9
Wisconsin	16	—	16
Canada
Alberta	10	—	10
British Columbia	37	7	44
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	47	—	47
Quebec	45	—	45
Saskatchewan	15	—	15
Germany	12	—	12
Total	1,449	374	1,823

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2012, we owned approximately 88% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2012, our 374 cemeteries contained a total of approximately 26,467 acres, of which approximately 61% was developed.

A map of our locations in North America is presented below:

37
7
10
15
4
3
47
45
5
45
15
11
12
11
2
4
6
11
3
89
29
16
6
1
36
4
23
17
19
4
2
45
45
44
11
21
2
14
6
6
1
3
3
24
9
24
11
3
37
12
8
2
19
5
15
4
14
7
136
30
50
11
35
11
14
7
35
14
8
5
5
2
2
37
30
20
19
9
2
Funeral Homes
27
Cemeteries
143
55
5
111
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

Our strategies for growth can be categorized in three areas as follows:

Target Our Customer

While atneed marketing is very difficult in this industry, we continue to build on our extensive consumer research to market our products and services on a preneed basis. In 2012, our comparable cemetery preneed sales increased 10.2% over the previous year and comparable preneed funeral sales increased 3.6%. We are very proud of this success achieved in a challenging consumer environment. Our strategy to combine targeted direct mail, select media advertising, seminars, and the internet is generating quality preneed sales leads. During 2012, we continued to focus on enhanced training for sales management and sales counselors and also added additional sales management resources in certain markets aimed at increasing preneed sales production and sales counselor productivity. The aging population is also providing us with increasing opportunities. The majority of our preneed consumers are aged 60 and over. Currently, the number of Americans that are 60 and older are approximately 57 million and this number is expected to grow to more than 76 million by 2020, resulting in a growing number of people that will be interested in preneed options.

In an ever-changing world, we are focused on staying relevant to our consumers. We continue to develop new products and services including event and reception services, floral offerings, an enhanced cemetery merchandise program, and other contemporary products and services. During 2012, we improved our packaged offerings to provide greater flexibility and choice. We also invested in technology (tablet computers for our sales force) to improve and streamline our interaction with consumers.

With an increasing preference for cremation in North America, we are also focused on product and service offerings that appeal specifically to cremation customers. Additionally, we continue to build on our partnership with Neptune, the largest direct cremation company in North America, in which we bought a majority stake in June 2011.

Drive Operating Discipline and Leverage Our Scale

Our size and broad geographic network of businesses give us a significant advantage in this industry. We continue to drive operating discipline and leverage our scale through the standardization of processes and the use of key performance metrics for staffing and other operational and administrative activities. We continually examine our purchasing spend to look for ways to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. In 2012, we invested in a new purchase order and accounts payable system to streamline the handling, approval, and payment of vendor invoices as well as provide greater visibility into company expenditures. We also transitioned certain accounting and administrative functions to new outsource providers providing for greater efficiency.

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
Employees
At December 31, 2012, we employed 12,679 (12,651 in North America) individuals on a full-time basis and 7,888 (7,875 in North America) individuals on a part-time basis. Of the full-time employees, 11,988 were employed in the funeral and cemetery operations and 691 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. At December 31, 2012 and 2011, there were 7,284 and 7,664 employees who had elected to participate in our group health insurance plans. Eligible employees in the United States are participants in retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 3.2% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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
In connection with our preneed funeral and preneed cemetery merchandise and service sales, most affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds. Our earnings and investment gains and losses on these securities and mutual funds are affected by financial market conditions that are beyond our control.

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2012	2011	2010
Preneed funeral merchandise and service trust funds	12.4%	0.7%	12.3%
Preneed cemetery merchandise and service trust funds	13.4%	0.7%	14.0%
Perpetual care trust funds	10.5%	5.2%	13.0%
Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash, when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2013 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2012, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2012, we had unrealized losses of $7.4 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on the continued implementation of key revenue initiatives, preneed production, and cost management. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to achieve the levels of cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default of our indebtedness. If an event of default under our bank credit facility occurs, and such event of default continues unremedied for 30 days after we receive notice thereof, the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies cancelled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $180.6 million into state-mandated trust accounts as of December 31, 2012. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 19.3% of the total sale from the third-party insurance company. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.
The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.
Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.
Unfavorable results of litigation, including currently pending class action cases concerning cemetery or burial practices, could have a material adverse impact on our financial statements.
As discussed in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, cash flows, and results of operations.
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
If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.
Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our North American operations during 2012, 45.1% of the comparable funeral services we performed were cremation cases compared to 44.5% and 41.9% performed in 2011 and 2010, respectively. We continue to expand our cremation memorialization products and services, which have resulted in higher average revenues per cremation service performed. If we are unable to continue to successfully expand our cremation memorialization products and services, and cremations remain a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.
We may not be successful in maintaining our margins and may incur additional costs. On March 23, 2010, the Patient Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Cemetery burial practice claims could have a material adverse impact on our financial results.
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (1) burial practices of a different era that are judged today in hindsight as being outdated, and (2) alleged violations of our practices and procedures by one or more of our associates. For example, the Sands case described elsewhere in this Annual Report on Form 10-K alleges improper burial practices dating from February 1985 to September 2009. In addition, since we acquired most of our cemeteries, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.
The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2005 and various state jurisdictions are auditing years through 2010. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 9 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. Based on the results of our annual goodwill and non-amortizing intangible asset impairment tests in 2012, we concluded that there was no impairment of goodwill and recorded a $1.2 million impairment of certain tradenames. If economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $63.1 million as of December 31, 2012, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 13, 2013, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
R. L. Waltrip	82	Chairman of the Board	1962
Thomas L. Ryan	47	President and Chief Executive Officer	1999
Michael R. Webb	54	Executive Vice President and Chief Operating Officer	1998
Eric D. Tanzberger	44	Senior Vice President Chief Financial Officer and Treasurer	2000
Stephen M. Mack	61	Senior Vice President Middle Market Operations	1998
Elisabeth G. Nash	51	Senior Vice President Operations Services	2004
Gregory T. Sangalis	57	Senior Vice President General Counsel and Secretary	2007
Philip C. Jacobs	58	Senior Vice President and Chief Marketing Officer	2007
Steven A. Tidwell	51	Senior Vice President Sales and Merchandising	2010
Sumner J. Waring, III	44	Senior Vice President Operations	2002
John H. Faulk	37	Vice President Business Development	2010
Joseph A. Hayes	56	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Gerry D. Heard	48	Vice President Sales	2012
Albert R. Lohse	52	Vice President Litigation and Risk Management	2004
John Del Mixon, II	49	Vice President Information Technology	2010
Tammy R. Moore	45	Vice President and Corporate Controller	2010
Mr. Waltrip is the founder and Chairman of the Board of SCI. He has provided invaluable leadership to the Company for over 40 years. A licensed funeral director, Mr. Waltrip grew up in his family’s funeral business and assumed management of the firm in the 1950s. He began buying additional funeral homes in the 1960’s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2012, the network he began had grown to include more than 1,700 funeral service locations and cemeteries. Mr. Waltrip took the Company public in 1969. Mr. Waltrip holds a Bachelor’s degree in business administration from the University of Houston.
Mr. Ryan was elected Chief Executive Officer of the Company in February 2005 and has served as President of SCI since July 2002. Mr. Ryan joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a Bachelor’s degree in Business Administration from the University of Texas at Austin. Mr. Ryan serves as Chairman of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership, the Salvation Army Greater Houston Area Advisory Board and the Greater Houston Community Foundation Council. Mr. Ryan also serves on the University of Texas McCombs Business School Advisory Council. Other Directorships include Texas Industries, Inc. and Weingarten Realty Investors.
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
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include the human resources department. Mr. Sangalis previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a Bachelor’s degree in Finance from Indiana University and a Master of Business Administration from the University of Minnesota. He earned his Juris Doctorate from the University of Minnesota Law School.
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
Mr. Tidwell joined SCI as Vice President Main Street Market Operations in March 2010 and was promoted to Senior Vice President , Sales and Marketing in August 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May of 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone’s Senior Leadership Team to develop and implement organic growth strategies, as well as external growth and acquisition strategies. He began his career as a licensed Funeral Director and Embalmer in Nashville, Tennessee and has been actively involved in the funeral home and cemetery profession for three decades. He holds an Associate of Arts degree from John A. Gupton College and has attended executive management and leadership programs at the Harvard Business School, the Owen School of Business at Vanderbilt University, and the Center for Creative Leadership.
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
Mr. Heard was appointed Vice President Sales in August 2012. He began his career as a high school intern at a Company funeral home, where he continued to work while attending the University of Houston. In 1986, he joined the sales force as a Family Service Counselor and was promoted to the role of Sales Manager in 1989. Throughout his years with SCI, Mr. Heard was appointed to numerous leadership roles, including: Area Sales Director; Senior Managing Director of Sales, Houston and Gulf Regions; Managing Director of Sales for Middle Markets; Managing Director of North American Sales; and Senior Managing Director, Major Market Sales.
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
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees all onshore and offshore general accounting, internal and external reporting, trust administration, customer service, and financial planning and analysis. Prior to joining the Company, Mrs. Moore was a Certified Public Accountant with PricewaterhouseCoopers LLP for more than three years. She holds a Bachelor of Business Administration degree in Accounting from the University of Texas at San Antonio.
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
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2012, there were 5,755 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2012, we had 211,046,501 shares outstanding, net of 10,000 treasury shares.
In 2012, five dividends totaling $60.3 million were paid including the fourth quarter 2012 dividend. During 2011, we paid four quarterly cash dividends totaling $44.8 million. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2012		2011
	High	Low	High	Low
First quarter	$11.42	$10.55	$11.13	$8.12
Second quarter	$12.37	$10.59	$11.90	$10.81
Third quarter	$13.99	$12.33	$12.01	$8.44
Fourth quarter	$14.54	$13.38	$10.83	$8.69
Options in our common stock are primarily traded on the Philadelphia Stock Exchange and the Chicago Board Options Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2007, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Carriage

Services, Inc., Hillenbrand Inc., Matthews International Corp., and Stewart Enterprises, Inc. Hillenbrand Inc. is included in the Peer Group starting March 31, 2008 when it was spun off from Hillenbrand Industries, Inc. Prior to the spin-off, the Peer Group included Hillenbrand Industries, Inc. Rock of Ages Corporation was included in the Peer Group until January 19, 2011 when it was acquired by Swenson Granite, LLC. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending
For equity compensation plan information, see Part III of this Form 10-K.
On October 31, 2012 and December 31, 2012, we issued 1,177 and 1,134 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $1.5 billion of common stock at an average cost per share of $9.65. During the three months ended December 31, 2012, we repurchased 3.1 million shares of our common stock at an aggregate cost of $42.2 million including commissions (average cost per share of $13.74). In November 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $155 million to repurchase our common stock, bringing total authorization up to $200 million. The remaining dollar value of shares to be purchased under the share repurchase program was $190.1 million at December 31, 2012. As discussed in Item 1A, our credit agreement contains covenants that restrict our ability to repurchase our common stock. Pursuant to the program, we repurchased shares of our common stock during October and November of 2012 as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2012 — October 31, 2012	1,666,937	$13.70	1,666,937	54,442,874
November 1, 2012 — November 30, 2012	1,400,725	$13.80	1,400,725	190,132,279
	3,067,662		3,067,662

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2008 through December 31, 2012.
Selected Consolidated Financial Information

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$2,410.5	$2,316.0	$2,190.6	$2,053.5	$2,155.6
Income from continuing operations before cumulative effect of accounting changes	$154.1	$146.2	$127.0	$123.1	$97.6
Loss from discontinued operations, net of tax	$—	$—	$—	$—	$(0.4)
Net income	$154.1	$146.2	$127.0	$123.1	$97.2
Net income attributable to noncontrolling interests	$(1.6)	$(1.3)	$(0.6)	$—	$(0.1)
Net income attributable to common stockholders	$152.5	$144.9	$126.4	$123.1	$97.1
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$.71	$.62	$.51	$.49	$.38
Diluted	$.70	$.62	$.50	$.49	$.37
Net income attributable to common stockholders
Basic	$.71	$.62	$.51	$.49	$.38
Diluted	$.70	$.61	$.50	$.49	$.37
Cash dividends declared per share	$.23	$.20	$.16	$.16	$.16
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$9,683.6	$9,327.8	$9,190.5	$8,890.9	$8,110.9
Long-term debt (less current maturities), including capital leases	$1,916.6	$1,861.1	$1,832.4	$1,840.5	$1,821.4
Equity	$1,362.8	$1,412.2	$1,479.9	$1,482.8	$1,293.2
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$369.2	$388.1	$354.4	$372.1	$350.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2012, we operated 1,437 funeral service locations and 374 cemeteries (including 213 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.4 billion backlog of future revenues from both trust and insurance-funded sales at December 31, 2012, which is the result of preneed funeral and cemetery sales. Preneed arrangements provide us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary, merchandise costs, and other expense categories; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities we are developing memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $369.2 million in 2012. In addition, we have $380.4 million in excess borrowing capacity under our bank credit facility. We have no significant maturities of long-term debt until April 2015.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2012, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2012 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	3.10
Interest coverage ratio	3.00 (Min)	4.69
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
While the Company has no significant debt maturities until April 2015, we have chosen to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities. During the year ended December 31, 2012, we redeemed our 7.375% Senior Notes due October 2014 with principal totaling $180.7 million. During the year ended December 31, 2011, we bought our debt securities in the open market with principal totaling $46.0 million.
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
We continue to grow awareness for business growth initiatives such as Dignity Memorial, Dignity Planning, and DignityMemorial.com. These growth initiatives are generally not capital intensive. As such, we plan to fund these initiatives using our cash flow from operations. Additionally, we do not believe that these aforementioned initiatives materially impact our short term or long term liquidity needs.
We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. These capital investments include the construction of high-end cemetery property (such as private family estates) and the construction of funeral home facilities. We will also consider the acquisition of additional deathcare operations that fit our long-term customer-focused strategy, if such acquisitions have the proper return on investment. Our outlook for capital improvements at existing facilities and cemetery development expenditures in 2013 is $105 to $115 million.
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
Currently, we have approximately $190.1 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $18.9 million to $369.2 million in 2012 from $388.1 million in 2011. This decrease was driven by:

•	a $35.7 million increase in vendor payments resulting primarily from improved visibility into company expenditures as a result of our newly installed purchase order system;

•	a $21.6 million increase in payroll;

•	a $13.3 million decrease in net trust fund withdrawals;

•	a $17.0 million increase in cash tax payments; partially offset by,

•	a $58.9 million increase in cash receipts from customers resulting from increased revenues primarily from acquisitions and improved collection rates at existing locations; and

•	an $8.8 million increase in General Agency (GA) receipts due in part to acquisitions.
Net cash provided by operating activities increased $33.7 million to $388.1 million in 2011 from $354.4 million in 2010. This increase was driven by:

•	a $98.2 million increase in cash receipts from customers resulting from increased revenues primarily from acquisitions and improved collection rates at existing locations;

•	a $16.3 million increase in tax refunds and lower cash tax payments;

•	a $16.7 million increase in General Agency (GA) receipts due in part to acquisitions;

•	a $7.6 million increase in net trust fund withdrawals;

•	a $3.5 million increase in royalty income; partially offset by,

•	a $67.5 million increase in vendor payments resulting primarily from increases in variable costs from the Keystone acquisition;

•	a $39.3 million increase in employee compensation as a result of acquisitions; and

•	a $4.0 million increase in cash interest payments.
Investing Activities
Cash flows from investing activities used $175.0 million in 2012 compared to using $190.3 million in 2011. This decrease was primarily attributable to a decrease of $34.1 million in cash spent for acquisitions (primarily the Neptune acquisition in 2011) and a $2.7 million decrease in capital expenditures, partially offset by a $7.0 million decrease in withdrawals of restricted funds and a $14.6 million decrease in cash receipts from divestitures.
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
Financing Activities
Financing activities used $231.5 million in 2012 compared to using $238.7 million in 2011. This decrease was primarily driven by a $138.0 million increase in proceeds from the issuance of long-term debt (net of debt issuance costs), a $10.5 million decrease in the repurchases of Company common stock, a $10.2 million increase in proceeds from exercise of stock options, and a $7.0 million increase in bank overdrafts and other, partially offset by a $137.3 million increase in debt payments, a $15.5 million increase in dividend payments, a $3.0 million increase in purchases of non-controlling interest, and a $2.7 million increase in capital lease payments.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2012.

	Payments Due by Period
Contractual Obligations	2013	2014-2015	2016-2017	Thereafter	Total
		(Dollars in millions)
Debt maturities(1)	$31.4	$214.3	$624.7	$1,077.6	$1,948.0
Interest obligation on long-term debt(2)	124.2	238.8	184.1	256.0	803.1
Operating lease agreements(3)	12.1	18.5	13.5	45.3	89.4
Employment, consulting, and non-competition agreements(4)	8.4	12.5	7.8	10.7	39.4
Pension obligation(5)	3.5	6.6	5.3	9.4	24.8
Total contractual obligations	$179.6	$490.7	$835.4	$1,399.0	$2,904.7
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
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2012.

	Expiration by Period
Commercial and Contingent Obligations	2013	2014-2015	2016-2017	Thereafter	Total
		(Dollars in millions)
Surety obligations(1)	$180.6	$—	$—	$—	$180.6
Long-term obligations related to uncertain tax positions(2)	$3.1	95.5	2.5	84.5	185.6
Letters of credit(3)	—	—	33.0	—	33.0
Total commercial and contingent obligations	$183.7	$95.5	$35.5	$84.5	$399.2
_________________________________

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
In accordance with the Income Tax Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), we have recorded a liability for unrecognized tax benefits and related interest and penalties of $185.6 million as of December 31, 2012. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2012, the full amount of our letters of credit was supported by our Bank credit facility, which expires in March 2016.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from recent market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2012, we had unrealized losses of $7.4 million in the various trusts within these states.

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

	December 31, 2012	December 31, 2011
	(Dollars in millions)
Preneed funeral	$110.1	$116.6
Preneed cemetery:
Merchandise and services	114.6	116.6
Pre-construction	7.2	6.3
Bonds supporting preneed funeral and cemetery obligations	231.9	239.5
Bonds supporting preneed business permits	2.9	2.2
Other bonds	17.2	15.4
Total surety bonds outstanding	$252.0	$257.1
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $231.9 million in bonds supporting preneed funeral and cemetery obligations differs from the $180.6 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2012, 2011, and 2010, we had $18.4 million, $18.9 million, and $18.8 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
If a preneed funeral or cemetery contract is cancelled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2012. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $131.3 million and $136.0 million as of December 31, 2012 and 2011, respectively.
The cash flow activity over the life of a trust-funded preneed funeral or cemetery contract from the date of sale to its recognition or cancellation is captured in the following operating cash flow line items in our consolidated statement of cash flows:

•	Decrease in preneed funeral receivables, net and trust investments;

•	Increase in preneed cemetery receivables, net and trust investments;

•	Decrease in deferred preneed funeral revenue;

•	Increase in deferred preneed cemetery revenue;

•	Decrease in deferred preneed funeral receipts held in trust;

•	Decrease in deferred preneed cemetery receipts held in trust; and

•	Net income.
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

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2012 and 2011.

	North America
	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$143.0	$134.5
Sales production (number of contracts)	56,997	38,567
Maturities	$188.7	$209.3
Maturities (number of contracts)	53,360	47,476
Cemetery:
Sales production:
Preneed	$504.8	$458.9
Atneed	236.5	236.5
Total sales production	$741.3	$695.4
Sales production deferred to backlog:
Preneed	$206.1	$185.6
Atneed	176.3	178.0
Total sales production deferred to backlog	$382.4	$363.6
Revenue recognized from backlog:
Preneed	$171.2	$153.9
Atneed	176.3	178.3
Total revenue recognized from backlog	$347.5	$332.2

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 78% of our North America preneed funeral production relates to insurance-funded preneed funeral contracts in both 2012 and 2011.
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

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2012 and 2011, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$515.8	$475.5
Sales production (number of contracts) (1)	87,866	81,883
General agency revenue	$94.0	$86.8
Maturities	$316.6	$292.9
Maturities (number of contracts)	55,812	53,179
_________________________________

(1)	Amounts are not included in our consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2012 and 2011. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2012 and 2011. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	December 31, 2012		December 31, 2011
	Market	Cost	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.53	$0.53	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.34	1.32	1.27	1.29
	$1.87	$1.85	$1.85	$1.87
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.72	$1.70	$1.70	$1.72
Backlog of insurance-funded preneed funeral revenues	3.68	3.68	3.40	3.40
Total backlog of preneed funeral revenues	$5.40	$5.38	$5.10	$5.12

Preneed funeral receivables and trust investments	$1.54	$1.52	$1.48	$1.50
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.40	$1.38	$1.34	$1.36
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	3.68	3.68	3.40	3.40
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$5.08	$5.06	$4.74	$4.76

Deferred preneed cemetery revenues	$0.86	$0.86	$0.83	$0.83
Deferred preneed cemetery receipts held in trust	1.29	1.23	1.15	1.15
	$2.15	$2.09	$1.98	$1.98
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)
Total backlog of deferred cemetery revenues	$2.00	$1.94	$1.82	$1.82

Preneed cemetery receivables and trust investments	$1.82	$1.76	$1.60	$1.59
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.66	$1.60	$1.45	$1.44
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

Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor indirectly through SCI's wholly-owned registered investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets and (2) preserving capital within acceptable levels of volatility and risk. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.
As of the end of the year, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity investments and real estate investment trusts. These investments are typically structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2012, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Investment Performance

The trust fund income recognized over a period of years from these investment assets can be volatile. During the twelve months ended December 31, 2012, the Standard and Poor’s 500 Index increased approximately 16.0% and the Barclay’s Aggregate Index increased approximately 4.2%, while the combined SCI trust assets increased approximately 12.1%.

SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Years Ended December 31, 2012, 2011, and 2010
Management Summary
Key developments in 2012 were as follows:

•
Funeral gross profit increased $18.4 million, or 5.6%, due to higher case volume primarily from preneed memorial merchandise sales of The Neptune Society and higher General Agency revenues, partially offset by lower atneed revenues and higher selling-related expenses related to preneed sales initiatives.

•
Cemetery gross profit increased $28.3 million, or 19.1%, due to an increase in preneed property sales production and trust fund income, partially offset by higher selling-related expenses and property costs.

Results of Operations — Years Ended December 31, 2012, 2011, and 2010
In 2012, we reported consolidated net income attributable to common stockholders of $152.5 million ($0.70 per diluted share) compared to net income attributable to common stockholders in 2011 of $144.9 million ($0.61 per diluted share) and net income attributable to common stockholders in 2010 of $126.4 million ($0.50 per diluted share). These results were impacted by certain significant items that decreased earnings, including:

	2012	2011	2010
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(1,571)	$(1,774)	$(2,245)
After-tax losses from the early extinguishment of debt, net	$(14,366)	$(2,184)	$(5,928)
After-tax expenses related to acquisitions	$(5,905)	$(1,408)	$(9,383)
Change in certain tax reserves and other	$(620)	$(2,629)	$(5,033)
Consolidated Versus Comparable Results — Years Ended December 31, 2012, 2011, and 2010
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2012, 2011, and 2010. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2011 and ending December 31, 2012. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

2012	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,619.7	$89.9	$2.2	$1,527.6
Cemetery revenue	784.7	0.2	0.2	784.3
	2,404.4	90.1	2.4	2,311.9
Germany revenue	6.1	—	—	6.1
Total revenue	$2,410.5	$90.1	$2.4	$2,318.0
North America Gross Profits
Funeral gross profits (losses)	$348.7	$9.5	$(1.8)	$341.0
Cemetery gross profits (losses)	176.1	(0.4)	(0.2)	176.7
	524.8	9.1	(2.0)	517.7
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$525.2	$9.1	$(2.0)	$518.1

2011	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,566.9	$45.5	$7.1	$1,514.3
Cemetery revenue	742.5	—	4.9	737.6
	2,309.4	45.5	12.0	2,251.9
Germany revenue	6.6	—	—	6.6
Total revenue	$2,316.0	$45.5	$12.0	$2,258.5
North America Gross Profits
Funeral gross profits (losses)	$330.2	$4.5	$(1.0)	$326.7
Cemetery gross profits (losses)	147.8	(0.9)	0.3	148.4
	478.0	3.6	(0.7)	475.1
Germany gross profits	0.5	—	—	0.5
Total gross profits (losses)	$478.5	$3.6	$(0.7)	$475.6

2010	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,486.3	$0.3	$18.0	$1,468.0
Cemetery revenue	697.7	—	9.8	687.9
	2,184.0	0.3	27.8	2,155.9
Germany revenue	6.6	—	—	6.6
Total revenue	$2,190.6	$0.3	$27.8	$2,162.5
North America Gross Profits
Funeral gross profits (losses)	$316.1	$(0.4)	$(0.6)	$317.1
Cemetery gross profits (losses)	132.2	(0.5)	0.5	132.2
	448.3	(0.9)	(0.1)	449.3
Germany gross profits	0.9	—	—	0.9
Total gross profits (losses)	$449.2	$(0.9)	$(0.1)	$450.2
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2012, 2011, and 2010. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period.

	2012	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,625.8	$1,573.5	$1,492.9
Less: GA revenues	94.0	86.8	68.3
Less: Other revenues	64.7	37.1	11.2
Adjusted Consolidated funeral revenue	$1,467.1	$1,449.6	$1,413.4
Consolidated funeral services performed	283,516	277,983	270,351
Consolidated average revenue per funeral service	$5,175	$5,215	$5,228
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2012, 2011, and 2010. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period.

	2012	2011	2010
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,533.7	$1,520.9	$1,474.6
Less: GA revenues	92.1	86.6	68.1
Less: Other revenues	13.9	9.1	11.0
Adjusted Comparable funeral revenue	$1,427.7	$1,425.2	$1,395.5
Comparable funeral services performed	260,273	265,549	266,732
Comparable average revenue per funeral service	$5,485	$5,367	$5,232

Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations increased $52.3 million to $1,625.8 million for the year ended December 31, 2012 from $1,573.5 million for the same period in 2011. This increase is primarily attributable to the $12.8 million increase in comparable revenues described below and $44.4 million of additional revenues as the result of acquisitions in 2012 and 2011.

These increases were partially offset by a decline of $4.9 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable revenues from funeral operations were $1,533.7 million for the year ended December 31, 2012 compared to $1,520.9 million for the same period in 2011. This increase was primarily due to the 2.2% increase in average revenue per funeral service described below and a $5.5 million increase in GA revenues that resulted from increased preneed insurance production. These increases were partially offset by the 2.0% decrease in the number of comparable funeral services performed as described below.
Consolidated revenues from funeral operations increased $80.6 million in 2011 compared to the same period in 2010. This increase is primarily due to the increase in comparable revenues described below and $45.2 million of additional revenues as the result of acquisitions in 2011 and 2010, partially offset by a decline of $10.9 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Our comparable funeral revenues increased $46.3 million, or 3.1%, in 2011 compared to the same period in 2010 primarily as a result of the 2.6% increase in the average revenue per funeral service described below and an $18.5 million increase in GA revenues that resulted from increased preneed funeral insurance production.
Funeral Services Performed
Our consolidated funeral services performed increased 2.0% during the year ended December 31, 2012 compared to the same period in 2011, primarily as the result of acquisitions in 2012 and 2011, partially offset by a 2.0% decline in comparable funeral services performed noted below. Our comparable funeral services performed decreased 2.0% during the year ended December 31, 2012 compared to the same period in 2011. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2011. Our comparable cremation rate of 45.1% in 2012 increased from 44.5% and 41.9% in 2011 and 2010, respectively. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $40, or 0.8%, in 2012 compared to 2011, primarily as a result of our acquisition of Neptune which has a lower average, partially offset by the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral increased $118, or 2.2%, in 2012 compared to the same period in 2011. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service experienced 2.2% growth despite the increase in cremation rates. The increase is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced dignity packaging, increased receptions and events offerings, and expansion of floral offering through e-commerce solutions.
Funeral Gross Profit
Consolidated funeral gross profits increased $18.4 million in 2012 compared to the same period in 2011. This increase is primarily attributable to $5.0 million of additional gross profits related to acquisitions that occurred in 2012 and 2011 and the increase in comparable funeral gross profits described below.

Comparable funeral gross profits increased $14.2 million, or 4.3%, and the comparable gross margin percentage increased from 21.5% to 22.3% when compared to the same period in 2011 primarily as a result of the increase in comparable revenue described above and lower overall cost from enhancing the efficiency of our labor force, partially offset by a $5.5 million increase in heath insurance.
Consolidated funeral gross profits increased $13.7 million, or 4.3%, in 2011 as compared to 2010 primarily attributable to $4.9 million of additional profits related to acquisitions that occurred in 2011 and 2010 and the increase in comparable funeral gross profits described below.

•
Gross profit from our comparable funeral locations increased $9.2 million, or 2.9%, in 2011 compared to 2010. This increase is primarily a result of the increase in comparable revenue described above being more than offset by;

•
a $16.3 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	an $11.9 million increase in salary expense as the result of the Keystone acquisition; and

•	a $5.6 million increase in direct costs of services performed as the result of the increase in funeral revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $42.2 million, or 5.7%, in 2012 compared to 2011 primarily as a result of the increase in comparable revenues described below and $0.2 million in additional revenues generated by acquisitions in 2012 and 2011, partially offset by a decline of $4.7 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $46.7 million, or 6.3%, in 2012 when compared with 2011. This increase was primarily driven by a $42.8 million increase in recognized property revenues as a result of 2012 marketing initiatives and an $8.9 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2012 compared to 2011, partially offset by a $3.2 million decrease in royalty income.
Consolidated revenues from our cemetery operations increased $44.8 million, or 6.4%, in 2011 compared to 2010 primarily as a result of the increase in comparable revenues described below, partially offset by a decline of $4.9 million in revenues contributed by non-strategic assets that were divested throughout 2011 and 2010. Comparable cemetery revenues increased $49.7 million, or 7.2%, in 2011 when compared with 2010. This increase was primarily driven by a $45.3 million increase in recognized property revenues as a result of 2011 marketing initiatives and a $10.6 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2011 compared to 2010.
Cemetery Gross Profits
Consolidated cemetery gross profit increased $28.3 million, or 19.1%, in 2012 compared to 2011. This increase is primarily the result of the increase in comparable gross profits. Comparable cemetery gross profits increased $28.3 million, or 19.1%, and our comparable gross margin percentage increased from 20.1% to 22.5% in 2012 compared to the same period in 2011. This increase is primarily the result of higher preneed revenues resulting from strong cemetery preneed production, partially offset by;

•	a $9.3 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	a $5.2 million increase in property cost of sales as a result of higher property sales; and

•	a $2.6 million increase in health insurance.
Consolidated cemetery gross profit increased $15.6 million, or 11.8%, in 2011 compared to 2010. This increase is primarily the result of the increase in comparable gross profits. Comparable cemetery gross profits increased $16.2 million, or 12.3%, and our comparable gross margin percentage increased from 19.2% to 20.1% in 2011 compared to the same period in 2010. This increase is primarily the result of the increase in comparable revenues described above, partially offset by;

•	a $16.0 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	a $5.9 million increase in property and merchandise costs driven by higher revenues described above;

•	a $7.4 million increase in general and administrative expenses including employee related costs and other professional fees; and

•	a $4.2 million increase in maintenance expense driven by higher revenue.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $20.0 million to $123.9 million in 2012 compared to $103.9 million in 2011. The increase is primarily due to a $8.9 million increase in employee-related compensation plan expenses, a $6.9 million increase in acquisition and transition costs, and a $6.5 million increase in general liability insurance claims. General and administrative expenses increased $0.2 million to $103.9 million in 2011 compared to $103.7 million in 2010. The increase is primarily due to a $9.0 million increase in employee-related compensation plan expenses, partially offset by a $6.7 million decrease in acquisition and transition costs and a $1.8 million decrease in professional service fees.
(Losses) Gains on Divestitures and Impairment Charges, Net

In 2012, we recognized an $1.5 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
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
Interest Expense
Interest expense increased $1.3 million to $135.1 million in 2012 compared to $133.8 million in 2011. The increase in interest expense is primarily due to the November 2012 issuance of our 4.50% Senior Notes due November 2020 and an increase in our balance on the bank credit facility, offset by lower interest expenses incurred on early extinguished debt.
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
Losses on Early Extinguishment of Debt, Net
During 2012, we redeemed our 7.375% Senior Notes due October 2014 with an aggregate principal amount of $180.7 million. This transaction resulted in the recognition of a loss of $22.7 million recorded in Losses on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.3 million and $21.4 million in a make-whole provision paid in cash upon retiring the debt. This refinancing allowed the company to replace 7.375% debt due in 2014 with 4.5% debt due in 2020.
During 2011, we repaid $20.0 million of amounts drawn on our bank credit facility and made debt payments of $46.0 million, which included $3.8 million aggregate principal amount of our 7.875% Senior Notes due February 2013, $20.8 million aggregate principal amount of our 6.75% Senior Notes due April 2015, and $15.6 million aggregate principal amount of our 6.75% Senior Notes due April 2016. These transactions resulted in the recognition of a loss of $3.5 million recorded in Losses on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million in premium on the purchase of these notes.
During 2010, we repaid $260 million of amounts drawn on our bank credit facility and made debt payments of $122.2 million, which included $25.5 million aggregate principal amount of our 7.875% Debentures due February 2013, $70.5 million aggregate principal amount of our 7.375% Senior Notes due October 2014, $3.0 million aggregate principal amount of our 6.75% Senior Notes due April 2015, and $20.1 million aggregate principal amount of our 6.75% Senior Notes due April 2016. These transactions resulted in the recognition of a loss of $3.5 million recorded in Losses on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.4 million and $8.0 million in premium on the purchase of these notes.
Other Income (Expense), Net
Other income (expense), net increased $4.5 million to $3.7 million of income in 2012 compared to $0.8 million of expense in 2011, primarily due to a favorable foreign currency exchange impact between U.S. and Canadian subsidiaries.
Other income (expense), net decreased $3.8 million to $0.8 million of expense in 2011 compared to $3.0 million of income in 2010, primarily due to a favorable foreign currency exchange impact from liability settlements between U.S. and Canadian subsidiaries.
Provision for Income Taxes
The 2012 consolidated effective tax rate was 37.3%, compared to 35.2% and 42.1% in 2011 and 2010, respectively. We reached a partial settlement with the Internal Revenue Service ("IRS") in connection with its audit of our affiliate's, SCI Funeral and Cemetery Purchasing Cooperative, 2003 - 2005 federal income tax returns. As a result, the Company made a $6.6 million tax payment which reduced our tax expense by $3.1 million for adjustments to our "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. Our 2012 effective tax rate includes the benefit associated with the closure of that tax audit.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the year ended December 31, 2011 as compared to 2012 and 2010 was primarily due to that sale.
Our 2010 effective tax rate was negatively impacted by permanent book and tax basis differences related to North American asset divestitures. During 2010 we recognized US tax on the post-acquisition integration of certain Keystone entities into SCI's structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates.
During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from preneed sales of cemetery merchandise, and revenue from non-trusted customer payments for preneed funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with §481(a) of the US Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under §481(a) for 2010 of $190.3 million that represents a decrease in 2011 taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operation loss carryover. Although these changes had no tax impact on the overall effective tax rate, there was a savings in cash taxes including a refund of our 2010 Federal estimated tax payments of $7.1 million which was received in 2011.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 219.1 million in 2012, compared to 236.7 million in 2011, and 250.6 million in 2010. The decrease in all years reflects the impact of shares repurchased under our share repurchase program.

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

Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter with amounts recorded as of October 1, 2012, we concluded that there was no impairment of goodwill.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.9% to 6.2% over a five-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2012.
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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter using October 1 data, we estimated that the pre-tax savings would be 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $1.2 million impairment in (Losses) gains on divestitures and impairment charges, net on certain license assets.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2012.
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
Loss Contract Analysis

We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2012, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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

During the fourth quarter of 2010 the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend is less than current year earnings and other prior year earnings required to be permanently reinvested. At December 31, 2012 and 2011, U.S. income taxes had not been provided on $263.1 million and $93.0 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed, and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2010. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005 and have notified us that the 2008 through 2010 federal returns have been selected for audit. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the balance sheet within Other liabilities.
Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 4.05% and 4.41% as of December 31, 2012 and 2011, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
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
As of December 31, 2012, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2012 were approximately $335.3 million over 21.7 years. The selected fully developed ultimate settlement value estimated was $376.1 million for the same period. Paid losses were $324.6 million indicating a reserve requirement of $51.5 million.
At December 31, 2012 and 2011, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2010	$53.9
Additions	16.9
Payments	(18.2)
Balance at December 31, 2011	$52.6
Additions	31.4
Payments	(26.5)
Balance at December 31, 2012	$57.5

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
Cost and market values as of December 31, 2012 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2012 and 2011, approximately 87% and 89%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 6.28% and 6.69%, respectively. The fair market value of our debt was $219.7 million more than its carrying value at December 31, 2012. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $0.5 million. See Note 10 and 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk

At December 31, 2012 and 2011, our foreign currency exposure was primarily associated with the Canadian dollar and the Euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $2.3 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011.
At December 31, 2012, approximately 4% of our stockholders’ equity and 13% of our operating income was denominated in foreign currencies, primarily the Canadian dollar. Approximately 3% of our stockholders’ equity and 14% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2011. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2013

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$2,410,481	$2,316,040	$2,190,552
Costs and expenses	(1,885,254)	(1,837,504)	(1,741,329)
Gross profits	525,227	478,536	449,223
General and administrative expenses	(123,905)	(103,860)	(103,689)
(Losses) gains on divestitures and impairment charges, net	(1,533)	(10,977)	8,512
Operating income	399,789	363,699	354,046
Interest expense	(135,068)	(133,782)	(128,196)
Losses on early extinguishment of debt, net	(22,706)	(3,509)	(9,400)
Other income (expense), net	3,668	(772)	3,009
Income from continuing operations before income taxes	245,683	225,636	219,459
Provision for income taxes	(91,548)	(79,404)	(92,458)
Net income	154,135	146,232	127,001
Net income attributable to noncontrolling interests	(1,589)	(1,329)	(584)
Net income attributable to common stockholders	$152,546	$144,903	$126,417
Basic earnings per share:
Net income attributable to common stockholders	$0.71	$0.62	$0.51
Basic weighted average number of shares	215,712	234,242	248,871
Diluted earnings per share:
Net income attributable to common stockholders	$0.70	$0.61	$0.50
Diluted weighted average number of shares	219,066	236,669	250,602
Dividends declared per share	$0.23	$0.20	$0.16

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$154,135	$146,232	$127,001
Other comprehensive income:
Foreign currency translation adjustments	5,892	(6,925)	15,635
Total comprehensive income	160,027	139,307	142,636
Total comprehensive income attributable to noncontrolling interests	(1,616)	(1,320)	(593)
Total comprehensive income attributable to common stockholders	$158,411	$137,987	$142,043

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$92,708	$128,569
Receivables, net	105,521	103,892
Deferred tax assets	42,864	44,316
Inventories, net	24,560	25,513
Other	20,546	25,803
Total current assets	286,199	328,093
Preneed funeral receivables, net and trust investments	1,532,228	1,478,865
Preneed cemetery receivables, net and trust investments	1,826,835	1,595,940
Cemetery property, at cost	1,489,948	1,497,703
Property and equipment, net	1,641,101	1,618,361
Goodwill, net	1,382,410	1,361,493
Deferred charges and other assets	425,267	430,851
Cemetery perpetual care trust investments	1,099,580	1,016,506
Total assets	$9,683,568	$9,327,812
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$373,783	$358,904
Current maturities of long-term debt	31,429	23,554
Income taxes	6,892	3,150
Total current liabilities	412,104	385,608
Long-term debt	1,916,621	1,861,116
Deferred preneed funeral revenues	536,647	575,546
Deferred preneed cemetery revenues	861,148	833,303
Deferred tax liability	471,198	405,615
Other liabilities	399,950	414,773
Deferred preneed funeral and cemetery receipts held in trust	2,624,321	2,424,356
Care trusts’ corpus	1,098,752	1,015,300
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 211,056,501 and 224,665,395 shares issued, respectively, and 211,046,501 and 222,955,853 shares outstanding, respectively	211,047	222,956
Capital in excess of par value	1,307,058	1,430,330
Accumulated deficit	(286,795)	(367,044)
Accumulated other comprehensive income	111,717	105,852
Total common stockholders’ equity	1,343,027	1,392,094
Noncontrolling interests	19,800	20,101
Total equity	1,362,827	1,412,195
Total liabilities and equity	$9,683,568	$9,327,812

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
		(In thousands)
Cash flows from operating activities:
Net income	$154,135	$146,232	$127,001
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishments of debt, net	22,706	3,509	9,400
Depreciation and amortization	120,227	118,047	116,391
Amortization of intangible assets	23,853	25,591	25,197
Amortization of cemetery property	44,976	40,046	32,418
Amortization of loan costs	4,905	4,436	4,266
Provision for doubtful accounts	9,705	9,251	8,155
Provision for deferred income taxes	72,984	66,512	76,934
Losses (gains) on divestitures and impairment charges, net	1,533	10,977	(8,512)
Share-based compensation	10,983	9,144	8,878
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(9,737)	(3,322)	(14,561)
(Increase) decrease in other assets	(6,714)	6,815	2,603
Increase in payables and other liabilities	25,240	14,610	16,374
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	38,902	69,688	45,988
Decrease in deferred preneed funeral revenue	(41,813)	(32,158)	(14,778)
Decrease in deferred preneed funeral receipts held in trust	(22,357)	(50,591)	(36,322)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(96,837)	(65,581)	(53,224)
Increase in deferred preneed cemetery revenue	20,817	23,636	10,558
Decrease in deferred preneed cemetery receipts held in trust	(587)	(9,419)	(648)
Other	(3,675)	689	(1,739)
Net cash provided by operating activities	369,246	388,112	354,379
Cash flows from investing activities:
Capital expenditures	(115,628)	(118,375)	(97,899)
Acquisitions	(65,463)	(99,570)	(299,083)
Proceeds from divestitures and sales of property and equipment	9,953	24,529	90,835
Other	(3,816)	3,159	26,437
Net cash used in investing activities	(174,954)	(190,257)	(279,710)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	227,507	85,000	510,000
Debt issuance costs	(4,500)	—	(11,828)
Payments of debt	(1,145)	(22,774)	(263,063)
Early extinguishment of debt	(202,140)	(43,194)	(119,105)
Principal payments on capital leases	(25,760)	(23,030)	(46,214)
Proceeds from exercise of stock options	18,389	8,227	1,759
Purchase of Company common stock	(186,766)	(197,302)	(116,878)
Payments of dividends	(60,296)	(44,795)	(40,001)
Purchase of noncontrolling interest	(3,000)	—	—
Bank overdrafts and other	6,199	(798)	(2,856)
Net cash used in financing activities	(231,512)	(238,666)	(88,186)
Effect of foreign currency	1,359	(1,466)	4,618
Net decrease in cash and cash equivalents	(35,861)	(42,277)	(8,899)
Cash and cash equivalents at beginning of period	128,569	170,846	179,745
Cash and cash equivalents at end of period	$92,708	$128,569	$170,846
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2009	$254,027	$(10)	$1,735,493	$(603,876)	$97,142	$12	$1,482,788
Comprehensive income				126,417	15,626	593	142,636
Tax benefits related to share-based awards			(229)				(229)
Dividends declared on common stock ($.16 per share)			(39,442)				(39,442)
Stock option exercises	431		1,328				1,759
Restricted stock award, net of forfeitures and other	532		(532)				—
Employee share-based compensation earned			8,878				8,878
Purchase of Company common stock		(14,008)	(102,870)				(116,878)
Noncontrolling interest payments						(113)	(113)
Retirement of treasury shares	(12,973)	12,973					—
Other	3	60	486				549
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948

Comprehensive income				144,903	(6,916)	1,320	139,307
Dividends declared on common stock ($.20 per share)			(46,171)				(46,171)
Stock option exercises	1,208		7,019				8,227
Restricted stock awards, net of forfeitures and other	539		(539)				—
Employee share-based compensation earned			9,144				9,144
Purchase of Company common stock		(19,899)	(142,915)	(34,488)			(197,302)
Acquisition						18,857	18,857
Noncontrolling interest payments						(568)	(568)
Retirement of treasury shares	(19,174)	19,174					—
Other	73		680				753
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195

Comprehensive income				152,546	5,865	1,616	160,027
Dividends declared on common stock ($.23 per share)			(49,253)				(49,253)
Stock option exercises	2,993		15,396				18,389
Restricted stock awards, net of forfeitures	483		(483)				—
Employee share-based compensation earned			10,983				10,983
Purchase of Company common stock		(15,467)	(99,002)	(72,297)			(186,766)
Purchase of Non-controlling Interest			(1,762)			(1,238)	(3,000)
Noncontrolling interest payments						(679)	(679)
Retirement of treasury shares	(17,167)	17,167					—
Other	82		849				931
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(286,795)	$111,717	$19,800	$1,362,827
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries primarily operating in the United States and Canada. Our operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses.
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services, is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, and mausoleum spaces and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain merchandise and services to be provided in the future.

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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012, the majority of our cash was invested in commercial paper. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
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
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $45.0 million, $40.0 million, and $32.4 million for the years ended December 31, 2012, 2011, and 2010 respectively.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $120.2 million, $118.0 million, and $116.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.
Leases
We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2012. Lease terms related to funeral home properties generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.
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
In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill (the "qualitative assessment"). If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach.
Our goodwill impairment test involves estimates and management judgment. In assessing our goodwill for impairment, we elected not to perform the qualitative assessment. Therefore, in the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI and its competitors. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on our most recent annual impairment test performed during the fourth quarter, we concluded that there was no impairment of goodwill as of December 31, 2012.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.9% to 6.2% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. We used an 8.5% discount rate, which reflected our weighted average cost of capital based on our capital structure, as adjusted for equity risk premiums. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2012.
Other Intangible Assets

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would be 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at an 8.7% discount rate based on the relative risk of these assets to our overall business. Based on our annual impairment test performed during the fourth quarter, we recorded a $1.2 million impairment on certain of our tradename intangible assets as of December 31, 2012.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2012.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives of two to forty years.
Valuation of Long-Lived Assets
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. Under this guidance, long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. No long-lived asset impairment reviews were required in 2012.
Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We determined the fair value of assets to be disposed of using a market approach. See Note 20 for additional information related to assets to be disposed.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 14, 2012, we canceled 17.2 million shares of common stock held in our treasury. We canceled 19.2 million and 13.0 million shares of common stock held in our treasury in 2011 and 2010, respectively. These retired treasury shares were changed to authorized but unissued status.
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
The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income (expense), net in the consolidated statement of operations. We do not have an investment in foreign operations considered to be in highly inflationary economies.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements and Disclosure

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In May 2011, the FASB amended the FVM&D Topic of the ASC that expands disclosures about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the inputs into the valuation. The amendment also requires that items that are not measured at fair value but for which the fair value is disclosed also disclose the level in the fair value hierarchy in which those items were categorized. We adopted the amended guidance in 2012 and the appropriate disclosures are contained in Notes 4, 5, and 6.
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Comprehensive Income
In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to require the disclosure of the components of other comprehensive income, which we currently disclose elsewhere in our filings, be shown as either part of one statement of comprehensive income or as a separate statement of other comprehensive income immediately following the income statement. We adopted the amended guidance in 2012 and a separate Statement of Comprehensive Income is included herein.

3.	Recent Accounting Pronouncements and Accounting Changes
Intangible Testing
In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2013 and adoption is not expected to impact our consolidated financial condition or results of operations.

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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2012	2011	2010
		(In thousands)
Deposits	$81,601	$72,750	$80,027
Withdrawals	100,635	109,013	103,418
Purchases of available-for-sale securities	563,628	527,681	467,221
Sales of available-for-sale securities	555,709	610,917	479,128
Realized gains from sales of available-for-sale securities	60,833	61,272	36,807
Realized losses from sales of available-for-sale securities	(21,454)	(41,162)	(46,601)
The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2012	2011
	(In thousands)
Trust investments, at market	$977,973	$892,685
Cash and cash equivalents	85,943	101,111
Insurance-backed fixed income securities	273,098	277,650
Trust investments	1,337,014	1,271,446
Receivables from customers	236,796	246,601
Unearned finance charge	(8,645)	(5,425)
	1,565,165	1,512,622
Allowance for cancellation	(32,937)	(33,757)
Preneed funeral receivables and trust investments	$1,532,228	$1,478,865

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2012	2011	2010
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,478,865	$1,424,557	$1,356,353
Net preneed contract sales	127,588	111,447	126,121
Cash receipts from customers, net of refunds	(125,625)	(106,489)	(99,142)
Deposits to trust	81,601	72,750	80,027
Acquisitions (dispositions) of businesses, net	6,021	143,252	29,607
Net undistributed investment (losses) earnings (1)	84,611	(11,348)	82,097
Maturities and distributed earnings	(126,130)	(148,820)	(140,593)
Change in cancellation allowance	1,758	(30)	(1,140)
Effect of foreign currency and other	3,539	(6,454)	(8,773)
Ending balance — Preneed funeral receivables and trust investments	$1,532,228	$1,478,865	$1,424,557
_________________________________

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at December 31, 2012 and 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,594	$5,072	$(880)	$109,786
Canadian government	2	110,399	861	(113)	111,147
Corporate	2	51,611	2,531	(623)	53,519
Residential mortgage-backed	2	3,123	57	(8)	3,172
Asset-backed	2	129	3	—	132
Equity securities:
Preferred stock	2	3,603	211	(103)	3,711
Common stock:
United States	1	230,971	38,514	(6,903)	262,582
Canada	1	23,284	2,598	(1,271)	24,611
Other international	1	18,089	1,874	(658)	19,305
Mutual funds:
Equity	1	145,589	10,097	(6,728)	148,958
Fixed income	1	225,365	7,314	(10,252)	222,427
Private equity	3	36,626	221	(18,968)	17,879
Other	3	542	202	—	744
Trust investments		$954,925	$69,555	$(46,507)	$977,973

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$77,299	$4,565	$(373)	$81,491
Canadian government	2	114,586	838	(109)	115,315
Corporate	2	49,210	1,849	(770)	50,289
Residential mortgage-backed	2	3,292	71	(34)	3,329
Asset-backed	2	126	6	—	132
Equity securities:
Preferred stock:	2	2,041	50	(153)	1,938
Common stock:
United States	1	258,738	40,992	(22,715)	277,015
Canada	1	23,986	2,511	(1,771)	24,726
Other international	1	18,954	1,045	(1,296)	18,703
Mutual funds:
Equity	1	134,383	2,384	(18,982)	117,785
Fixed income	1	193,134	5,044	(13,114)	185,064
Private equity	3	35,017	218	(19,249)	15,986
Other	3	484	428	—	912
Trust investments		$911,250	$60,001	$(78,566)	$892,685
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
The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted up to 60% for risk and up to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2012, our unfunded commitment for our private equity and other investments was $11.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
Fair market value, beginning balance at January 1,	$16,898	$21,359	$12,052
Net unrealized losses included in Accumulated other comprehensive income (1)	(562)	(5,234)	(3,949)
Net realized losses included in Other income (expense), net (2)	(60)	(92)	(530)
Purchases	—	18	7,343
Sales	(9)	(8,156)	(108)
Contributions	4,664	10,392	7,213
Distributions and other	(2,308)	(1,389)	(662)
Fair market value, ending balance at December 31,	$18,623	$16,898	$21,359
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

Maturity dates of our fixed income securities range from 2013 to 2053. Maturities of fixed income securities at December 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$130,132
Due in one to five years	61,407
Due in five to ten years	51,279
Thereafter	34,938
$277,756
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $38.7 million, $37.7 million, and $29.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the years ended December 31, 2012, 2011, and 2010, we recorded a $0.8 million, an $24.7 million, and a $8.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following tables.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,357	$(803)	$6,741	$(77)	$29,098	$(880)
Canadian government	7,912	(113)	—	—	7,912	(113)
Corporate	7,809	(347)	4,283	(276)	12,092	(623)
Residential mortgage-backed	956	(8)	—	—	956	(8)
Equity securities:
Preferred Stock	1,220	(93)	52	(10)	1,272	(103)
Common stock:
United States	70,752	(4,694)	9,089	(2,209)	79,841	(6,903)
Canada	6,592	(652)	2,516	(619)	9,108	(1,271)
Other international	7,606	(521)	608	(137)	8,214	(658)
Mutual funds:
Equity	6,779	(126)	26,340	(6,602)	33,119	(6,728)
Fixed income	38,686	(1,021)	24,131	(9,231)	62,817	(10,252)
Private equity	—	—	17,389	(18,968)	17,389	(18,968)
Total temporarily impaired securities	$170,669	$(8,378)	$91,149	$(38,129)	$261,818	$(46,507)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,977	$(90)	$8,709	$(283)	$15,686	$(373)
Canadian government	9,597	(109)	—	—	9,597	(109)
Corporate	17,328	(692)	662	(78)	17,990	(770)
Residential mortgage-backed	600	(4)	295	(30)	895	(34)
Equity securities:
Preferred Stock	1,244	(153)	—	—	1,244	(153)
Common stock:
United States	84,450	(18,120)	14,924	(4,595)	99,374	(22,715)
Canada	8,448	(1,491)	513	(280)	8,961	(1,771)
Other international	7,263	(615)	2,403	(681)	9,666	(1,296)
Mutual funds:
Equity	76,559	(9,173)	26,053	(9,809)	102,612	(18,982)
Fixed income	68,378	(5,500)	9,314	(7,614)	77,692	(13,114)
Private equity	1,977	(3,499)	13,502	(15,750)	15,479	(19,249)
Total temporarily impaired securities	$282,821	$(39,446)	$76,375	$(39,120)	$359,196	$(78,566)
Deferred Preneed Funeral Revenues
At December 31, 2012 and 2011, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Beginning balance — Deferred preneed funeral revenues, net	$575,546	$580,223	$596,966
Net preneed contract sales	103,341	105,866	112,678
(Dispositions) acquisitions of businesses, net	(4,491)	142,026	26,816
Net investment (losses) earnings (1)	83,788	(12,164)	83,605
Recognized deferred preneed revenues	(164,037)	(182,408)	(151,484)
Change in cancellation allowance	1,304	(1,526)	(761)
Change in deferred preneed funeral receipts held in trust	(61,068)	(57,936)	(69,694)
Effect of foreign currency and other	2,264	1,465	(17,903)
Ending balance — Deferred preneed funeral revenues, net	$536,647	$575,546	$580,223
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
Insurance-Funded Preneed Funeral Contracts
Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2012, 2011, and 2010 were $94.0 million, $86.8 million, and $68.3 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
		(In thousands)
Deposits	$98,130	$98,121	$96,864
Withdrawals	98,738	109,382	100,474
Purchases of available-for-sale securities	746,761	595,683	638,368
Sales of available-for-sale securities	700,091	525,534	592,813
Realized gains from sales of available-for-sale securities	87,665	67,167	43,413
Realized losses from sales of available-for-sale securities	(29,397)	(46,889)	(51,771)
The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2012	2011
	(In thousands)
Trust investments, at market	$1,204,084	$1,051,464
Cash and cash equivalents	86,923	104,554
Insurance-backed fixed income securities	9	5
Trust investments	1,291,016	1,156,023
Receivables from customers	614,599	517,917
Unearned finance charges	(29,471)	(33,766)
	1,876,144	1,640,174
Allowance for cancellation	(49,309)	(44,234)
Preneed cemetery receivables and trust investments	$1,826,835	$1,595,940
The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2012	2011	2010
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$1,595,940	$1,563,893	$1,382,717
Net preneed contract sales	501,654	468,850	423,985
Acquisitions (dispositions) of businesses, net	1,124	(5,500)	5,508
Net undistributed investment earnings (losses) (1)	133,351	(24,407)	121,225
Cash receipts from customers, net of refunds	(417,965)	(403,524)	(373,071)
Deposits to trust	98,130	98,121	96,864
Maturities, deliveries, and associated earnings	(98,738)	(109,382)	(100,474)
Change in cancellation allowance	(3,481)	(759)	(3,764)
Effect of foreign currency and other	16,820	8,648	10,903
Ending balance — Preneed cemetery receivables and trust investments	$1,826,835	$1,595,940	$1,563,893
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2012 and 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,630	$7,925	$(841)	$106,714
Canadian government	2	17,562	402	(83)	17,881
Corporate	2	43,515	2,456	(775)	45,196
Residential mortgage-backed	2	150	4	—	154
Equity securities:
Preferred stock	2	5,840	334	(196)	5,978
Common stock:
United States	1	363,190	71,613	(7,716)	427,087
Canada	1	16,026	2,862	(846)	18,042
Other international	1	29,889	3,687	(857)	32,719
Mutual funds:
Equity	1	279,265	19,520	(9,921)	288,864
Fixed income	1	251,687	10,975	(19,350)	243,312
Private equity	3	32,785	77	(15,175)	17,687
Other	3	407	44	(1)	450
Trust investments		$1,139,946	$119,899	$(55,761)	$1,204,084

		December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,022	$6,438	$(313)	$57,147
Canadian government	2	16,566	381	(24)	16,923
Corporate	2	42,803	2,033	(961)	43,875
Residential mortgage-backed	2	167	5	(2)	170
Equity securities:
Preferred stock:	2	3,365	86	(270)	3,181
Common stock:
United States	1	408,075	71,138	(30,454)	448,759
Canada	1	18,289	2,547	(1,780)	19,056
Other international	1	30,501	1,843	(1,536)	30,808
Mutual funds:
Equity	1	197,523	3,317	(24,911)	175,929
Fixed income	1	248,529	11,670	(20,238)	239,961
Private equity	3	30,783	53	(15,617)	15,219
Other	3	306	130	—	436
Trust investments		$1,047,929	$99,641	$(96,106)	$1,051,464
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by up to 60% for risk and up to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2012, our unfunded commitment for our private equity and other investments was $12.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Fair market value, beginning balance at January 1,	$15,655	$6,251	$4,341
Net unrealized gains (losses) included in Accumulated other comprehensive income (1)	128	286	(4,304)
Net realized losses included in Other income (expense), net (2)	(66)	(101)	(529)
Sales	—	—	(48)
Contributions	4,932	10,795	7,508
Distributions and other	(2,512)	(1,576)	(717)
Fair market value, ending balance at December 31	$18,137	$15,655	$6,251
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

Maturity dates of our fixed income securities range from 2013 to 2042. Maturities of fixed income securities (excluding mutual funds) at December 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$11,346
Due in one to five years	57,577
Due in five to ten years	48,778
Thereafter	52,244
$169,945
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $27.7 million, $20.7 million, and $15.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the years ended December 31, 2012, 2011, and 2010, we recorded a $0.8 million, a $28.7 million, and a $5.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following tables:

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,626	$(841)	$—	$—	$28,626	$(841)
Canadian government	5,319	(83)	—	—	5,319	(83)
Corporate	14,060	(571)	2,137	(204)	16,197	(775)
Equity securities:
Preferred stock:	1,497	(143)	126	(53)	1,623	(196)
Common stock:
United States	82,989	(5,624)	11,131	(2,092)	94,120	(7,716)
Canada	3,114	(461)	1,115	(385)	4,229	(846)
Other international	9,056	(655)	741	(202)	9,797	(857)
Mutual funds:
Equity	28,132	(1,427)	43,172	(8,494)	71,304	(9,921)
Fixed income	54,533	(2,205)	29,104	(17,145)	83,637	(19,350)
Private equity	46	(17)	17,136	(15,158)	17,182	(15,175)
Other	8	—	378	(1)	386	(1)
Total temporarily impaired securities	$227,380	$(12,027)	$105,040	$(43,734)	$332,420	$(55,761)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,736	$(51)	$3,038	$(262)	$4,774	$(313)
Canadian government	4,024	(24)	—	—	4,024	(24)
Corporate	15,044	(850)	1,747	(111)	16,791	(961)
Residential mortgage-backed	2	(1)	15	(1)	17	(2)
Equity securities:
Preferred stock:	1,583	(270)	—	—	1,583	(270)
Common stock:
United States	123,849	(26,401)	17,085	(4,053)	140,934	(30,454)
Canada	7,694	(1,260)	366	(520)	8,060	(1,780)
Other international	8,654	(629)	3,772	(907)	12,426	(1,536)
Mutual funds:
Equity	115,725	(11,222)	36,398	(13,689)	152,123	(24,911)
Fixed income	48,950	(7,686)	9,367	(12,552)	58,317	(20,238)
Private equity	466	(254)	14,213	(15,363)	14,679	(15,617)
Total temporarily impaired securities	$327,727	$(48,648)	$86,001	$(47,458)	$413,728	$(96,106)
Deferred Preneed Cemetery Revenues
At December 31, 2012 and 2011, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise is delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2012	2011	2010
	(In thousands)
Beginning balance — Deferred preneed cemetery revenues	$833,303	$813,493	$817,543
Net preneed and atneed deferred sales	380,887	363,523	349,786
Acquisitions (dispositions) of businesses, net	1,089	(10,861)	1,090
Net investment earnings (losses) (1)	130,012	(26,431)	117,331
Recognized deferred preneed revenues	(363,072)	(350,356)	(347,996)
Change in cancellation allowance	3,968	802	(2,457)
Change in deferred preneed cemetery receipts held in trust	(133,612)	37,173	(125,974)
Effect of foreign currency and other	8,573	5,960	4,170
Ending balance — Deferred preneed cemetery revenues	$861,148	$833,303	$813,493
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).

6.	Cemetery Perpetual Care Trusts
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

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our consolidated statement of cash flows.
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2012	2011	2010
	(In thousands)
Deposits	$24,869	$23,785	$22,828
Withdrawals	33,177	34,737	41,418
Purchases of available-for-sale securities	252,021	444,616	442,219
Sales of available-for-sale securities	136,391	410,175	365,017
Realized gains from sales of available-for-sale securities	11,463	34,275	11,753
Realized losses from sales of available-for-sale securities	(6,595)	(16,310)	(9,792)
The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2012	2011
	(In thousands)
Trust investments, at market	$1,045,568	$952,573
Cash and cash equivalents	54,012	63,933
Cemetery perpetual care trust investments	$1,099,580	$1,016,506
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2012 and 2011 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$45	$(1)	$864
Canadian government	2	30,159	709	(140)	30,728
Corporate	2	22,877	537	(51)	23,363
Residential mortgage-backed	2	1,498	41	(2)	1,537
Asset-backed	2	161	10	—	171
Equity securities:
Preferred stock	2	5,637	61	(938)	4,760
Common stock:
United States	1	163,173	19,609	(3,389)	179,393
Canada	1	8,954	1,568	(731)	9,791
Other international	1	14,693	1,392	(447)	15,638
Mutual funds:
Equity	1	16,999	2,102	(211)	18,890
Fixed income	1	680,921	61,172	(441)	741,652
Private equity	3	24,727	338	(13,943)	11,122
Other	3	9,653	1,110	(3,104)	7,659
Cemetery perpetual care trust investments		$980,272	$88,694	$(23,398)	$1,045,568

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2011
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$981	$39	$—	$1,020
Canadian government	2	29,015	686	(43)	29,658
Corporate	2	21,197	528	(134)	21,591
Residential mortgage-backed	2	1,662	53	(13)	1,702
Asset-backed	2	83	2	(1)	84
Equity securities:
Preferred stock	2	6,475	18	(1,146)	5,347
Common stock:
United States	1	141,880	14,443	(9,113)	147,210
Canada	1	13,374	1,483	(1,423)	13,434
Other international	1	16,836	1,314	(1,421)	16,729
Mutual funds:
Equity	1	21,801	1,598	(579)	22,820
Fixed income	1	654,883	29,758	(9,402)	675,239
Private equity	3	23,212	374	(12,737)	10,849
Other	3	8,018	850	(1,978)	6,890
Cemetery perpetual care trust investments		$939,417	$51,146	$(37,990)	$952,573
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
The valuation of private equity and other alternative investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by up to 60% for risk and up to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Treasury department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2012, our unfunded commitment for our private equity and other investments was $5.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
Fair market value, beginning balance	$17,739	$17,089	$14,943
Net unrealized gains included in Accumulated other comprehensive income (1)	2,683	7,400	7,018
Net realized losses included in Other income (expense), net (2)	(205)	(310)	(2,613)
Sales	(26)	(44)	(155)
Contributions	4,171	118	11,140
Distributions and other	(5,581)	(6,514)	(13,244)
Fair market value, ending balance	$18,781	$17,739	$17,089

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

Maturity dates of our fixed income securities range from 2013 to 2041. Maturities of fixed income securities at December 31, 2012 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$9,578
Due in one to five years	22,963
Due in five to ten years	22,830
Thereafter	1,292
$56,663
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $44.7 million, $43.0 million, and $38.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the years ended December 31, 2012, 2011, and 2010, we recorded a $0.8 million, a $0.7 million, and a $7.8 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following table:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	In Loss Position Less Than 12 Months			In Loss Position Greater Than 12 Months		Total
	Fair Market Value		Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
				(In thousands)
Fixed income securities:
U.S. Treasury	$373		$(1)	$—	$—	$373	$(1)
Canadian government	9,145		(140)	—	—	9,145	(140)
Corporate	5,439		(33)	1,886	(18)	7,325	(51)
Residential mortgage-backed	183		(2)	—	—	183	(2)
Equity securities:
Preferred stock	3,115		(639)	973	(299)	4,088	(938)
Common stock:
United States	38,323		(2,403)	7,495	(986)	45,818	(3,389)
Canada	1,246		(281)	1,055	(450)	2,301	(731)
Other international	4,712		(389)	696	(58)	5,408	(447)
Mutual funds:
Equity	2,654		(127)	404	(84)	3,058	(211)
Fixed income	10,552		(37)	31,837	(404)	42,389	(441)
Private equity	—		—	10,752	(13,943)	10,752	(13,943)
Other	—		—	6,308	(3,104)	6,308	(3,104)
Total temporarily impaired securities	$75,742	—	$(4,052)	$61,406	$(19,346)	$137,148	$(23,398)

	December 31, 2011
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	7,057	(43)	—	—	7,057	(43)
Corporate	3,854	(73)	1,456	(61)	5,310	(134)
Residential mortgage-backed	58	(1)	127	(12)	185	(13)
Asset-backed	51	(1)	—	—	51	(1)
Equity securities:
Preferred stock	4,393	(1,116)	21	(30)	4,414	(1,146)
Common stock:
United States	39,716	(5,459)	9,055	(3,654)	48,771	(9,113)
Canada	4,402	(772)	565	(651)	4,967	(1,423)
Other international	5,738	(1,226)	104	(195)	5,842	(1,421)
Mutual funds:
Equity	9,852	(564)	2,717	(15)	12,569	(579)
Fixed income	144,350	(5,498)	51,301	(3,904)	195,651	(9,402)
Private equity	254	(324)	10,189	(12,413)	10,443	(12,737)
Other	140	(181)	5,660	(1,797)	5,800	(1,978)
Total temporarily impaired securities	$219,865	$(15,258)	$81,195	$(22,732)	$301,060	$(37,990)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2012 and 2011 are detailed below.

	December 31, 2012			December 31, 2011
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,337,014	$1,291,016	$2,628,030	$1,271,446	$1,156,023	$2,427,469
Accrued trust operating payables and other	(1,827)	(1,882)	(3,709)	(1,261)	(1,852)	(3,113)
Deferred preneed funeral and cemetery receipts held in trust	$1,335,187	$1,289,134	$2,624,321	$1,270,185	$1,154,171	$2,424,356
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2012 and 2011 are detailed below.

	December 31, 2012	December 31, 2011
	(In thousands)
Cemetery perpetual care trust investments	$1,099,580	$1,016,506
Accrued trust operating payables and other	(828)	(1,206)
Care trusts’ corpus	$1,098,752	$1,015,300
Other Income (Expense), Net
The components of Other income (expense), net in our consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$60,833	$87,665	$11,463	$—	$159,961
Realized losses	(21,454)	(29,397)	(6,595)	—	(57,446)
Impairment charges	(781)	(824)	(760)	—	(2,365)
Interest, dividend, and other ordinary income	17,017	17,244	34,032	—	68,293
Trust expenses and income taxes	(10,685)	(13,389)	(1,355)	—	(25,429)
Net trust investment income	44,930	61,299	36,785	—	143,014
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(44,930)	(61,299)	(36,785)	—	(143,014)
Other income (expense), net	—	—	—	3,668	3,668
Total other income (expense), net	$—	$—	$—	$3,668	$3,668

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$61,272	$67,167	$34,275	$—	$162,714
Realized losses	(41,162)	(46,889)	(16,310)	—	(104,361)
Impairment charges	(24,705)	(28,705)	(741)	—	(54,151)
Interest, dividend, and other ordinary income	22,283	26,902	35,467	—	84,652
Trust expenses and income taxes	(7,303)	(10,579)	(2,774)	—	(20,656)
Net trust investment (loss) income	10,385	7,896	49,917	—	68,198
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(10,385)	(7,896)	(49,917)	—	(68,198)
Other income (expense), net	—	—	—	(772)	(772)
Total other income (expense), net	$—	$—	$—	$(772)	$(772)

	December 31, 2010
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$36,807	$43,413	$11,753	$—	$91,973
Realized losses	(46,601)	(51,771)	(9,792)	—	(108,164)
Impairment charges	(8,135)	(5,749)	(7,771)	—	(21,655)
Interest, dividend, and other ordinary income	18,571	22,464	34,356	—	75,391
Trust expenses and income taxes	(4,920)	(9,708)	(1,872)	—	(16,500)
Net trust investment (loss) income	(4,278)	(1,351)	26,674	—	21,045
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	4,278	1,351	(26,674)	—	(21,045)
Other (expense) income, net	—	—	—	3,009	3,009
Total other (expense) income, net	$—	$—	$—	$3,009	$3,009

8.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows (in thousands):

	2012			2011
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
Balance as of January 1:
Goodwill	$1,298,350	$209,937	$1,508,287	$1,244,206	$210,072	$1,454,278
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)
Goodwill, net	1,298,350	63,143	1,361,493	1,244,206	63,278	1,307,484

Increase in goodwill related to acquisitions	20,289	—	20,289	60,933	463	61,396
Reduction of goodwill related to divestitures	(2,210)	(41)	(2,251)	(4,332)	(598)	(4,930)
Effect of foreign currency and other	2,879	—	2,879	(2,457)	—	(2,457)
	20,958	(41)	20,917	54,144	(135)	54,009
Balance as of December 31:
Goodwill	1,319,308	209,896	1,529,204	1,298,350	209,937	1,508,287
Accumulated impairment losses	—	(146,794)	(146,794)	—	(146,794)	(146,794)
Goodwill, net	$1,319,308	$63,102	$1,382,410	$1,298,350	$63,143	$1,361,493

The components of intangible assets at December 31 were as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful life
	Minimum		Maximum	2012	2011
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	40	$208,594	$200,973
Customer relationships	10	-	20	102,481	100,423
Tradenames	5	-	5	3,600	3,600
Other	5	-	40	6,050	6,050
				320,725	311,046
Less: Accumulated amortization				207,985	189,773
Amortizing intangibles, net				112,740	121,273

Non-amortizing intangibles:
Tradenames			Indefinite	134,823	121,838
Other			Indefinite	10,140	10,140
Non-amortizing intangibles				144,963	131,978

Intangible assets, net				$257,703	$253,251
Amortization expense for intangible assets was $23.9 million, $25.6 million, and $25.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2012 (in thousands):

2013	$13,759
2014	12,194
2015	9,527
2016	8,708
2017	6,157

9.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2012	2011	2010
	(In thousands)
United States	$210,830	$196,788	$169,544
Foreign	34,853	28,848	49,915
	$245,683	$225,636	$219,459
Income tax provision (benefit) for the years ended December 31 consisted of the following:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
	(In thousands)
Current:
United States	$3,752	$1,267	$1,752
Foreign	8,776	5,844	12,326
State	6,036	5,781	1,446
Total current income taxes	18,564	12,892	15,524
Deferred:
United States	$62,227	$57,845	$64,814
Foreign	(102)	279	185
State	10,859	8,388	11,935
Total deferred income taxes	72,984	66,512	76,934
Total income taxes	$91,548	$79,404	$92,458
We made income tax payments of $23.1 million, $13.1 million, and $29.3 million in 2012, 2011, and 2010, respectively, and received refunds of $1.5 million, $8.5 million, and $8.3 million. The Internal Revenue Service approved our application for a change in accounting method in December 2010. As a result, we overpaid our estimated 2010 Federal and state income taxes. The overpayment of our estimated Federal income tax is included in our 2011 refunds; however, we elected to apply the overpayment of our 2010 state income tax to our 2011 estimated income tax payments which lowered our 2011 cash tax payments.
The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$85,988	$78,973	$76,811
State and local taxes, net of federal income tax benefits	10,998	9,895	8,775
Dividends received deduction and tax exempt interest	(525)	(644)	(1,168)
Foreign jurisdiction differences	(3,491)	(4,789)	(3,101)
Permanent differences associated with dispositions	602	(6,329)	7,192
Changes in uncertain tax positions	(479)	1,584	1,138
Other	(1,545)	714	2,811
Provision for income taxes	$91,548	$79,404	$92,458
Total effective tax rate	37.3%	35.2%	42.1%
The 2012 consolidated effective tax rate was 37.3%, compared to 35.2% and 42.1% in 2011 and 2010, respectively. We reached a partial settlement with the Internal Revenue Service ("IRS") in connection with its audit of our affiliate's, SCI Funeral and Cemetery Purchasing Cooperative, 2003 - 2005 federal income tax returns. As a result, the Company made a $6.6 million tax payment which reduced our tax expense by $3.1 million for adjustments to our "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. Our 2012 effective tax rate includes the benefit associated with the closure of that tax audit.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the year ended December 31, 2011 is primarily due to that sale.
Our 2010 effective tax rate was negatively impacted by permanent book and tax basis differences related to North American asset divestitures. During 2010 we recognized U.S. tax on post-acquisition integration of certain Keystone entities into SCI’s structure. Our overall foreign tax expense increased in 2010 due to an increase in foreign earnings. This increase was partially offset by a decrease in foreign statutory rates. In 2010 our state tax expense was impacted by permanent items affecting our overall effective rate as well as an increase in state statutory tax rates.
During 2010, the Internal Revenue Service approved three requests for tax accounting method changes relating to the recognition of trust earnings accumulated in cemetery and funeral trusts, revenue from preneed sales of cemetery merchandise,

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and revenue from non-trusted customer payments for preneed funeral contracts. The effective date for these tax accounting method changes is for the fiscal year ended December 31, 2010. In accordance with § 481(a) of the U.S. Internal Revenue Code this adjustment recalculates the income previously recognized to determine what should have been recognized under the new tax accounting method. The cumulative impact of these accounting method changes resulted in an adjustment under § 481(a) for 2010 of $190.3 million that represents a decrease in 2010 taxable income, a decrease in a previously recognized deferred tax asset related to deferred revenue, and an increase in our deferred tax asset related to our net operating loss carryover. Although these changes had no tax impact on the overall effective tax rate, there was a savings in cash taxes including a refund of our 2010 Federal estimated tax payments of $7.1 million which was received in 2011.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2012	2011
	(In thousands)
Inventories and cemetery property, principally due to purchase accounting adjustments	$(354,162)	$(352,323)
Property and equipment, principally due to differences in depreciation methods and purchase accounting adjustments	(195,066)	(194,875)
Intangibles	(77,092)	(74,278)
Payables, principally due to sales of cemetery interment rights and related products	(40,374)	(32,949)
Deferred tax liabilities	(666,694)	(654,425)
Loss and tax credit carry-forwards	141,739	215,285
Deferred revenue on preneed funeral and cemetery contracts, principally due to earnings from trust funds	94,731	92,640
Accrued liabilities	6,267	11,308
Other	63,845	44,506
Deferred tax assets	306,582	363,739
Less: Valuation allowance	(67,732)	(63,681)
Net deferred income tax liability	$(427,844)	$(354,367)
Deferred tax assets and Deferred income tax liabilities consisted of the following as of December 31 (in thousands):

	2012	2011
Current deferred tax assets	$42,864	$44,316
Non-current deferred tax assets	490	6,932
Non-current deferred tax liabilities	(471,198)	(405,615)
Net deferred income tax liability	$(427,844)	$(354,367)
In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Pursuant to the Stock Compensation Topic under the ASC, such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2012 and 2011 we have windfall tax benefits of $29.1 million and $13.0 million, respectively, which when realized will be recorded as a reduction to current taxes payable and a credit to Capital in excess of par value in our consolidated financial statements.
During the fourth quarter of 2010, the Company underwent a restructuring of its Canadian subsidiaries. The restructuring triggered a U.S. dividend of $6.9 million for which U.S. federal taxes have been provided for the year ended December 31, 2010. The dividend was less than 2010 earnings and other prior year earnings required to be permanently reinvested. At December 31, 2012 and 2011, U.S. income taxes had not been provided on $263.1 million and $93.0 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2010 to December 31, 2012 (in thousands):

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2009	$144,444
Additions to tax positions related to the current year	10,215
Additions to tax positions related to prior years	110
Statute expirations	(2,004)
Balance at December 31, 2010	$152,765
Additions to tax positions related to the current year	4,971
Additions to tax positions related to prior years	60
Statute expirations	(1,484)
Balance at December 31, 2011	$156,312
Reductions to tax positions related to the current year	(2,100)
Reductions to tax positions related to prior years	(10,224)
Balance at December 31, 2012	$143,988
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $34.9 million, $37.8 million, and $39.3 million as of December 31, 2012, 2011, and 2010, respectively.
During 2012, in accordance with the Income Tax Topic under the ASC, we recorded a decrease of $12.3 million in our liability for unrecognized tax benefits, of which $2.1 million was a decrease to U.S. tax positions taken in the current year and $10.2 million was a decrease related to U.S. tax positions taken in prior years.
Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $41.6 million, $41.8 million, and $38.8 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2012, 2011, and 2010, respectively. We recognized a decrease of interest and penalties of $0.2 million for the year ended December 31, 2012, and an increase of interest and penalties of $3.0 million, and $3.6 million for the years ended December 31, 2011, and 2010, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authorities in Canada and Spain are auditing various tax returns. Current audits are occurring in the United States and various state and foreign locations covering open tax years through 2010. The Internal Revenue Service is in various stages of auditing tax years 1999 through 2005 and has notified us that the 2008 through 2010 federal returns have been selected for audit. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
Various subsidiaries have foreign, federal, and state carry-forwards in the aggregate of $2.7 billion with expiration dates through 2031. Such loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)
2013	$8,363	$5,423	$—	$13,786
2014	13,318	31,969	—	45,287
2015	3,388	302,239	—	305,627
2016	9,593	58,721	—	68,314
Thereafter	26,538	2,255,983	2	2,282,523
Total	$61,200	$2,654,335	$2	$2,715,537
In addition to the above loss carry-forwards, we have $65.2 million of foreign losses that have an indefinite expiration.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2012, we recorded a net $4.3 million increase in state valuation allowances due to an increase in net operating losses which is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses.
At December 31, 2012, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State (1)	Foreign	Total
		(In thousands)
Loss and tax credit carry-forwards	$27,316	$91,775	$22,648	$141,739
Valuation allowance	$3,707	$45,654	$18,371	$67,732
_________________________________

(1)	Presented net of Federal benefit
Our federal loss and tax credit carryforwards exclude windfall tax benefits, suspended net operating losses and credit carryforwards which, when realized, will reduce current income taxes payable by an additional $25.3 million.

10.	Debt
Debt as of December 31 was as follows:

	2012	2011
	(In thousands)
7.875% Debentures due February 2013	$4,757	$4,757
7.375% Senior Notes due October 2014	—	180,692
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	—
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	86,600	65,000
Obligations under capital leases	176,445	124,330
Mortgage notes and other debt, maturities through 2047	5,698	35,937
Unamortized pricing discounts and other	(4,292)	(4,888)
Total debt	1,948,050	1,884,670
Less current maturities	(31,429)	(23,554)
Total long-term debt	$1,916,621	$1,861,116
Current maturities of debt at December 31, 2012 were primarily comprised of our capital lease obligations and mortgage notes. Our consolidated debt had a weighted average interest rate of 6.28% and 6.69% at December 31, 2012 and 2011, respectively. Approximately 87% and 89% of our total debt had a fixed interest rate at December 31, 2012 and 2011, respectively.
The aggregate maturities of our debt for the five years subsequent to December 31, 2012 and thereafter (in thousands) are as follows:

2013	$31,429
2014	32,404
2015	181,888
2016	297,176
2017	327,509
2018 and thereafter	1,077,644
$1,948,050
Bank Credit Facility
As of December 31, 2010 we had a $400 million Bank credit facility due November 2013 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. In the first quarter of 2011, we amended our bank credit facility to increase the availability thereunder from $400 million to $500 million and extended the maturity to March 2016.
As of December 31, 2012, we had $86.6 million outstanding cash advances and then used our Bank credit facility to support $33.0 million of letters of credit. The Bank credit facility provides us with flexibility for refinancing debt and acquisitions, if needed, and is guaranteed by most of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35%. As of December 31, 2012, we have $380.4 million in borrowing capacity under the facility.
Debt Issuances and Additions
In November 2012, we issued $200.0 million of unsecured 4.5% Senior Notes due November 2020. The notes are subject to the provisions of the Company’s Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. We used the net proceeds from the offering to repay our 7.375% Senior Notes due October 2014.
Debt Extinguishments and Reductions
During 2012, we paid an aggregate of $206.6 million, to redeem our 7.375% Senior Notes due October 2014 with a principal amount of $180.7 million and to retire $25.8 million in capital lease obligations. Subsequent to December 31, 2012, we paid $4.8 million to extinguish our 7.875% Debentures due February 2013.
Certain of the above transactions resulted in the recognition of a loss of $22.7 million recorded in (Losses) gains on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.3 million and $21.4 million in a make-whole provision paid in cash upon retiring our 7.375% Senior Notes due October 2014. This refinancing allowed the company to replace 7.375% debt due in 2014 with 4.5% debt due in 2020.
During 2011, we made debt payments of $46.0 million, which included the following purchases on the open market:

•	$3.8 million aggregate principal amount of our 7.875% Debentures due February 2013;

•	$20.8 million aggregate principal amount of our 6.75% Senior Notes due April 2015; and

•	$15.6 million aggregate principal amount of our 6.75% Senior Notes due April 2016.
Certain of the above transactions resulted in the recognition of a loss of $3.5 million recorded in (Losses) gains on early extinguishment of debt, net during the year ended December 31, 2011, which represents the write-off of unamortized deferred loan costs of $0.4 million and $3.1 million in premium on the purchase of these notes.
Capital Leases
In 2012, 2011, and 2010 we acquired $78.9 million, $31.3 million, and $22.8 million, respectively, of transportation equipment using capital leases. See additional information regarding these leases in Note 12.
Additional Debt Disclosures
At December 31, 2012 and 2011, we have deposits of $1.7 million and $4.1 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. Our restricted cash is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized pricing discounts, totaling $4.3 million and $4.9 million at December 31, 2012 and 2011, respectively, primarily relate to our 6.75% Senior Notes due April 2015, 6.75% Senior Notes due April 2016, 7.0% Senior Notes due June 2017, and our 8.0% Senior Notes due November 2021.
We had assets of approximately $3.1 million and $2.8 million pledged as collateral for the mortgage notes and other debt at December 31, 2012 and 2011, respectively.
Cash interest payments for the three years ended December 31 (in thousands) were as follows:

Payments in 2012	$131,723
Payments in 2011	129,105
Payments in 2010	125,138
Cash interest payments forecasted as of December 31, 2012 for the five years subsequent to December 31, 2012 and thereafter (in thousands) are as follows:

Payments in 2013	$124,173
Payments in 2014	123,508
Payments in 2015	115,323
Payments in 2016	100,121
Payments in 2017	83,993
Payments in 2018 and thereafter	255,978

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
The fair value of our debt instruments at December 31 was as follows:

	2012	2011
	(In thousands)
7.875% Debentures due February 2013	$4,786	$4,971
7.375% Senior Notes due October 2014	—	196,954
6.75% Senior Notes due April 2015	150,112	150,083
6.75% Senior Notes due April 2016	222,049	216,375
7.0% Senior Notes due June 2017	341,094	323,025
7.625% Senior Notes due October 2018	298,750	276,875
7.0% Senior Notes due May 2019	276,250	262,500
4.5% Senior Notes due November 2020	204,500	—
8.0% Senior Notes due November 2021	186,000	167,550
7.5% Senior Notes due April 2027	215,500	195,750
Bank credit facility due March 2016	86,600	65,000
Mortgage notes and other debt, maturities through 2047	5,698	36,340
Total fair value of debt instruments	$1,991,339	$1,895,423
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
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $26.8 million, $25.7 million, and $24.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2013	$12,147	$27,420
2014	10,187	33,121
2015	8,348	46,790
2016	7,213	14,389
2017	6,322	33,285
2018 and thereafter	45,295	33,901
Total	$89,512	$188,906
Less: Interest on capital leases		(12,461)
Total principal payable on capital leases		$176,445
Management, Consulting, and Non-Competition Agreements
We have entered into management, employment, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2012, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2013	$2,990	$716	$4,659	$8,365
2014	2,441	581	4,172	7,194
2015	1,282	390	3,672	5,344
2016	541	173	3,388	4,102
2017	448	69	3,199	3,716
2018 and thereafter	267	193	10,233	10,693
Total	$7,969	$2,122	$29,323	$39,414
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2012 and 2011, we have self-insurance reserves of $57.5 million and $52.7 million, respectively.
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
Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc., a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc. , was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No. 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor recordkeeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent's grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor recordkeeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. On May 4, 2011, the trial court certified a class and we are appealing that ruling. We cannot quantify our ultimate liability, if any, for the payment of any damages.
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles - Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Pursuant to a court order, the Company may be precluded from making certain arguments that challenge the sufficiency of plaintiff's physical evidence, although the extent to which that order will apply at trial remains unclear. The case is scheduled for trial in July 2013. We cannot quantify our ultimate liability, if any, for the payment of any damages.

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Janie Niven & Jennifer Mazzo, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al .; Case No. 2012CA015951, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit was filed by plaintiffs in the preceding Sands and Schwartz cases regarding Beth David Memorial Gardens and Chapel located in Hollywood, Florida. Although we acquired the cemetery in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third-party shortly after closing on the Alderwoods acquisition. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. We cannot quantify our ultimate liability, if any, for the payment of damages.
 Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Prise, Bryant and Southern lawsuits described in the following paragraphs.
Prise, et al., v. Alderwoods Group, Inc., and Service Corporation International; Cause No. 06-164; in the United States District Court for the Western District of Pennsylvania (the “Wage and Hour Lawsuit”). The Wage and Hour Lawsuit was filed by two former Alderwoods (Pennsylvania), Inc. employees in December 2006 and was originally brought under the Fair Labor Standards Act (“FLSA”) and various state laws on behalf of all Alderwoods and SCI-affiliated employees who performed work for which they allegedly were not fully compensated, including work for which overtime pay was owed. Although the court initially conditionally certified an FLSA class of claims as to certain job positions for Alderwoods employees, the court granted our motion to decertify the class on September 9, 2011, and dismissed the claims of all collective members except two named plaintiffs. Of the two remaining plaintiffs, one has dismissed her claims with prejudice and we have settled with the other plaintiff for an amount that is not material to the Company.
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007 by counsel for plaintiffs in the Wage and Hour Lawsuit. These cases assert state law claims similar to the federal claims asserted in the Wage and Hour Lawsuit. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs' motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs' renewed motions to certify a class in both of the Bryant and Helm cases and dismissed the Helm case. The Helm plaintiff is appealing the court's order decertifying her claims. The individual claims in the Bryant case are still pending. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made a large number of demands for arbitration. We cannot quantify our ultimate liability, if any, in these lawsuits.
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
(All shares reported in whole numbers)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2012 or 2011. At December 31, 2012 and 2011, 500,000,000 common shares of $1 par value were authorized. We had 211,046,501 and 222,955,853 shares issued and outstanding, net of 10,000 and 1,709,542 shares held in treasury at par at December 31, 2012 and 2011, respectively.
Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2009	$97,142	$—	$97,142
Activity in 2010	15,626	—	15,626
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	147,688	147,688
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(147,688)	(147,688)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	(6,916)	—	(6,916)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(80,789)	(80,789)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	80,789	80,789
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	5,865		5,865
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	95,686	95,686
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(95,686)	(95,686)
Balance at December 31, 2012	$111,717	$—	$111,717
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2012, we repurchased 15,294,567 shares of common stock at an aggregate cost of $184.9 million, which is an average cost per share of $12.09. During 2011, we repurchased 19,752,174 shares of common stock at an aggregate cost of $195.7 million, which is an average cost per share of $9.91. During 2010, we repurchased 13,927,510 shares of common stock at an aggregate cost of $116.2 million, which is an average cost per share of $8.34. In November 2012, our Board of Directors approved an additional increase in our share repurchase program authorizing the investment of up to an additional $155.0 million to repurchase our common stock, bringing total authorization up to $200.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $190.1 million at December 31, 2012.
Cash Dividends
On November 14, 2012, our Board of Directors approved a cash dividend of $0.06 per common share payable on December 31, 2012 to stockholders of record as of December 14, 2012. We paid $60.3 million, $44.8 million, and $40.0 million in cash dividends

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2012, 2011, and 2010, respectively. In 2012, five dividends were paid including the fourth quarter 2012 dividend, which historically would have been paid in the first quarter of 2013. On February 13, 2013 our Board of Directors approved a cash dividend of $0.06 per common share payable on March 28, 2013 to stockholders of record as of March 15, 2013.

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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2012 and 2011, 9,218,551 and 11,789,483 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
Assumptions	2012	2011	2010
Dividend yield	1.8%	2.4%	1.9%
Expected volatility	40.8%	38.4%	37.5%
Risk-free interest rate	0.8%	2.4%	2.3%
Expected holding period (years)	5.0	5.0	5.0

The following table summarizes certain information with respect to stock option and restricted share compensation for 2012, 2011, and 2010, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2012	2011	2010
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$10,983	$9,144	$8,878
Income tax benefit related to share-based compensation included in net income	$4,092	$3,218	$3,740
We realized windfall tax deductions of $16.3 million, $4.9 million, and $2.7 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2012, 2011, and 2010, respectively. Pursuant to the Stock-Based Compensation Topic of the ASC, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2012:
(Shares reported in whole numbers and not in thousands)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	13,404,216	$7.88
Granted	2,035,400	$11.17
Exercised	(2,993,046)	$6.14
Canceled	(44,600)	$9.61
Outstanding at December 31, 2012	12,401,970	$8.84
Exercisable at December 31, 2012	8,171,966	$8.33
During the twelve months ended December 31, 2012, 44,600 of the canceled shares were forfeited. The aggregate intrinsic value for stock options outstanding and exercisable was $61.3 million and $44.4 million, respectively, at December 31, 2012.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2012:
(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31,	Weighted- Average Remaining	Weighted- Average	Number Exercisable at December 31,	Weighted- Average
Range of Exercise Price	2012	Contractual Life	Exercise Price	2012	Exercise Price
$4.01 — 6.00	2,152,554	4.1	$4.19	2,152,554	$4.19
$6.01 — 9.00	2,691,827	4.1	$7.80	1,978,662	$7.86
$9.01 — 15.00	7,557,589	4.8	$10.53	4,040,750	$10.77
$4.01 — 15.00	12,401,970	4.5	$8.84	8,171,966	$8.33

Other information pertaining to option activity during the years ended December 31 is as follows:

	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$3.41	$2.73	$2.31
Total fair value of stock options vested (in thousands)	$5,088	$5,015	$6,022
Total intrinsic value of stock options exercised (in thousands)	$20,333	$5,184	$1,804
For the years ended December 31, 2012, 2011, and 2010, cash received from the exercise of stock options was $18.4 million, $8.2 million, and $1.8 million, respectively. We recognized compensation expense of $6.2 million, $5.1 million, and $5.3 million related to stock options for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, the unrecognized compensation expense related to stock options of $7.2 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
Restricted share activity was as follows:
(Shares reported in whole numbers)

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2011	1,165,170	$7.53
Granted	483,170	$11.18
Vested	(543,761)	$6.21
Nonvested restricted shares at December 31, 2012	1,104,579	$9.78
The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At

December 31, 2012, unrecognized compensation expense of $5.6 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $4.9 million, $4.1 million, and $3.6 million during the years ended December 31, 2012, 2011, and 2010, respectively, related to our restricted shares.

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
The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Interest cost on projected benefit obligation	$1,109	$1,306	$1,498
Actual return on plan assets	—	—	—
Recognized net actuarial (gains) losses	1,418	(289)	534
	$2,527	$1,017	$2,032
The Plans’ funded status at December 31 was as follows:

	2012	2011
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$29,214	$31,377
Interest cost	1,109	1,306
Actuarial loss	1,806	49
Benefits paid	(3,455)	(3,518)
Benefit obligation at end of year	$28,674	$29,214
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,455	3,518
Benefits paid, including expenses	(3,455)	(3,518)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(28,674)	$(29,214)
Net amount recognized in the Consolidated Balance Sheet	$(28,674)	$(29,214)
Funding Summary:
Projected benefit obligations	$28,674	$29,214
Accumulated benefit obligation	$28,674	$29,214
Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(28,674)	$(29,214)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012 and 2011 was $49.8 million and $51.1 million, respectively, and the cash surrender value was $37.2 million and $37.5 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
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

	2012	2011	2010
Weighted average discount rate used to determine obligations	2.90%	4.05%	4.45%
Weighted average discount rate used to determine net periodic pension cost	4.05%	4.41%	4.80%
The following benefit payments are expected to be paid in future years related to our Plans:

2013	$3,537
2014	3,613
2015	2,995
2016	2,777
2017	2,479
Years 2018 through 2022	9,443
We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2012, 2011, and 2010 we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2012, 2011, and 2010 was $23.1 million, $22.3 million, and $20.3 million, respectively.

16.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Funeral	Cemetery	Reportable Segments
	(In thousands)
2012
Revenues from external customers	$1,625,738	$784,743	$2,410,481
Interest expense	4,302	384	4,686
Depreciation and amortization	91,024	22,783	113,807
Amortization of intangible assets	18,803	5,021	23,824
Gross profit	349,157	176,070	525,227
Amortization of cemetery property	—	44,976	44,976
Total assets	4,537,444	4,808,558	9,346,002
Capital expenditures	43,984	58,155	102,139
2011
Revenues from external customers	$1,573,498	$742,542	$2,316,040
Interest expense	3,957	305	4,262
Depreciation and amortization	89,872	21,355	111,227
Amortization of intangible assets	18,582	5,540	24,122
Gross profit	330,732	147,804	478,536
Amortization of cemetery property	—	40,046	40,046
Total assets	4,494,331	4,496,749	8,991,080
Capital expenditures	45,275	57,972	103,247
2010
Revenues from external customers	$1,492,838	$697,714	$2,190,552
Interest expense	3,033	257	3,290
Depreciation and amortization	87,897	20,909	108,806
Amortization of intangible assets	17,464	6,095	23,559
Gross profit	317,068	132,155	449,223
Amortization of cemetery property	—	32,418	32,418
Total assets	4,262,675	4,450,028	8,712,703
Capital expenditures	34,762	48,427	83,189

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments	Corporate	Consolidated
	(In thousands)
2012
Revenue from external customers	$2,410,481	$—	$2,410,481
Interest expense	4,686	130,382	135,068
Depreciation and amortization	113,807	6,420	120,227
Amortization of intangible assets	23,824	29	23,853
Total assets	9,346,002	337,566	9,683,568
Capital expenditures	102,139	13,489	115,628
2011
Revenue from external customers	$2,316,040	$—	$2,316,040
Interest expense	4,262	129,520	133,782
Depreciation and amortization	111,227	6,820	118,047
Amortization of intangible assets	24,122	1,469	25,591
Total assets	8,991,080	336,732	9,327,812
Capital expenditures	103,247	15,128	118,375
2010
Revenue from external customers	$2,190,552	$—	$2,190,552
Interest expense	3,290	124,906	128,196
Depreciation and amortization	108,806	7,585	116,391
Amortization of intangible assets	23,559	1,638	25,197
Total assets	8,712,703	477,837	9,190,540
Capital expenditures	83,189	14,710	97,899
The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2012	2011	2010
	(In thousands)
Gross profit from reportable segments	$525,227	$478,536	$449,223
General and administrative expenses	(123,905)	(103,860)	(103,689)
(Losses) gains on divestitures and impairment charges, net	(1,533)	(10,977)	8,512
Operating income	399,789	363,699	354,046
Interest expense	(135,068)	(133,782)	(128,196)
Losses on early extinguishment of debt, net	(22,706)	(3,509)	(9,400)
Other income (expense), net	3,668	(772)	3,009
Income from continuing operations before income taxes	$245,683	$225,636	$219,459

Our geographic area information was as follows:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Germany	Total
	(In thousands)
2012
Revenues from external customers	$2,191,532	$212,898	$6,051	$2,410,481
Interest expense	134,643	425	—	135,068
Depreciation and amortization	108,411	11,451	365	120,227
Amortization of intangible assets	22,433	1,420	—	23,853
Amortization of cemetery property	39,803	5,173	—	44,976
Operating income	346,289	53,081	419	399,789
(Losses) gains on divestitures and impairment charges, net	(1,502)	(9)	(22)	(1,533)
Long-lived assets	4,575,926	359,882	2,918	4,938,726
2011
Revenues from external customers	$2,103,738	$205,733	$6,569	$2,316,040
Interest expense	133,479	303	—	133,782
Depreciation and amortization	105,931	11,723	393	118,047
Amortization of intangible assets	24,223	1,368	—	25,591
Amortization of cemetery property	35,375	4,671	—	40,046
Operating income	311,790	51,367	542	363,699
(Losses) gains on divestitures and impairment charges, net	(10,299)	(678)	—	(10,977)
Long-lived assets	4,553,557	351,813	3,038	4,908,408
2010
Revenues from external customers	$1,981,190	$202,760	$6,602	$2,190,552
Interest expense	127,971	225	—	128,196
Depreciation and amortization	104,496	11,507	388	116,391
Amortization of intangible assets	23,524	1,673	—	25,197
Amortization of cemetery property	27,688	4,730	—	32,418
Operating income	301,297	51,799	950	354,046
(Losses) gains on divestitures and impairment charges, net	6,837	1,600	75	8,512
Long-lived assets	4,467,176	363,008	3,600	4,833,784

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents:
Cash	$52,431	$67,937
Commercial paper and temporary investments	40,277	60,632
	$92,708	$128,569
Receivables, net:
Notes receivable	$976	$1,313
Atneed funeral receivables, net of allowances of $8,590 and $7,755, respectively	73,911	77,103
Atneed cemetery receivables, net of allowances of $1,690 and $1,989, respectively	14,408	12,837
Other	16,226	12,639
	$105,521	$103,892
Other current assets:
Income tax receivable	$4,805	$8,670
Prepaid insurance	4,258	4,221
Restricted cash	1,484	4,138
Other	9,999	8,774
	$20,546	$25,803
Cemetery property:
Undeveloped land	$1,077,930	$1,072,170
Developed lots, lawn crypts, and mausoleum spaces	412,018	425,533
	$1,489,948	$1,497,703
Property and equipment:
Land	$524,381	$515,100
Buildings and improvements	1,596,888	1,526,290
Operating equipment	482,476	456,852
Leasehold improvements	27,532	24,717
Capital leases	181,386	168,538
	2,812,663	2,691,497
Less: Accumulated depreciation	(1,070,385)	(976,823)
Accumulated amortization of capital leases	(101,177)	(96,313)
	$1,641,101	$1,618,361
Deferred charges and other assets:
Intangible assets, net	257,703	253,251
Restricted cash	4,457	6,903
Non-current deferred tax assets	490	6,932
Notes receivable, net of allowances of $1,316 and $1,665, respectively	10,334	11,488
Cash surrender value of insurance policies	84,875	77,791
Other	67,408	74,486
	$425,267	$430,851

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2012	2011
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$104,025	$115,302
Accrued compensation	97,750	82,145
Accrued dividend	—	11,027
Accrued interest	20,709	22,555
Accrued property taxes	14,246	13,057
Self insurance reserves	57,543	52,697
Bank overdraft	22,240	15,309
Other accrued liabilities	57,270	46,812
	$373,783	$358,904
Other liabilities:
Accrued pension	$27,374	$29,214
Deferred compensation	59,897	49,711
Customer refund obligation reserve	70,656	76,270
Tax liability	185,568	207,701
Indemnification liability	1,681	2,490
Payable to ECF	41,806	35,316
Other	12,968	14,071
	$399,950	$414,773

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Merchandise revenues:
Funeral	$539,581	$514,718	$489,744
Cemetery	554,504	516,683	481,508
Total merchandise revenues	1,094,085	1,031,401	971,252
Services revenues:
Funeral	984,026	968,578	930,163
Cemetery	203,104	195,369	186,236
Total services revenues	1,187,130	1,163,947	1,116,399
Other revenues	129,266	120,692	102,901
Total revenues	$2,410,481	$2,316,040	$2,190,552
Merchandise costs and expenses:
Funeral	$267,355	$258,694	$247,104
Cemetery	233,875	222,406	204,665
Total cost of merchandise	501,230	481,100	451,769
Services costs and expenses:
Funeral	517,131	496,036	453,678
Cemetery	99,063	97,702	94,776
Total cost of services	616,194	593,738	548,454
Overhead and other expenses	767,830	762,666	741,106
Total cost and expenses	$1,885,254	$1,837,504	$1,741,329
Certain Non-Cash Financing and Investing Transactions

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Dividends accrued but not paid	$—	$11,027	$9,602

18.	Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$152,546	$144,903	$126,417
After tax interest on convertible debt	51	51	51
Net income — diluted	$152,597	$144,954	$126,468
Weighted average shares:
Weighted average shares — basic	215,712	234,242	248,871
Stock options	3,233	2,306	1,610
Convertible debt	121	121	121
Weighted average shares — diluted	219,066	236,669	250,602
Net income per share:
Basic	$0.71	$0.62	$0.51
Diluted	$0.70	$0.61	$0.50
The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options not currently included in the computation of diluted EPS in shares are 1.3 million, 4.9 million, and 4.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

19.	Acquisition

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

2011
(In thousands)
Revenue	$2,220,204
Net income	$129,970

20.	Divestiture-Related Activities

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(Losses) gains on divestitures and impairment charges, net consist of the following for the years ended December 31:

	2012	2011	2010
	(In thousands)
(Losses) gains on divestitures, net	$617	$(8,526)	$16,547
Impairment losses	(2,150)	(2,451)	(8,035)
	$(1,533)	$(10,977)	$8,512
Keystone
In conjunction with our acquisition of Keystone, we entered into an agreement with the Federal Trade Commission to sell 22 funeral homes and five cemeteries, which were sold for $34.9 million in the second quarter of 2010. We recognized a gain on divestitures of $6.2 million associated with the former SCI properties.

21.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2012 and 2011 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2012
Revenues	$602,506	$597,372	$581,182	$629,421
Costs and expenses	(474,939)	(469,183)	(459,911)	(481,221)
Gross profits	127,567	128,189	121,271	148,200
Operating income	101,118	99,689	95,176	103,806
Income from continuing operations before income taxes (1)	71,435	63,574	63,925	46,749
Provision for income taxes	(23,120)	(25,935)	(22,128)	(20,365)
Net income	48,315	37,639	41,797	26,384
Net income attributable to noncontrolling interests	(290)	(563)	(735)	(1)
Net income attributable to common stockholders	48,025	37,076	41,062	26,383
Net income attributable to common stockholders per share (2):
Basic — EPS	0.22	0.17	0.19	0.12
Diluted — EPS	0.22	0.17	0.19	0.12
2011
Revenues	$579,699	$576,774	$572,999	$586,568
Costs and expenses	(453,253)	(461,751)	(465,949)	(456,551)
Gross profits	126,446	115,023	107,050	130,017
Operating income	97,193	80,495	78,186	107,825
Income from continuing operations before income taxes (1)	63,994	44,827	44,042	72,773
Provision for income taxes	(24,065)	(18,089)	(9,027)	(28,223)
Net income	39,929	26,738	35,015	44,550
Net (income) loss attributable to noncontrolling interests	(1,165)	(645)	481	—
Net income attributable to common stockholders	38,764	26,093	35,496	44,550
Net income attributable to common stockholders per share (2):
Basic — EPS	0.16	0.11	0.15	0.20
Diluted — EPS	0.16	0.11	0.15	0.20
_________________________________

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 20.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2012

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2012	$9,744	$9,706	$38,946	$(48,116)	$10,280
Year Ended December 31, 2011	$13,973	$9,254	$25,813	$(39,296)	$9,744
Year Ended December 31, 2010	$14,171	$8,153	$17,926	$(26,277)	$13,973
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2012	$1,665	$—	$1	$(350)	$1,316
Year Ended December 31, 2011	$3,111	$—	$—	$(1,446)	$1,665
Year Ended December 31, 2010	$3,135	$—	$—	$(24)	$3,111
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2012	$77,992	$4,549	$(295)	$—	$82,246
Year Ended December 31, 2011	$77,792	$2,852	$(2,652)	$—	$77,992
Year Ended December 31, 2010	$71,202	$3,204	$3,386	$—	$77,792
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2012	$(136,004)	$—	$4,684	$—	$(131,320)
Year Ended December 31, 2011	$(134,760)	$—	$(1,244)	$—	$(136,004)
Year Ended December 31, 2010	$(130,897)	$—	$(3,863)	$—	$(134,760)
Deferred tax valuation allowance:
Year Ended December 31, 2012	$63,681	$3,713	$338	$—	$67,732
Year Ended December 31, 2011	$63,614	$67	$—	$—	$63,681
Year Ended December 31, 2010	$68,192	$76	$(4,654)	$—	$63,614
_________________________________

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2012 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services
Information required by PART III (Items 10, 11, 12, 13 and 14) has been omitted as we intend to file with the Commission not later than 120 days after the end of our fiscal year a definitive proxy statement that includes such information. Such information is set forth in such proxy statement (i) with respect to Item 10, under the captions “Proxy Voting: Questions and Answers,” “Election of Directors,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee,” (ii) with respect to Items 11 and 13, under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Certain Information with Respect to Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions”, (iii) with respect to Item 12, under the caption “Voting Securities and Principal Holders”, and (iv) with respect to Item 14, under the caption “Proposal to Approve the Selection of Independent Registered Public Accounting Firm — Audit Fees and All Other Fees”. The information as specified in the preceding sentence is incorporated herein by reference; provided however, notwithstanding anything set forth in this Form 10-K, the information under the captions “Compensation Committee Report” and “Report of the Audit Committee” in such proxy statement, is not incorporated by reference into this Form 10-K.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,167,320	$8.80	12,401,970
Equity compensation plans not approved by security holders(1)	234,650	$8.24	—
Total	12,401,970	$8.79	12,401,970
_______________________________________

(1)
Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 234,650 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for stockholder approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 42 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 101-103 are filed as part of this report.

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
Dated: February 13, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ R. L. WALTRIP*	Chairman of the Board	February 13, 2013
(R. L. Waltrip)

	/s/ THOMAS L. RYAN*	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 13, 2013
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 13, 2013
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2013
(Tammy R. Moore)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 13, 2013
(Alan R. Buckwalter, III)

	/s/ ANTHONY L. COELHO*	Director	February 13, 2013
(Anthony L. Coelho)

	/s/ MALCOLM GILLIS*	Director	February 13, 2013
(Malcolm Gillis)

	/s/ VICTOR L. LUND*	Director	February 13, 2013
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 13, 2013
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 13, 2013
(Clifton H. Morris, Jr.)

	/s/ W. BLAIR WALTRIP*	Director	February 13, 2013
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 13, 2013
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 13, 2013
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 13, 2013
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

ExhibitNumber		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—
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
SCI 401(k) Retirement Savings Plan (January 1, 2009 Restatement); Final Employer Stock Diversification Regulations Compliance Index, First Amendment, Second Amendment, and Third Amendment to SCI 401(k) Retirement Savings Plan.

10.30	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.31	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.32	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.33	—	Amendment One to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2010).
10.34	—	Form of Performance Unit Grant Award Agreement. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2011).
10.35	—
Second Amended and Restated Revolving Credit Agreement, dated as of March 18, 2011 among Service Corporation International, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders, dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 24, 2011).

10.36	—
Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 27, 2011, among the Company and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 3, 2011).

ExhibitNumber		Description
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.36.
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