Form 10-Q
period 2013-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2013-04-25
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 23, 2013 was 211,673,026 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements sold after a death has occurred.
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
Funeral Recognized Preneed Revenue — Funeral merchandise and services sold on a preneed contract and delivered before a death has occurred, including funeral merchandise and travel protection insurance, which primarily represents sales by the Neptune Society.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues	$652,352	$602,506
Costs and expenses	(492,752)	(474,939)
Gross profits	159,600	127,567
General and administrative expenses	(30,866)	(25,959)
Losses on divestitures and impairment charges, net	(969)	(490)
Operating income	127,765	101,118
Interest expense	(32,769)	(33,588)
Other (expense) income, net	(984)	3,905
Income before income taxes	94,012	71,435
Provision for income taxes	(35,290)	(23,120)
Net income	58,722	48,315
Net income attributable to noncontrolling interests	(1,102)	(290)
Net income attributable to common stockholders	$57,620	$48,025
Basic earnings per share:
Net income attributable to common stockholders	$0.27	$0.22
Basic weighted average number of shares	211,380	220,132
Diluted earnings per share:
Net income attributable to common stockholders	$0.27	$0.22
Diluted weighted average number of shares	215,208	223,212
Dividends declared per share	$0.06	$0.05

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income	$58,722	$48,315
Other comprehensive income:
Foreign currency translation adjustments	(5,516)	5,745
Total comprehensive income	53,206	54,060
Total comprehensive income attributable to noncontrolling interests	(1,098)	(275)
Total comprehensive income attributable to common stockholders	$52,108	$53,785

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,546	$92,708
Receivables, net	92,955	101,817
Deferred tax assets	42,833	42,864
Inventories, net	25,556	24,560
Other	24,858	20,546
Total current assets	374,748	282,495
Preneed funeral receivables, net and trust investments	1,558,994	1,535,932
Preneed cemetery receivables, net and trust investments	1,897,314	1,826,835
Cemetery property, at cost	1,486,646	1,489,948
Property and equipment, net	1,635,118	1,641,101
Goodwill, net	1,379,303	1,382,410
Deferred charges and other assets	421,646	425,267
Cemetery perpetual care trust investments	1,128,284	1,099,580
Total assets	$9,882,053	$9,683,568

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$378,844	$373,783
Current maturities of long-term debt	37,315	31,429
Income taxes	9,373	6,892
Total current liabilities	425,532	412,104
Long-term debt	1,913,382	1,916,621
Deferred preneed funeral revenues	525,933	536,647
Deferred preneed cemetery revenues	876,553	861,148
Deferred tax liability	507,091	471,198
Other liabilities	392,369	399,950
Deferred preneed funeral and cemetery receipts held in trust	2,714,633	2,624,321
Care trusts’ corpus	1,127,479	1,098,752
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 211,785,586 and 211,056,501 shares issued, respectively, and 211,663,639 and 211,046,501 shares outstanding, respectively	211,664	211,047
Capital in excess of par value	1,297,949	1,307,058
Accumulated deficit	(230,098)	(286,795)
Accumulated other comprehensive income	106,205	111,717
Total common stockholders’ equity	1,385,720	1,343,027
Noncontrolling interests	13,361	19,800
Total equity	1,399,081	1,362,827
Total liabilities and equity	$9,882,053	$9,683,568
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$58,722	$48,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,447	29,541
Amortization of intangible assets	5,808	6,149
Amortization of cemetery property	8,975	9,569
Amortization of loan costs	1,235	1,194
Provision for doubtful accounts	1,720	2,842
Provision for deferred income taxes	26,134	18,479
Losses on divestitures and impairment charges, net	969	490
Share-based compensation	2,830	2,574
Excess tax benefits from share based awards	(772)	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	5,962	4,471
Increase in other assets	(5,882)	(5,352)
Increase (decrease) in payables and other liabilities	12,215	(7,888)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	13,738	16,066
Decrease in deferred preneed funeral revenue	(4,000)	(7,735)
Decrease in deferred preneed funeral receipts held in trust	(14,176)	(10,069)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(6,359)	(26,238)
Increase in deferred preneed cemetery revenue	15,912	15,948
(Decrease) increase in deferred preneed cemetery receipts held in trust	(3,419)	642
Other	1,065	(3,214)
Net cash provided by operating activities	151,124	95,784
Cash flows from investing activities:
Capital expenditures	(22,569)	(23,378)
Acquisitions	—	(804)
Proceeds from divestitures and sales of property and equipment	1,816	264
Other	339	1,176
Net cash used in investing activities	(20,414)	(22,742)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	907
Payments of debt	(4,948)	(497)
Principal payments on capital leases	(6,468)	(6,084)
Proceeds from exercise of stock options	3,094	2,323
Excess tax benefits from share based awards	772	—
Purchase of Company common stock	(1,708)	(75,106)
Payments of dividends	(12,698)	(11,104)
Purchase of Neptune Society noncontrolling interest	(8,333)	—
Bank overdrafts and other	(4,004)	433
Net cash used in financing activities	(34,293)	(89,128)
Effect of foreign currency on cash and cash equivalents	(579)	1,348
Net increase (decrease) in cash and cash equivalents	95,838	(14,738)
Cash and cash equivalents at beginning of period	92,708	128,569
Cash and cash equivalents at end of period	$188,546	$113,831
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195
Comprehensive income	—	—	—	48,025	5,760	275	54,060
Dividends declared on common stock ($.05 per share)	—	—	(10,960)	—	—	—	(10,960)
Employee share-based compensation earned	—	—	2,574	—	—	—	2,574
Stock option exercises	422	—	1,901	—	—	—	2,323
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(6,765)	(44,781)	(23,560)	—	—	(75,106)
Other	1	—	8	—	—	—	9
Balance at March 31, 2012	$225,572	$(8,475)	$1,378,589	$(342,579)	$111,612	$20,376	$1,385,095

Balance at December 31, 2012	211,057	(10)	1,307,058	(286,795)	111,717	19,800	1,362,827
Comprehensive income	—	—	—	57,620	(5,512)	1,098	53,206
Dividends declared on common stock ($.06 per share)	—	—	(12,698)	—	—	—	(12,698)
Employee share-based compensation earned	—	—	2,830	—	—	—	2,830
Stock option exercises	350	—	2,744	—	—	—	3,094
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(109)	(676)	(923)	—	—	(1,708)
Tax Benefits Related to Share-Based Awards	—	—	772	—	—	—	772
Purchase of Neptune Society noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(900)	(900)
Other	1	—	(10)	—	—	—	(9)
Balance at March 31, 2013	$211,786	$(122)	$1,297,949	$(230,098)	$106,205	$13,361	$1,399,081

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2012. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Preneed Funeral and Cemetery Receivables
We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are entered into prior to the delivery of the related goods and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables generally have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the service or goods are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amounts, we have no risk of loss related to these receivables.

If a preneed contract is canceled prior to delivery, state or provincial law governs the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customers exceed the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.

3. Recently Issued Accounting Standards
Foreign Currency
In March 2013, the Financial Accounting Standards Board (FASB) amended the Foreign Currency Matters Topic of the Accounting Standards Codification (ASC) to clarify the appropriate accounting when a parent ceases to have a controlling interest in a subsidiary or group of assets that is a business within a foreign entity. This clarification provides that the cumulative translation adjustment should only be released into net income if the loss of controlling interest represents complete or substantially complete liquidation of the foreign entity in which the subsidiary or asset group had resided. This amendment is effective for us starting with our first quarter of 2014 and adoption is not expected to impact our consolidated financial condition or results of operations.
Comprehensive Income
In February 2013, the FASB amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated comprehensive income by component. We are required to present significant amounts reclassified to net income in their entirety by income statement line item and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. We adopted this amendment effective January 1, 2013 and the appropriate disclosures are contained in Note 12.
Intangible Testing
In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us as of our annual test in the fourth quarter of 2013, and adoption is not expected to impact our consolidated financial condition or results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Deposits	$22,199	$22,178
Withdrawals	32,705	30,912
Purchases of available-for-sale securities	60,979	188,059
Sales of available-for-sale securities	96,704	184,902
Realized gains from sales of available-for-sale securities	11,371	26,011
Realized losses from sales of available-for-sale securities	(1,721)	(9,748)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$995,437	$977,973
Cash and cash equivalents	93,932	85,943
Insurance-backed fixed income securities	274,998	273,098
Trust investments	1,364,367	1,337,014
Receivables from customers	242,355	241,896
Unearned finance charge	(8,996)	(8,645)
	1,597,726	1,570,265
Allowance for cancellation	(38,732)	(34,333)
Preneed funeral receivables, net and trust investments	$1,558,994	$1,535,932
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at March 31, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	March 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,942	$3,663	$(1,357)	$108,248
Canadian government	2	104,544	326	(546)	104,324
Corporate	2	48,721	2,949	(605)	51,065
Residential mortgage-backed	2	2,908	48	(12)	2,944
Asset-backed	2	128	2	—	130
Equity securities:
Preferred stock	2	4,935	446	(81)	5,300
Common stock:
United States	1	226,328	52,323	(4,808)	273,843
Canada	1	22,115	3,078	(1,147)	24,046
Other international	1	20,096	2,837	(433)	22,500
Mutual funds:
Equity	1	143,054	15,359	(5,249)	153,164
Fixed income	1	227,300	6,714	(11,124)	222,890
Private equity	3	32,830	2,329	(9,428)	25,731
Other	3	990	262	—	1,252
Trust investments		$939,891	$90,336	$(34,790)	$995,437

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,594	$5,072	$(880)	$109,786
Canadian government	2	110,399	861	(113)	111,147
Corporate	2	51,611	2,531	(623)	53,519
Residential mortgage-backed	2	3,123	57	(8)	3,172
Asset-backed	2	129	3	—	132
Equity securities:
Preferred stock	2	3,603	211	(103)	3,711
Common stock:
United States	1	230,971	38,514	(6,903)	262,582
Canada	1	23,284	2,598	(1,271)	24,611
Other international	1	18,089	1,874	(658)	19,305
Mutual funds:
Equity	1	145,589	10,097	(6,728)	148,958
Fixed income	1	225,365	7,314	(10,252)	222,427
Private equity	3	36,626	221	(18,968)	17,879
Other	3	542	202	—	744
Trust investments		$954,925	$69,555	$(46,507)	$977,973

Where quoted prices are available in an active market, securities held by the common trust funds and mutual funds are classified as Level 1 investments pursuant to the three-level valuation hierarchy as required by the Fair Value Measurements and Disclosure (FVM&D) Topic of the ASC.
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments were valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2013, our unfunded commitment for our private equity and other investments was $11.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$17,879	$744	$15,986	$912
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	10,850	509	(1,307)	7
Net realized losses included in Other income, net(2)	(5)	(1)	(10)	—
Sales	—	—	(9)	—
Contributions	637	—	1,278	—
Distributions and other	(3,630)	—	(254)	—
Fair value, ending balance	$25,731	$1,252	$15,684	$919

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

Maturity dates of our fixed income securities range from 2013 to 2053. Maturities of fixed income securities, excluding mutual funds, at March 31, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,475
Due in one to five years	53,406
Due in five to ten years	48,265
Thereafter	32,565
$266,711
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $12.3 million and $9.9 million for the three months ended March 31, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended March 31, 2013 and 2012, we recorded a $0.2 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, are shown in the following tables:

	March 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,192	$(610)	$18,638	$(746)	$40,830	$(1,356)
Canadian government	10,080	(264)	9,546	(282)	19,626	(546)
Corporate	5,617	(254)	4,632	(351)	10,249	(605)
Residential mortgage-backed	919	(11)	30	(1)	949	(12)
Equity securities:
Preferred stock	1,397	(74)	22	(7)	1,419	(81)
Common stock:
United States	35,099	(3,138)	6,049	(1,670)	41,148	(4,808)
Canada	6,486	(824)	1,497	(323)	7,983	(1,147)
Other international	5,516	(288)	759	(145)	6,275	(433)
Mutual funds:
Equity	1,183	(28)	23,745	(5,222)	24,928	(5,250)
Fixed income	59,546	(1,402)	52,484	(9,722)	112,030	(11,124)
Private equity	—	—	13,498	(9,428)	13,498	(9,428)
Total temporarily impaired securities	$148,035	$(6,893)	$130,900	$(27,897)	$278,935	$(34,790)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,357	$(803)	$6,741	$(77)	$29,098	$(880)
Canadian government	7,912	(113)	—	—	7,912	(113)
Corporate	7,809	(347)	4,283	(276)	12,092	(623)
Residential mortgage-backed	956	(8)	—	—	956	(8)
Equity securities:
Preferred stock	1,220	(93)	52	(10)	1,272	(103)
Common stock:
United States	70,752	(4,694)	9,089	(2,209)	79,841	(6,903)
Canada	6,592	(652)	2,516	(619)	9,108	(1,271)
Other international	7,606	(521)	608	(137)	8,214	(658)
Mutual funds:
Equity	6,779	(126)	26,340	(6,602)	33,119	(6,728)
Fixed income	38,686	(1,021)	24,131	(9,231)	62,817	(10,252)
Private equity	—	—	17,389	(18,968)	17,389	(18,968)
Total temporarily impaired securities	$170,669	$(8,378)	$91,149	$(38,129)	$261,818	$(46,507)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Deposits	$25,268	$25,195
Withdrawals	29,881	24,733
Purchases of available-for-sale securities	105,722	270,083
Sales of available-for-sale securities	125,743	255,417
Realized gains from sales of available-for-sale securities	16,576	39,272
Realized losses from sales of available-for-sale securities	(2,170)	(13,770)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,258,886	$1,204,084
Cash and cash equivalents	94,565	86,923
Insurance-backed fixed income securities	12	9
Trust investments	1,353,463	1,291,016
Receivables from customers	623,371	614,599
Unearned finance charges	(28,876)	(29,471)
	1,947,958	1,876,144
Allowance for cancellation	(50,644)	(49,309)
Preneed cemetery receivables, net and trust investments	$1,897,314	$1,826,835
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at March 31, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	March 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$101,171	$5,384	$(1,345)	$105,210
Canadian government	2	17,150	361	(116)	17,395
Corporate	2	42,021	3,343	(700)	44,664
Residential mortgage-backed	2	143	3	—	146
Equity securities:
Preferred stock	2	8,182	702	(137)	8,747
Common stock:
United States	1	359,882	96,774	(5,512)	451,144
Canada	1	15,156	3,692	(1,006)	17,842
Other international	1	33,912	5,384	(533)	38,763
Mutual funds:
Equity	1	277,324	31,539	(6,859)	302,004
Fixed income	1	255,802	10,207	(20,030)	245,979
Private equity	3	28,863	2,446	(5,352)	25,957
Other	3	870	165	—	1,035
Trust investments		$1,140,476	$160,000	$(41,590)	$1,258,886

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,630	$7,925	$(841)	$106,714
Canadian government	2	17,562	402	(83)	17,881
Corporate	2	43,515	2,456	(775)	45,196
Residential mortgage-backed	2	150	4	—	154
Equity securities:
Preferred stock	2	5,840	334	(196)	5,978
Common stock:
United States	1	363,190	71,613	(7,716)	427,087
Canada	1	16,026	2,862	(846)	18,042
Other international	1	29,889	3,687	(857)	32,719
Mutual funds:
Equity	1	279,265	19,520	(9,921)	288,864
Fixed income	1	251,687	10,975	(19,350)	243,312
Private equity	3	32,785	77	(15,175)	17,687
Other	3	407	44	(1)	450
Trust investments		$1,139,946	$119,899	$(55,761)	$1,204,084
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments were valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2013, our unfunded commitment for our private equity and other investments was $11.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$17,687	$450	$15,219	$436
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	11,400	587	(1,353)	8
Net realized losses included in Other (expense) income, net(2)	(7)	(2)	(11)	(1)
Contributions	662	—	1,356	—
Distributions and other	(3,785)	—	(276)	—
Fair value, ending balance	$25,957	$1,035	$14,935	$443

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

Maturity dates of our fixed income securities range from 2013 to 2042. Maturities of fixed income securities, excluding mutual funds, at March 31, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$19,832
Due in one to five years	56,472
Due in five to ten years	42,361
Thereafter	48,750
$167,415
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $9.2 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended March 31, 2013 and 2012, we recorded a $0.4 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of March 31, 2013 are shown in the following tables:

	March 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$18,714	$(500)	$19,448	$(845)	$38,162	$(1,345)
Canadian government	5,501	(96)	987	(20)	6,488	(116)
Corporate	9,400	(428)	3,323	(272)	12,723	(700)
Equity securities:
Preferred stock	2,250	(87)	163	(50)	2,413	(137)
Common stock:
United States	44,001	(4,114)	7,199	(1,398)	51,200	(5,512)
Canada	2,792	(545)	1,005	(461)	3,797	(1,006)
Other international	6,637	(339)	988	(194)	7,625	(533)
Mutual funds:
Equity	6,029	(79)	40,107	(6,780)	46,136	(6,859)
Fixed income	60,403	(1,783)	50,259	(18,247)	110,662	(20,030)
Private equity	—	—	7,564	(5,352)	7,564	(5,352)
Total temporarily impaired securities	$155,727	$(7,971)	$131,043	$(33,619)	$286,770	$(41,590)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,626	$(841)	$—	$—	$28,626	$(841)
Canadian government	5,319	(83)	—	—	5,319	(83)
Corporate	14,060	(571)	2,137	(204)	16,197	(775)
Equity securities:
Preferred stock	1,497	(143)	126	(53)	1,623	(196)
Common stock:
United States	82,989	(5,624)	11,131	(2,092)	94,120	(7,716)
Canada	3,114	(461)	1,115	(385)	4,229	(846)
Other international	9,056	(655)	741	(202)	9,797	(857)
Mutual funds:
Equity	28,132	(1,427)	43,172	(8,494)	71,304	(9,921)
Fixed income	54,533	(2,205)	29,104	(17,145)	83,637	(19,350)
Private equity	46	(17)	17,136	(15,158)	17,182	(15,175)
Other	8	—	378	(1)	386	(1)
Total temporarily impaired securities	$227,380	$(12,027)	$105,040	$(43,734)	$332,420	$(55,761)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Deposits	$8,228	$6,544
Withdrawals	9,569	8,252
Purchases of available-for-sale securities	35,052	70,127
Sales of available-for-sale securities	27,490	52,886
Realized gains from sales of available-for-sale securities	3,782	2,162
Realized losses from sales of available-for-sale securities	(322)	(2,215)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,074,974	$1,045,568
Cash and cash equivalents	53,310	54,012
Cemetery perpetual care trust investments	$1,128,284	$1,099,580
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at March 31, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	March 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$42	$(1)	$861
Canadian government	2	29,194	638	(198)	29,634
Corporate	2	22,203	517	(78)	22,642
Residential mortgage-backed	2	1,466	33	(3)	1,496
Asset-backed	2	161	9	—	170
Equity securities:
Preferred stock	2	5,563	42	(1,033)	4,572
Common stock:
United States	1	166,134	34,797	(1,547)	199,384
Canada	1	8,745	2,032	(757)	10,020
Other international	1	11,696	606	(457)	11,845
Mutual funds:
Equity	1	15,674	3,891	(70)	19,495
Fixed income	1	689,835	58,531	(307)	748,059
Private equity	3	24,689	455	(8,690)	16,454
Other	3	9,173	1,169	—	10,342
Cemetery perpetual care trust investments		$985,353	$102,762	$(13,141)	$1,074,974

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$45	$(1)	$864
Canadian government	2	30,159	709	(140)	30,728
Corporate	2	22,877	537	(51)	23,363
Residential mortgage-backed	2	1,498	41	(2)	1,537
Asset-backed	2	161	10	—	171
Equity securities:
Preferred stock	2	5,637	61	(938)	4,760
Common stock:
United States	1	163,173	19,609	(3,389)	179,393
Canada	1	8,954	1,568	(731)	9,791
Other international	1	14,693	1,392	(447)	15,638
Mutual funds:
Equity	1	16,999	2,102	(211)	18,890
Fixed income	1	680,921	61,172	(441)	741,652
Private equity	3	24,727	338	(13,943)	11,122
Other	3	9,653	1,110	(3,104)	7,659
Cemetery perpetual care trust investments		$980,272	$88,694	$(23,398)	$1,045,568
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of March 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments were valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments.Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of March 31, 2013, our unfunded commitment for our private equity and other investments was $5.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$11,122	$7,659	$10,849	$6,890
Net unrealized gains included in Accumulated other comprehensive income(1)	6,069	2,729	444	395
Net realized losses included in Other income, net(2)	(82)	(46)	(46)	(11)
Sales	—	—	(26)	—
Contributions	1	—	1,390	—
Distributions and other	(656)	—	(634)	—
Fair value, ending balance	$16,454	$10,342	$11,977	$7,274

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

Maturity dates of our fixed income securities range from 2013 to 2041. Maturities of fixed income securities at March 31, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$9,355
Due in one to five years	23,976
Due in five to ten years	20,297
Thereafter	1,175
$54,803
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized trust fund income related to these trust investments were $10.0 million and $9.0 million for the three months ended March 31, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2013 and 2012, we recorded a $0.1 million and a $0.0 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values and the duration of unrealized losses, are shown in the following tables.

	March 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$414	$(1)	$—	$—	$414	$(1)
Canadian government	9,077	(151)	1,986	(47)	11,063	(198)
Corporate	5,335	(56)	1,858	(22)	7,193	(78)
Residential mortgage-backed	244	(3)	—	—	244	(3)
Equity securities:
Preferred stock	1,429	(244)	2,502	(789)	3,931	(1,033)
Common stock:
United States	14,161	(1,004)	4,238	(543)	18,399	(1,547)
Canada	1,415	(304)	1,010	(453)	2,425	(757)
Other international	5,150	(344)	570	(113)	5,720	(457)
Mutual funds:
Equity	47	(1)	269	(69)	316	(70)
Fixed income	17,645	(93)	30,701	(214)	48,346	(307)
Private equity	—	—	15,969	(8,690)	15,969	(8,690)
Total temporarily impaired securities	$54,917	$(2,201)	$59,103	$(10,940)	$114,020	$(13,141)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$373	$(1)	$—	$—	$373	$(1)
Canadian government	9,145	(140)	—	—	9,145	(140)
Corporate	5,439	(33)	1,886	(18)	7,325	(51)
Residential mortgage-backed	183	(2)	—	—	183	(2)
Equity securities:
Preferred stock	3,115	(639)	973	(299)	4,088	(938)
Common stock:
United States	38,323	(2,403)	7,495	(986)	45,818	(3,389)
Canada	1,246	(281)	1,055	(450)	2,301	(731)
Other international	4,712	(389)	696	(58)	5,408	(447)
Mutual funds:
Equity	2,654	(127)	404	(84)	3,058	(211)
Fixed income	10,552	(37)	31,837	(404)	42,389	(441)
Private equity	—	—	10,752	(13,943)	10,752	(13,943)
Other	—	—	6,308	(3,104)	6,308	(3,104)
Total temporarily impaired securities	$75,742	$(4,052)	$61,406	$(19,346)	$137,148	$(23,398)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 are detailed below.

	March 31, 2013			December 31, 2012
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,364,367	$1,353,463	$2,717,830	$1,337,014	$1,291,016	$2,628,030
Accrued trust operating payables and other	(1,229)	(1,968)	(3,197)	(1,827)	(1,882)	(3,709)
Deferred preneed funeral and cemetery receipts held in trust	$1,363,138	$1,351,495	$2,714,633	$1,335,187	$1,289,134	$2,624,321
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 are detailed below.

	March 31, 2013	December 31, 2012
	(In thousands)
Cemetery perpetual care trust investments	$1,128,284	$1,099,580
Accrued trust operating payables and other	(805)	(828)
Care trusts’ corpus	$1,127,479	$1,098,752
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$11,371	$16,576	$3,782	$—	$31,729
Realized losses	(1,721)	(2,170)	(322)	—	(4,213)
Impairment charges	(200)	(357)	(63)	—	(620)
Interest, dividend, and other ordinary income	1,817	1,529	6,089	—	9,435
Trust expenses and income taxes	(2,381)	(3,669)	(575)	—	(6,625)
Net trust investment income	8,886	11,909	8,911	—	29,706
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(8,886)	(11,909)	(8,911)	—	(29,706)
Other income, net	—	—	—	(984)	(984)
Total other income, net	$—	$—	$—	$(984)	$(984)

	Three Months Ended March 31, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$26,011	$39,272	$2,162	$—	$67,445
Realized losses	(9,748)	(13,770)	(2,215)	—	(25,733)
Impairment charges	(344)	(305)	(1)	—	(650)
Interest, dividend, and other ordinary income	2,200	2,276	5,723	—	10,199
Trust expenses and income taxes	(2,569)	(3,185)	(385)	—	(6,139)
Net trust investment income	15,550	24,288	5,284	—	45,122
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(15,550)	(24,288)	(5,284)	—	(45,122)
Other income, net	—	—	—	3,905	3,905
Total other income, net	$—	$—	$—	$3,905	$3,905

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 37.5% and 32.4% for the three months ended March 31, 2013 and 2012, respectively. The lower effective tax rate for the three months ended March 31, 2012 was primarily due to the benefits associated with the settlement of a tax audit discussed below. The effective tax rate for the first quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.
Internal Revenue Service Settlement
Our affiliate, SCI Funeral and Cemetery Purchasing Cooperative ("COOP"), is a corporation taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in the deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the COOP's 2003 - 2005 federal income tax returns, proposed adjustments that would accelerate amounts that the Company had previously deferred and would result in the payment of interest on those deferred tax payments. We reached a partial settlement with the IRS in the first quarter of 2012 and as a result the Company made a payment of $6.6 million which reduced our tax expense by $3.1 million for the three months ended March 31, 2012 for adjustments to our "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, and other tax matters.
Unrecognized Tax Benefits
As of March 31, 2013, the gross amount of our unrecognized tax benefits was $133.1 million and the gross amount of our accrued interest was $42.0 million. During the three months ended March 31, 2013, our unrecognized tax benefit decreased by $10.9 million which did not impact the unaudited condensed consolidated statement of operations since the unrecognized tax benefits relate to temporary items. These adjustments are primarily due to the expiration of statute of limitations and a decrease in liability related to U.S. tax positions taken in prior years. Additional interest expense of $0.4 million was accrued.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 1999 - 2005 remain under review at the IRS Appeals level. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years through 2010. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,757
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	86,600	86,600
Obligations under capital leases	183,883	176,445
Mortgage notes and other debt, maturities through 2047	5,507	5,698
Unamortized pricing discounts	(4,135)	(4,292)
Total debt	1,950,697	1,948,050
Less current maturities	(37,315)	(31,429)
Total long-term debt	$1,913,382	$1,916,621
Current maturities of debt at March 31, 2013 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.27% and 6.28% at March 31, 2013 and December 31, 2012, respectively. Approximately 87% of our total debt had a fixed interest rate at both March 31, 2013 and December 31, 2012.
Bank Credit Facility
The Company has a $500 million bank credit facility due March 2016 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of March 31, 2013, we have $86.6 million outstanding under our Bank credit facility and $31.7 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% for the first quarter. As of March 31, 2013, we have $381.7 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the three months ended March 31, 2013, we paid an aggregate of $11.4 million, to repay our remaining 7.875% Debentures due February 2013 and our capital lease obligations.
During the three months ended March 31, 2012, we paid $6.6 million of our long-term debt and capital lease obligations.
Capital Leases
During the three months ended March 31, 2013 and 2012, we acquired $14.9 million and $38.3 million, respectively, of primarily transportation equipment capital leases.

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
The fair value of our debt instruments at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,786
6.75% Senior Notes due April 2015	148,713	150,112
6.75% Senior Notes due April 2016	218,102	222,049
7.0% Senior Notes due June 2017	333,017	341,094
7.625% Senior Notes due October 2018	293,750	298,750
7.0% Senior Notes due May 2019	271,875	276,250
4.5% Senior Notes due November 2020	201,500	204,500
8.0% Senior Notes due November 2021	180,000	186,000
7.5% Senior Notes due April 2027	223,000	215,500
Bank credit facility due March 2016	86,600	86,600
Mortgage notes and other debt, maturities through 2047	5,507	5,698
Total fair value of debt instruments	$1,962,064	$1,991,339
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2013:

Three Months Ended
Assumptions	March 31, 2013
Dividend yield	1.9%
Expected volatility	35.2%
Risk-free interest rate	0.7%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the three months ended March 31, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	12,401,970	$8.84
Granted	2,041,330	$15.26
Exercised	(349,663)	$8.85
Cancelled	(36,397)	$10.31
Outstanding at March 31, 2013	14,057,240	$9.77
Exercisable at March 31, 2013	9,939,390	$8.51
As of March 31, 2013, the unrecognized compensation expense related to stock options of $13.1 million is expected to be recognized over a weighted average period of 1.6 years.
Restricted Shares
Restricted share activity for the three months ended March 31, 2013 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2012	1,104,579	$9.78
Granted	378,280	$15.26
Vested	(296,886)	$8.63
Cancelled	(2,744)	$10.32
Nonvested restricted shares at March 31, 2013	1,183,229	$11.81
As of March 31, 2013, the unrecognized compensation expense related to restricted shares of $10.2 million is expected to be recognized over a weighted average period of 1.6 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(6,804)	—	(6,804)
Reclassification of currency translation adjustment to Losses on divestitures and impairment charges, net	1,292	—	1,292
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	69,478	69,478
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(69,478)	(69,478)
Balance at March 31, 2013	$106,205	$—	$106,205
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On February 13, 2013, our Board of Directors approved a cash dividend of $.06 per common share. This dividend, totaling $12.7 million, was paid on March 28, 2013.
Share Repurchases

Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2013, there were no share repurchases under our share repurchase program. The remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $190.1 million at March 31, 2013.

During the three months ended March 31, 2013, we made $1.7 million of share repurchases that were not part of the publicly announced programs. These shares represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
Noncontrolling Interests
During the three months ended March 31, 2013, the Company acquired an additional 10% of the outstanding shares of The Neptune Society, Inc. for $8.3 million, increasing our ownership from 70% to 80%.

13. Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2013	$462,019	$190,333	$652,352
2012	$424,281	$178,225	$602,506
Gross profits:
2013	$120,147	$39,453	$159,600
2012	$100,024	$27,543	$127,567
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Gross profits from reportable segments	$159,600	$127,567
General and administrative expenses	(30,866)	(25,959)
Losses on divestitures and impairment charges, net	(969)	(490)
Operating income	127,765	101,118
Interest expense	(32,769)	(33,588)
Other (expense) income, net	(984)	3,905
Income before income taxes	$94,012	$71,435
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2013	$595,437	$54,981	$1,934	$652,352
2012	$547,176	$53,541	$1,789	$602,506

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Merchandise revenues:
Funeral	$153,832	$140,153
Cemetery	129,492	121,834
Total merchandise revenues	283,324	261,987
Services revenues:
Funeral	280,325	259,779
Cemetery	54,550	49,672
Total services revenues	334,875	309,451
Other revenues	34,153	31,068
Total revenues	$652,352	$602,506
Merchandise costs and expenses:
Funeral	$77,510	$72,125
Cemetery	56,529	55,686
Total cost of merchandise	134,039	127,811
Services costs and expenses:
Funeral	134,326	127,260
Cemetery	26,356	25,821
Total cost of services	160,682	153,081
Overhead and other expenses	198,031	194,047
Total costs and expenses	$492,752	$474,939

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2013 and December 31, 2012, we have self-insurance reserves of $56.7 million and $57.5 million, respectively.
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
Barbara Schwartz & Carol Neitlich, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015954, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80180-DMM. This case was filed by counsel for plaintiffs in the Sands case regarding our Star of David Memorial Gardens Cemetery and Funeral Chapel and Bailey Memorial Gardens located in North Lauderdale, Florida. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. On our motion, the court dismissed the plaintiffs' claims in March 2013. We cannot quantify our ultimate liability, if any, for the payment of any damages.
Janie Niven & Jennifer Mazzo, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015951, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit was filed by plaintiffs in the preceding Sands and Schwartz cases regarding Beth David Memorial Gardens and Chapel located in Hollywood, Florida. Although we acquired the cemetery in connection with our 2006 acquisition of Alderwoods Group, Inc., we never managed the cemetery and sold it to a third-party shortly after closing on the Alderwoods acquisition. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. In February 2013, the plaintiffs voluntarily dismissed their claims without prejudice.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Bryant and Helm lawsuits described below.
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases and dismissed the Helm case. The Helm plaintiff is appealing the court's order decertifying her claims. The individual claims in the Bryant case are still pending. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made a large number of demands for arbitration. We cannot quantify our ultimate liability, if any, in these lawsuits.
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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$57,620	$48,025
After tax interest on convertible debt	13	13
Net income — diluted	$57,633	$48,038
Weighted average shares (denominator):
Weighted average shares — basic	211,380	220,132
Stock options	3,707	2,959
Convertible debt	121	121
Weighted average shares — diluted	215,208	223,212
Net income per share:
Basic	$0.27	$0.22
Diluted	$0.27	$0.22
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended March 31, 2013 and March 31, 2012, total options not currently included in the computation of dilutive EPS were 1.1 million and 4.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2013, we operated 1,437 funeral service locations and 374 cemeteries (including 213 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $7.5 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2013, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $190.1 million authorized to repurchase our common stock.
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

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $151.1 million in the three months ended March 31, 2013. In addition, we have $381.7 million in excess borrowing capacity under our bank credit facility which expires in March 2016. We currently have no significant maturities of long-term debt until April 2015.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2013, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2013 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	2.82
Interest coverage ratio	3.00 (Min)	4.88
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $188.5 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
It is our intention to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Reinvest in the core business. We expect to continue to focus on funding growth initiatives that generate increased profitability, revenue, and cash flows. Our primary internal growth initiative is to increase our funeral and cemetery preneed backlog to grow the Company over the long-term. We will also invest in the construction of funeral home facilities and in the construction of cemetery property to promote future cemetery sales growth. Lastly, from time to time we may have other smaller capital projects, primarily related to the improvement of processes and systems.
Invest in acquisitions. We intend to make acquisitions of funeral homes and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We target businesses with favorable consumer segments and/or where we can achieve additional economies of scale.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. Currently, we have approximately $190.1 million authorized under our share repurchase program. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Pay a dividend. Beginning in November 2007, we began to pay quarterly dividends of $0.04 per common share. On February 9, 2011, our Board of Directors approved the payment of a quarterly dividend of $0.05 per common share and on February 13, 2013, approved a quarterly dividend of $0.06 per common share. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase debt. While the Company has no significant debt maturities until April 2015, we will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile.
Our bank credit facility expires in March 2016 and we believe we will be able to successfully renew this facility at the appropriate time. Our long-term liquidity profile assumes that we will have access to the capital markets to refinance our long term debt if, and when, we choose to do so. The Company has a relatively consistent annual cash flow stream which is generally resistant to down economic cycles. This cash flow stream is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, the Company's capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow

We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $55.3 million to $151.1 million in the first quarter of 2013 from $95.8 million in the same period of 2012. This increase was driven by:

•	a $64.7 million increase in cash receipts from customers as a result of higher atneed and preneed sales;

•	a $9.6 million increase in net trust fund withdrawals; partially offset by,

•	a $7.5 million increase in vendor payments;

•	a $4.6 million increase in payroll;

•	a $3.9 million increase in cash tax payments; and

•	a $1.3 million decrease in General Agency (GA) receipts.
Investing Activities
Cash flows from investing activities used $20.4 million in the first quarter of 2013 compared to using $22.7 million in the same period of 2012. This decrease was primarily attributable to an increase of $1.6 million in cash receipts from divestitures and asset sales, a $0.8 million decrease in capital expenditures, and a $0.8 million decrease in cash spent on acquisitions; partially offset by a $0.9 million decrease in net withdrawals of restricted funds.
Financing Activities
Financing activities used $34.3 million in the first quarter of 2013 compared to using $89.1 million in the same period of 2012. This decrease was primarily driven by a $73.4 million decrease in the repurchases of company stock, partially offset by an $8.3 million increase in purchases of Neptune Society noncontrolling interest, a $4.5 million increase in debt payments, a $4.4 million increase in bank overdrafts and other, and a $1.6 million increase in payments of dividends.
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

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Preneed funeral	$104.5	$110.1
Preneed cemetery:
Merchandise and services	110.6	114.6
Pre-construction	4.2	7.2
Bonds supporting preneed funeral and cemetery obligations	219.3	231.9
Bonds supporting preneed business permits	3.0	2.9
Other bonds	18.1	17.2
Total surety bonds outstanding	$240.4	$252.0
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2013 and 2012, we had $4.4 million and $4.8 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2013 and 2012.

	North America
	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$46.3	$37.7
Sales production (number of contracts)	17,253	14,077
Maturities	$50.9	$56.1
Maturities (number of contracts)	14,636	14,235
Cemetery:
Sales production:
Preneed	$133.2	$124.5
Atneed	63.3	59.4
Total sales production	$196.5	$183.9
Sales production deferred to backlog:
Preneed	$49.2	$55.2
Atneed	47.7	45.4
Total sales production deferred to backlog	$96.9	$100.6
Revenue recognized from backlog:
Preneed	$35.9	$32.3
Atneed	45.5	44.0
Total revenue recognized from backlog	$81.4	$76.3

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2013 and 2012, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$137.9	$134.4
Sales production (number of contracts) (1)	24,134	22,776
General Agency revenue	$25.2	$23.3
Maturities	$92.7	$83.1
Maturities (number of contracts)	16,305	14,672

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2013 and December 31, 2012. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2013 and December 31, 2012. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost basis) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts.

	March 31, 2013		December 31, 2012
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.52	$0.52	$0.53	$0.53
Deferred preneed funeral receipts held in trust	1.36	1.30	1.34	1.32
	$1.88	$1.82	$1.87	$1.85
Allowance for cancellation on trust investments	(0.16)	(0.15)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.72	$1.67	$1.72	$1.70
Backlog of insurance-funded preneed funeral revenues (1)	3.71	3.71	3.68	3.68
Total backlog of preneed funeral revenues	$5.43	$5.38	$5.40	$5.38
Preneed funeral receivables, net and trust investments	$1.56	$1.56	$1.54	$1.52
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.41	$1.41	$1.40	$1.38
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	3.71	3.71	3.68	3.68
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$5.12	$5.12	$5.08	$5.06
Deferred preneed cemetery revenues	$0.88	$0.88	$0.86	$0.86
Deferred preneed cemetery receipts held in trust	1.35	1.23	1.29	1.23
	$2.23	$2.11	$2.15	$2.09
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$2.08	$1.96	$2.00	$1.94
Preneed cemetery receivables, net and trust investments	$1.89	$1.77	$1.82	$1.76
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.73	$1.61	$1.66	$1.60

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of March 31, 2013, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2013, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended March 31, 2013, the Standard and Poor’s 500 Index increased approximately 14.0% and the Barclay’s Aggregate Index increased approximately 3.8%, while the combined SCI trusts increased approximately 11.2%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended March 31, 2013 and 2012
Management Summary
Key highlights in the first quarter of 2013 were as follows:

•
Funeral gross profit increased $20.1 million, or 20.1%, primarily due to higher funeral services performed and average revenue per funeral service, along with an increase in preneed revenues for items that are delivered at the the time of sale; and

•	Cemetery gross profit increased $11.9 million, or 43.1%, primarily due to an increase in cemetery preneed sales and an increase in trust fund income.

Results of Operations
In the first quarter of 2013, we reported net income attributable to common stockholders of $57.6 million ($0.27 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2012 of $48.0 million ($0.22 per diluted share). These results were impacted by the following items:

	2013	2012
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(573)	$(354)
After-tax expenses related to system and process transition costs	$(695)	$(35)
After-tax expenses related to legal defense fees	$(804)	$—
Change in certain tax reserves and other	$(890)	$3,326
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2013 and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2012 and ending March 31, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended March 31, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$460.2	$8.5	$0.2	$451.5
Cemetery revenue	190.3	—	(0.1)	190.4
	650.5	8.5	0.1	641.9
Germany revenue	1.9	—	—	1.9
Total revenue	$652.4	$8.5	$0.1	$643.8
North America Gross Profits
Funeral gross profits (losses)	$119.8	$1.5	$(0.3)	$118.6
Cemetery gross profits (losses)	39.5	—	(0.4)	39.9
	159.3	1.5	(0.7)	158.5
Germany gross profits	0.3	—	—	0.3
Total gross profits (losses)	$159.6	$1.5	$(0.7)	$158.8

Three Months Ended March 31, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$422.5	$0.1	$1.2	$421.2
Cemetery revenue	178.2	—	0.3	177.9
	600.7	0.1	1.5	599.1
Germany revenue	1.8	—	—	1.8
Total revenue	$602.5	$0.1	$1.5	$600.9
North America Gross Profits
Funeral gross profits (losses)	$100.2	$(0.1)	$(0.8)	$101.1
Cemetery gross profits	27.6	—	0.2	27.4
	127.8	(0.1)	(0.6)	128.5
Germany gross losses	(0.2)	—	—	(0.2)
Total gross profits (losses)	$127.6	$(0.1)	$(0.6)	$128.3

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2013 and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$462.1	$424.3
Less: Funeral consolidated recognized preneed revenue(1)	18.9	13.7
Less: Consolidated GA revenue	25.2	23.3
Less: Other revenue	4.6	2.8
Adjusted consolidated funeral revenue	$413.4	$384.5
Consolidated funeral services performed	79,788	74,706
Consolidated average revenue per funeral service	$5,181	$5,147

(1)	Recognized preneed revenue represents preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance.

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2013 and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$453.4	$423.0
Less: Funeral comparable recognized preneed revenue(1)	17.9	13.6
Less: Comparable GA revenue	25.0	23.3
Less: Other revenue	4.5	3.0
Adjusted comparable funeral revenue	$406.0	$383.1
Comparable funeral services performed	77,716	74,518
Comparable average revenue per funeral service	$5,224	$5,141

(1)	Recognized preneed revenue represents preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance.
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $462.1 million in the first quarter of 2013 compared to $424.3 million for the same period in 2012. This increase is primarily attributable to a $30.4 million increase in comparable revenues described below and $8.4 million of additional revenues as the result of acquisitions in 2012. These increases were partially offset by a decline of $1.0 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable revenues from funeral operations were $453.4 million in the first quarter of 2013 compared to $423.0 million for the same period in 2012. This increase was primarily due to the 4.3% increase in the number of comparable funeral services described below and the increase in average funeral revenue per funeral service described below, as well as increased recognized preneed revenues for items that are delivered at the time of sale, and higher General Agency revenues.
Funeral Services Performed
Our consolidated funeral services performed increased 6.8% during the first quarter of 2013 compared to the same period in 2012, primarily as the result of acquisitions in 2012 and a 4.3% increase in comparable funeral services performed. We believe this increase is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 48.9% in the first quarter of 2013 increased from 48.3% in 2012. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $34, or 0.7%, in the first quarter of 2013 compared to 2012, primarily due to an increase in comparable average revenue per funeral service described below and partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $83, or 1.6%, in the first quarter of 2013 compared to the same period in 2012. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and events offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.1% despite an increase in cremation rates. The addition of Neptune Society fulfilled contracts to our comparable results (which include only the cremation service component in our comparable analysis) has accelerated our cremation mix change and put slight downward pressure on our total average revenue per service.
Funeral Gross Profits
Consolidated funeral gross profits increased $20.1 million, or 20.1%, in the first quarter of 2013 compared to the same period in 2012. This increase is primarily attributable to an $18.0 million increase in comparable gross profits described below, $1.6 million of additional gross profits related to acquisitions that occurred in 2012, and $0.5 million decrease in losses by non-strategic assets that were divested throughout 2013 and 2012.
Comparable funeral gross profits increased $18.0 million, or 17.8%, and the comparable gross margin percentage increased from 23.9% to 26.2% in the first quarter of 2013 when compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above, partially offset by the following:

•	a $4.8 million increase in direct costs of services performed as a result of the increase in funeral revenue described above;

•	a $4.1 million increase in selling costs as a result of higher production;

•	a $1.8 million increase in general and administrative expense; and

•	a $1.2 million increase in facility expense driven by the increase in funeral services performed described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $12.1 million, or 6.8%, in the first quarter of 2013 compared to the same period in 2012, primarily as a result of the increase in comparable revenues described below. This increase was partially offset by a decline of $0.4 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable cemetery revenues increased $12.5 million, or 7.0%, primarily as a result of higher cemetery preneed property sales and increased trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $11.9 million, or 43.1%, in the first quarter of 2013 compared to the same period in 2012. This increase is primarily the result of the increase in comparable gross profits described below, partially offset by a decline of $0.6 million in profits contributed by non-strategic assets that were divested throughout 2013 and 2012.
Comparable cemetery gross profits increased $12.5 million, or 45.6%, and gross margin percentage increased from 15.4% to 21.0% in the first quarter of 2013 compared to the same period in 2012. This increase is primarily the result of higher cemetery revenues described above and a benefit of $1.9 million for insurance claim settlements, partially offset by a $2.0 million increase in selling costs related to increased sales production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $4.9 million to $30.9 million during the first quarter of 2013 compared to $26.0 million for the same period in 2012. This increase is primarily due to $2.5 million of incremental long-term incentive compensation costs related to total shareholder return as well as a $2.5 million increase in legal fees.

Losses on Divestitures and Impairment Charges, net
     We recognized a $1.0 million net pre-tax loss on divestitures and impairment charges in the first quarter of 2013 primarily due to losses on the final settlement of an indemnification liability related to our former operations in Spain. In the first quarter of 2012, we recognized a $0.5 million net pre-tax loss on divestitures and impairment charges due to the sale of non-strategic locations in North America.
Other (Expense) Income, Net
Other (expense) income, net decreased $4.9 million to an expense of $1.0 million during first quarter of 2013, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the first quarter of 2012.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 37.5% and 32.4% for the three months ended March 31, 2013 and 2012, respectively. The lower effective tax rate for the three months ended March 31, 2012 is primarily due to the benefits associated with the settlement of a tax audit. The effective tax rate for the first quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 215.2 million during the first three months ended March 31, 2013, compared to 223.2 million in the same period of 2012. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
No other significant changes to our accounting policies have occurred subsequent to December 31, 2012, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Unfavorable results of litigation, including currently pending class action cases concerning cemetery or burial practices, could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenues may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

•	A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future goodwill impairments and /or other intangible assets.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2012 Annual Report on Form 10-K, which was filed February 13, 2013. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2013 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of March 31, 2013 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 28, 2013, we issued 1,000 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
January 1, 2013 - January 31, 2013	—	$—	—	$190,132,279
February 1, 2013 - February 28, 2013	—	$—	—	$190,132,279
March 1, 2013 - March 31, 2013(1)	109,203	$15.65	—	$190,132,279
	109,203		—
(1)    The 109,203 shares purchased in March 2013 that were not part of the publicly announced programs represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
As of March 31, 2013, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $190.1 million.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2013 and 2012.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2013		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2013 and 2012.

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.