Form 10-Q
period 2013-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2013-07-25
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 23, 2013 was 211,948,735 (net of treasury shares).

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
Funeral Recognized Preneed Revenue — Funeral merchandise and products sold on a preneed contract and delivered before a death has occurred, including funeral merchandise and travel protection insurance, which primarily represents sales by the Neptune Society.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$625,505	$597,372	$1,277,857	$1,199,878
Costs and expenses	(499,684)	(469,183)	(992,436)	(944,122)
Gross profits	125,821	128,189	285,421	255,756
General and administrative expenses	(31,162)	(29,558)	(62,028)	(55,517)
(Losses) gains on divestitures and impairment charges, net	(5,545)	1,058	(6,514)	568
Operating income	89,114	99,689	216,879	200,807
Interest expense	(32,740)	(33,894)	(65,509)	(67,482)
Gains on early extinguishment of debt, net	468	—	468	—
Other (expense) income, net	(699)	(2,221)	(1,683)	1,684
Income before income taxes	56,143	63,574	150,155	135,009
Provision for income taxes	(21,708)	(25,935)	(56,997)	(49,055)
Net income	34,435	37,639	93,158	85,954
Net income attributable to noncontrolling interests	(820)	(563)	(1,922)	(853)
Net income attributable to common stockholders	$33,615	$37,076	$91,236	$85,101
Basic earnings per share:
Net income attributable to common stockholders	$0.16	$0.17	$0.43	$0.39
Basic weighted average number of shares	211,821	215,898	211,602	218,015
Diluted earnings per share:
Net income attributable to common stockholders	$0.16	$0.17	$0.42	$0.39
Diluted weighted average number of shares	215,946	218,906	215,603	221,058
Dividends declared per share	$0.07	$0.06	$0.13	$0.11

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$34,435	$37,639	$93,158	$85,954
Other comprehensive income:
Foreign currency translation adjustments	(11,754)	(8,267)	(17,270)	(2,522)
Total comprehensive income	22,681	29,372	75,888	83,432
Total comprehensive income attributable to noncontrolling interests	(814)	(580)	(1,912)	(855)
Total comprehensive income attributable to common stockholders	$21,867	$28,792	$73,976	$82,577

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$221,086	$92,708
Receivables, net	90,678	101,817
Deferred tax assets	42,782	42,864
Inventories, net	24,280	24,560
Other	25,221	20,546
Total current assets	404,047	282,495
Preneed funeral receivables, net and trust investments	1,535,244	1,535,932
Preneed cemetery receivables, net and trust investments	1,904,140	1,826,835
Cemetery property, at cost	1,483,138	1,489,948
Property and equipment, net	1,623,701	1,641,101
Goodwill, net	1,374,374	1,382,410
Deferred charges and other assets	421,156	425,267
Cemetery perpetual care trust investments	1,109,249	1,099,580
Total assets	$9,855,049	$9,683,568

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$356,602	$373,783
Current maturities of long-term debt	36,412	31,429
Income taxes	1,714	6,892
Total current liabilities	394,728	412,104
Long-term debt	1,920,383	1,916,621
Deferred preneed funeral revenues	526,489	536,647
Deferred preneed cemetery revenues	899,846	861,148
Deferred tax liability	517,583	471,198
Other liabilities	399,406	399,950
Deferred preneed funeral and cemetery receipts held in trust	2,670,395	2,624,321
Care trusts’ corpus	1,108,358	1,098,752
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 212,063,882 and 211,056,501 shares issued, respectively, and 211,941,935 and 211,046,501 shares outstanding, respectively	211,942	211,047
Capital in excess of par value	1,293,863	1,307,058
Accumulated deficit	(196,576)	(286,795)
Accumulated other comprehensive income	94,457	111,717
Total common stockholders’ equity	1,403,686	1,343,027
Noncontrolling interests	14,175	19,800
Total equity	1,417,861	1,362,827
Total liabilities and equity	$9,855,049	$9,683,568
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$93,158	$85,954
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on early extinguishment of debt, net	(468)	—
Depreciation and amortization	61,247	59,111
Amortization of intangible assets	11,412	12,157
Amortization of cemetery property	19,588	21,004
Amortization of loan costs	2,486	2,406
Provision for doubtful accounts	3,132	5,039
Provision for deferred income taxes	42,103	39,933
Losses (gains) on divestitures and impairment charges, net	6,514	(568)
Share-based compensation	5,850	4,969
Excess tax benefits from share based awards	(5,558)	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	4,586	3,486
Increase in other assets	(4,840)	(7,540)
Decrease in payables and other liabilities	(7,073)	(27,734)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	28,170	26,991
Decrease in deferred preneed funeral revenue	(4,231)	(18,805)
Decrease in deferred preneed funeral receipts held in trust	(28,576)	(15,693)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(32,380)	(60,056)
Increase in deferred preneed cemetery revenue	40,733	25,416
(Decrease) increase in deferred preneed cemetery receipts held in trust	(8,969)	4,032
Other	62	(1,719)
Net cash provided by operating activities	226,946	158,383
Cash flows from investing activities:
Capital expenditures	(50,762)	(52,062)
Acquisitions	(3,606)	(10,550)
Proceeds from divestitures and sales of property and equipment, net	5,550	7,135
Other	341	(4,514)
Net cash used in investing activities	(48,477)	(59,991)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	12,907
Payments of debt	(4,695)	(829)
Principal payments on capital leases	(12,967)	(12,823)
Proceeds from exercise of stock options	4,856	3,793
Excess tax benefits from share based awards	5,558	—
Purchase of Company common stock	(1,708)	(104,700)
Payments of dividends	(27,553)	(21,959)
Purchase of Neptune Society noncontrolling interest	(8,333)	—
Bank overdrafts and other	(3,681)	1,074
Net cash used in financing activities	(48,523)	(122,537)
Effect of foreign currency on cash and cash equivalents	(1,568)	919
Net increase (decrease) in cash and cash equivalents	128,378	(23,226)
Cash and cash equivalents at beginning of period	92,708	128,569
Cash and cash equivalents at end of period	$221,086	$105,343
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195
Comprehensive income	—	—	—	85,101	(2,524)	855	83,432
Dividends declared on common stock ($.11 per share)	—	—	(23,802)	—	—	—	(23,802)
Employee share-based compensation earned	—	—	4,969	—	—	—	4,969
Stock option exercises	635	—	3,158	—	—	—	3,793
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(9,385)	(60,802)	(34,513)	—	—	(104,700)
Noncontrolling interest payment	—	—	—	—	—	(405)	(405)
Other	82	—	866	—	—	—	948
Balance at June 30, 2012	$225,866	$(11,095)	$1,354,236	$(316,456)	$103,328	$20,551	$1,376,430

Balance at December 31, 2012	211,057	(10)	1,307,058	(286,795)	111,717	19,800	1,362,827
Comprehensive income	—	—	—	91,236	(17,260)	1,912	75,888
Dividends declared on common stock ($.13 per share)	—	—	(27,553)	—	—	—	(27,553)
Employee share-based compensation earned	—	—	5,850	—	—	—	5,850
Stock option exercises	555	—	4,444	—	—	—	4,999
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(117)	(717)	(1,017)	—	—	(1,851)
Cancellation of Company Stock	(8)	8	—	—	—	—	—
Tax Benefits Related to Share-Based Awards	—	—	5,558	—	—	—	5,558
Purchase of Neptune Society noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(900)	(900)
Other	82	—	1,294	—	—	—	1,376
Balance at June 30, 2013	$212,064	$(122)	$1,293,863	$(196,576)	$94,457	$14,175	$1,417,861

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
On May 29, 2013, we entered into a definitive agreement to acquire all of the outstanding shares of Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash. Stewart operated 217 funerals and 141 cemeteries as of April 30, 2013. The transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. The transaction is valued at approximately $1.5 billion, which includes approximately $331.6 million of Stewart's debt. We expect to fund the transaction with cash on hand, the utilization of debt under our new credit facility, and from the proceeds from the issuance of our long-term senior notes as discussed in Note 9. The acquisition is subject to, among other conditions, antitrust clearance and approval of the Stewart stockholders. It is anticipated that the acquisition will be completed at the end of 2013 or in early 2014, however there can be no assurance that the acquisition will be completed by this time or at all.

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
Reclassifications
Certain reclassifications have been made to prior amounts to conform to the current period financial statements presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
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

3. Recently Issued Accounting Standards
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) amended the Income Taxes Topic of the Accounting Standards Codification (ASC) to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This amendment is effective for us starting with our first quarter of 2014 and we are still evaluating the impact of adoption on our consolidated financial condition.
Foreign Currency
In March 2013, the FASB amended the Foreign Currency Matters Topic of the ASC to clarify the appropriate accounting when a parent ceases to have a controlling interest in a subsidiary or group of assets that is a business within a foreign entity. This clarification provides that the cumulative translation adjustment should only be released into net income if the loss of controlling interest represents complete or substantially complete liquidation of the foreign entity in which the subsidiary or asset group had resided. This amendment is effective for us starting with our first quarter of 2014 and adoption would impact our consolidated financial condition and results of operations if we dispose of a foreign entity.
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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$21,416	$21,921	$43,615	$44,099
Withdrawals	35,544	24,179	68,249	55,091
Purchases of available-for-sale securities	116,847	83,211	177,826	271,270
Sales of available-for-sale securities	149,946	86,897	246,650	271,799
Realized gains from sales of available-for-sale securities	17,330	9,754	28,701	35,765
Realized losses from sales of available-for-sale securities	(4,445)	(4,412)	(6,166)	(14,160)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$971,607	$977,973
Cash and cash equivalents	91,303	85,943
Insurance-backed fixed income securities	277,673	273,098
Trust investments	1,340,583	1,337,014
Receivables from customers	242,036	241,896
Unearned finance charge	(9,277)	(8,645)
	1,573,342	1,570,265
Allowance for cancellation	(38,098)	(34,333)
Preneed funeral receivables, net and trust investments	$1,535,244	$1,535,932
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at June 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	June 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$106,885	$1,566	$(4,619)	$103,832
Canadian government	2	105,332	218	(647)	104,903
Corporate	2	50,908	2,449	(740)	52,617
Residential mortgage-backed	2	2,592	25	(23)	2,594
Asset-backed	2	128	1	—	129
Equity securities:
Preferred stock	2	4,297	431	(26)	4,702
Common stock:
United States	1	219,137	50,352	(5,374)	264,115
Canada	1	23,642	2,639	(1,589)	24,692
Other international	1	22,914	2,737	(1,024)	24,627
Mutual funds:
Equity	1	140,392	9,582	(7,126)	142,848
Fixed income	1	235,078	3,714	(20,034)	218,758
Private equity	3	32,220	2,758	(8,645)	26,333
Other	3	1,210	286	(39)	1,457
Trust investments		$944,735	$76,758	$(49,886)	$971,607

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,594	$5,072	$(880)	$109,786
Canadian government	2	110,399	861	(113)	111,147
Corporate	2	51,611	2,531	(623)	53,519
Residential mortgage-backed	2	3,123	57	(8)	3,172
Asset-backed	2	129	3	—	132
Equity securities:
Preferred stock	2	3,603	211	(103)	3,711
Common stock:
United States	1	230,971	38,514	(6,903)	262,582
Canada	1	23,284	2,598	(1,271)	24,611
Other international	1	18,089	1,874	(658)	19,305
Mutual funds:
Equity	1	145,589	10,097	(6,728)	148,958
Fixed income	1	225,365	7,314	(10,252)	222,427
Private equity	3	36,626	221	(18,968)	17,879
Other	3	542	202	—	744
Trust investments		$954,925	$69,555	$(46,507)	$977,973

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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2013, our unfunded commitment for our private equity and other investments was $8.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$25,731	$1,252	$15,684	$919
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,761	361	(277)	(7)
Net realized losses included in Other income, net(2)	(6)	(1)	(6)	—
Contributions	1,565	—	1,281	—
Distributions and other	(2,718)	(155)	(323)	(3)
Fair market value, ending balance	$26,333	$1,457	$16,359	$909

	Six Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$17,879	$744	$15,986	$912
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	12,611	870	(1,584)	—
Net realized losses included in Other income, net(2)	(11)	(2)	(16)	—
Sales	—	—	(9)	—
Contributions	2,202	—	2,559	—
Distributions and other	(6,348)	(155)	(577)	(3)
Fair market value, ending balance	$26,333	$1,457	$16,359	$909

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

Maturity dates of our fixed income securities range from 2013 to 2053. Maturities of fixed income securities, excluding mutual funds, at June 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,721
Due in one to five years	53,438
Due in five to ten years	46,501
Thereafter	31,415
$264,075
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $12.0 million and $9.3 million for the three months ended June 30, 2013 and 2012, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $24.3 million and $19.2 million for the six months ended June 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended June 30, 2013 and 2012, we recorded a $0.4 million and a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2013 and 2012, we recorded a $0.6 million and a $0.6 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, are shown in the following tables:

	June 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$34,708	$(3,301)	$17,971	$(1,318)	$52,679	$(4,619)
Canadian government	14,505	(446)	6,653	(201)	21,158	(647)
Corporate	9,872	(415)	4,156	(325)	14,028	(740)
Residential mortgage-backed	1,604	(22)	20	(1)	1,624	(23)
Equity securities:
Preferred stock	677	(26)	—	—	677	(26)
Common stock:
United States	41,535	(3,633)	6,276	(1,741)	47,811	(5,374)
Canada	5,917	(779)	2,827	(810)	8,744	(1,589)
Other international	8,831	(844)	824	(180)	9,655	(1,024)
Mutual funds:
Equity	41,947	(2,589)	16,935	(4,537)	58,882	(7,126)
Fixed income	116,969	(6,869)	42,180	(13,165)	159,149	(20,034)
Private equity	—	—	13,769	(8,645)	13,769	(8,645)
Other	—	—	585	(39)	585	(39)
Total temporarily impaired securities	$276,565	$(18,924)	$112,196	$(30,962)	$388,761	$(49,886)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,357	$(803)	$6,741	$(77)	$29,098	$(880)
Canadian government	7,912	(113)	—	—	7,912	(113)
Corporate	7,809	(347)	4,283	(276)	12,092	(623)
Residential mortgage-backed	956	(8)	—	—	956	(8)
Equity securities:
Preferred stock	1,220	(93)	52	(10)	1,272	(103)
Common stock:
United States	70,752	(4,694)	9,089	(2,209)	79,841	(6,903)
Canada	6,592	(652)	2,516	(619)	9,108	(1,271)
Other international	7,606	(521)	608	(137)	8,214	(658)
Mutual funds:
Equity	6,779	(126)	26,340	(6,602)	33,119	(6,728)
Fixed income	38,686	(1,021)	24,131	(9,231)	62,817	(10,252)
Private equity	—	—	17,389	(18,968)	17,389	(18,968)
Total temporarily impaired securities	$170,669	$(8,378)	$91,149	$(38,129)	$261,818	$(46,507)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$28,344	$25,512	$53,612	$50,707
Withdrawals	33,458	22,630	63,339	47,363
Purchases of available-for-sale securities	190,675	58,981	296,397	329,064
Sales of available-for-sale securities	208,589	61,270	334,332	316,687
Realized gains from sales of available-for-sale securities	29,743	8,610	46,319	47,882
Realized losses from sales of available-for-sale securities	(6,885)	(4,296)	(9,055)	(18,066)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,229,781	$1,204,084
Cash and cash equivalents	101,801	86,923
Insurance-backed fixed income securities	15	9
Trust investments	1,331,597	1,291,016
Receivables from customers	655,167	614,599
Unearned finance charges	(29,930)	(29,471)
	1,956,834	1,876,144
Allowance for cancellation	(52,694)	(49,309)
Preneed cemetery receivables, net and trust investments	$1,904,140	$1,826,835
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at June 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$106,573	$2,183	$(7,027)	$101,729
Canadian government	2	16,588	245	(169)	16,664
Corporate	2	45,657	3,079	(807)	47,929
Residential mortgage-backed	2	141	2	(1)	142
Equity securities:
Preferred stock	2	7,114	694	(34)	7,774
Common stock:
United States	1	351,487	94,150	(6,416)	439,221
Canada	1	14,429	3,192	(1,297)	16,324
Other international	1	38,736	5,316	(1,445)	42,607
Mutual funds:
Equity	1	280,278	22,846	(9,366)	293,758
Fixed income	1	262,374	5,948	(32,574)	235,748
Private equity	3	28,275	3,093	(4,741)	26,627
Other	3	1,093	196	(31)	1,258
Trust investments		$1,152,745	$140,944	$(63,908)	$1,229,781

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,630	$7,925	$(841)	$106,714
Canadian government	2	17,562	402	(83)	17,881
Corporate	2	43,515	2,456	(775)	45,196
Residential mortgage-backed	2	150	4	—	154
Equity securities:
Preferred stock	2	5,840	334	(196)	5,978
Common stock:
United States	1	363,190	71,613	(7,716)	427,087
Canada	1	16,026	2,862	(846)	18,042
Other international	1	29,889	3,687	(857)	32,719
Mutual funds:
Equity	1	279,265	19,520	(9,921)	288,864
Fixed income	1	251,687	10,975	(19,350)	243,312
Private equity	3	32,785	77	(15,175)	17,687
Other	3	407	44	(1)	450
Trust investments		$1,139,946	$119,899	$(55,761)	$1,204,084
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2013, our unfunded commitment for our private equity and other investments was $9.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$25,957	$1,035	$14,935	$443
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,830	389	(126)	(6)
Net realized losses included in Other income, net(2)	(6)	(1)	(7)	—
Contributions	1,673	—	1,360	—
Distributions and other	(2,827)	(165)	(366)	(4)
Fair market value, ending balance	$26,627	$1,258	$15,796	$433

	Six Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$17,687	$450	$15,219	$436
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	13,230	976	(1,479)	2
Net realized losses included in Other income, net(2)	(13)	(3)	(18)	(1)
Contributions	2,335	—	2,716	—
Distributions and other	(6,612)	(165)	(642)	(4)
Fair market value, ending balance	$26,627	$1,258	$15,796	$433

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

Maturity dates of our fixed income securities range from 2013 to 2043. Maturities of fixed income securities, excluding mutual funds, at June 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$25,379
Due in one to five years	49,652
Due in five to ten years	44,845
Thereafter	46,588
$166,464
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $9.7 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $18.9 million and $13.3 million for the six months ended June 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended June 30, 2013 and 2012, we recorded a $0.9 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2013 and 2012, we recorded a $1.3 million and a $0.6 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of June 30, 2013 are shown in the following tables:

	June 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,474	$(5,504)	$16,491	$(1,523)	$68,965	$(7,027)
Canadian government	3,341	(84)	2,878	(85)	6,219	(169)
Corporate	15,974	(624)	2,268	(183)	18,242	(807)
Residential mortgage-backed	67	(1)	—	—	67	(1)
Equity securities:
Preferred stock	1,143	(34)	—	—	1,143	(34)
Common stock:
United States	61,271	(4,934)	7,359	(1,482)	68,630	(6,416)
Canada	2,693	(473)	1,830	(824)	4,523	(1,297)
Other international	13,549	(1,194)	1,203	(251)	14,752	(1,445)
Mutual funds:
Equity	75,468	(3,484)	32,146	(5,882)	107,614	(9,366)
Fixed income	121,882	(10,602)	24,748	(21,972)	146,630	(32,574)
Private equity	—	—	7,690	(4,741)	7,690	(4,741)
Other	—	—	348	(31)	348	(31)
Total temporarily impaired securities	$347,862	$(26,934)	$96,961	$(36,974)	$444,823	$(63,908)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,626	$(841)	$—	$—	$28,626	$(841)
Canadian government	5,319	(83)	—	—	5,319	(83)
Corporate	14,060	(571)	2,137	(204)	16,197	(775)
Equity securities:
Preferred stock	1,497	(143)	126	(53)	1,623	(196)
Common stock:
United States	82,989	(5,624)	11,131	(2,092)	94,120	(7,716)
Canada	3,114	(461)	1,115	(385)	4,229	(846)
Other international	9,056	(655)	741	(202)	9,797	(857)
Mutual funds:
Equity	28,132	(1,427)	43,172	(8,494)	71,304	(9,921)
Fixed income	54,533	(2,205)	29,104	(17,145)	83,637	(19,350)
Private equity	46	(17)	17,136	(15,158)	17,182	(15,175)
Other	8	—	378	(1)	386	(1)
Total temporarily impaired securities	$227,380	$(12,027)	$105,040	$(43,734)	$332,420	$(55,761)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$5,422	$5,821	$13,650	$12,365
Withdrawals	7,052	5,931	16,621	14,183
Purchases of available-for-sale securities	55,395	31,884	90,447	102,011
Sales of available-for-sale securities	29,261	20,491	56,751	73,377
Realized gains from sales of available-for-sale securities	5,119	2,032	8,901	4,194
Realized losses from sales of available-for-sale securities	(440)	(1,702)	(762)	(3,917)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,065,371	$1,045,568
Cash and cash equivalents	43,878	54,012
Cemetery perpetual care trust investments	$1,109,249	$1,099,580
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at June 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$720	$18	$(6)	$732
Canadian government	2	28,403	433	(292)	28,544
Corporate	2	21,730	352	(151)	21,931
Residential mortgage-backed	2	1,361	19	(9)	1,371
Asset-backed	2	160	8	—	168
Equity securities:
Preferred stock	2	5,461	122	(717)	4,866
Common stock:
United States	1	172,461	36,001	(2,484)	205,978
Canada	1	8,236	1,736	(840)	9,132
Other international	1	10,292	583	(651)	10,224
Mutual funds:
Equity	1	15,247	4,293	(66)	19,474
Fixed income	1	701,454	35,470	(3,437)	733,487
Private equity	3	27,481	461	(9,293)	18,649
Other	3	9,662	1,153	—	10,815
Cemetery perpetual care trust investments		$1,002,668	$80,649	$(17,946)	$1,065,371

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$45	$(1)	$864
Canadian government	2	30,159	709	(140)	30,728
Corporate	2	22,877	537	(51)	23,363
Residential mortgage-backed	2	1,498	41	(2)	1,537
Asset-backed	2	161	10	—	171
Equity securities:
Preferred stock	2	5,637	61	(938)	4,760
Common stock:
United States	1	163,173	19,609	(3,389)	179,393
Canada	1	8,954	1,568	(731)	9,791
Other international	1	14,693	1,392	(447)	15,638
Mutual funds:
Equity	1	16,999	2,102	(211)	18,890
Fixed income	1	680,921	61,172	(441)	741,652
Private equity	3	24,727	338	(13,943)	11,122
Other	3	9,653	1,110	(3,104)	7,659
Cemetery perpetual care trust investments		$980,272	$88,694	$(23,398)	$1,045,568
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of June 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2013, our unfunded commitment for our private equity and other investments was $2.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$16,454	$10,342	$11,977	$7,274
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	20	705	(326)	142
Net realized losses included in Other income, net(2)	(13)	(7)	(24)	(7)
Contributions	2,316	—	1,389	—
Distributions and other	(128)	(225)	(1,407)	(95)
Fair market value, ending balance	$18,649	$10,815	$11,609	$7,314

	Six Months Ended
	June 30, 2013		June 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$11,122	$7,659	$10,849	$6,890
Net unrealized gains included in Accumulated other comprehensive income(1)	6,089	3,434	118	537
Net realized losses included in Other income, net(2)	(95)	(53)	(70)	(18)
Sales	—	—	(26)	—
Contributions	2,317	—	2,779	—
Distributions and other	(784)	(225)	(2,041)	(95)
Fair market value, ending balance	$18,649	$10,815	$11,609	$7,314

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

Maturity dates of our fixed income securities range from 2013 to 2041. Maturities of fixed income securities at June 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$12,373
Due in one to five years	21,462
Due in five to ten years	17,852
Thereafter	1,059
$52,746
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized trust fund income related to these trust investments were $11.7 million and $10.1 million for the three months ended June 30, 2013 and 2012, respectively. Recognized trust fund income related to these trust investments were $21.7 million and $19.1 million for the six months ended June 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended June 30, 2013 and 2012, we recorded a $0.1 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2013 and 2012, we recorded a $0.2 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

	June 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$388	$(6)	$18	$—	$406	$(6)
Canadian government	5,363	(127)	5,299	(165)	10,662	(292)
Corporate	7,323	(119)	1,676	(32)	8,999	(151)
Residential mortgage-backed	484	(9)	3	—	487	(9)
Equity securities:
Preferred stock	832	(30)	3,261	(687)	4,093	(717)
Common stock:
United States	24,108	(2,192)	2,494	(292)	26,602	(2,484)
Canada	1,169	(80)	1,776	(760)	2,945	(840)
Other international	3,844	(431)	473	(220)	4,317	(651)
Mutual funds:
Equity	219	(9)	196	(57)	415	(66)
Fixed income	201,159	(2,559)	25,431	(878)	226,590	(3,437)
Private equity	—	—	18,159	(9,293)	18,159	(9,293)
Total temporarily impaired securities	$244,889	$(5,562)	$58,786	$(12,384)	$303,675	$(17,946)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$373	$(1)	$—	$—	$373	$(1)
Canadian government	9,145	(140)	—	—	9,145	(140)
Corporate	5,439	(33)	1,886	(18)	7,325	(51)
Residential mortgage-backed	183	(2)	—	—	183	(2)
Equity securities:
Preferred stock	3,115	(639)	973	(299)	4,088	(938)
Common stock:
United States	38,323	(2,403)	7,495	(986)	45,818	(3,389)
Canada	1,246	(281)	1,055	(450)	2,301	(731)
Other international	4,712	(389)	696	(58)	5,408	(447)
Mutual funds:
Equity	2,654	(127)	404	(84)	3,058	(211)
Fixed income	10,552	(37)	31,837	(404)	42,389	(441)
Private equity	—	—	10,752	(13,943)	10,752	(13,943)
Other	—	—	6,308	(3,104)	6,308	(3,104)
Total temporarily impaired securities	$75,742	$(4,052)	$61,406	$(19,346)	$137,148	$(23,398)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 are detailed below.

	June 30, 2013			December 31, 2012
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,340,583	$1,331,597	$2,672,180	$1,337,014	$1,291,016	$2,628,030
Accrued trust operating payables and other	(742)	(1,043)	(1,785)	(1,827)	(1,882)	(3,709)
Deferred preneed funeral and cemetery receipts held in trust	$1,339,841	$1,330,554	$2,670,395	$1,335,187	$1,289,134	$2,624,321
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 are detailed below.

	June 30, 2013	December 31, 2012
	(In thousands)
Cemetery perpetual care trust investments	$1,109,249	$1,099,580
Accrued trust operating payables and other	(891)	(828)
Care trusts’ corpus	$1,108,358	$1,098,752
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$17,330	$29,743	$5,119	$—	$52,192
Realized losses	(4,445)	(6,885)	(440)	—	(11,770)
Impairment charges	(446)	(940)	(126)	—	(1,512)
Interest, dividend, and other ordinary income	14,206	8,915	7,784	—	30,905
Trust expenses and income taxes	(2,657)	(3,087)	(1,009)	—	(6,753)
Net trust investment income	23,988	27,746	11,328	—	63,062
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(23,988)	(27,746)	(11,328)	—	(63,062)
Other income (expense), net	—	—	—	(699)	(699)
Total other income (expense), net	$—	$—	$—	$(699)	$(699)

	Six Months Ended June 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$28,701	$46,319	$8,901	$—	$83,921
Realized losses	(6,166)	(9,055)	(762)	—	(15,983)
Impairment charges	(646)	(1,297)	(189)	—	(2,132)
Interest, dividend, and other ordinary income	16,023	10,444	13,873	—	40,340
Trust expenses and income taxes	(5,038)	(6,756)	(1,584)	—	(13,378)
Net trust investment income	32,874	39,655	20,239	—	92,768
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(32,874)	(39,655)	(20,239)	—	(92,768)
Other income (expense), net	—	—	—	(1,683)	(1,683)
Total other income (expense), net	$—	$—	$—	$(1,683)	$(1,683)

	Three Months Ended June 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,754	$8,610	$2,032	$—	$20,396
Realized losses	(4,412)	(4,296)	(1,702)	—	(10,410)
Impairment charges	(230)	(287)	(253)	—	(770)
Interest, dividend, and other ordinary income	6,551	3,785	8,334	—	18,670
Trust expenses and income taxes	(2,379)	(3,066)	477	—	(4,968)
Net trust investment income	9,284	4,746	8,888	—	22,918
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(9,284)	(4,746)	(8,888)	—	(22,918)
Other income (expense), net	—	—	—	(2,221)	(2,221)
Total other income (expense), net	$—	$—	$—	$(2,221)	$(2,221)

	Six Months Ended June 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$35,765	$47,882	$4,194	$—	$87,841
Realized losses	(14,160)	(18,066)	(3,917)	—	(36,143)
Impairment charges	(574)	(592)	(254)	—	(1,420)
Interest, dividend, and other ordinary income	8,751	6,061	14,057	—	28,869
Trust expenses and income taxes	(4,948)	(6,251)	92	—	(11,107)
Net trust investment income	24,834	29,034	14,172	—	68,040
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(24,834)	(29,034)	(14,172)	—	(68,040)
Other income, net	—	—	—	1,684	1,684
Total other income, net	$—	$—	$—	$1,684	$1,684

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 38.7% and 40.8% for the three months ended June 30, 2013 and

2012, respectively. Our effective tax rate was 38.0% and 36.3% for the six months ended June 30, 2013 and 2012, respectively. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to the benefits associated with the settlement of a tax audit discussed below. The effective tax rate for the second quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.
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
Unrecognized Tax Benefits
As of June 30, 2013, the gross amount of our unrecognized tax benefits was $133.6 million and the gross amount of our accrued interest was $42.7 million. During the six months ended June 30, 2013, our unrecognized tax benefit decreased by $10.4 million which did not impact the unaudited condensed statement of operations since the unrecognized tax benefits relate to temporary items. This is primarily due to the expiration of statute of limitations and a decrease in liability related to U.S. tax positions taken in prior years. Additional interest expense of $1.1 million was accrued.
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

9. Debt
Debt as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,757
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility due March 2016	86,600	86,600
Obligations under capital leases	190,506	176,445
Mortgage notes and other debt, maturities through 2047	4,824	5,698
Unamortized pricing discounts and other	(3,977)	(4,292)
Total debt	1,956,795	1,948,050
Less current maturities	(36,412)	(31,429)
Total long-term debt	$1,920,383	$1,916,621
Current maturities of debt at June 30, 2013 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 6.24% and 6.28% at June 30, 2013 and December 31, 2012, respectively. Approximately 87% of our total debt had a fixed interest rate at both June 30, 2013 and December 31, 2012.

Stewart Acquisition Financing
In conjunction with our entry into a definitive agreement to acquire Stewart (See Note 1) on May 28, the company also entered into an agreement with a leading bank to provide $1.825 billion of committed financing. This committed financing consisted of a $500 million replacement revolving facility (to be provided in the event amendments to SCI's existing bank credit facility could not be obtained), a $600 million term loan, and a $725 million senior unsecured bridge facility.
In June 2013, we amended the terms of our existing bank credit facility to permit the acquisition and associated financing of Stewart and increase the maximum leverage ratio to 5.0X (as defined in the credit agreement) once the transaction closes. Subsequent to June 30, 2013, SCI entered into a new credit agreement with a syndicate of banks. The new $1.1 billion credit agreement replaces the existing $500 million bank credit facility providing for a new $500 million bank credit facility and a $600 million term loan, both maturing in July 2018. The term loan will be drawn upon the closing of and used to fund the Stewart Acquisition and includes quarterly amortization requirements. After the acquisition, the credit agreement requires us to use the first $200 million of divestiture proceeds to prepay our term loan while our leverage ratio exceeds 3.75X (as defined in the credit agreement). The new $500 million bank credit facility will be used partially to fund the Stewart acquisition, but will primarily exist to provide the company with flexibility for general corporate purposes.
In June 2013, Stewart launched a consent solicitation from the holders of Stewart's $200 million 6.5% senior notes due April 2019, which notes are expected to remain outstanding after our acquisition of Stewart. The consent solicitation requested, among other things, the waiver of the holders' change of control rights as they relate to the Stewart acquisition. Consenting holders received a 0.25% fee based on the aggregate principal amount of notes for which consents were delivered (half of which was immediately payable and half of which will be paid upon the closing of the Stewart acquisition), and upon the closing of the Stewart Acquisition, SCI will provide a guarantee of the notes. This consent solicitation was successful and the applicable waivers will only be effective upon closing of the Stewart acquisition.
Finally, on July 1, 2013, the company issued $425 million in 5.375% Senior Notes due January 2022, in a private placement offering made in accordance with rule 144A under the Securities Act of 1933. Pending the closing of the Stewart acquisition, the net proceeds will be held in an escrow account. In the event the Stewart acquisition does not close, SCI is required to redeem the notes at par value to the bond holders. The notes are subject to the provisions of the Company's Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
With the aforementioned $1.1 billion credit agreement and the newly issued $425 million Senior Notes, we believe we have completed the necessary financing to fund the Stewart acquisition when the transaction closes.
Bank Credit Agreement
As of June 30, 2013, the Company had a $500 million bank credit facility due March 2016 with a syndicate of banks. We have $86.6 million of outstanding cash advances under our bank credit facility and used it to support $31.7 million of letters of credit. We pay a quarterly fee on the unused commitment, which was 0.30% for the second quarter. As of June 30, 2013, we have $381.7 million in borrowing capacity under the bank credit facility. Subsequent to June 30, 2013, this borrowing capacity increased to $468.3 million with the repayment of all amounts outstanding of $86.6 million.
As noted, in July 2013, the company entered into a new $500 million bank credit facility maturing July 2018. In conjunction with entering into the new bank credit facility, all outstanding cash advances of $86.6 million were repaid subsequent to June 30, 2013. Our new bank credit facility includes a $175 million sublimit for letters of credit and provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions.
Debt Extinguishments and Reductions
During the first half of 2013, we paid an aggregate of $13.1 million to retire $13.0 million in capital lease obligations and $0.1 million to retire other debt. Certain of the above transactions resulted in the recognition of a gain of $0.5 million recorded in Gains on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
During the first half of 2012, we paid an aggregate of $12.8 million to retire capital lease obligations with no associated gain or loss recognized on early extinguishment of this debt.

Capital Leases
During the six months ended June 30, 2013 and 2012, we acquired $28.5 million and $51.0 million, respectively, of capital leases, primarily related to transportation equipment.

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
The fair value of our debt instruments at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,786
6.75% Senior Notes due April 2015	146,494	150,112
6.75% Senior Notes due April 2016	213,167	222,049
7.0% Senior Notes due June 2017	325,238	341,094
7.625% Senior Notes due October 2018	282,500	298,750
7.0% Senior Notes due May 2019	266,250	276,250
4.5% Senior Notes due November 2020	192,500	204,500
8.0% Senior Notes due November 2021	173,250	186,000
7.5% Senior Notes due April 2027	214,500	215,500
Bank credit facility due March 2016	86,600	86,600
Mortgage notes and other debt, maturities through 2047	4,824	5,698
Total fair value of debt instruments	$1,905,323	$1,991,339
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2013:

Six Months Ended
Assumptions	June 30, 2013
Dividend yield	1.9%
Expected volatility	35.2%
Risk-free interest rate	0.7%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	12,401,970	$8.84
Granted	2,041,330	$15.26
Exercised	(554,869)	$8.89
Canceled	(36,397)	$10.31
Outstanding at June 30, 2013	13,852,034	$9.78
Exercisable at June 30, 2013	9,730,751	$8.50
As of June 30, 2013, the unrecognized compensation expense related to stock options of $11.4 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Shares
Restricted share activity for the six months ended June 30, 2013 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2012	1,104,579	$9.78
Granted	378,280	$15.26
Vested	(296,886)	$8.63
Canceled	(2,744)	$10.32
Nonvested restricted shares at June 30, 2013	1,183,229	$11.81
As of June 30, 2013, the unrecognized compensation expense related to restricted shares of $8.8 million is expected to be recognized over a weighted average period of 1.5 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(17,260)	—	(17,260)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	8,744	8,744
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(8,744)	(8,744)
Balance at June 30, 2013	$94,457	$—	$94,457
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On May 8, 2013, our Board of Directors approved a cash dividend of $.07 per common share. This dividend, totaling $14.8 million, was paid on June 28, 2013.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30,

2013, there were no share repurchases under our share repurchase program. The remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $190.1 million at June 30, 2013.
Noncontrolling Interests
During the six months ended June 30, 2013, we acquired an additional 10% of the outstanding shares of The Neptune Society, Inc. for $8.3 million, increasing our ownership from 70% to 80%.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2013	$415,819	$209,686	$625,505
2012	$396,421	$200,951	$597,372
Gross profits:
2013	$80,222	$45,599	$125,821
2012	$81,687	$46,502	$128,189
Six Months Ended June 30,
Revenues from external customers:
2013	$877,838	$400,019	$1,277,857
2012	$820,702	$379,176	$1,199,878
Gross profits:
2013	$200,369	$85,052	$285,421
2012	$181,711	$74,045	$255,756
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Gross profits from reportable segments	$125,821	$128,189	$285,421	$255,756
General and administrative expenses	(31,162)	(29,558)	(62,028)	(55,517)
(Losses) gains on divestitures and impairment charges, net	(5,545)	1,058	(6,514)	568
Operating income	89,114	99,689	216,879	200,807
Interest expense	(32,740)	(33,894)	(65,509)	(67,482)
Gains on early extinguishment of debt, net	468	—	468	—
Other (expense) income, net	(699)	(2,221)	(1,683)	1,684
Income before income taxes	$56,143	$63,574	$150,155	$135,009
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2013	$570,344	$53,887	$1,274	$625,505
2012	$544,352	$51,590	$1,430	$597,372
Six Months Ended June 30,
Revenues from external customers:
2013	$1,165,781	$108,868	$3,208	$1,277,857
2012	$1,091,528	$105,131	$3,219	$1,199,878

14. Supplementary Information
Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Merchandise revenues:
Funeral	$149,920	$138,130	$303,752	$278,283
Cemetery	149,987	143,999	279,479	265,833
Total merchandise revenues	299,907	282,129	583,231	544,116
Services revenues:
Funeral	236,381	232,114	516,706	491,893
Cemetery	53,235	48,830	107,785	98,502
Total services revenues	289,616	280,944	624,491	590,395
Other revenues	35,982	34,299	70,135	65,367
Total revenues	$625,505	$597,372	$1,277,857	$1,199,878
Merchandise costs and expenses:
Funeral	$64,239	$61,249	$141,749	$133,374
Cemetery	64,542	60,895	121,071	116,581
Total cost of merchandise	128,781	122,144	262,820	249,955
Services costs and expenses:
Funeral	141,735	132,153	276,061	259,413
Cemetery	26,195	24,737	52,551	50,558
Total cost of services	167,930	156,890	328,612	309,971
Overhead and other expenses	202,973	190,149	401,004	384,196
Total costs and expenses	$499,684	$469,183	$992,436	$944,122

Non-Cash Investing Transactions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Options exercised by attestation	$143	$—	$143	$—
Shares repurchased	$(143)	$—	$(143)	$—

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2013 and December 31, 2012, we have self-insurance reserves of $61.0 million and $57.5 million, respectively.
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
Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Garcia, Sands, and Schwartz lawsuits described in the following paragraphs.
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
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Pursuant to a court order, the Company may be precluded from making certain arguments that challenge the sufficiency of plaintiff's physical evidence, although the extent to which that order will apply at trial remains unclear. The case is scheduled for trial in August 2013. We cannot quantify our ultimate liability, if any, for the payment of any damages.
Barbara Schwartz & Carol Neitlich, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015954, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80180-DMM. This case was filed by counsel for plaintiffs in the Sands case regarding our Star of David Memorial Gardens

Cemetery and Funeral Chapel and Bailey Memorial Gardens located in North Lauderdale, Florida. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. On our motion, the court dismissed the plaintiffs' claims in March 2013. The plaintiffs are appealing the dismissal. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
Claims Regarding Acquisition of Stewart Enterprises. We are named as a defendant in the following lawsuit.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's proposed acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages and an injunction against the proposed combination. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$33,615	$37,076	$91,236	$85,101
After tax interest on convertible debt	13	13	25	26
Net income — diluted	$33,628	$37,089	$91,261	$85,127
Weighted average shares (denominator):
Weighted average shares — basic	211,821	215,898	211,602	218,015
Stock options	4,004	2,887	3,880	2,922
Convertible debt	121	121	121	121
Weighted average shares — diluted	215,946	218,906	215,603	221,058
Net income per share:
Basic	$0.16	$0.17	$0.43	$0.39
Diluted	$0.16	$0.17	$0.42	$0.39
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended June 30, 2013 and June 30, 2012, total options and convertible debentures not currently included in the computation of dilutive EPS were 2.1 million and 4.3 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, total options and convertible debentures not currently included in the computation of dilutive EPS were 1.6 million and 3.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At June 30, 2013, we operated 1,435 funeral service locations and 374 cemeteries (including 213 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
On May 29, 2013, we announced our execution of a definitive agreement to acquire all of the outstanding shares of Stewart Enterprises, Inc. (Stewart), the second largest operator of funeral homes and cemeteries in North America. This transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. The acquisition is subject to, among other conditions, antitrust clearance and approval of the Stewart stockholders. It is anticipated that the acquisition will be completed at the end of 2013 or in early 2014, however there can be no assurance that the acquisition will be completed by this time or at all.
Our financial position is enhanced by our $7.5 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2013, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We currently have approximately $190.1 million authorized to repurchase our common stock.

Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities we are developing memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in cremation revenue in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $226.9 million in the six months ended June 30, 2013. In addition, we have $381.7 million in excess borrowing capacity under our bank credit facility. Subsequent to June 30, 2013, we repaid the entire $86.6 million outstanding under our bank credit facility in conjunction with entering into a new bank credit facility associated with the Stewart acquisition financing. This provides us with $468.3 million in excess borrowing capacity. We currently have no significant maturities of long-term debt until April 2015.
Subsequent to June 30, 2013, as part of establishing financing for the Stewart acquisition, we entered into a new $1.1 billion credit agreement due July 2018 with a syndicate of banks. The credit agreement consists of a $500 million bank credit facility and a term loan of up to $600 million. In connection with our entry into the new credit agreement, all amounts outstanding under the bank credit facility of $86.6 million were repaid.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2013, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2013 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	2.75
Interest coverage ratio	3.00 (Min)	4.94
The amended bank credit facility and the new one entered into subsequent to June 30, 2013, maintains the same leverage and interest coverage ratios until the Stewart transaction closes. Upon closing, the leverage ratio will increase to a 5.00X maximum (as defined in the credit agreement), while the interest coverage ratio will remain unchanged.
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $221.1 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
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
Pay a dividend. Beginning in November 2007, we began to pay quarterly dividends of $0.04 per common share. The quarterly dividend has steadily increased over the past few years with the latest increase to $0.07 per common share approved by the Board of Directors on May 8, 2013. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase debt. While the Company has no significant debt maturities until April 2015, we will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile.
We entered into a new bank credit facility subsequent to June 30, 2013 with a maturity date in July 2018 to provide SCI with the need financing capacity to acquire Stewart Enterprises and give us access to capital markets to refinance our long term debt if, and when, we choose to do so. The Company has a relatively consistent annual cash flow stream which is generally resistant to down economic cycles. This cash flow stream is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, the Company's capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $68.5 million to $226.9 million in the first half of 2013 from $158.4 million in the first half of 2012. This increase was driven by:

•	a $98.2 million increase in cash receipts from customers;

•	a $34.3 million increase in net trust fund withdrawals;

•	a $2.2 million increase in General Agency (GA) receipts; partially offset by

•	a $40.3 million increase in vendor payments;

•	a $13.8 million increase in payroll;

•	a $5.6 million excess tax benefit from share based awards in 2013; and

•	a $4.7 million increase in cash tax payments.
Investing Activities
Cash flows from investing activities used $48.5 million in the first half of 2013 compared to using $60.0 million in the same period of 2012. This decrease was primarily attributable to a decrease of $6.9 million in cash spent on acquisitions, a $4.9 million increase in net withdrawals of restricted funds, and a $1.3 million decrease in capital expenditures, partially offset by a $1.6 million decrease in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $48.5 million in the first half of 2013 compared to using $122.5 million in the same period of 2012. This decrease was primarily driven by a $103.0 million decrease in repurchases of Company common stock, a $5.6 million excess tax benefit from share based awards in 2013, and a $1.1 million increase of proceeds from exercise of stock options, partially offset by a $12.9 million decrease in proceeds from the issuance of long-term debt (net of debt issuance costs), an $8.3 million increase in purchases of Neptune Society noncontrolling interest, a $5.6 million increase in payments of dividends, a $4.8 million increase in bank overdrafts and other, and a $3.9 million increase in debt payments.
We repurchased 0.1 million shares in the first half of 2013 for $1.7 million and 9.4 million shares in the same period of 2012 for $104.7 million.
We paid cash dividends of $27.6 million in the first half of 2013 and $22.0 million in the same period of 2012.
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

The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Preneed funeral	$104.5	$110.1
Preneed cemetery:
Merchandise and services	110.5	114.6
Pre-construction	2.6	7.2
Bonds supporting preneed funeral and cemetery obligations	217.6	231.9
Bonds supporting preneed business permits	2.9	2.9
Other bonds	18.2	17.2
Total surety bonds outstanding	$238.7	$252.0
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2013 and 2012, we had $4.8 million and $5.3 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2013 and 2012, we had $9.2 million and $10.1 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2013 and 2012.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$44.4	$31.7	$90.7	$69.4
Sales production (number of contracts)	16,043	14,361	33,296	28,438
Maturities	$47.0	$43.1	$97.9	$90.5
Maturities (number of contracts)	13,253	13,204	27,889	27,440
Cemetery:
Sales production:
Preneed	$147.8	$139.9	$281.0	$264.4
Atneed	61.0	59.6	124.3	119.0
Total sales production	$208.8	$199.5	$405.3	$383.4
Sales production deferred to backlog:
Preneed	$61.4	$55.6	$110.6	$110.8
Atneed	45.5	44.5	93.2	89.9
Total sales production deferred to backlog	$106.9	$100.1	$203.8	$200.7
Revenue recognized from backlog:
Preneed	$39.4	$43.0	$75.3	$75.3
Atneed	45.8	44.0	91.3	88.0
Total revenue recognized from backlog	$85.2	$87.0	$166.6	$163.3

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2013 and 2012, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$147.6	$134.4	$285.5	$268.8
Sales production (number of contracts) (1)	25,349	22,940	49,483	45,716
General Agency revenue	$26.8	$24.3	$52.0	$47.6
Maturities	80.7	$75.8	$173.4	$158.8
Maturities (number of contracts)	13,969	13,105	30,274	27,776

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at June 30, 2013 and December 31, 2012. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2013 and December 31, 2012. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	June 30, 2013		December 31, 2012
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.53	$0.53	$0.53	$0.53
Deferred preneed funeral receipts held in trust	1.34	1.31	1.34	1.32
	$1.87	$1.84	$1.87	$1.85
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.71	$1.68	$1.72	$1.70
Backlog of insurance-funded preneed funeral revenues (1)	3.73	3.73	3.68	3.68
Total backlog of preneed funeral revenues	$5.44	$5.41	$5.40	$5.38
Preneed funeral receivables, net and trust investments	$1.54	$1.51	$1.54	$1.52
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.39	$1.36	$1.40	$1.38
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	3.73	3.73	3.68	3.68
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$5.12	$5.09	$5.08	$5.06
Deferred preneed cemetery revenues	$0.90	$0.90	$0.86	$0.86
Deferred preneed cemetery receipts held in trust	1.33	1.25	1.29	1.23
	$2.23	$2.15	$2.15	$2.09
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$2.08	$2.00	$2.00	$1.94
Preneed cemetery receivables, net and trust investments	1.91	$1.83	$1.82	$1.76
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.75	$1.67	$1.66	$1.60

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of June 30, 2013, 85% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of June 30, 2013, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended June 30, 2013, the Standard and Poor’s 500 Index increased approximately 20.6% and the Barclay’s Aggregate Index increased approximately 0.7%, while the combined SCI trusts increased approximately 11.6%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended June 30, 2013 and 2012
Management Summary
Key highlights in the second quarter of 2013 were as follows:

•
Funeral gross profits decreased $1.5 million, or 1.8%, due to higher selling-related expenses related to preneed sales production, partially offset by higher average revenue per funeral service and an increase in preneed revenues for items that are delivered at the time of sale; and

•	Cemetery gross profits decreased $0.9 million, or 1.9%, due to higher selling compensation expenses driven by higher production, partially offset by higher cemetery trust fund income.
Results of Operations
In the second quarter of 2013, we reported net income attributable to common stockholders of $33.6 million ($0.16 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2012 of $37.1 million ($0.17 per diluted share). These results were impacted by the following items:

	2013	2012
	(Dollars in thousands)
Net after-tax (losses) gains from the sale of assets	$(3,336)	$49
After-tax gains from the early extinguishment of debt, net	$296	$—
After-tax expenses related to system and process transition costs	$(1,123)	$(1,362)
After-tax expenses related to acquisition and transition costs	$(2,478)	$(41)
After-tax expenses related to legal defense fees	$(578)	$—
Change in certain tax reserves and other	$(106)	$(1,435)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2013 and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2012 and ending June 30, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended June 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$414.5	$8.2	$0.3	$406.0
Cemetery revenue	209.7	—	—	209.7
	624.2	8.2	0.3	615.7
Germany revenue	1.3	—	—	1.3
Total revenue	$625.5	$8.2	$0.3	$617.0
North America Gross Profits
Funeral gross profits	$80.1	$1.1	$—	$79.0
Cemetery gross profits (losses)	45.6	—	(0.1)	45.7
	125.7	1.1	(0.1)	124.7
Germany gross profits	0.1	—	—	0.1
Total gross profits (losses)	$125.8	$1.1	$(0.1)	$124.8

Three Months Ended June 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$395.0	$0.2	$1.7	$393.1
Cemetery revenue	201.0	—	0.1	200.9
	596.0	0.2	1.8	594.0
Germany revenue	1.4	—	—	1.4
Total revenue	$597.4	$0.2	$1.8	$595.4
North America Gross Profits
Funeral gross profits (losses)	$81.1	$(0.2)	$0.4	$80.9
Cemetery gross profits (losses)	46.5	—	(0.2)	46.7
	127.6	(0.2)	0.2	127.6
Germany gross profits	0.6	—	—	0.6
Total gross profits (losses)	$128.2	$(0.2)	$0.2	$128.2
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2013 and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$415.8	$396.4
Less: Funeral consolidated recognized preneed revenue	18.1	14.1
Less: Consolidated GA revenue	26.8	24.3
Less: Other revenue	4.0	3.3
Adjusted consolidated funeral revenue	$366.9	$354.7
Consolidated funeral services performed	70,043	68,851
Consolidated average revenue per funeral service	$5,238	$5,152
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2013 and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$407.3	$394.5
Less: Funeral comparable recognized preneed revenue	16.9	13.9
Less: Comparable GA revenue	26.6	24.2
Less: Other revenue	3.9	3.3
Adjusted comparable funeral revenue	$359.9	$353.1
Comparable funeral services performed	68,037	68,477
Comparable average revenue per funeral service	$5,290	$5,156
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $415.8 million in the second quarter of 2013 compared to $396.4 million for the same period in 2012. This increase is attributable to $8.0 million of additional revenues as the result of acquisitions through 2013 and 2012 and the $12.8 million increase in comparable revenues described below. These increases were partially offset by a decline of $1.4 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012.
Comparable revenues from funeral operations were $407.3 million in the second quarter of 2013 compared to $394.5 million for the same period in 2012. This increase was primarily due to the 2.6% increase in comparable average revenue per funeral service described below, an increase in recognized preneed revenues for items that are delivered at the time of sale, and higher General Agency revenues. These increases were partially offset by the 0.6% decrease in the number of comparable funeral services performed described below.
Funeral Services Performed
Our consolidated funeral services performed increased 1.7% during the second quarter of 2013 compared to the same period in 2012. This is primarily the result of acquisitions in 2013 and 2012, partially offset by a 0.6% decrease in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 50.0% in the second quarter of 2013 increased from 48.4% in 2012. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $86, or 1.7%, in the second quarter of 2013 compared to 2012, primarily due to an increase in comparable average revenue per funeral service described below, partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $134, or 2.6%, in the second quarter of 2013 compared to the same period in 2012. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 2.0% despite an increase in cremation rates. The addition of Neptune Society fulfilled contracts to our comparable results (which include only the cremation service component in our comparable analysis) has accelerated our cremation mix change and put slight downward pressure on our total average revenue per service.
Funeral Gross Profits
Consolidated funeral gross profits decreased $1.5 million, or 1.8%, in the second quarter of 2013 compared to the same period in 2012. This decrease is primarily attributable to a $2.4 million decrease in comparable gross profits described below and a decline of $0.4 million in gross profits contributed by non-strategic assets that were divested throughout 2013 and 2012, partially offset by $1.3 million of additional gross profits related to acquisitions that occurred in 2013 and 2012.
Comparable funeral gross profits decreased $2.4 million, or 2.9%, in the second quarter of 2013 compared to the same period in 2012. Comparable gross margin percentage decreased from 20.7% to 19.4% in the second quarter of 2013 when compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above being more than offset by the following:

•	a $4.8 million increase in selling cost driven by higher unrecognized revenues;

•	a $4.2 million increase in allocated overhead expenses including investments in our sales support infrastructure;

•	a $2.7 million increase in direct costs of services performed as a result of the increase in funeral revenue described above; and

•	a $2.3 million unfavorable impact related to an adjustment in self-insurance casualty reserves.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $8.7 million, or 4.3%, in the second quarter of 2013 compared to the same period in 2012 primarily as a result of the increase in comparable revenues described below. This increase was partially offset by a decline of $0.1 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable cemetery revenues increased $8.8 million, or 4.4%, primarily as a result of higher merchandise and service revenue of $5.1 million along with higher trust fund income and other income of $4.0 million.
Cemetery Gross Profits
Consolidated cemetery gross profits decreased $0.9 million, or 1.9%, in the second quarter of 2013 compared to the same period in 2012. This decrease is primarily the result of the increase in expenses described below.
Comparable cemetery gross profits decreased $1.0 million, or 2.1%, and gross margin percentage decreased from 23.2% to 21.8% in the second quarter of 2013 compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above being more than offset by the following:

•	a $5.4 million increase in selling cost driven by higher unrecognized revenues;

•	a $2.3 million increase in allocated overhead expenses including investments in our sales support infrastructure; and

•	a $1.4 million unfavorable impact related to an adjustment in self-insurance casualty reserves.
Other Financial Statement Items
General and Administrative Expenses

General and administrative expenses increased $1.6 million to $31.2 million during the second quarter of 2013 compared to $29.6 million in the same period of 2012. This increase is primarily due to $3.2 million of costs related to the pending acquisition of Stewart Enterprises and $1.7 million of other system integration costs in the second quarter of 2013, partially offset by $2.2 million of costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions in the same period of 2012.
(Losses) Gains on Divestitures and Impairment Charges, Net
We recognized a $5.5 million net pre-tax loss on divestitures and impairment charges in the second quarter of 2013 compared to a $1.1 million net pre-tax gain in the same period of 2012, which is associated with the divestiture of non-strategic funeral and cemetery locations in the United States and Canada.
Other (Expense) Income, Net
Other (expense) income, net increased $1.5 million to $0.7 million of expense during the second quarter of 2013 compared to $2.2 million of expense in the second quarter of 2012, primarily due to an unfavorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the second quarter of 2012.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 38.7% and 40.8% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for the second quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 215.9 million during the second quarter of 2013, compared to 218.9 million in the same period of 2012. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Six Months Ended June 30, 2013 and 2012
Management Summary
Key highlights in the first half of 2013 were as follows:

•
Funeral gross profit increased $18.5 million, or 10.2%, due to higher funeral services performed and average revenue per funeral service, along with an increase in preneed revenues for items that are delivered at the time of sale. These increases were partially offset by higher selling expenses related to preneed sales initiatives and higher direct cost of services performed; and

•	Cemetery gross profit increased $11.1 million, or 15.0%, due to an increase in cemetery preneed property sales production, partially offset by higher selling compensation expenses.
Results of Operations
In the first half of 2013, we reported net income attributable to common stockholders of $91.2 million ($0.42 per diluted share) compared to net income attributable to common stockholders in the first half of 2012 of $85.1 million ($0.39 per diluted share). These results were impacted by the following items:

	2013	2012
	(Dollars in thousands)
Net after-tax (losses) gains from the sale of assets	$(3,909)	$(304)
After-tax gains from the early extinguishment of debt, net	$296	$—
After-tax expenses related to system and process transition costs	$(1,692)	$(1,362)
After-tax expenses related to acquisition and transition costs	$(2,603)	$(77)
After-tax expenses related to legal defense fees	$(1,381)	$—
Change in certain tax reserves and other	$(996)	$1,891

Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2013 and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2012 and ending June 30, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Six Months Ended June 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$874.7	$16.8	$0.8	$857.1
Cemetery revenue	400.0	—	(0.1)	400.1
	1,274.7	16.8	0.7	1,257.2
Germany revenue	3.2	—	—	3.2
Total revenue	$1,277.9	$16.8	$0.7	$1,260.4
North America Gross Profits
Funeral gross profits (losses)	$199.9	$3.2	$(0.2)	$196.9
Cemetery gross profits (losses)	85.1	—	(0.2)	85.3
	285.0	3.2	(0.4)	282.2
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$285.4	$3.2	$(0.4)	$282.6

Six Months Ended June 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$817.5	$0.2	$3.6	$813.7
Cemetery revenue	379.2	—	0.3	378.9
	1,196.7	0.2	3.9	1,192.6
Germany revenue	3.2	—	—	3.2
Total revenue	$1,199.9	$0.2	$3.9	$1,195.8
North America Gross Profits
Funeral gross profits (losses)	$181.4	$(0.2)	$(0.3)	$181.9
Cemetery gross profits	74.0	—	—	74.0
	255.4	(0.2)	(0.3)	255.9
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$255.8	$(0.2)	$(0.3)	$256.3

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2013 and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$877.9	$820.7
Less: Funeral consolidated recognized preneed revenue	37.0	27.8
Less: Consolidated GA revenue	52.0	47.6
Less: Other revenue	8.6	6.1
Adjusted consolidated funeral revenue	$780.3	$739.2
Consolidated funeral services performed	149,831	143,557
Consolidated average revenue per funeral service	$5,208	$5,149
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the six months ended June 30, 2013 and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$860.3	$816.9
Less: Funeral comparable recognized preneed revenue	34.8	27.4
Less: Comparable GA revenue	51.6	47.5
Less: Other revenue	8.4	6.3
Adjusted comparable funeral revenue	$765.5	$735.7
Comparable funeral services performed	145,660	142,894
Comparable average revenue per funeral service	$5,255	$5,149
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $877.9 million in the first half of 2013 compared to $820.7 million for the same period in 2012. This increase is primarily attributable to the $16.6 million of additional revenues as the result of acquisitions in 2013 and 2012 and a $43.4 million increase in comparable revenues described below. These increases were partially offset by a decline of $2.8 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable revenues from funeral operations were $860.3 million in the first half of 2013 compared to $816.9 million for the same period in 2012. This increase was primarily due to the 2.1% increase in average revenue per funeral service described below and the 1.9% increase in the number of comparable funeral services performed described below, as well as increased recognized preneed revenues for items that are delivered at the time of sale, and higher General Agency revenues.
Funeral Services Performed
Our consolidated funeral services performed increased 4.4% during the first half of 2013 compared to the same period in 2012, primarily as the result of acquisitions in 2013 and 2012 and a 1.9% increase in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 49.5% in the first half of 2013 increased from 48.3% in 2012. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $59, or 1.1%, in the first half of 2013 compared to the same period in 2012, primarily as a result the increase in comparable average revenue per funeral service described below partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $106, or 2.1%, in the first half of 2013 compared to the same period in 2012. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.5% despite an increase in cremation rates. The addition of Neptune Society fulfilled contracts to our comparable results (which include only the cremation service component in our comparable analysis) has accelerated our cremation mix change and put slight downward pressure on our total average revenue per service.
Funeral Gross Profits
Consolidated funeral gross profits increased $18.5 million, or 10.2%, in the first half of 2013 compared to the same period in 2012. This increase is primarily attributable to a $15.0 million increase in comparable gross profits described below, $3.4 million of additional gross profits related to acquisitions that occurred in 2013 and 2012, and a $0.1 million increase in losses by non-strategic assets that were divested throughout 2013 and 2012.
Comparable funeral gross profits increased $15.0 million, or 8.2%, and the comparable gross margin percentage increased from 22.3% to 22.9% in the first half of 2013 when compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above, partially offset by the following:

•	an $8.4 million increase in selling cost driven by higher unrecognized revenues;

•	a $7.5 million increase in direct costs of services performed as a result of the increase in funeral revenue described above;

•	a $4.9 million increase in allocated overhead expenses including investments in our sales support infrastructure;

•	a $1.7 million unfavorable impact related to an adjustment in self-insurance casualty reserves;

•	a $2.8 million increase in salary expense driven by the increase in funeral services performed described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $20.8 million, or 5.5%, in the first half of 2013 compared to the same period in 2012 primarily as a result of the increase in comparable revenues described below. The increase was partially offset by a decline of $0.4 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable cemetery revenues increased $21.2 million, or 5.6%, primarily as a result of strong cemetery preneed property production during the first half of 2013 along with higher atneed revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $11.1 million, or 15.0%, in the first half of 2013 compared to the same period in 2012. This increase is primarily the result of the increase in comparable gross profits described below.
Comparable cemetery gross profits increased $11.3 million, or 15.3%, and gross margin percentage increased from 19.5% to 21.3% in the first half of 2013 compared to the same period in 2012. This increase is primarily the result of higher revenues mentioned above, partially offset by a $7.4 million increase in comparable selling costs impacted by higher unrecognized revenues and a $2.6 million increase in allocated overhead expenses including investments in our sales support infrastructure.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $6.5 million to $62.0 million during the first half of 2013 compared to $55.5 million for the same period in 2012. The increase is primarily due to $3.2 million of costs related to the pending acquisition of Stewart Enterprises and $2.6 million of other system integration costs in 2013.
(Losses) Gains on Divestitures and Impairment Charges, net

     We recognized a $6.5 million net pre-tax loss on divestitures and impairment charges in the first half of 2013, which is associated with the divestiture of non-strategic funeral and cemetery locations in North America, along with losses on the final settlement of an indemnification liability related to our former operations in Spain. In the first half of 2012, we recognized a $0.6 million net pre-tax gain on divestitures and impairment charges due to gains on indemnification reserves.
Other (Expense) Income, Net
Other (expense) income, net decreased $3.4 million to expense of $1.7 million during the first six months of 2013, primarily due to an unfavorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the first half of 2012.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 38.0% and 36.3% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the six months ended June 30, 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 215.6 million during the first half of 2013, compared to 221.1 million in the same period of 2012. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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

•
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates and vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.

•
The acquisition of Stewart is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of SCI common stock to decline.

•	We may fail to realize the anticipated benefits of the acquisition of Stewart.

•	The acquisition of Stewart may result in unexpected consequences to our business and results of operations.

•
Our level of indebtedness following the completion of the acquisition of Stewart could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our indebtedness.

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

Cost and market values as of June 30, 2013 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of June 30, 2013 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth below.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. In addition, our on-line operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. A breach of our security measures could adversely affect our reputation with our customers and their loved ones, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
The acquisition of Stewart Enterprises, Inc. is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of SCI common stock to decline.
The acquisition is subject to customary conditions to closing, including the approval of Stewart Enterprises, Inc.'s (Stewart) stockholders and the receipt of antitrust regulatory approvals. If any condition to the acquisition agreement is not satisfied or, if permissible, waived, the acquisition will not be completed. In addition, SCI and Stewart may terminate the acquisition agreement in certain circumstances. If the acquisition is not completed, the market price of SCI common stock may decline if the current market price reflects a market assumption that the acquisition will be completed. SCI will also still be obligated to pay certain investment banking, financing, legal and accounting fees, and related expenses.
We may fail to realize the anticipated benefits of the acquisition of Stewart.
The success of the acquisition will depend, in part, on our ability to realize the anticipated cost savings from reduced back-office and infrastructure expenses, elimination of duplicative public company and management structure costs, and improved purchasing power through greater scale. However, to realize the anticipated benefits from the acquisition, we must successfully combine the businesses of SCI and Stewart in a manner that permits those costs savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. SCI and Stewart have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of valuable employees, the disruption of each company's ongoing businesses, or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations.
The acquisition of Stewart may result in unexpected consequences to our business and results of operations.
Although Stewart's business will generally be subject to risks similar to those to which we are subject to in our existing operations, we may not have discovered all risks applicable to Stewart's business during the due diligence process and such risks may not be discovered prior to closing. Some of these risks could produce unexpected and unwanted consequences for us. Undiscovered risks may result in us incurring financial liabilities, which could be material and have a negative impact on our business operations.
Our level of indebtedness following the completion of the acquisition of Stewart could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness which will be increased substantially if and when we complete the acquisition of Stewart Enterprises. Our substantial indebtedness could have important consequences, including the following:
•it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;
•a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions and general corporate or other purposes;
•it could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt;
•it could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth;
•it could increase our interest expense if interest rates in general increase because a portion of our indebtedness, including all of our indebtedness under our senior credit facilities, bears interest at floating rates; and
•it could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any financial and other restrictive covenants, could result in an event of default under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness.
Any of the above listed factors could materially affect our business, cash flows, financial condition and results of operations.
In addition to our high level of indebtedness, we also have significant rental and other obligations under our operating and capital leases for funeral service locations, cemetery operating and maintenance equipment and transportation equipment. These obligations could further increase the risks described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 28, 2013, we issued 1,103 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
April 1, 2013 — April 30, 2013	—	$—	—	$190,132,279
May 1, 2013 — May 31, 2013	—	$—	—	$190,132,279
June 1, 2013 — June 30, 2013(1)	8,047	$17.76	—	$190,132,279
	8,047		—
(1)    The 8,047 shares purchased in June 2013 that were not part of the publicly announced programs represent shares acquired through the exercise of stock options by attestation, which do not affect our share repurchase program.
As of June 30, 2013, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $190.1 million.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated May 28, 2013, by and among Service Corporation International, Rio Acquisition Corp. and Stewart Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 28, 2013).

10.1
Voting and Support Agreement, dated as of May 28, 2013, among Service Corporation International, Frank B. Stewart, Jr., and Paulette D. Stewart (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 28, 2013).

10.2
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 2013, among Service Corporation International, each of the Guarantors party thereto, each of the Lenders party thereto and JPMorgan Chase Bank N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 13, 2013).

10.3
Credit Agreement, dated as of July 2, 2013 among Service Corporation International, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 8, 2013).

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2013 and 2012.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2013		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

2.1
Agreement and Plan of Merger, dated May 28, 2013, by and among Service Corporation International, Rio Acquisition Corp. and Stewart Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 28, 2013).

10.1
Voting and Support Agreement, dated as of May 28, 2013, among Service Corporation International, Frank B. Stewart, Jr., and Paulette D. Stewart (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 28, 2013).

10.2
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 2013, among Service Corporation International, each of the Guarantors party thereto, each of the Lenders party thereto and JPMorgan Chase Bank N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 13, 2013).

10.3
Credit Agreement, dated as of July 2, 2013 among Service Corporation International, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 8, 2013).

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2013 and 2012.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.