Form 10-Q
period 2013-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2013-10-24
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 22, 2013 was 211,960,401 (net of treasury shares).

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
Cemetery Property Revenue — Recognized sales of cemetery property when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment.
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
Funeral Services Performed — The number of funeral services provided after the date of death, sometimes referred to as funeral volume.
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
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These earnings are recorded in Deferred preneed cemetery revenues until the service is performed or the merchandise is delivered.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.
Sales Average — Average revenue per funeral service performed, excluding the impact of funeral recognized preneed revenue, GA revenue, and certain other revenues.
Trust Fund Income — Recognized earnings from our merchandise and service and perpetual care trust investments.
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$609,951	$581,182	$1,887,808	$1,781,060
Costs and expenses	(493,872)	(459,911)	(1,486,308)	(1,404,033)
Gross profits	116,079	121,271	401,500	377,027
General and administrative expenses	(33,764)	(26,410)	(95,792)	(81,927)
Gains (losses) on divestitures and impairment charges, net	981	315	(5,533)	883
Operating income	83,296	95,176	300,175	295,983
Interest expense	(38,080)	(33,568)	(103,589)	(101,050)
Gains on early extinguishment of debt, net	—	—	468	—
Other income (expense), net	666	2,317	(1,017)	4,001
Income before income taxes	45,882	63,925	196,037	198,934
Provision for income taxes	(18,488)	(22,128)	(75,485)	(71,183)
Net income	27,394	41,797	120,552	127,751
Net income attributable to noncontrolling interests	(615)	(735)	(2,537)	(1,588)
Net income attributable to common stockholders	$26,779	$41,062	$118,015	$126,163
Basic earnings per share:
Net income attributable to common stockholders	$0.13	$0.19	$0.56	$0.58
Basic weighted average number of shares	211,954	214,914	211,721	216,974
Diluted earnings per share:
Net income attributable to common stockholders	$0.12	$0.19	$0.55	$0.57
Diluted weighted average number of shares	216,370	218,460	215,877	220,306
Dividends declared per share	$0.07	$0.06	$0.20	$0.17

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$27,394	$41,797	$120,552	$127,751
Other comprehensive income:
Foreign currency translation adjustments	7,497	13,513	(9,773)	10,991
Total comprehensive income	34,891	55,310	110,779	138,742
Total comprehensive income attributable to noncontrolling interests	(620)	(745)	(2,532)	(1,600)
Total comprehensive income attributable to common stockholders	$34,271	$54,565	$108,247	$137,142

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$182,592	$92,708
Receivables, net	78,990	101,817
Deferred tax assets	42,813	42,864
Inventories, net	24,612	24,560
Other	28,963	20,546
Total current assets	357,970	282,495
Preneed funeral receivables, net and trust investments	1,577,398	1,535,932
Preneed cemetery receivables, net and trust investments	2,003,478	1,826,835
Cemetery property, at cost	1,486,095	1,489,948
Property and equipment, net	1,623,187	1,641,101
Goodwill, net	1,377,946	1,382,410
Restricted Cash	419,548	4,457
Deferred charges and other assets	423,014	420,810
Cemetery perpetual care trust investments	1,120,726	1,099,580
Total assets	$10,389,362	$9,683,568

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$392,011	$373,783
Current maturities of long-term debt	36,647	31,429
Income taxes	3,103	6,892
Total current liabilities	431,761	412,104
Long-term debt	2,257,103	1,916,621
Deferred preneed funeral revenues	523,091	536,647
Deferred preneed cemetery revenues	895,893	861,148
Deferred tax liability	530,670	471,198
Other liabilities	397,113	399,950
Deferred preneed funeral and cemetery receipts held in trust	2,793,456	2,624,321
Care trusts’ corpus	1,119,501	1,098,752
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 212,082,348 and 211,056,501 shares issued, respectively, and 211,960,401 and 211,046,501 shares outstanding, respectively	211,960	211,047
Capital in excess of par value	1,282,667	1,307,058
Accumulated deficit	(169,797)	(286,795)
Accumulated other comprehensive income	101,949	111,717
Total common stockholders’ equity	1,426,779	1,343,027
Noncontrolling interests	13,995	19,800
Total equity	1,440,774	1,362,827
Total liabilities and equity	$10,389,362	$9,683,568
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$120,552	$127,751
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on early extinguishment of debt, net	(468)	—
Depreciation and amortization	91,945	89,349
Amortization of intangible assets	16,619	17,950
Amortization of cemetery property	32,036	31,528
Amortization of loan costs	3,997	3,635
Provision for doubtful accounts	5,238	6,801
Provision for deferred income taxes	55,784	57,428
Losses (gains) on divestitures and impairment charges, net	5,533	(883)
Share-based compensation	8,887	8,217
Excess tax benefits from share based awards	(6,083)	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	14,487	1,066
Increase in other assets	(14,636)	(6,331)
Increase in payables and other liabilities	24,767	6,623
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	33,066	34,134
Decrease in deferred preneed funeral revenue	(10,202)	(30,325)
Decrease in deferred preneed funeral receipts held in trust	(34,026)	(18,185)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(49,500)	(72,012)
Increase in deferred preneed cemetery revenue	36,183	27,502
Decrease in deferred preneed cemetery receipts held in trust	(8,051)	(480)
Other	306	(3,481)
Net cash provided by operating activities	326,434	280,287
Cash flows from investing activities:
Capital expenditures	(79,586)	(80,973)
Acquisitions	(8,543)	(19,281)
Proceeds from divestitures and sales of property and equipment, net	10,013	8,933
Net withdrawals (deposits) of resticted funds	341	(3,816)
Net cash used in investing activities	(77,775)	(95,137)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	17,907
Payments of debt	(91,794)	(988)
Principal payments on capital leases	(19,585)	(19,303)
Proceeds from exercise of stock options	4,954	17,347
Excess tax benefits from share based awards	6,083	—
Purchase of Company common stock	(1,708)	(144,607)
Payments of dividends	(42,371)	(34,844)
Purchase of noncontrolling interest	(8,333)	—
Bank overdrafts and other	(5,479)	868
Net cash used in financing activities	(158,233)	(163,620)
Effect of foreign currency on cash and cash equivalents	(542)	1,448
Net increase in cash and cash equivalents	89,884	22,978
Cash and cash equivalents at beginning of period	92,708	128,569
Cash and cash equivalents at end of period	$182,592	$151,547
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195
Comprehensive income	—	—	—	126,163	10,979	1,600	138,742
Dividends declared on common stock ($.17 per share)	—	—	(36,582)	—	—	—	(36,582)
Employee share-based compensation earned	—	—	8,217	—	—	—	8,217
Stock option exercises	2,853	—	14,494	—	—	—	17,347
Restricted stock awards, net of forfeitures	483	—	(483)	—	—	—	—
Purchase of Company common stock	—	(12,400)	(79,828)	(52,379)	—	—	(144,607)
Noncontrolling interest payment	—	—	—	—	—	(405)	(405)
Other	82	—	866	—	—	—	948
Balance at September 30, 2012	$228,084	$(14,110)	$1,337,014	$(293,260)	$116,831	$21,296	$1,395,855

Balance at December 31, 2012	211,057	(10)	1,307,058	(286,795)	111,717	19,800	1,362,827
Comprehensive income	—	—	—	118,015	(9,768)	2,532	110,779
Dividends declared on common stock ($.20 per share)	—	—	(42,371)	—	—	—	(42,371)
Employee share-based compensation earned	—	—	8,887	—	—	—	8,887
Stock option exercises	573	—	4,524	—	—	—	5,097
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(117)	(717)	(1,017)	—	—	(1,851)
Cancellation of Company Stock	(8)	8	—	—	—	—	—
Tax Benefits Related to Share-Based Awards			6,083	—	—	—	6,083
Purchase of noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(1,700)	(1,700)
Other	82	—	1,274	—	—	—	1,356
Balance at September 30, 2013	$212,082	$(122)	$1,282,667	$(169,797)	$101,949	$13,995	$1,440,774

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
On May 29, 2013, we entered into a definitive agreement to acquire all of the outstanding shares of Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash. Stewart operates 217 funeral homes and 141 cemeteries as of July 31, 2013. The transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. The transaction is valued at approximately $1.5 billion, which includes approximately $331.6 million of Stewart's debt. We expect to fund the transaction with cash on hand, the utilization of debt under our new credit agreement, the proceeds from the July 2013 issuance of our long-term senior notes as discussed in Note 9 and assuming $200.0 million of Stewart's debt. The acquisition is subject to, among other conditions, antitrust clearance. It is anticipated that the acquisition will be completed by the end of 2013 or in early 2014, however there can be no assurance that the acquisition will be completed by this time or at all.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$20,187	$19,982	$63,802	$64,081
Withdrawals	24,242	22,943	92,491	78,034
Purchases of available-for-sale securities(1)	125,113	53,034	302,939	324,304
Sales of available-for-sale securities(1)	91,064	51,672	337,714	323,471
Realized gains from sales of available-for-sale securities	12,953	7,681	41,654	43,446
Realized losses from sales of available-for-sale securities	(2,212)	(4,570)	(8,378)	(18,730)

(1)	Reflects the rebalancing of Neptune Society trust assets during the current quarter.

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,005,320	$977,973
Cash and cash equivalents	98,892	85,943
Insurance-backed fixed income securities	277,052	273,098
Trust investments	1,381,264	1,337,014
Receivables from customers	243,334	241,896
Unearned finance charge	(9,653)	(8,645)
	1,614,945	1,570,265
Allowance for cancellation	(37,547)	(34,333)
Preneed funeral receivables, net and trust investments	$1,577,398	$1,535,932
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at September 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	September 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$96,240	$1,699	$(4,499)	$93,440
Canadian government	2	105,784	48	(1,356)	104,476
Corporate	2	50,520	2,864	(739)	52,645
Residential mortgage-backed	2	2,362	20	(24)	2,358

Equity securities:
Preferred stock	2	4,649	547	(50)	5,146
Common stock:
United States	1	225,447	61,091	(3,989)	282,549
Canada	1	23,793	2,912	(1,635)	25,070
Other international	1	18,444	4,065	(509)	22,000
Mutual funds:
Equity	1	175,783	17,256	(2,786)	190,253
Fixed income	1	212,275	3,943	(17,339)	198,879
Private equity	3	30,811	3,533	(7,359)	26,985
Other	3	1,206	313	—	1,519
Trust investments		$947,314	$98,291	$(40,285)	$1,005,320

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,594	$5,072	$(880)	$109,786
Canadian government	2	110,399	861	(113)	111,147
Corporate	2	51,611	2,531	(623)	53,519
Residential mortgage-backed	2	3,123	57	(8)	3,172
Asset-backed	2	129	3	—	132
Equity securities:
Preferred stock	2	3,603	211	(103)	3,711
Common stock:
United States	1	230,971	38,514	(6,903)	262,582
Canada	1	23,284	2,598	(1,271)	24,611
Other international	1	18,089	1,874	(658)	19,305
Mutual funds:
Equity	1	145,589	10,097	(6,728)	148,958
Fixed income	1	225,365	7,314	(10,252)	222,427
Private equity	3	36,626	221	(18,968)	17,879
Other	3	542	202	—	744
Trust investments		$954,925	$69,555	$(46,507)	$977,973

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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2013, our unfunded commitment for our private equity and other investments was $8.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$26,333	$1,457	$16,359	$909
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,830	256	(758)	10
Net realized losses included in Other income, net(2)	—	—	(11)	(1)
Contributions	19	—	995	—
Distributions and other	(1,197)	(194)	(316)	(4)
Fair market value, ending balance	$26,985	$1,519	$16,269	$914

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$17,879	$744	$15,986	$912
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	14,441	1,126	(2,342)	10
Net realized losses included in Other income, net(2)	(11)	(2)	(27)	(1)
Sales	—	—	(9)	—
Contributions	2,221	—	3,554	—
Distributions and other	(7,545)	(349)	(893)	(7)
Fair market value, ending balance	$26,985	$1,519	$16,269	$914

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

Maturity dates of our fixed income securities range from 2013 to 2053. Maturities of fixed income securities, excluding mutual funds, at September 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,664
Due in one to five years	44,840
Due in five to ten years	44,962
Thereafter	30,453
$252,919

Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $11.4 million and $8.5 million for the three months ended September 30, 2013 and 2012, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $35.7 million and $27.7 million for the nine months ended September 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For both the three months ended September 30, 2013 and 2012, we recorded a $0.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2013 and 2012, we recorded a $0.8 million and a $0.7 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, are shown in the following tables:

	September 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,033	$(3,230)	$17,445	$(1,269)	$46,478	$(4,499)
Canadian government	23,989	(1,100)	6,252	(256)	30,241	(1,356)
Corporate	18,650	(446)	4,317	(293)	22,967	(739)
Residential mortgage-backed	1,322	(23)	19	(1)	1,341	(24)
Equity securities:
Preferred stock	1,214	(50)	—	—	1,214	(50)
Common stock:
United States	46,129	(3,097)	4,069	(892)	50,198	(3,989)
Canada	4,590	(696)	2,686	(939)	7,276	(1,635)
Other international	4,820	(358)	740	(151)	5,560	(509)
Mutual funds:
Equity	15,211	(122)	13,344	(2,664)	28,555	(2,786)
Fixed income	65,418	(3,149)	53,809	(14,190)	119,227	(17,339)
Private equity	—	—	13,687	(7,359)	13,687	(7,359)
Total temporarily impaired securities	$210,376	$(12,271)	$116,368	$(28,014)	$326,744	$(40,285)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,357	$(803)	$6,741	$(77)	$29,098	$(880)
Canadian government	7,912	(113)	—	—	7,912	(113)
Corporate	7,809	(347)	4,283	(276)	12,092	(623)
Residential mortgage-backed	956	(8)	—	—	956	(8)
Equity securities:
Preferred stock	1,220	(93)	52	(10)	1,272	(103)
Common stock:
United States	70,752	(4,694)	9,089	(2,209)	79,841	(6,903)
Canada	6,592	(652)	2,516	(619)	9,108	(1,271)
Other international	7,606	(521)	608	(137)	8,214	(658)
Mutual funds:
Equity	6,779	(126)	26,340	(6,602)	33,119	(6,728)
Fixed income	38,686	(1,021)	24,131	(9,231)	62,817	(10,252)
Private equity	—	—	17,389	(18,968)	17,389	(18,968)
Total temporarily impaired securities	$170,669	$(8,378)	$91,149	$(38,129)	$261,818	$(46,507)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$27,407	$25,010	$81,019	$75,717
Withdrawals	26,542	28,260	89,881	75,623
Purchases of available-for-sale securities	98,803	114,549	395,200	443,613
Sales of available-for-sale securities	73,171	111,663	407,503	428,350
Realized gains from sales of available-for-sale securities	19,965	9,754	66,284	57,636
Realized losses from sales of available-for-sale securities	(3,454)	(6,962)	(12,509)	(25,028)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,314,770	$1,204,084
Cash and cash equivalents	99,682	86,923
Insurance-backed fixed income securities	4	9
Trust investments	1,414,456	1,291,016
Receivables from customers	673,342	614,599
Unearned finance charges	(30,430)	(29,471)
	2,057,368	1,876,144
Allowance for cancellation	(53,890)	(49,309)
Preneed cemetery receivables, net and trust investments	$2,003,478	$1,826,835
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at September 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$109,856	$2,436	$(6,712)	$105,580
Canadian government	2	17,720	122	(320)	17,522
Corporate	2	47,354	4,182	(654)	50,882
Residential mortgage-backed	2	145	2	(1)	146
Equity securities:
Preferred stock	2	7,744	892	(68)	8,568
Common stock:
United States	1	368,746	115,819	(4,591)	479,974
Canada	1	14,556	3,169	(1,010)	16,715
Other international	1	32,773	8,507	(678)	40,602
Mutual funds:
Equity	1	279,475	42,647	(2,512)	319,610
Fixed income	1	270,478	6,126	(30,178)	246,426
Private equity	3	26,894	4,258	(3,737)	27,415
Other	3	1,089	242	(1)	1,330
Trust investments		$1,176,830	$188,402	$(50,462)	$1,314,770

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,630	$7,925	$(841)	$106,714
Canadian government	2	17,562	402	(83)	17,881
Corporate	2	43,515	2,456	(775)	45,196
Residential mortgage-backed	2	150	4	—	154
Equity securities:
Preferred stock	2	5,840	334	(196)	5,978
Common stock:
United States	1	363,190	71,613	(7,716)	427,087
Canada	1	16,026	2,862	(846)	18,042
Other international	1	29,889	3,687	(857)	32,719
Mutual funds:
Equity	1	279,265	19,520	(9,921)	288,864
Fixed income	1	251,687	10,975	(19,350)	243,312
Private equity	3	32,785	77	(15,175)	17,687
Other	3	407	44	(1)	450
Trust investments		$1,139,946	$119,899	$(55,761)	$1,204,084
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2013, our unfunded commitment for our private equity and other investments was $8.6 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$26,627	$1,258	$15,796	$433
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,015	277	(458)	16
Net realized losses included in Other income, net(2)	—	—	(12)	(1)
Contributions	21	—	1,044	—
Distributions and other	(1,248)	(205)	(362)	(7)
Fair market value, ending balance	$27,415	$1,330	$16,008	$441

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$17,687	$450	$15,219	$436
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	15,245	1,253	(1,937)	18
Net realized losses included in Other income, net(2)	(13)	(3)	(30)	(2)
Contributions	2,356	—	3,760	—
Distributions and other	(7,860)	(370)	(1,004)	(11)
Fair market value, ending balance	$27,415	$1,330	$16,008	$441

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

Maturity dates of our fixed income securities range from 2013 to 2043. Maturities of fixed income securities, excluding mutual funds, at September 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$23,074
Due in one to five years	59,767
Due in five to ten years	43,707
Thereafter	47,582
$174,130
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $9.2 million and $6.7 million for the three months ended September 30, 2013 and 2012, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $28.1 million and $20.0 million for the nine months ended September 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For both the three months ended September 30, 2013 and 2012, we recorded a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2013 and 2012, we recorded a $1.5 million and a $0.8 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of September 30, 2013 are shown in the following tables:

	September 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$50,411	$(5,255)	$16,678	$(1,457)	$67,089	$(6,712)
Canadian government	9,713	(195)	3,204	(125)	12,917	(320)
Corporate	15,191	(438)	3,301	(216)	18,492	(654)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Equity securities:
Preferred stock	2,197	(68)	—	—	2,197	(68)
Common stock:
United States	64,772	(3,944)	3,618	(647)	68,390	(4,591)
Canada	1,922	(434)	1,881	(576)	3,803	(1,010)
Other international	8,001	(483)	856	(195)	8,857	(678)
Mutual funds:
Equity	20,440	(406)	14,252	(2,106)	34,692	(2,512)
Fixed income	110,221	(6,748)	38,656	(23,430)	148,877	(30,178)
Private equity	—	—	6,863	(3,737)	6,863	(3,737)
Other	—	—	316	(1)	316	(1)
Total temporarily impaired securities	$282,939	$(17,972)	$89,625	$(32,490)	$372,564	$(50,462)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,626	$(841)	$—	$—	$28,626	$(841)
Canadian government	5,319	(83)	—	—	5,319	(83)
Corporate	14,060	(571)	2,137	(204)	16,197	(775)
Equity securities:
Preferred stock	1,497	(143)	126	(53)	1,623	(196)
Common stock:
United States	82,989	(5,624)	11,131	(2,092)	94,120	(7,716)
Canada	3,114	(461)	1,115	(385)	4,229	(846)
Other international	9,056	(655)	741	(202)	9,797	(857)
Mutual funds:
Equity	28,132	(1,427)	43,172	(8,494)	71,304	(9,921)
Fixed income	54,533	(2,205)	29,104	(17,145)	83,637	(19,350)
Private equity	46	(17)	17,136	(15,158)	17,182	(15,175)
Other	8	—	378	(1)	386	(1)
Total temporarily impaired securities	$227,380	$(12,027)	$105,040	$(43,734)	$332,420	$(55,761)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Deposits	$6,139	$6,501	$19,789	$18,866
Withdrawals	9,388	9,239	26,009	23,422
Purchases of available-for-sale securities	23,050	24,467	113,497	126,478
Sales of available-for-sale securities	25,805	27,733	82,556	101,110
Realized gains from sales of available-for-sale securities	4,871	3,328	13,772	7,522
Realized losses from sales of available-for-sale securities	(966)	(1,518)	(1,728)	(5,435)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Trust investments, at fair value	$1,080,618	$1,045,568
Cash and cash equivalents	40,108	54,012
Cemetery perpetual care trust investments	$1,120,726	$1,099,580
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at September 30, 2013 and December 31, 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$731	$16	$(5)	$742
Canadian government	2	30,329	217	(561)	29,985
Corporate	2	23,038	250	(222)	23,066
Residential mortgage-backed	2	1,322	16	(11)	1,327
Asset-backed	2	160	2	(2)	160
Equity securities:
Preferred stock	2	3,359	174	(40)	3,493
Common stock:
United States	1	179,225	37,782	(3,398)	213,609
Canada	1	8,409	1,722	(726)	9,405
Other international	1	6,885	704	(363)	7,226
Mutual funds:
Equity	1	15,071	4,435	(59)	19,447
Fixed income	1	708,858	35,127	(2,829)	741,156
Private equity	3	28,215	475	(8,853)	19,837
Other	3	10,011	1,154	—	11,165
Cemetery perpetual care trust investments		$1,015,613	$82,074	$(17,069)	$1,080,618

	December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$45	$(1)	$864
Canadian government	2	30,159	709	(140)	30,728
Corporate	2	22,877	537	(51)	23,363
Residential mortgage-backed	2	1,498	41	(2)	1,537
Asset-backed	2	161	10	—	171
Equity securities:
Preferred stock	2	5,637	61	(938)	4,760
Common stock:
United States	1	163,173	19,609	(3,389)	179,393
Canada	1	8,954	1,568	(731)	9,791
Other international	1	14,693	1,392	(447)	15,638
Mutual funds:
Equity	1	16,999	2,102	(211)	18,890
Fixed income	1	680,921	61,172	(441)	741,652
Private equity	3	24,727	338	(13,943)	11,122
Other	3	9,653	1,110	(3,104)	7,659
Cemetery perpetual care trust investments		$980,272	$88,694	$(23,398)	$1,045,568
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of September 30, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of September 30, 2013, our unfunded commitment for our private equity and other investments was $1.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$18,649	$10,815	$11,609	$7,314
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,315	492	552	276
Net realized losses included in Other income, net(2)	(5)	(3)	(33)	(8)
Contributions	—	—	465	—
Distributions and other	(122)	(139)	(1,708)	(129)
Fair market value, ending balance	$19,837	$11,165	$10,885	$7,453

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance	$11,122	$7,659	$10,849	$6,890
Net unrealized gains included in Accumulated other comprehensive income(1)	7,404	3,926	670	813
Net realized losses included in Other income, net(2)	(100)	(56)	(103)	(26)
Sales	—	—	(26)	—
Contributions	2,317	—	3,244	—
Distributions and other	(906)	(364)	(3,749)	(224)
Fair market value, ending balance	$19,837	$11,165	$10,885	$7,453

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

Maturity dates of our fixed income securities range from 2013 to 2043. Maturities of fixed income securities at September 30, 2013 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$7,764
Due in one to five years	27,927
Due in five to ten years	18,576
Thereafter	1,013
$55,280
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized trust fund income related to these trust investments were $9.5 million and $10.5 million for the three months ended September 30, 2013 and 2012, respectively. Recognized trust fund income related to these trust investments were $31.2 million and $29.6 million for the nine months ended September 30, 2013 and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended September 30, 2013 and 2012, we did not record an impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2013 and 2012, we recorded a $0.2 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

	September 30, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$356	$(5)	$18	$—	$374	$(5)
Canadian government	16,705	(346)	5,421	(215)	22,126	(561)
Corporate	11,231	(108)	3,486	(114)	14,717	(222)
Residential mortgage-backed	560	(11)	2	—	562	(11)
Asset-backed	66	(1)	15	(1)	81	(2)
Equity securities:
Preferred stock	1,083	(20)	160	(20)	1,243	(40)
Common stock:
United States	30,801	(2,644)	2,426	(754)	33,227	(3,398)
Canada	822	(96)	1,817	(630)	2,639	(726)
Other international	2,977	(195)	723	(168)	3,700	(363)
Mutual funds:
Equity	221	(14)	207	(45)	428	(59)
Fixed income	134,626	(1,960)	28,430	(869)	163,056	(2,829)
Private equity	—	—	19,333	(8,853)	19,333	(8,853)
Total temporarily impaired securities	$199,448	$(5,400)	$62,038	$(11,669)	$261,486	$(17,069)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$373	$(1)	$—	$—	$373	$(1)
Canadian government	9,145	(140)	—	—	9,145	(140)
Corporate	5,439	(33)	1,886	(18)	7,325	(51)
Residential mortgage-backed	183	(2)	—	—	183	(2)
Equity securities:
Preferred stock	3,115	(639)	973	(299)	4,088	(938)
Common stock:
United States	38,323	(2,403)	7,495	(986)	45,818	(3,389)
Canada	1,246	(281)	1,055	(450)	2,301	(731)
Other international	4,712	(389)	696	(58)	5,408	(447)
Mutual funds:
Equity	2,654	(127)	404	(84)	3,058	(211)
Fixed income	10,552	(37)	31,837	(404)	42,389	(441)
Private equity	—	—	10,752	(13,943)	10,752	(13,943)
Other	—	—	6,308	(3,104)	6,308	(3,104)
Total temporarily impaired securities	$75,742	$(4,052)	$61,406	$(19,346)	$137,148	$(23,398)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 are detailed below.

	September 30, 2013			December 31, 2012
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,381,264	$1,414,456	$2,795,720	$1,337,014	$1,291,016	$2,628,030
Accrued trust operating payables and other	(911)	(1,353)	(2,264)	(1,827)	(1,882)	(3,709)
Deferred preneed funeral and cemetery receipts held in trust	$1,380,353	$1,413,103	$2,793,456	$1,335,187	$1,289,134	$2,624,321
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 are detailed below.

	September 30, 2013	December 31, 2012
	(In thousands)
Cemetery perpetual care trust investments	$1,120,726	$1,099,580
Accrued trust operating payables and other	(1,225)	(828)
Care trusts’ corpus	$1,119,501	$1,098,752
Other Income, Net
The components of Other income, net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$12,953	$19,965	$4,871	$—	$37,789
Realized losses	(2,212)	(3,454)	(966)	—	(6,632)
Impairment charges	(157)	(218)	—	—	(375)
Interest, dividend, and other ordinary income	2,470	3,171	5,372	—	11,013
Trust expenses and income taxes	(2,705)	(3,512)	(273)	—	(6,490)
Net trust investment income	10,349	15,952	9,004	—	35,305
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(10,349)	(15,952)	(9,004)	—	(35,305)
Other income, net	—	—	—	666	666
Total other income, net	$—	$—	$—	$666	$666

	Nine Months Ended September 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$41,654	$66,284	$13,772	$—	$121,710
Realized losses	(8,378)	(12,509)	(1,728)	—	(22,615)
Impairment charges	(803)	(1,515)	(189)	—	(2,507)
Interest, dividend, and other ordinary income	18,493	13,615	19,245	—	51,353
Trust expenses and income taxes	(7,743)	(10,268)	(1,857)	—	(19,868)
Net trust investment income	43,223	55,607	29,243	—	128,073
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(43,223)	(55,607)	(29,243)	—	(128,073)
Other expense, net	—	—	—	(1,017)	(1,017)
Total other expense, net	$—	$—	$—	$(1,017)	$(1,017)

	Three Months Ended September 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$7,681	$9,754	$3,328	$—	$20,763
Realized losses	(4,570)	(6,962)	(1,518)	—	(13,050)
Impairment charges	(151)	(189)	(4)	—	(344)
Interest, dividend, and other ordinary income	2,083	2,247	8,113	—	12,443
Trust expenses and income taxes	(2,288)	(3,116)	(727)	—	(6,131)
Net trust investment income	2,755	1,734	9,192	—	13,681
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(2,755)	(1,734)	(9,192)	—	(13,681)
Other income, net	—	—	—	2,317	2,317
Total other income, net	$—	$—	$—	$2,317	$2,317

	Nine Months Ended September 30, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$43,446	$57,636	$7,522	$—	$108,604
Realized losses	(18,730)	(25,028)	(5,435)	—	(49,193)
Impairment charges	(725)	(781)	(258)	—	(1,764)
Interest, dividend, and other ordinary income	10,834	8,308	22,170	—	41,312
Trust expenses and income taxes	(7,236)	(9,367)	(635)	—	(17,238)
Net trust investment income	27,589	30,768	23,364	—	81,721
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(27,589)	(30,768)	(23,364)	—	(81,721)
Other income, net	—	—	—	4,001	4,001
Total other income, net	$—	$—	$—	$4,001	$4,001

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 40.3% and 34.6% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 38.5% and 35.8% for the nine months ended September 30, 2013 and 2012, respectively. The lower effective tax rate for the nine months ended September 30, 2012 was primarily due to the benefits associated with the settlement of a tax audit discussed below. The effective tax rate for the third quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.
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
Unrecognized Tax Benefits
As of September 30, 2013, the gross amount of our unrecognized tax benefits was $132.5 million and the gross amount of our accrued interest was $43.8 million. During the nine months ended September 30, 2013, our unrecognized tax benefit decreased by $11.5 million which did not significantly impact the unaudited condensed statement of operations since the majority of unrecognized tax benefits relate to temporary items. This is primarily due to the expiration of statute of limitations and a decrease in liability related to U.S. tax positions taken in prior years. Additional interest expense of $2.2 million was accrued during the quarter.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are audited and finally settled. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 1999 - 2005 remain under review at the IRS Appeals level. SCI and Subsidiaries received a letter of no change to its tax liability for the years 2008 - 2010. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years through 2010. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,757
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	—
7.5% Senior Notes due April 2027	200,000	200,000
Bank credit facility	—	86,600
Obligations under capital leases	189,011	176,445
Mortgage notes and other debt, maturities through 2047	4,711	5,698
Unamortized pricing discounts and other	(3,814)	(4,292)
Total debt	2,293,750	1,948,050
Less current maturities	(36,647)	(31,429)
Total long-term debt	$2,257,103	$1,916,621
Current maturities of debt at September 30, 2013 were primarily comprised of our capital leases. Our consolidated debt had a weighted average interest rate of 5.72% and 6.28% at September 30, 2013 and December 31, 2012, respectively. Approximately 92% and 87% of our total debt had a fixed interest rate at September 30, 2013 and December 31, 2012, respectively.

Stewart Acquisition Financing
In conjunction with our entry into a definitive agreement to acquire Stewart (See Note 1) on May 28, 2013, the Company also entered into an agreement with a leading bank to provide $1.825 billion of committed financing. This committed financing consisted of a $500 million replacement revolving facility (to be provided in the event amendments to SCI's existing bank credit facility could not be obtained), a $600 million term loan, and a $725 million senior unsecured bridge facility.
In July 2013, we entered into a new credit agreement with a syndicate of banks. The new $1.1 billion credit agreement replaces the existing $500 million bank credit facility providing for a new $500 million bank credit facility and a $600 million term loan, both maturing in July 2018. A significant amount of the term loan will be drawn upon the closing of and used to fund the Stewart Acquisition and includes quarterly amortization requirements. After the acquisition, the credit agreement requires us to use the first $200 million of divestiture proceeds to prepay our term loan while our leverage ratio exceeds 3.75X (net debt to EBITDA as defined in the credit agreement). The new $500 million bank credit facility will be used partially to fund the Stewart acquisition, but will primarily exist to provide the Company with flexibility for general corporate purposes.
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
Finally, in July 2013, the Company issued $425 million in 5.375% Senior Notes due January 2022, in a private placement offering made in accordance with rule 144A under the Securities Act of 1933. Pending the closing of the Stewart acquisition, the net proceeds are being held in an escrow account and reported as restricted cash. The issuance of these notes was a non-cash financing activity as the funds were deposited directly to the escrow account. In the event the Stewart acquisition does not close, SCI is required to redeem the notes at par value to the bond holders. The notes are subject to the provisions of the Company's Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

With the aforementioned $1.1 billion credit agreement and the newly issued $425 million Senior Notes, we believe we have completed the necessary financing to fund the Stewart acquisition when the transaction closes.
Bank Credit Agreement
As of September 30, 2013, the Company had a $500 million bank credit facility due July 2018 with a syndicate of banks.
In conjunction with entering into the new bank credit facility, all outstanding cash advances of $86.6 million were repaid. Our new bank credit facility includes a $175 million sublimit for letters of credit and provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We have no outstanding cash advances under our bank credit facility but currently do use it to support $31.8 million of letters of credit. We pay a quarterly fee on the unused commitment, which was 0.25% for the third quarter. As of September 30, 2013, we have $468.2 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the first nine months of 2013, we paid an aggregate of $19.7 million to retire $19.6 million in capital lease obligations and $0.1 million to retire other debt. Certain of the above transactions resulted in the recognition of a gain of $0.5 million recorded in Gains on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
During the first nine months of 2012, we paid an aggregate of $19.3 million to retire capital lease obligations with no associated gain or loss recognized on early extinguishment of this debt.
Capital Leases
During the nine months ended September 30, 2013 and 2012, we acquired $34.0 million and $51.0 million, respectively, of capital leases, primarily related to transportation equipment.

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
The fair value of our debt instruments at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,786
6.75% Senior Notes due April 2015	145,676	150,112
6.75% Senior Notes due April 2016	216,621	222,049
7.0% Senior Notes due June 2017	327,450	341,094
7.625% Senior Notes due October 2018	284,560	298,750
7.0% Senior Notes due May 2019	266,875	276,250
4.5% Senior Notes due November 2020	190,500	204,500
8.0% Senior Notes due November 2021	170,250	186,000
5.375% Senior Notes due January 2022	407,469	—
7.5% Senior Notes due April 2027	207,500	215,500
Bank credit facility	—	86,600
Mortgage notes and other debt, maturities through 2047	4,711	5,698
Total fair value of debt instruments	$2,221,612	$1,991,339
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2013:

Nine Months Ended
Assumptions	September 30, 2013
Dividend yield	1.9%
Expected volatility	35.2%
Risk-free interest rate	0.7%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	12,401,970	$8.84
Granted	2,041,330	$15.26
Exercised	(573,335)	$8.89
Canceled	(36,397)	$10.31
Outstanding at September 30, 2013	13,833,568	$9.78
Exercisable at September 30, 2013	9,719,085	$8.50
As of September 30, 2013, the unrecognized compensation expense related to stock options of $9.7 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity for the nine months ended September 30, 2013 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2012	1,104,579	$9.78
Granted	378,280	$15.26
Vested	(296,886)	$8.63
Canceled	(2,744)	$10.32
Nonvested restricted shares at September 30, 2013	1,183,229	$11.81
As of September 30, 2013, the unrecognized compensation expense related to restricted shares of $7.5 million is expected to be recognized over a weighted average period of 1.4 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(9,768)	—	(9,768)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	67,271	67,271
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(67,271)	(67,271)
Balance at September 30, 2013	$101,949	$—	$101,949
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On August 14, 2013, our Board of Directors approved a cash dividend of $.07 per common share. This dividend, totaling $14.8 million, was paid on September 30, 2013.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2013, there were no share repurchases under our share repurchase program. The remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $190.1 million at September 30, 2013.
Noncontrolling Interests
During the nine months ended September 30, 2013, we acquired an additional 10% of the outstanding shares of The Neptune Society, Inc. for $8.3 million, increasing our ownership from 70% to 80%.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2013	$399,581	$210,370	$609,951
2012	$388,365	$192,817	$581,182
Gross profits:
2013	$67,088	$48,991	$116,079
2012	$75,992	$45,279	$121,271
Nine Months Ended September 30,
Revenues from external customers:
2013	$1,277,419	$610,389	$1,887,808
2012	$1,209,067	$571,993	$1,781,060
Gross profits:
2013	$267,457	$134,043	$401,500
2012	$257,703	$119,324	$377,027

The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Gross profits from reportable segments	$116,079	$121,271	$401,500	$377,027
General and administrative expenses	(33,764)	(26,410)	(95,792)	(81,927)
Gains (losses) on divestitures and impairment charges, net	981	315	(5,533)	883
Operating income	83,296	95,176	300,175	295,983
Interest expense	(38,080)	(33,568)	(103,589)	(101,050)
Gains on early extinguishment of debt, net	—	—	468	—
Other income (expense), net	666	2,317	(1,017)	4,001
Income before income taxes	$45,882	$63,925	$196,037	$198,934
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2013	$552,128	$56,462	$1,361	$609,951
2012	$523,600	$56,280	$1,302	$581,182
Nine Months Ended September 30,
Revenues from external customers:
2013	$1,717,909	$165,330	$4,569	$1,887,808
2012	$1,615,128	$161,411	$4,521	$1,781,060

14. Supplementary Information
Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Property and merchandise revenues:
Funeral	$138,015	$133,756	$441,767	$412,039
Cemetery	153,770	137,787	433,249	403,620
Total property and merchandise revenues	291,785	271,543	875,016	815,659
Services revenues:
Funeral	231,511	228,392	748,217	720,285
Cemetery	49,921	48,854	157,706	147,356
Total services revenues	281,432	277,246	905,923	867,641
Other revenues	36,734	32,393	106,869	97,760
Total revenues	$609,951	$581,182	$1,887,808	$1,781,060
Property and merchandise costs and expenses:
Funeral	$62,945	$61,183	$204,694	$194,557
Cemetery	62,429	55,163	183,500	171,744
Total cost of property and merchandise	125,374	116,346	388,194	366,301
Services costs and expenses:
Funeral	138,420	131,076	414,481	390,489
Cemetery	24,318	23,984	76,869	74,542
Total cost of services	162,738	155,060	491,350	465,031
Overhead and other expense	205,760	188,505	606,764	572,701
Total costs and expenses	$493,872	$459,911	$1,486,308	$1,404,033

Non-Cash Investing Transactions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Options exercised by attestation	—	—	143	—
Shares repurchased	—	—	(143)	—

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2013 and December 31, 2012, we have self-insurance reserves of $60.7 million and $57.5 million, respectively.
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
Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc., a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc., was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No. 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor recordkeeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor recordkeeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. On May 4, 2011, the trial court certified a class and we appealed that ruling. On July 31, 2013, the Court of Appeals reversed the order certifying the case. We cannot quantify our ultimate liability, if any, for the payment of any damages.
F. Charles Sands, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.; Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles — Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Pursuant to a court order, the Company may be precluded from making certain arguments that challenge the sufficiency of plaintiff's physical evidence, although the extent to which that order will apply at trial remains unclear. The case is scheduled for trial in November 2013. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's proposed acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages and an injunction against the proposed combination. We have filed exceptions to the plaintiffs’ complaint, but the case has been stayed until after the closing of the acquisition. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$26,779	$41,062	$118,015	$126,163
After tax interest on convertible debt	13	13	38	38
Net income — diluted	$26,792	$41,075	$118,053	$126,201
Weighted average shares (denominator):
Weighted average shares — basic	211,954	214,914	211,721	216,974
Stock options	4,295	3,425	4,035	3,211
Convertible debt	121	121	121	121
Weighted average shares — diluted	216,370	218,460	215,877	220,306
Net income per share:
Basic	$0.13	$0.19	$0.56	$0.58
Diluted	$0.12	$0.19	$0.55	$0.57
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended September 30, 2013 and September 30, 2012, total options not currently included in the computation of dilutive EPS were 1.4 million and 1.3 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012, total options not currently included in the computation of dilutive EPS were 1.7 million and 1.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At September 30, 2013, we operated 1,431 funeral service locations and 374 cemeteries (including 214 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, and the District of Columbia. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
On May 29, 2013, we announced our execution of a definitive agreement to acquire all of the outstanding shares of Stewart Enterprises, Inc. (Stewart), the second largest operator of funeral homes and cemeteries in North America. This transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. The acquisition is subject to, among other conditions, antitrust clearance. It is anticipated that the acquisition will be completed at the end of 2013 or in early 2014, however there can be no assurance that the acquisition will be completed by this time or at all.
Our financial position is enhanced by our $7.6 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2013, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We also currently have approximately $190.1 million authorized to repurchase our common stock.
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

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $326.4 million in the nine months ended September 30, 2013. In July 2013, we repaid the entire $86.6 million outstanding under our bank credit facility in conjunction with entering into a new bank credit facility associated with the Stewart acquisition financing. In addition, we have $468.2 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until April 2015.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2013, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2013 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.00 (Max)	2.69
Interest coverage ratio	3.00 (Min)	4.93
The bank credit facility maintains the same leverage and interest coverage ratios until the Stewart transaction closes. Upon closing, the leverage ratio will increase to a 5.00X maximum (net debt to EBITDA as defined in the credit agreement), while the interest coverage ratio will remain unchanged.
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $182.6 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs. In July 2013, as part of establishing financing for the Stewart acquisition, we issued $425 million in 5.375% Senior Notes due January 2022 and entered into a new $1.1 billion credit agreement due July 2018 with a syndicate of banks. The net proceeds of the $425 million 5.375% Senior Notes due January 2022 will be held in escrow, pending the closing of the Stewart acquisition. The credit agreement consists of a $500 million bank credit facility and a term loan of up to $600 million. The term loan will be drawn upon the closing of and used to fund the Stewart Acquisition. The bank credit facility will be used partially to fund the Stewart Acquisition, but will primarily exist to provide the company with flexibility for general corporate purposes and to give us access to capital markets to refinance our long-term debt if, and when, we choose to do so.
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
On May 29, 2013, we announced our execution of a definitive agreement to acquire all of the outstanding shares of Stewart Enterprises, Inc. (Stewart), the second largest operator of funeral homes and cemeteries in North America. This transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies. The acquisition is subject to, among other conditions, antitrust clearance. It is anticipated that the acquisition will be completed at the end of 2013 or in early 2014, however there can be no assurance that the acquisition will be completed by this time or at all.
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
Operating Activities
Net cash provided by operating activities increased $46.1 million to $326.4 million in the first nine months of 2013 from $280.3 million in the first nine months of 2012. This increase was driven by:

•	a $115.9 million increase in cash receipts from customers;

•	a $35.5 million increase in net trust fund withdrawals;

•	a $5.0 million increase in General Agency (GA) receipts; partially offset by

•	a $75.7 million increase in vendor payments;

•	a $23.1 million increase in payroll;

•	a $6.1 million excess tax benefit from share based awards in 2013; and

•	a $5.1 million increase in cash tax payments.
Investing Activities

Cash flows from investing activities used $77.8 million in the first nine months of 2013 compared to using $95.1 million in the same period of 2012. This decrease was primarily attributable to a decrease of $10.7 million in cash spent on acquisitions, a $4.2 million increase in net withdrawals of restricted funds, a $1.4 million decrease in capital expenditures, and a $1.1 million million increase in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $158.2 million in the first nine months of 2013 compared to using $163.6 million in the same period of 2012. This decrease was primarily driven by a $142.9 million decrease in repurchases of company common stock and a $6.1 million excess tax benefit from share based awards in 2013, partially offset by a $109.0 million increase in payments of debt, a $12.4 million decrease in proceeds from exercised stock options, an $8.3 million increase in purchases of noncontrolling interest, a $7.5 million increase in payments of dividends, and a $6.4 million increase in bank overdrafts and other.
We repurchased 0.1 million shares in the first nine months of 2013 for $1.7 million and 12.4 million shares in the same period of 2012 for $144.6 million.
We paid cash dividends of $42.4 million in the first nine months of 2013 and $34.8 million in the same period of 2012.
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

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Preneed funeral	$119.3	$110.1
Preneed cemetery:
Merchandise and services	113.2	114.6
Pre-construction	2.9	7.2
Bonds supporting preneed funeral and cemetery obligations	235.4	231.9
Bonds supporting preneed business permits	3.0	2.9
Other bonds	18.3	17.2
Total surety bonds outstanding	$256.7	$252.0
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2013 and 2012, we had $4.7 million and $4.2 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2013 and 2012, we had $13.8 million and $14.4 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2013 and 2012.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$46.0	$37.6	$136.7	$107.0
Sales production (number of contracts)	17,022	14,596	50,318	43,034
Maturities	$43.8	$42.5	$141.7	$133.0
Maturities (number of contracts)	12,358	12,362	40,247	39,802
Cemetery:
Sales production:
Preneed	$133.7	$114.9	$414.7	$379.3
Atneed	56.9	57.9	181.2	176.9
Total sales production	$190.6	$172.8	$595.9	$556.2
Sales production deferred to backlog:
Preneed	$54.3	$48.3	$164.9	$159.1
Atneed	43.1	42.8	136.3	132.7
Total sales production deferred to backlog	$97.4	$91.1	$301.2	$291.8
Revenue recognized from backlog:
Preneed	$53.0	$47.5	$128.3	$122.8
Atneed	44.2	43.7	135.5	131.7
Total revenue recognized from backlog	$97.2	$91.2	$263.8	$254.5

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2013 and 2012, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$147.4	$126.5	$432.9	$395.3
Sales production (number of contracts) (1)	25,135	21,714	74,618	67,430
General Agency revenue	$27.3	$24.1	$79.3	$71.7
Maturities	$77.5	$75.5	$250.9	$234.4
Maturities (number of contracts)	13,507	13,450	43,781	41,226

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at September 30, 2013 and December 31, 2012. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2013 and December 31, 2012. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	September 30, 2013		December 31, 2012
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.50	$0.50	$0.53	$0.53
Deferred preneed funeral receipts held in trust	1.38	1.32	1.34	1.32
	$1.88	$1.82	$1.87	$1.85
Allowance for cancellation on trust investments	(0.16)	(0.15)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$1.72	$1.67	$1.72	$1.70
Backlog of insurance-funded preneed funeral revenues (1)	3.74	3.74	3.68	3.68
Total backlog of preneed funeral revenues	$5.46	$5.41	$5.40	$5.38
Preneed funeral receivables, net and trust investments	$1.58	$1.52	$1.54	$1.52
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.43	$1.37	$1.40	$1.38
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	3.74	3.74	3.68	3.68
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$5.17	$5.11	$5.08	$5.06
Deferred preneed cemetery revenues	$0.90	$0.90	$0.86	$0.86
Deferred preneed cemetery receipts held in trust	1.41	1.27	1.29	1.23
	$2.31	$2.17	$2.15	$2.09
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$2.16	$2.02	$2.00	$1.94
Preneed cemetery receivables, net and trust investments	$2.00	$1.86	$1.82	$1.76
Allowance for cancellation on trust investments	(0.17)	(0.17)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$1.83	$1.69	$1.66	$1.60

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of September 30, 2013, 84% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of September 30, 2013, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended September 30, 2013, the Standard and Poor’s 500 Index increased approximately 19.34% and the Barclay’s Aggregate Index decreased approximately 1.68%, while the combined SCI trusts increased approximately 11.52%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended September 30, 2013 and 2012
Management Summary
Key highlights in the third quarter of 2013 were as follows:

•	Funeral gross profits decreased $8.9 million, or 11.7%, primarily due to inflationary increases in fixed costs and lower funeral services performed; and

•	Cemetery gross profits increased $3.7 million, or 8.2%, due primarily to an increase in cemetery recognized preneed revenues led by a strong growth in preneed sales production.
Results of Operations
In the third quarter of 2013, we reported net income attributable to common stockholders of $26.8 million ($0.12 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2012 of $41.1 million ($0.19 per diluted share). These results were impacted by the following items:

	2013	2012
	(Dollars in thousands)
Net after-tax gains from the sale of assets	$422	$404
After-tax expenses related to system and process transition costs	$(1,964)	$(1,515)
After-tax expenses related to Stewart acquisition and transition costs	$(8,798)	$—
After-tax expenses related to legal defense fees and labor matters	$(590)	$—
Change in certain tax reserves and other	$(792)	$(61)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2013 and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2012 and ending September 30, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended September 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$398.2	$10.2	$0.3	$387.7
Cemetery revenue	210.4	—	—	210.4
	608.6	10.2	0.3	598.1
Germany revenue	1.4	—	—	1.4
Total revenue	$610.0	$10.2	$0.3	$599.5
North America Gross Profits
Funeral gross profits (losses)	$66.8	$1.4	$(0.7)	$66.1
Cemetery gross profits (losses)	49.0	—	(0.3)	49.3
	115.8	1.4	(1.0)	115.4
Germany gross profits	0.3	—	—	0.3
Total gross profits (losses)	$116.1	$1.4	$(1.0)	$115.7

Three Months Ended September 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$387.1	$2.2	$1.0	$383.9
Cemetery revenue	192.8	—	—	192.8
	579.9	2.2	1.0	576.7
Germany revenue	1.3	—	—	1.3
Total revenue	$581.2	$2.2	$1.0	$578.0
North America Gross Profits
Funeral gross profits (losses)	$75.9	$0.4	$(0.6)	$76.1
Cemetery gross profits (losses)	45.3	—	—	45.3
	121.2	0.4	(0.6)	121.4
Germany gross profits	0.1	—	—	0.1
Total gross profits (losses)	$121.3	$0.4	$(0.6)	$121.5
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2013 and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$399.6	$388.4
Less: Funeral consolidated recognized preneed revenue	19.6	14.4
Less: Consolidated GA revenue	27.3	24.1
Less: Other revenue	4.1	3.4
Adjusted consolidated funeral revenue	$348.6	$346.5
Consolidated funeral services performed	66,603	67,455
Consolidated average revenue per funeral service	$5,234	$5,137
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2013 and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$389.1	$385.2
Less: Funeral comparable recognized preneed revenue	16.7	13.9
Less: Comparable GA revenue	27.0	24.1
Less: Other revenue	3.9	3.4
Adjusted comparable funeral revenue	$341.5	$343.8
Comparable funeral services performed	64,641	66,576
Comparable average revenue per funeral service	$5,283	$5,164
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $399.6 million in the third quarter of 2013 compared to $388.4 million for the same period in 2012. This increase is attributable to $8.0 million of additional revenues as the result of acquisitions through 2013 and 2012 and the $3.9 million increase in comparable revenues described below. These increases were partially offset by a decline of $0.7 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012.
Comparable revenues from funeral operations were $389.1 million in the third quarter of 2013 compared to $385.2 million for the same period in 2012. This increase was primarily due to the 2.3% increase in comparable average revenue per funeral service described below, an increase in recognized preneed revenues for items that are delivered at the time of sale, and higher General Agency revenues. Neptune Society contributed $2.0 million or 9.7% to the revenue growth previously mentioned. These increases were partially offset by the 2.9% decrease in the number of comparable funeral services performed described below.
Funeral Services Performed

Our consolidated funeral services performed decreased 1.3% during the third quarter of 2013 compared to the same period in 2012. This is primarily the result of a 2.9% decrease in comparable funeral services performed, partially offset by acquisitions in 2013 and 2012. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 50.2% in the third quarter of 2013 increased from 48.6% in 2012. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $97, or 1.9%, in the third quarter of 2013 compared to 2012, primarily due to an increase in comparable average revenue per funeral service described below, partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $119, or 2.3%, in the third quarter of 2013 compared to the same period in 2012. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.8% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits decreased $8.9 million, or 11.7%, in the third quarter of 2013 compared to the same period in 2012. This decrease is primarily attributable to a $9.8 million decrease in comparable gross profits described below and a decline of $0.1 million in gross profits contributed by non-strategic assets that were divested throughout 2013 and 2012, partially offset by $1.0 million of additional gross profits related to acquisitions that occurred in 2013 and 2012.
Comparable funeral gross profits decreased $9.8 million, or 12.9%, in the third quarter of 2013 compared to the same period in 2012. Comparable gross margin percentage decreased from 19.8% to 17.1% in the third quarter of 2013 when compared to the same period in 2012 primarily as a result of the increase in comparable revenue, including Neptune Society's revenue, described above being more than offset by the following:

•	a $3.8 million increase in selling compensation mostly driven by higher preneed funeral production;

•	a $3.1 million increase in overhead expenses including investments in our sales support infrastructure;

•	a $1.8 million increase in funeral expenses related to catering, reception, and event offerings; and

•	a $1.3 million increase in health insurance expenses.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $17.6 million, or 9.1%, in the third quarter of 2013 compared to the same period in 2012 as a result of the increase in comparable revenues. Comparable cemetery revenues increased $17.6 million, or 9.1%, primarily as a result of higher preneed property for which construction was completed and we received at least 10% of the sales price from the customer and higher merchandise revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $3.7 million, or 8.2%, in the third quarter of 2013 compared to the same period in 2012. This increase is primarily the result of the increase in comparable gross profits described below. This increase was partially offset by a decline of $0.3 million in gross profits contributed by non-strategic assets that were divested throughout 2013 and 2012.
Comparable cemetery gross profits increased $4.0 million, or 8.8%, and gross margin percentage decreased from 23.5% to 23.4% in the third quarter of 2013 compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above partially offset by the following:

•	a $5.3 million increase in selling cost driven mostly by higher preneed cemetery production;

•	a $3.3 million increase in property and merchandise expenses driven by higher revenues; and

•	a $1.7 million increase in overhead expenses including investments in our sales support infrastructure.
Other Financial Statement Items

General and Administrative Expenses
General and administrative expenses increased $7.4 million to $33.8 million during the third quarter of 2013 compared to $26.4 million in the same period of 2012. The current quarter included $6.9 million of costs related to the pending acquisition of Stewart Enterprises and $2.3 million of other system integration costs. The prior year included, $2.3 million of costs related to the implementation of a new purchase order system and the transition to new outsource providers for certain accounting and administrative functions.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $1.0 million net pre-tax gain on divestitures and impairment charges in the third quarter of 2013 compared to a $0.3 million net pre-tax gain in the same period of 2012, which is associated with the divestiture of non-strategic funeral and cemetery locations in the United States and Canada.
Interest expense
Interest expense increased $4.5 million to $38.1 million during the third quarter of 2013 compared to $33.6 million in the same period of 2012. The current period included $5.7 million of interest expense associated with the incremental debt raised in anticipation of the Stewart acquisition.
Other Income (Expense), Net
Other income (expense), net decreased $1.6 million to $0.7 million of income during the third quarter of 2013 compared to $2.3 million of income in the third quarter of 2012, primarily due to an unfavorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the third quarter of 2012.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.3% and 34.6% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the third quarter of 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 216.4 million during the third quarter of 2013, compared to 218.5 million in the same period of 2012. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Nine Months Ended September 30, 2013 and 2012
Management Summary
Key highlights in the first nine months of 2013 were as follows:

•
Funeral gross profit increased $9.8 million, or 3.8%, due to higher funeral services performed and average revenue per funeral service, along with an increase in preneed revenues for items that are delivered at the time of sale. These increases were partially offset by higher selling expenses related to preneed sales initiatives and higher direct cost of services performed; and

•
Cemetery gross profit increased $14.7 million, or 12.3%, due to an increase in cemetery preneed property recognized revenue on higher sales production, higher trust fund income and higher atneed revenues, partially offset by higher selling compensation expenses and higher direct cost of services performed.

Results of Operations
In the first nine months of 2013, we reported net income attributable to common stockholders of $118.0 million ($0.55 per diluted share) compared to net income attributable to common stockholders in the first nine months of 2012 of $126.2 million ($0.57 per diluted share). These results were impacted by the following items:

	2013	2012
	(Dollars in thousands)
Net after-tax (losses) gains from the sale of assets	$(3,490)	$99
After-tax gains from the early extinguishment of debt, net	$296	$—
After-tax expenses related to system and process transition costs	$(3,783)	$(2,953)
After-tax expenses related to Stewart acquisition and transition costs	$(11,274)	$—
After-tax expenses related to legal defense fees and labor matters	$(1,971)	$—
Change in certain tax reserves and other	$(1,788)	$1,830
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2013 and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2012 and ending September 30, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Nine Months Ended September 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,272.8	$27.1	$1.7	$1,244.0
Cemetery revenue	610.4	—	(0.1)	610.5
	1,883.2	27.1	1.6	1,854.5
Germany revenue	4.6	—	—	4.6
Total revenue	$1,887.8	$27.1	$1.6	$1,859.1
North America Gross Profits
Funeral gross profits (losses)	$266.9	$4.6	$(0.4)	$262.7
Cemetery gross profits (losses)	134.0	(0.1)	(0.3)	134.4
	400.9	4.5	(0.7)	397.1
Germany gross profits	0.6	—	—	0.6
Total gross profits (losses)	$401.5	$4.5	$(0.7)	$397.7

Nine Months Ended September 30, 2012	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$1,204.6	$2.2	$5.1	$1,197.3
Cemetery revenue	572.0	—	0.3	571.7
	1,776.6	2.2	5.4	1,769.0
Germany revenue	4.5	—	—	4.5
Total revenue	$1,781.1	$2.2	$5.4	$1,773.5
North America Gross Profits
Funeral gross profits (losses)	$257.3	$—	$(0.8)	$258.1
Cemetery gross profits (losses)	119.3	—	(0.1)	119.4
	376.6	—	(0.9)	377.5
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$377.0	$—	$(0.9)	$377.9

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2013 and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,277.4	$1,209.1
Less: Funeral consolidated recognized preneed revenue	56.5	42.2
Less: Consolidated GA revenue	79.3	71.7
Less: Other revenue	12.7	9.6
Adjusted consolidated funeral revenue	$1,128.9	$1,085.6
Consolidated funeral services performed	216,434	211,012
Consolidated average revenue per funeral service	$5,216	$5,145
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2013 and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,248.6	$1,201.8
Less: Funeral comparable recognized preneed revenue	51.2	41.3
Less: Comparable GA revenue	78.6	71.6
Less: Other revenue	12.3	9.7
Adjusted comparable funeral revenue	$1,106.5	$1,079.2
Comparable funeral services performed	210,226	209,405
Comparable average revenue per funeral service	$5,263	$5,154
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $1,277.4 million in the nine months ended September 30, 2013 compared to $1,209.1 million for the same period in 2012. This increase is primarily attributable to the $24.9 million of additional revenues as the result of acquisitions in 2013 and 2012 and a $46.8 million increase in comparable revenues described below. These increases were partially offset by a decline of $3.4 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable revenues from funeral operations were $1,248.6 million in the first nine months of 2013 compared to $1,201.8 million for the same period in 2012. This increase was primarily due to the 2.1% increase in average revenue per funeral service described below and the 0.4% increase in the number of comparable funeral services performed described below, as well as increased recognized preneed revenues for items that are delivered at the time of sale, and higher General Agency revenues. Neptune Society contributed $13.3 million or 23.4% to the revenue growth previously mentioned.

Funeral Services Performed
Our consolidated funeral services performed increased 2.6% during the nine months ended September 30, 2013 compared to the same period in 2012, primarily as the result of acquisitions in 2013 and 2012 and a 0.4% increase in comparable funeral services performed. We believe this increase was somewhat impacted by extreme weather throughout North America in the first half of the year, and we believe is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 49.7% in the nine months ended September 30, 2013 increased from 48.4% in 2012. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $71, or 1.4%, in the nine months ended September 30, 2013 compared to the same period in 2012, primarily as a result of the increase in comparable average revenue per funeral service described below partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $109, or 2.1%, in the nine months ended September 30, 2013 compared to the same period in 2012. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.6% despite an increase in cremation rates. The addition of Neptune Society fulfilled contracts to our comparable results (which include only the cremation service component in our comparable analysis) has accelerated our cremation mix change and put slight downward pressure on our total average revenue per service.
Funeral Gross Profits
Consolidated funeral gross profits increased $9.8 million, or 3.8%, in the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily attributable to a $4.8 million increase in comparable gross profits described below, $4.6 million of additional gross profits related to acquisitions that occurred in 2013 and 2012, and a $0.4 million increase in losses by non-strategic assets that were divested throughout 2013 and 2012.
Comparable funeral gross profits increased $4.8 million, or 1.9%, and the comparable gross margin percentage decreased from 21.5% to 21.1% in the nine months ended September 30, 2013 when compared to the same period in 2012 primarily as a result of the increase in comparable revenue, including Neptune Society's revenue, described above, partially offset by the following:

•	a $14.2 million increase in selling compensation mostly driven by higher preneed funeral production;

•	an $8.4 million increase in overhead expenses including investments in our sales support infrastructure;

•	a $6.5 million increase in funeral expenses related to catering, reception, and event offerings;

•	a $3.6 million increase in salary expense driven by the increase in funeral services performed described above;

•	a $1.7 million unfavorable impact related to an adjustment in self-insurance casualty reserves; and

•	a $1.3 million increase in health insurance expenses.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $38.4 million, or 6.7%, in the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of the increase in comparable revenues described below. The increase was partially offset by a decline of $0.4 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable cemetery revenues increased $38.8 million, or 6.8%, primarily as a result of strong cemetery preneed property production for which construction was completed and we received at least 10% of the sales price from the customer during the nine months ended September 30, 2013, higher atneed and preneed merchandise and service revenues and increased trust fund income .
Cemetery Gross Profits
Consolidated cemetery gross profits increased $14.7 million, or 12.3%, in the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily the result of the increase in comparable gross profits described below.

Comparable cemetery gross profits increased $15.0 million, or 12.6%, and gross margin percentage increased from 20.9% to 22.0% in the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily the result of higher revenues mentioned above, partially offset by the following:

•	a $15.5 million increase in comparable selling costs impacted by higher preneed cemetery production;

•	a $4.5 million increase in overhead expenses including investments in our sales support infrastructure; and

•	a $2.0 million increase in property and merchandise expenses driven by higher revenues.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $13.9 million to $95.8 million during the nine months ended September 30, 2013 compared to $81.9 million for the same period in 2012. The increase is primarily due to $10.1 million of costs related to the pending acquisition of Stewart Enterprises and $4.9 million of other system integration costs in 2013 partially offset by $4.5 million of costs related to the implementation of a new purchase order system and the transition to the new outsource providers for certain accounting and administrative functions in 2012.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $5.5 million net pre-tax loss on divestitures and impairment charges in the nine months ended September 30, 2013, which is associated with the divestiture of non-strategic funeral and cemetery locations in North America, along with losses on the final settlement of an indemnification liability related to our former operations in Spain. In the nine months ended September 30, 2012, we recognized a $0.9 million net pre-tax gain on divestitures and impairment charges due to gains on indemnification reserves.
Other Income (Expense), Net
Other income (expense), net decreased $5.0 million to expense of $1.0 million during the nine months ended September 30, 2013, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the first nine months of 2012.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 38.5% and 35.8% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the nine months ended September 30, 2013 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 215.9 million during the nine months ended September 30, 2013, compared to 220.3 million in the same period of 2012. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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
Cost and market values as of September 30, 2013 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of September 30, 2013 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2013, we issued 1,069 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2013 and 2012.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 24, 2013		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2013 and 2012.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.