Form 10-K
period 2013-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2014-02-14
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $3,696,245,685 based upon a closing market price of $18.03 on June 28, 2013 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 12, 2014 was 212,382,816 (net of treasury shares).
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
Funeral Recognized Preneed Revenue — Funeral merchandise and products sold on preneed contract and delivered before a death has occurred, including funeral merchandise and travel protection insurance, which primarily represents sales by the Neptune Society.
Funeral Service Performed — The number of funeral services provided after the date of death, sometimes referred to as funeral volume.
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
Marker — A method of identifying a deceased person in a particular burial space, crypt, or niche. Permanent burial markers are usually made of bronze or stone.
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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At December 31, 2013, we operated 1,644 funeral service locations and 514 cemeteries (including 283 funeral service/cemetery combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
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
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested our international businesses and many North American funeral homes and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (See www.dignitymemorial.com). Information contained on our website is not part of this report.
In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization. During the twelve months ended December 31, 2013, we acquired an additional 20% of the outstanding shares of Neptune increasing our ownership from 70% to 90%.
In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the second largest operator of funeral homes and cemeteries in North America. This transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies.
Funeral and Cemetery Operations
Worldwide, we have 1,656 funeral service locations and 514 cemeteries (including 283 funeral service/cemetery combination locations) covering 43 states, eight Canadian provinces, the District of Columbia, Puerto Rico, and Germany. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
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

We also sell preneed funeral and cemetery products and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and preneed cemetery contracts was $8.9 billion and $7.4 billion at December 31, 2013 and 2012, respectively.
Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery products and services at a single location. We have the largest number of combination locations in North America. Fifty-five percent of our cemeteries are part of a combination location. Our combination operations include Rose Hills, the largest combination operation in the United States, performing over 4,500 funeral services and 8,000 cemetery interments per year.
In 2013 our operations in the United States and Canada were organized into 30 major markets, 47 metro markets, and 64 main street markets. Each market is led by a market manager or director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between the field and corporate offices, and serve as liaisons for the implementation of policies and procedures.
The following table at December 31, 2013 provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Homes	Number of Cemeteries	Total
United States
Alabama	38	14	52
Arizona	34	11	45
Arkansas	13	3	16
California	183	37	220
Colorado	25	11	36
Connecticut	19	—	19
District of Columbia	1	—	1
Florida	151	72	223
Georgia	37	24	61
Hawaii	2	2	4
Idaho	6	1	7
Illinois	49	24	73
Indiana	41	9	50
Iowa	4	2	6
Kansas	11	6	17
Kentucky	15	5	20
Louisiana	30	10	40
Maine	11	—	11
Maryland	19	16	35
Massachusetts	26	—	26
Michigan	38	—	38
Minnesota	12	2	14
Mississippi	21	4	25
Missouri	29	11	40
Nebraska	4	2	6
Nevada	14	6	20
New Hampshire	6	—	6
New Jersey	21	—	21
New York	86	—	86
North Carolina	59	20	79
Ohio	43	13	56

Oklahoma	14	7	21
Oregon	17	4	21
Pennsylvania	24	20	44
Puerto Rico	13	8	21
Rhode Island	4	—	4
South Carolina	13	11	24
Tennessee	43	21	64
Texas	171	68	239
Utah	4	3	7
Vermont	4	—	4
Virginia	41	26	67
Washington	47	16	63
West Virginia	14	12	26
Wisconsin	16	3	19
Canada
Alberta	9	—	9
British Columbia	37	7	44
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	11	—	11
Ontario	46	—	46
Quebec	44	—	44
Saskatchewan	15	—	15
Germany	12	—	12
Total (1)	1,656	514	2,170
(1) Includes businesses held for sale at December 31, 2013.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2013, we owned approximately 86% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2013, our 514 cemeteries contained a total of approximately 36,500 acres, of which approximately 61% was developed.

A map of our locations in North America is presented below:

37 7
9
15
4 3
46
44
5
47 16
11
11
12 2
4
6
17 4
16
3
86
26
6 1
38
4
4 2
4 2
24 20
19
14 6
4 3
4 2
49
41
43 13
21
25 11
24
9
12
1
11 6
29 11
14
41 26
5
15
19 16
183 37
59 20
21
43
34 11
14 7
13
13 11
2 2
38
21
37
3
24
4
14
30
10
171 68
151
72
13 8
Funeral Homes
Cemeteries

Competition
Although there are several public companies that own funeral homes and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 16% based on estimated total industry revenues. The position of a single funeral home or cemetery in any community is a function of the name, reputation, and location of that funeral home or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.
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
Strategies for Growth

We believe we are well-positioned for long-term profitable growth. We are the largest company in the North American deathcare industry with unparalleled scale on both a national and local basis and are poised to benefit from the aging of America. We have demonstrated that we can generate significant and consistent cash flow, even in difficult economic times. This, coupled with our financial position and strong liquidity, allows us to deploy our available free cash flow to enhance the value of the company. Our free cash flow deployment focus is centered on strategic acquisitions, share repurchases, dividends, and opportunistic debt repurchases when we believe we can reduce liquidity risk and enhance our near-term maturity profile.

Acquisition of Stewart Enterprises. 2014 will be a year of meaningful growth for the company as a result of the acquisition of Stewart in December 2013. The addition of Stewart expands and complements our existing footprint in the highly fragmented funeral and cemetery industry in North America. We expect to generate approximately $60 million in annual cost savings from the combined companies. These synergies are generally expected to comprise reduced back-office systems and infrastructure costs, elimination of duplicate public company and management structure costs, and improved purchasing power. We expect to realize half, or $30 million, of these synergies in 2014 with the remaining half to be achieved in 2015.

Growing our Preneed Backlog. We believe our size and scale gives us a significant advantage in preneed selling strategies and that growth in preneed sales will ultimately lead to market share growth over the long term. In 2013, our comparable cemetery preneed sales increased 8.0% over the previous year and comparable preneed funeral sales increased 11.1%. Our aggregate funeral and cemetery preneed sales production in 2013 exceeded $1.3 billion. From this base we expect continued growth with the addition of Stewart in 2014. We recognize this level of activity is unmatched in our industry and gives us a tremendous competitive advantage. Our backlog of preneed funeral and cemetery revenues at the end of 2013 was approximately $9 billion which bodes well for future earnings and cash flow.

According to the United States Census Bureau, currently, the number of Americans that are 60 and older are approximately 61 million and this number is expected to grow to more than 77 million by 2020, resulting in a growing number of people that will be interested in preneed options. In 2009, we began to invest in developing the key infrastructure to deliver superior sales production growth in anticipation of the baby boomers entering the “stage in life” of early 60’s to early 70’s where they are most likely to consider pre-arrangement traditionally. Our success from 2010 thru 2012 was almost exclusively generated through enhanced sales force productivity as the size of our sales team remained relatively flat. More recently in 2013 and looking forward to 2014, we are investing in recruiters, trainers, and sales managers to support our effort to sell through an expanded sale force. During 2013 we added over 250 (or 7%) to our sales counselor team to 3,850.

Staying Relevant to our Consumers. In a world of change, we are focused on staying relevant to our consumers. We have streamlined and improved our interaction with consumers through the use of technology and through enhanced packaged offerings. We continue to develop new products and services including event and reception services, floral offerings, an enhanced cemetery merchandise program, and other contemporary products and services.

With an increasing preference for cremation in North America, we are also focused on product and service offerings that appeal specifically to cremation customers. In addition, we continue to expand our direct cremation brand of businesses we refer to collectively as SCI Direct which now operates in 19 states.

Leveraging our Scale. Our size and broad geographic network of businesses give us a significant advantage in this industry. We continue to drive operating discipline and leverage our scale through the standardization of processes and the use of key performance metrics for staffing and other operational and administrative activities. We continually examine our purchasing spend to look for ways to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. Our recent investment in updating our purchasing system is streamlining the handling, approval, and payment of vendor invoices as well as providing greater visibility into company expenditures. Additionally, many of our accounting and administrative functions are outsourced to third party providers providing for greater efficiency.

Managing and Growing the Footprint. We are managing our network of business locations by positioning each business location to support the preferences of its local customer base, while monitoring each market for changing demographics and competitive dynamics. We expect to continue to pursue selective business expansion through construction or targeted acquisitions of cemeteries and funeral homes with a focus on the highest return customer categories or where we can leverage scale. We believe our unparalleled business footprint and geographic diversity uniquely positions us to benefit from the aging consumer.
Employees
At December 31, 2013, we employed 16,476 (16,440 in North America) individuals on a full-time basis and 9,243 (9,238 in North America) individuals on a part-time basis. Of the full-time employees, 15,573 were employed in the funeral and cemetery operations and 903 were employed in corporate or other overhead activities and services. All eligible employees in the United States who so elect are covered by our group health and life insurance plans. Employees covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in the our health insurance plan. At December 31, 2013 and 2012, there were 9,706 and 7,284 employees who had elected to participate in our group health insurance plans. Eligible employees in the United States are covered by retirement plans of SCI or various subsidiaries, while international employees are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 3.0% of our employees in North America are represented by unions. Although labor disputes occur from time to time, relations with employees are generally considered favorable.

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
Other
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 120,000 square feet of office space and 185,000 square feet of parking space. We own and utilize an additional building located in Houston, Texas for corporate activities containing a total of approximately 38,000 square feet of office space. We also lease approximately 29,000 square feet of office space in Houston, Texas, which we utilize for corporate activities. As a result of the acquisition of Stewart we own a building in Jefferson, Louisiana with approximately 98,200 square feet of office space that we intend to use in part for corporate activities.
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

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2013	2012	2011
Preneed funeral merchandise and service trust funds	16.6%	12.4%	0.7%
Preneed cemetery merchandise and service trust funds	19.3%	13.4%	0.7%
Perpetual care trust funds	7.6%	10.5%	5.2%
Generally, earnings or gains and losses on our trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash, when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2014 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2013, no such charge was required. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2013, we had unrealized losses of $19.7 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $192.4 million into state-mandated trust accounts as of December 31, 2013. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 19.8% of the total sale from the third-party insurance company. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.
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
If we are not able to respond effectively to changing consumer preferences, our market share, revenues, and profitability could decrease.
Future market share, revenues, and profits will depend in part on our ability to anticipate, identify, and respond to changing consumer preferences. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our North American operations during 2013, 50.2% of the comparable funeral services we performed were cremation cases compared to 48.8% and 44.3% performed in 2012 and 2011, respectively. The addition of Neptune Society fulfilled contracts to our comparable results has accelerated our cremation mix change. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Violations of applicable laws could result in fines or sanctions against us.

Businesses in general are subject to the impact of major legislation, including the Patient Protection and Affordable Care Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many provisions of these complex laws could impact our business, and many of the provisions require implementation through regulations that have not yet been promulgated. Although we do not know the ultimate impact of these laws, we expect such laws will increase our costs and the potential risks of failure to comply.
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
We may not be successful in maintaining our margins and may incur additional costs. On March 23, 2010, the Patient Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2015, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Cemetery burial practice claims could have a material adverse impact on our financial results.
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (1) burial practices of a different era that are judged today in hindsight as being outdated, and (2) alleged violations of our practices and procedures by one or more of our associates. For example, the Sands case described elsewhere in this Annual Report on Form 10-K alleges improper burial practices dating from February 1985 to September 2009. In addition, since we acquired most of our cemeteries, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
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

In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $321.2 million as of December 31, 2013, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. In addition, our on-line operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. We maintain substantial security measures to protect, and to prevent unauthorized access to, such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. A breach of our security measures could adversely affect our reputation with our customers and their loved ones, associates, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
We may fail to realize the anticipated benefits of the acquisition of Stewart.
The success of the acquisition of Stewart will depend, in part, on our ability to realize the anticipated cost savings from reduced back-office and infrastructure expenses, elimination of duplicative public company and management structure costs, and improved purchasing power through greater scale. However, to realize the anticipated benefits from the acquisition, we must successfully combine the businesses of SCI and Stewart in a manner that permits those costs savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. It is possible that the integration process could result in the loss of valuable employees, the disruption of each company's ongoing businesses, or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations.
The acquisition of Stewart may result in unexpected consequences to our business and results of operations.
Although Stewart's businesses are generally subject to risks similar to those to which we are subject to in our existing operations, we may not have discovered all risks applicable to Stewart's businesses during the due diligence process. Some of these risks could produce unexpected and unwanted consequences for us. Undiscovered risks may result in us incurring financial liabilities, which could be material and have a negative impact on our business operations.
Our level of indebtedness following the completion of the acquisition of Stewart could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness which was increased substantially to complete the acquisition of Stewart Enterprises. Our substantial indebtedness could have important consequences, including the following:
•it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate or other purposes;

•a portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions, and general corporate or other purposes;
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
Any of the above listed factors could materially affect our business, cash flows, financial condition, and results of operations.
In addition to our high level of indebtedness, we also have significant rental and other obligations under our operating and capital leases for funeral service locations, cemetery operating and maintenance equipment, and transportation equipment. These obligations could further increase the risks described above.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 14, 2014, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
R. L. Waltrip	83	Chairman of the Board	1962
Thomas L. Ryan	48	President and Chief Executive Officer	1999
Michael R. Webb	55	Executive Vice President and Chief Operating Officer	1998
Eric D. Tanzberger	45	Senior Vice President Chief Financial Officer and Treasurer	2000
Stephen M. Mack	62	Senior Vice President Operations	1998
Elisabeth G. Nash	52	Senior Vice President Operations Services	2004
Gregory T. Sangalis	58	Senior Vice President General Counsel and Secretary	2007
Philip C. Jacobs	59	Senior Vice President and Chief Marketing Officer	2007
Kenneth G. Myers, Jr.	56	Senior Vice President Operations	2014
Steven A. Tidwell	52	Senior Vice President Sales and Merchandising	2010
Sumner J. Waring, III	45	Senior Vice President Operations	2002
John H. Faulk	38	Vice President Business Development	2010
Joseph A. Hayes	57	Vice President Ethics and Business Conduct and Assistant General Counsel	2007
Gerry D. Heard	49	Vice President Sales	2012
Albert R. Lohse	53	Vice President Litigation and Risk Management	2004
John Del Mixon, II	50	Vice President Information Technology	2010
Tammy R. Moore	46	Vice President and Corporate Controller	2010
Mr. Waltrip is the founder and Chairman of the Board of SCI. He has provided invaluable leadership to the Company for over 50 years. A licensed funeral director, Mr. Waltrip grew up in his family’s funeral business and assumed management of the firm in the 1950s. He began buying additional funeral homes in the 1960’s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. Mr. Waltrip took the Company public in 1969. At the end of 2013, the network he began had grown to include more than 2,100 funeral service locations and cemeteries. Mr. Waltrip holds a Bachelor’s degree in business administration from the University of Houston.
Mr. Ryan was elected Chief Executive Officer of the Company in February 2005 and has served as President of SCI since July 2002. From 2002 to 2005, Mr. Ryan was Chief Operating Officer of SCI, and from 2000 to 2002 he was Chief Executive Officer of SCI European operations. From the time Mr. Ryan joined the Company in 1996, he served in a variety of financial management roles. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a Bachelor’s degree in Business Administration from the University of Texas at Austin. Mr. Ryan serves as Chairman of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership, Greater Houston Community Foundation Governing Board, and the University of Texas McCombs Business School Advisory Council. Other Directorships include Texas Industries, Inc., Weingarten Realty Investors, and Chesapeake Energy Corporation.
Mr. Webb was elected Chief Operating Officer of Service Corporation International in February 2005 and has served as Executive Vice President of SCI since July 2002. He joined the Company in 1991 when it acquired Arlington Corporation, a regional funeral and cemetery consolidator, where he was then Chief Financial Officer. Prior to joining Arlington Corporation, Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group, Inc. In 1993, Mr. Webb joined our corporate development group, which he later led on a global basis before accepting operational responsibility for our Australian and Hispanic businesses. He is a graduate of the University of Georgia, where he earned a Bachelor of Business Administration degree.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006, and was named Treasurer in July 2007. He joined the Company in August 1996 and held various financial management positions prior to being promoted to Corporate Controller in August 2002. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company, from January through August 1996. Prior thereto, he was a Certified Public Accountant with Coopers & Lybrand L.L.P. for more than five years. Mr. Tanzberger holds a

Bachelor in Business Administration from the University of Notre Dame. He serves on the Board of Directors of New Orleans Medical Mission Services.
Mr. Mack joined the Company in 1973 as a resident director after graduating from Farmingdale State University of New York. He became Vice President of the Eastern Region in 1986, and in February 1998 Mr. Mack was appointed Vice President North American Funeral Operations. Mr. Mack was promoted to Senior Vice President Eastern Operations in August 2002, Senior Vice President Middle Market Operations in May 2004, and assumed the office of Senior Vice President Operations, his current position, in February 2014.
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
Mr. Sangalis joined the Company in 2007 as Senior Vice President General Counsel and Secretary. In 2012, his responsibilities were expanded to include the human resources department. Mr. Sangalis previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a Bachelor’s degree in Finance from Indiana University and a Master of Business Administration from the University of Minnesota. He earned his Juris Doctorate from the University of Minnesota Law School where he graduated Cum Laude.
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

Mr. Myers joined the Company in December 2013 when it acquired Stewart Enterprises, Inc., and he was appointed Senior Vice President Operations of the Company in February 2014. Prior to joining the Company, Mr. Myers served Stewart Enterprises in a variety of senior executive positions from February 2006 through December 2013, most recently as Executive Vice President of Operations and Sales.  Prior to that he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels and as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration, and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation. Mr. Myers holds a Bachelor's degree in Accounting from Nicholls State University.
Mr. Tidwell joined SCI as Vice President Main Street Market Operations in March 2010 and was promoted to Senior Vice President Sales and Marketing in August 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May of 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone’s Senior Leadership Team to develop and implement organic growth strategies, as well as external growth and acquisition strategies. He began his career as a licensed Funeral Director and Embalmer in Nashville, Tennessee and has been actively involved in the funeral home and cemetery profession for three decades. He holds an Associate of Arts degree from John A. Gupton College and has attended executive management and leadership programs at the Harvard Business School, the Owen School of Business at Vanderbilt University, and the Center for Creative Leadership.
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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2013, there were 5,287 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2013, we had 212,316,642 shares outstanding, net of 10,000 treasury shares.
In 2013, four dividends totaling $57.2 million were paid. During 2012, we paid five quarterly cash dividends totaling $60.3 million. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2013		2012
	High	Low	High	Low
First quarter	$16.73	$14.17	$11.42	$10.55
Second quarter	$18.44	$15.50	$12.37	$10.59
Third quarter	$19.23	$17.91	$13.99	$12.33
Fourth quarter	$19.24	$17.17	$14.54	$13.38
Options in our common stock are primarily traded on the Philadelphia Stock Exchange and the Chicago Board Options Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph.  This graph assumes the total return on $100 invested on December 31, 2008, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group is comprised of Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Rock of Ages Corporation was included in the Peer Group until January 19, 2011 when it was acquired by Swenson Granite, LLC. Stewart Enterprises, Inc. was included in the Peer Group until December 23, 2013 when it was acquired by us. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending

TOTAL SHAREHOLDER RETURNS
Dollars
450
400
350
300
250
200
150
100
50
0
Dec08
Dec09
Dec10
Dec11
Dec12
Dec13
SCI
S&P 500 Index
Peer Group Index

For equity compensation plan information, see Part III of this Form 10-K.
On December 31, 2013, we issued 1,111 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $1.5 billion of common stock at an average cost per share of $9.65. During the fiscal year ended December 31, 2013, there were no shares repurchased under our stock repurchase program. In November 2012, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $155 million to repurchase our common stock, bringing total authorization up to $200 million. The remaining dollar value of shares to be purchased under the share repurchase program was $190.1 million at December 31, 2013. As discussed in Item 1A, our credit agreement contains covenants that restrict our ability to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
December 1, 2013 — December 31, 2013(1)	157,577	$18.06	—	190,132,279
(1)    The 157,577 shares purchased in December 2013 that were not part of the publicly announced programs represent shares acquired through the exercise of stock options by attestation, which do not affect our share repurchase program.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2009 through December 31, 2013.
Selected Consolidated Financial Information

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenues	$2,556.4	$2,410.5	$2,316.0	$2,190.6	$2,053.5
Net income	$149.1	$154.1	$146.2	$127.0	$123.1
Net income attributable to noncontrolling interests	$(5.3)	$(1.6)	$(1.3)	$(0.6)	$—
Net income attributable to common stockholders	$143.8	$152.5	$144.9	$126.4	$123.1
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$.70	$.71	$.62	$.51	$.49
Diluted	$.69	$.70	$.62	$.50	$.49
Net income attributable to common stockholders
Basic	$.68	$.71	$.62	$.51	$.49
Diluted	$.67	$.70	$.61	$.50	$.49
Cash dividends declared per share	$.27	$.23	$.20	$.16	$.16
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$12,906.1	$9,683.6	$9,327.8	$9,190.5	$8,890.9
Long-term debt (less current maturities), including capital leases	$3,155.5	$1,916.6	$1,861.1	$1,832.4	$1,840.5
Equity	$1,424.4	$1,362.8	$1,412.2	$1,479.9	$1,482.8
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$384.7	$369.2	$388.1	$354.4	$372.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2013, we operated 1,644 funeral service locations and 514 cemeteries (including 283 combination locations) in North America, which are geographically diversified across 43 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $8.9 billion backlog of future revenues from both trust and insurance-funded sales at December 31, 2013, which is the result of preneed funeral and cemetery sales. Preneed arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $384.7 million in 2013. In addition, as of December 31, 2013, we have $418.9 million in excess borrowing capacity under our bank credit facility. As of December 31, 2013, we have $146.4 million in current maturities of long-term debt, which primarily consists of 3.125% Senior Convertible Notes due July 2014, including related unamortized premiums, that we assumed as part of the acquisition of Stewart Enterprises, Inc. (Stewart). As of February 10, 2014, we have funded from our revolver an additional $110.0 million to partially fund $167.0 million in debt extinguishments of principal and premiums for our 3.125% Senior Convertible Notes due 2014 and our 3.375% Senior Convertible Notes due 2016 in the amounts of $107.9 million and $59.1 million, respectively. Due to these subsequent transactions, our borrowing capacity under our bank credit facility is $308.9 million at February 10, 2014. We did not incur any gains or losses as a result of these transactions.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2013, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2013 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	4.05
Interest coverage ratio	3.00 (Min)	6.21

We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $144.9 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. In July 2013, as part of establishing financing for the acquisition of Stewart Enterprises, Inc (Stewart), we issued $425 million in 5.375% Senior Notes due January 2022 and entered into a new $1.1 billion credit agreement due July 2018 with a syndicate of banks. The net proceeds of the $425 million 5.375% Senior Notes due January 2022 were held in escrow and released on December 23, 2013 in connection with the close of the Stewart acquisition. The credit agreement consists of a $500 million bank credit facility and a term loan of up to $600 million. The term loan was fully drawn and used to fund the Stewart acquisition. We used $30.0 million of cash advances against the bank credit facility to help partially fund the Stewart acquisition in December, however the bank credit facility will primarily exist to provide the company with flexibility for general corporate purposes and to give us access to capital markets to refinance our long-term debt if, and when, we choose to do so.
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
On December 23, 2013, we acquired all of the outstanding shares of Stewart, the second largest operator of funeral homes and cemeteries in North America. This transaction provides us with an opportunity for growth consistent with our capital deployment strategy and will allow us the ability to serve a number of new, complementary areas, while enabling us to capitalize on what we believe will produce significant synergies and operating efficiencies.
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
Operating Activities
Net cash provided by operating activities increased $15.5 million to $384.7 million in 2013 from $369.2 million in 2012. This increase was driven by:

•	a $132.9 million increase in cash receipts from customers primarily due to preneed cash receipts from higher preneed sales;

•	a $47.4 million increase in net trust fund withdrawals; and

•	a $9.3 million increase in General Agency (GA) receipts due to an increase in preneed insurance production; partially offset by

•	an $85.3 million increase in vendor payments;

•	a $47.7 million increase in payroll; and

•	a $40.8 million increase in acquisition costs primarily related to the Stewart acquisition.
Net cash provided by operating activities decreased $18.9 million to $369.2 million in 2012 from $388.1 million in 2011. This decrease was driven by:

•	a $35.7 million increase in vendor payments resulting primarily from improved visibility into company expenditures as a result of our newly installed purchase order system;

•	a $21.6 million increase in payroll;

•	a $13.3 million decrease in net trust fund withdrawals; and

•	a $17.0 million increase in cash tax payments; partially offset by

•	a $58.9 million increase in cash receipts from customers resulting from increased revenues primarily from acquisitions and improved collection rates at existing locations; and

•	an $8.8 million increase in General Agency (GA) receipts due in part to acquisitions.
Investing Activities
Cash flows from investing activities used $1,156.8 million in 2013 compared to using $175.0 million in 2012. This increase was primarily attributable to a $991.7 million increase in cash spent for acquisitions, net of cash acquired (primarily the Stewart acquisition in 2013).
Cash flows from investing activities used $175.0 million in 2012 compared to using $190.3 million in 2011. This decrease was primarily attributable to:

•	a $34.1 million decrease in cash spent for acquisitions (primarily the Neptune acquisition in 2011); and

•	a $2.7 million decrease in capital expenditures; partially offset by

•	a $7.0 million decrease in withdrawals of restricted funds; and

•	a $14.6 million decrease in cash receipts from divestitures.
Financing Activities
Financing activities provided $825.1 million in 2013 compared to using $231.5 million in 2012. This increase was primarily driven by:

•	a $795.9 million increase in proceeds from the issuance of long-term debt (net of debt issuance costs);

•	a $185.1 million decrease in repurchases of Company common stock;

•	a $111.4 million decrease in debt payments; and

•	a $3.1 million decrease in dividend payments; partially offset by

•	a $20.3 million increase in purchases of non-controlling interests;

•	a $12.1 million decrease in proceeds from exercise of stock options; and

•	a $5.9 million decrease in bank overdrafts and other.

Financing activities used $231.5 million in 2012 compared to using $238.7 million in 2011. This decrease was primarily driven by:

•	a $138.0 million increase in proceeds from the issuance of long-term debt (net of debt issuance costs);

•	a $10.5 million decrease in repurchases of Company common stock;

•	a $10.2 million increase in proceeds from exercise of stock options; and

•	a $7.0 million increase in bank overdrafts and other; partially offset by

•	a $137.3 million increase in debt payments;

•	a $15.5 million increase in dividend payments;

•	a $3.0 million increase in purchases of non-controlling interest; and

•	a $2.7 million increase in capital lease payments.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2013.

	Payments Due by Period
Contractual Obligations	2014	2015-2016	2017-2018	Thereafter	Total
		(Dollars in millions)
Debt maturities(1)	$123.7	$441.1	$1,251.0	$1,444.0	$3,259.8
Premium (discount) maturities(2)	22.6	16.5	3.3	(0.3)	42.1
Interest obligation on long-term debt(3)	164.9	299.9	239.9	255.4	960.1
Operating lease agreements(4)	15.1	24.5	17.4	65.3	122.3
Employment and management, consulting, and non-competition agreements(5)	9.0	11.0	8.0	7.7	35.7
Pension obligation(6)	4.3	7.8	6.8	13.4	32.3
Total contractual obligations	$339.6	$800.8	$1,526.4	$1,785.5	$4,452.3
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

(2)	Subsequent to year-end, we paid off $35.8 million of the premiums through the extinguishment of our 3.125% Senior Convertible Notes due 2014 and 3.375% Senior Convertible Notes due 2016.

(3)
Approximately 76% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

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

(4)
We have entered into employment and management, consulting, and non-competition agreements that require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to these agreements.

(5)	See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of our pension plans.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2013.

	Expiration by Period
Commercial and Contingent Obligations	2014	2015-2016	2017-2018	Thereafter	Total
		(Dollars in millions)
Surety obligations(1)	$192.4	$—	$—	$—	$192.4
Long-term obligations related to uncertain tax positions(2)	0.2	85.0	1.8	94.5	181.5
Letters of credit(3)	32.9	—	—	—	32.9
Pledged line of credit commitment(4)	18.8	—	—	—	18.8
Total commercial and contingent obligations	$244.3	$85.0	$1.8	$94.5	$425.6
_________________________________

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
In accordance with the Income Tax Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), we have recorded a liability for unrecognized tax benefits and related interest and penalties of $181.5 million as of December 31, 2013. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2013, the $32.3 million of our letters of credit were supported by our Bank credit facility, which expires in July 2018, and $0.6 million of our letters of credit are outside of our credit facility.

(4)
With the acquisition of Stewart, the Florida Board of Funeral, Cemetery, and Consumer Services required us to maintain availability under our line of credit for surety bonds Stewart posted in Florida in lieu of trusting. This requirement expires on March 23, 2014. This $18.8 million is also included in Surety Obligations above.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2013, we had unrealized losses of $19.7 million in the various trusts within these states.

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

	December 31, 2013	December 31, 2012
	(Dollars in millions)
Preneed funeral	$120.3	$110.1
Preneed cemetery:
Merchandise and services	131.3	114.6
Pre-construction	2.9	7.2
Bonds supporting preneed funeral and cemetery obligations	254.5	231.9
Bonds supporting preneed business permits	2.8	2.9
Other bonds	17.9	17.2
Total surety bonds outstanding	$275.2	$252.0
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $254.5 million in bonds supporting preneed funeral and cemetery obligations differs from the $192.4 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2013, 2012, and 2011, we had $18.5 million, $18.4 million, and $18.9 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Trust-Funded Preneed Funeral and Cemetery Contracts:  The funds collected from customers are deposited into trust and primarily invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.
Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery services and merchandise in the future for the prices that were guaranteed at the time of sale. Our preneed funeral and cemetery trust assets are consolidated and recorded in our consolidated balance sheet at fair market value. Investment earnings on trust assets are generally accumulated in the trust and distributed as the revenue associated with the preneed funeral or cemetery contract is recognized or canceled by the customer. In certain states and provinces, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date.
If a preneed funeral or cemetery contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2013. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent

Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $133.5 million and $131.3 million as of December 31, 2013 and 2012, respectively.
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

The tables below detail our North America results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2013 and 2012.

	North America
	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$180.3	$143.0
Sales production (number of contracts)	65,982	56,997
Maturities	$189.3	$188.7
Maturities (number of contracts)	53,562	53,360
Cemetery:
Sales production:
Preneed	$559.6	$504.8
Atneed	241.0	236.5
Total sales production	$800.6	$741.3
Sales production deferred to backlog:
Preneed	$215.7	$206.1
Atneed	180.6	176.3
Total sales production deferred to backlog	$396.3	$382.4
Revenue recognized from backlog:
Preneed	$184.3	$171.2
Atneed	178.7	176.3
Total revenue recognized from backlog	$363.0	$347.5

Insurance-Funded Preneed Funeral Contracts:  Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 76% and 78% of our North America preneed funeral production relates to insurance-funded preneed funeral contracts in 2013 and 2012, respectively.
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

The table below details the North America results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2013 and 2012, and the number of contracts associated with those transactions.

	North America
	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production(1)	$570.1	$515.8
Sales production (number of contracts)(1)	98,146	87,866
General agency revenue	$106.5	$94.0
Maturities	$332.9	$316.6
Maturities (number of contracts)	58,035	55,812
_________________________________

(1)	Amounts are not included in our consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts:  The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2013 and 2012. Additionally, the table reflects our North America backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2013 and 2012. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	December 31, 2013		December 31, 2012
	Market	Cost	Market	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.69	$0.69	$0.53	$0.53
Deferred preneed funeral receipts held in trust	1.67	1.59	1.34	1.32
	$2.36	$2.28	$1.87	$1.85
Allowance for cancellation on trust investments	(0.22)	(0.22)	(0.15)	(0.15)
Backlog of trust-funded preneed funeral revenues	$2.14	$2.06	$1.72	$1.70
Backlog of insurance-funded preneed funeral revenues	4.45	4.45	3.68	3.68
Total backlog of preneed funeral revenues	$6.59	$6.51	$5.40	$5.38

Preneed funeral receivables and trust investments	$1.87	$1.79	$1.54	$1.52
Allowance for cancellation on trust investments	(0.18)	(0.18)	(0.14)	(0.14)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.69	$1.61	$1.40	$1.38
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	4.45	4.45	3.68	3.68
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.14	$6.06	$5.08	$5.06

Deferred preneed cemetery revenues	$0.92	$0.92	$0.86	$0.86
Deferred preneed cemetery receipts held in trust	1.58	1.41	1.29	1.23
	$2.50	$2.33	$2.15	$2.09
Allowance for cancellation on trust investments	(0.19)	(0.19)	(0.15)	(0.15)
Total backlog of deferred cemetery revenues	$2.31	$2.14	$2.00	$1.94

Preneed cemetery receivables and trust investments	$2.29	$2.12	$1.82	$1.76
Allowance for cancellation on trust investments	(0.19)	(0.19)	(0.16)	(0.16)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.10	$1.93	$1.66	$1.60
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

Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment advisor indirectly through SCI's wholly-owned registered investment advisor. These trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets and (2) preserving capital within acceptable levels of volatility and risk. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.
As of the end of the year, 82% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. preferred trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity investments and real estate investment trusts. These investments are typically structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2013, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Investment Performance

The trust fund income recognized over a period of years from these investment assets can be volatile. During the year ended December 31, 2013, the Standard and Poor’s 500 Index increased 32.4% and the Barclay’s Aggregate Index decreased 2.0%, while the combined SCI trust assets increased 14.7%.

SCI, its preferred trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The preferred trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Years Ended December 31, 2013, 2012, and 2011
Management Summary
Key developments in 2013 were as follows:

•
Funeral gross profit increased $3.2 million, or 0.9%, due to higher case volume, higher average revenue per funeral service, higher recognized preneed revenues and higher General Agency revenues, partially offset by higher selling-related expenses related to preneed sales initiatives and inflationary increases in fixed expenses.

•
Cemetery gross profit increased $23.2 million, or 13.2%, due to an increase in preneed property sales production and trust fund income, partially offset by higher selling-related expenses and inflationary increases in fixed expenses.

Results of Operations — Years Ended December 31, 2013, 2012, and 2011
In 2013, we reported consolidated net income attributable to common stockholders of $143.8 million ($0.67 per diluted share) compared to net income attributable to common stockholders in 2012 of $152.5 million ($0.70 per diluted share) and net income attributable to common stockholders in 2011 of $144.9 million ($0.61 per diluted share). These results were impacted by certain significant items that impacted earnings, including:

	2013	2012	2011
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(4,910)	$(1,571)	$(1,774)
Net after-tax gains (losses) from the early extinguishment of debt, net	$296	$(14,366)	$(2,184)
Net after-tax expenses related to system and process transition costs	$(5,331)	$(5,905)	$(1,408)
Net after-tax expenses related to the Stewart acquisition and transition costs	$(33,229)	$—	$—
Net after-tax expenses related to legal defense fees and labor matters	$(7,384)	$—	$—
Change in certain tax reserves and other	$(4,853)	$(620)	$(2,629)
Consolidated Versus Comparable Results — Years Ended December 31, 2013, 2012, and 2011
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2013, 2012, and 2011. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2012 and ending December 31, 2013. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

2013	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,698.5	$42.9	$3.3	$1,652.3
Cemetery revenue	852.0	4.3	—	847.7
	2,550.5	47.2	3.3	2,500.0
Germany revenue	5.9	—	—	5.9
Total revenue	$2,556.4	$47.2	$3.3	$2,505.9
North America Gross Profits
Funeral gross profits (losses)	$350.5	$8.6	$(0.6)	$342.5
Cemetery gross profits (losses)	198.6	—	(0.3)	198.9
	549.1	8.6	(0.9)	541.4
Germany gross profits	0.5	—	—	0.5
Total gross profits (losses)	$549.6	$8.6	$(0.9)	$541.9

2012	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,619.7	$5.4	$7.8	$1,606.5
Cemetery revenue	784.7	—	0.2	784.5
	2,404.4	5.4	8.0	2,391.0
Germany revenue	6.1	—	—	6.1
Total revenue	$2,410.5	$5.4	$8.0	$2,397.1
North America Gross Profits
Funeral gross profits (losses)	$347.4	$0.4	$(2.4)	$349.4
Cemetery gross profits (losses)	175.4	—	(0.3)	175.7
	522.8	0.4	(2.7)	525.1
Germany gross profits	0.4	—	—	0.4
Total gross profits (losses)	$523.2	$0.4	$(2.7)	$525.5

2011	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
North America Revenue
Funeral revenue	$1,566.9	$—	$14.6	$1,552.3
Cemetery revenue	742.5	—	4.8	737.7
	2,309.4	—	19.4	2,290.0
Germany revenue	6.6	—	—	6.6
Total revenue	$2,316.0	$—	$19.4	$2,296.6
North America Gross Profits
Funeral gross profits (losses)	$328.9	$—	$(1.2)	$330.1
Cemetery gross profits (losses)	147.1	—	(0.5)	147.6
	476.0	—	(1.7)	477.7
Germany gross profits	0.5	—	—	0.5
Total gross profits (losses)	$476.5	$—	$(1.7)	$478.2
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2013, 2012, and 2011. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per funeral service because the associated service has not yet been performed.

	2013	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,704.4	$1,625.8	$1,573.5
Less: Consolidated recognized preneed revenue	75.6	55.8	33.8
Less: Consolidated GA revenue	106.5	94.0	86.8
Less: Other revenue	23.9	14.2	10.0
Adjusted Consolidated funeral revenue	$1,498.4	$1,461.8	$1,442.9
Consolidated funeral services performed	286,851	283,516	277,983
Consolidated average revenue per funeral service	$5,224	$5,156	$5,191
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2013, 2012, and 2011. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per funeral services because the associated service has not yet been performed.

	2013	2012	2011
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,658.2	$1,612.6	$1,558.9
Less: Comparable recognized preneed revenue	69.9	54.4	33.6
Less: Comparable GA revenue	105.5	93.9	86.7
Less: Other revenue	16.5	14.2	9.9
Adjusted Comparable funeral revenue	$1,466.3	$1,450.1	$1,428.7
Comparable funeral services performed	278,385	280,622	275,451
Comparable average revenue per funeral service	$5,267	$5,167	$5,187

Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations increased $78.6 million to $1,704.4 million for the year ended December 31, 2013 from $1,625.8 million for the same period in 2012. This increase is primarily attributable to the $45.7 million increase in comparable revenues described below and $37.5 million of additional revenues as the result of acquisitions in 2013 and 2012. These increases were partially offset by a decline of $4.5 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable revenues from funeral operations were $1,658.2 million for the year ended December 31, 2013 compared to $1,612.6 million for the same period in 2012. This increase was primarily due to the 1.9% increase in average revenue per funeral service described below, an increase in recognized preneed revenues of $15.5 million, and a $11.6 million increase in GA revenues that resulted from increased preneed insurance production. These increases were partially offset by the 0.8% decrease in the number of comparable funeral services performed as described below.
Consolidated revenues from funeral operations increased $52.3 million in 2012 compared to the same period in 2011. This increase is primarily due to the increase in comparable revenues described below and $5.4 million of additional revenues as the result of acquisitions in 2012 and 2011, partially offset by a decline of $6.8 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Our comparable funeral revenues increased $53.7 million, or 3.4%, in 2012 compared to the same period in 2011 primarily as a result of higher recognized preneed revenues of $20.7 million mostly from sales from the Neptune Society and a $7.2 million increase in GA revenues that resulted from increased preneed funeral insurance production.
Funeral Services Performed
Our consolidated funeral services performed increased 1.2% during the year ended December 31, 2013 compared to the same period in 2012, primarily as the result of acquisitions in 2013 and 2012, partially offset by a 0.8% decline in comparable funeral services performed noted below. Our comparable funeral services performed decreased 0.8% during the year ended December 31, 2013 compared to the same period in 2012. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2012. Our comparable cremation rate of 50.0% in 2013 increased from 48.5% and 44.3% in 2012 and 2011, respectively. This growth in comparable cremations was generated mostly by cremations with service. While the average revenue for cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $68, or 1.3%, in 2013 compared to 2012, primarily due to the increase in comparable average revenue per funeral service described below. Our comparable average revenue per funeral increased $100, or 1.9%, in 2013 compared to the same period in 2012. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service experienced 1.6% growth despite the increase in cremation rates. The increase is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and events offerings, and expansion of floral offering through e-commerce solutions.
Funeral Gross Profit
Consolidated funeral gross profits increased $3.2 million in 2013 compared to the same period in 2012. This increase is primarily attributable to $8.2 million of additional gross profits related to acquisitions that occurred in 2013 and 2012, partially offset by the decrease in comparable funeral gross profits described below.

Comparable funeral gross profits decreased $6.8 million, or 1.9%, and the comparable gross margin percentage decreased from 21.7% to 20.7% when compared to the same period in 2012 primarily as a result of the increase in comparable revenue described above more than an offset by the following:

•	a $11.6 million increase in general and administrative expenses including employee related costs and other professional fees;

•	a $13.7 million increase in overhead expenses including investments in our sales support infrastructure and expenses related to legal defense fees and labor matters;

•
a $12.6 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below

•	a $5.7 million increase in direct costs of services performed as a result of the increase in funeral revenue described above; and

•	a $3.1 million unfavorable impact related to an adjustment in self-insurance casualty reserves.
Consolidated funeral gross profits increased $18.4 million, or 5.6%, in 2012 as compared to 2011 primarily attributable to $0.4 million of additional profits related to acquisitions that occurred in 2012 and 2011 and the increase in comparable funeral gross profits described below.

•
Gross profit from our comparable funeral locations increased $19.2 million, or 5.8%, in 2012 compared to 2011. This increase is primarily a result of the increase in comparable revenue described above being more than offset by;

•
a $14.5 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes below;

•	an $13.1 million increase in salary expense largely resulting from the Neptune acquisition; and

•	a $7.2 million increase in direct costs of services performed as the result of the increase in funeral revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $67.3 million, or 8.6%, in 2013 compared to 2012 primarily as a result of the increase in comparable revenues described below and $4.3 million in additional revenues generated by acquisitions in 2013 and 2012, partially offset by a decline of $0.2 million in revenues contributed by non-strategic assets that were divested throughout 2013 and 2012. Comparable cemetery revenues increased $63.2 million, or 8.1%, in 2013 when compared with 2012. This increase was primarily driven by a $47.7 million increase in recognized preneed property revenues as a result of 2013 sales initiatives and an $10.7 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2013 compared to 2012.
Consolidated revenues from our cemetery operations increased $42.2 million, or 5.7%, in 2012 compared to 2011 primarily as a result of the increase in comparable revenues described below, partially offset by a decline of $4.6 million in revenues contributed by non-strategic assets that were divested throughout 2012 and 2011. Comparable cemetery revenues increased $46.8 million, or 6.3%, in 2012 when compared with 2011. This increase was primarily driven by a $43.0 million increase in recognized preneed property revenues and a $8.9 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2012 compared to 2011.
Cemetery Gross Profits
Consolidated cemetery gross profit increased $23.2 million, or 13.2%, in 2013 compared to 2012. This increase is the result of the increase in comparable gross profits. Comparable cemetery gross profits increased $23.2 million, or 13.2%, and our comparable gross margin percentage increased from 22.4% to 23.5% in 2013 compared to the same period in 2012. This increase is primarily the result of higher preneed revenues resulting from strong cemetery preneed production, partially offset by;

•	a $17.1 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	an $8.1 million increase in general and administrative expenses including employee related costs and other professional fees;

•	a $7.4 million increase in overhead expenses including investments in our sales support infrastructure and expenses related to legal defense fees and labor matters;

•	a $4.9 million increase in property and merchandise costs driven by higher revenues described above; and

•	a $1.5 million unfavorable impact related to an adjustment in self-insurance casualty reserves.
Consolidated cemetery gross profit increased $28.3 million, or 19.2%, in 2012 compared to 2011. This increase is the result of the increase in comparable gross profits. Comparable cemetery gross profits increased $28.1 million, or 19.0%, and our comparable gross margin percentage increased from 20.0% to 22.4% in 2012 compared to the same period in 2011. This increase is primarily the result of the increase in comparable revenues described above, partially offset by;

•	a $10.3 million increase in selling costs stemming from increased advertising and increased commissions on preneed production;

•	a $3.8 million increase in property and merchandise costs driven by higher revenues described above; and

•	a $2.3 million increase in general and administrative expenses including employee related costs and other professional fees.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $33.2 million to $155.1 million in 2013 compared to $121.9 million in 2012. The increase is primarily due to $35.9 million of costs related to the acquisition of Stewart Enterprises partially offset by lower employee compensation expenses. General and administrative expenses increased $20.1 million to $121.9 million in 2012 compared to $101.8 million in 2011. The increase is primarily due to a $8.9 million increase in employee-related compensation plan expenses, a $6.9 million increase in acquisition and transition costs and a $6.5 million increase in general liability insurance claims.
Losses on Divestitures and Impairment Charges, Net
In 2013, we recognized a $6.3 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
In 2012, we recognized a $1.5 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
In 2011, we recognized a $11.0 million net pre-tax loss on asset divestitures and impairments. This loss was primarily due to the impairments and asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $7.3 million to $142.4 million in 2013 compared to $135.1 million in 2012. The increase in interest expense is primarily due to the issuance of our 5.375% Senior Notes due January 2022.
Interest expense increased $1.3 million to $135.1 million in 2012 compared to $133.8 million in 2011. The increase in interest expense is primarily due to the November 2012 issuance of our 4.50% Senior Notes due November 2020 and an increase in our balance on the bank credit facility, offset by lower interest expenses incurred on early extinguished debt.
Gains (Losses) on Early Extinguishment of Debt, Net
During 2013, we paid an aggregate of $31.8 million to repay our remaining $4.8 million 7.875% Debenture due February 2013, to retire $26.4 million in capital lease, and to extinguish $0.6 million in other debt. Certain of the above transactions resulted in the recognition of a gain $0.5 million recorded in Gains on early extinguishment of debt, net in our Consolidated Statement of Operations.
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
Other (Expense) Income , Net
Other (expense) income, net decreased $4.3 million to $0.6 million of expense in 2013 compared to $3.7 million of income in 2012, primarily due to the favorable foreign currency from liability settlements in 2012 that did not occur in 2013.
Other (expense) income, net increased $4.5 million to $3.7 million of income in 2012 compared to $0.8 million of expense in 2011, primarily due to a favorable foreign currency from liability settlements between the U.S. and Canadian subsidiaries.
Provision for Income Taxes
The 2013 consolidated effective tax rate was 39.3%, compared to 37.3% and 35.2% in 2012 and 2011, respectively. The 2013 effective tax rate increased 2.0% over prior year primarily due to non-deductible transaction cost associated with the Stewart acquisition and the change in our FIN 48 liability.
We reached a partial settlement with the Internal Revenue Service ("IRS") in connection with its audit of our affiliate's, SCI Funeral and Cemetery Purchasing Cooperative, 2003 - 2005 federal income tax returns. In connection with this settlement we reduced our 2012 tax expense by $3.1 million for adjustments to our "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The lower effective tax rate for the year ended December 31, 2012 includes the benefit associated with the closure of that tax audit.
We sold our Puerto Rican subsidiary in the third quarter of 2011. Our outside tax basis in the business was significantly higher than our book basis. Consequently, we recognized a tax loss that was significantly higher than the book loss on the sale which is permanent in nature. The lower effective tax rate for the year ended December 31, 2011 as compared to 2013 and 2012 was primarily due to that sale.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 216.0 million in 2013, compared to 219.1 million in 2012, and 236.7 million in 2011. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program and a very minimal amount of shares forfeited by RSA participants for tax payments.

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
Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI, its competitors, and certain suppliers. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.2% to 7.1% over a five-year period, plus a terminal value determined using the constant growth method, in projecting our future cash flows and we used an 8.5% discount rate. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2013.
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
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2013.
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
Loss Contract Analysis
We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2013, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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
Allowances — We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenues that may be canceled in their first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.
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
The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity instruments. The underlying real estate value is determined using the most recent appraisals. The private equity instruments are valued based on reported net asset values discounted by 0% and 20% for risk and 0% to 10% for liquidity. See Fair Value Measurements below for additional information.
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
Income taxes — We compute income taxes using the liability method. Our ability to realize the benefit of our federal, state, and foreign deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates.
We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.

We file income tax returns, including tax returns for our subsidiaries, with U.S. federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the various federal, state, and foreign taxing authorities in the jurisdictions in which we have operated and filed tax returns in the ordinary course of business. We accrue tax expense to reduce our tax benefits in those situations where it is more likely than not that we will not prevail against the tax authorities should they challenge the tax return position that gave rise to the benefit. We believe that our tax returns are materially correct as filed, and we will vigorously defend any challenges and proposed adjustments to those filings made by the tax authorities. A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved. The number of tax years that may be subject to a tax audit varies depending on the tax jurisdiction. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 1999 - 2005 remain under review at the IRS Appeals level. SCI and Subsidiaries received a letter of no change to its tax liability for the years 2008 - 2010. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdiction for years through 2010. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the balance sheet within Other liabilities.
Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 2.90% and 4.05% as of December 31, 2013 and 2012, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
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
As of December 31, 2013, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2013 were approximately $391.1 million over 22.7 years. The selected fully developed ultimate settlement value estimated was $437.4 million for the same period. Paid losses were $380.9 million indicating a reserve requirement of $78.0 million, including $21.5 million in reserves assumed as part of the acquisition of Stewart.
At December 31, 2013 and 2012, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2011	$52.6
Additions	31.4
Payments	(26.5)
Balance at December 31, 2012	$57.5
Additions	26.2
Acquisition	21.5
Payments	(27.2)
Balance at December 31, 2013	$78.0
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

Cost and market values as of December 31, 2013 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2013 and 2012, approximately 76% and 87%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 5.25% and 6.28%, respectively. The fair market value of our debt was $165.2 million more than its carrying value at December 31, 2013. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $1.3 million. See Note 10 and 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2013 and 2012, our foreign currency exposure was primarily associated with the Canadian dollar and the Euro. A 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $1.9 million for the year ended December 31, 2013 and $2.3 million for the year ended December 31, 2012.
At December 31, 2013, approximately 3% of our stockholders’ equity and 15% of our operating income was denominated in foreign currencies, primarily the Canadian dollar. Approximately 4% of our stockholders’ equity and 13% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2012. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, appearing under item 9A, management has excluded Stewart Enterprises, Inc. (“Stewart”) from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Stewart from our audit of internal control over financial reporting. Stewart is a wholly-owned subsidiary whose total assets and total revenues represent 23% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 14, 2014

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$2,556,382	$2,410,481	$2,316,040
Costs and expenses	(2,006,813)	(1,887,268)	(1,839,538)
Gross profits	549,569	523,213	476,502
General and administrative expenses	(155,136)	(121,891)	(101,826)
Losses on divestitures and impairment charges, net	(6,263)	(1,533)	(10,977)
Operating income	388,170	399,789	363,699
Interest expense	(142,360)	(135,068)	(133,782)
Gains (losses) on early extinguishment of debt, net	468	(22,706)	(3,509)
Other (expense) income, net	(559)	3,668	(772)
Income from continuing operations before income taxes	245,719	245,683	225,636
Provision for income taxes	(96,615)	(91,548)	(79,404)
Net income	149,104	154,135	146,232
Net income attributable to noncontrolling interests	(5,256)	(1,589)	(1,329)
Net income attributable to common stockholders	$143,848	$152,546	$144,903
Basic earnings per share:
Net income attributable to common stockholders	$0.68	$0.71	$0.62
Basic weighted average number of shares	211,811	215,712	234,242
Diluted earnings per share:
Net income attributable to common stockholders	$0.67	$0.70	$0.61
Diluted weighted average number of shares	216,014	219,066	236,669
Dividends declared per share	$0.27	$0.23	$0.20

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$149,104	$154,135	$146,232
Other comprehensive income:
Foreign currency translation adjustments	(23,292)	5,892	(6,925)
Total comprehensive income	125,812	160,027	139,307
Total comprehensive income attributable to noncontrolling interests	(5,240)	(1,616)	(1,320)
Total comprehensive income attributable to common stockholders	$120,572	$158,411	$137,987

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$144,873	$92,708
Receivables, net	105,899	101,817
Deferred tax assets	39,074	42,864
Inventories, net	34,565	24,560
Current assets held for sale	4,569	—
Other	64,767	20,546
Total current assets	393,747	282,495
Preneed funeral receivables, net and trust investments	1,870,874	1,535,932
Preneed cemetery receivables, net and trust investments	2,300,911	1,826,835
Cemetery property, at cost	1,749,067	1,489,948
Property and equipment, net	1,922,961	1,641,101
Non-current assets held for sale	737,552	—
Goodwill, net	1,922,102	1,382,410
Deferred charges and other assets	661,234	425,267
Cemetery perpetual care trust investments	1,347,622	1,099,580
Total assets	$12,906,070	$9,683,568
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$486,648	$373,783
Current maturities of long-term debt	146,362	31,429
Current liabilities held for sale	3,183	—
Income taxes	6,391	6,892
Total current liabilities	642,584	412,104
Long-term debt	3,155,548	1,916,621
Deferred preneed funeral revenues	686,299	536,647
Deferred preneed cemetery revenues	923,155	861,148
Deferred tax liabilities	619,200	471,198
Non-current liabilities held for sale	428,053	—
Other liabilities	430,393	399,950
Deferred preneed funeral and cemetery receipts held in trust	3,250,586	2,624,321
Care trusts’ corpus	1,345,874	1,098,752
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 212,326,642 and 211,056,501 shares issued, respectively, and 212,316,642 and 211,046,501 shares outstanding, respectively	212,317	211,047
Capital in excess of par value	1,259,348	1,307,058
Accumulated deficit	(145,876)	(286,795)
Accumulated other comprehensive income	88,441	111,717
Total common stockholders’ equity	1,414,230	1,343,027
Noncontrolling interests	10,148	19,800
Total equity	1,424,378	1,362,827
Total liabilities and equity	$12,906,070	$9,683,568
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
		(In thousands)
Cash flows from operating activities:
Net income	$149,104	$154,135	$146,232
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on early extinguishment of debt, net	(468)	22,706	3,509
Depreciation and amortization	122,602	120,227	118,047
Amortization of intangible assets	21,859	23,853	25,591
Amortization of cemetery property	48,344	44,976	40,046
Amortization of loan costs	15,943	4,905	4,436
Provision for doubtful accounts	7,874	9,705	9,251
Provision for deferred income taxes	74,100	72,984	66,512
Losses on divestitures and impairment charges, net	6,263	1,533	10,977
Share-based compensation	11,925	10,983	9,144
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	10,952	(16,890)	(7,840)
(Increase) decrease in other assets	(14,697)	(6,714)	6,815
(Decrease) increase in payables and other liabilities	(284)	25,240	14,610
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	47,685	46,055	74,206
Decrease in deferred preneed funeral revenues	(9,874)	(41,813)	(32,158)
Decrease in deferred preneed funeral receipts held in trust	(50,990)	(22,357)	(50,591)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(73,626)	(96,837)	(65,581)
Increase in deferred preneed cemetery revenues	30,785	20,817	23,636
Decrease in deferred preneed cemetery receipts held in trust	(12,761)	(587)	(9,419)
Other	(27)	(3,675)	689
Net cash provided by operating activities	384,709	369,246	388,112
Cash flows from investing activities:
Capital expenditures	(113,084)	(115,628)	(118,375)
Acquisitions, net of cash acquired	(1,057,122)	(65,463)	(99,570)
Proceeds from divestitures and sales of property and equipment	13,072	9,953	24,529
Other	341	(3,816)	3,159
Net cash used in investing activities	(1,156,793)	(174,954)	(190,257)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,055,000	227,507	85,000
Debt issuance costs	(36,064)	(4,500)	—
Payments of debt	(91,836)	(1,145)	(22,774)
Early extinguishment of debt	(80)	(202,140)	(43,194)
Principal payments on capital leases	(26,280)	(25,760)	(23,030)
Proceeds from exercise of stock options	6,309	18,389	8,227
Purchase of Company common stock	(1,708)	(186,766)	(197,302)
Payments of dividends	(57,229)	(60,296)	(44,795)
Purchase of noncontrolling interest	(23,333)	(3,000)	—
Bank overdrafts and other	336	6,199	(798)
Net cash provided by (used in) financing activities	825,115	(231,512)	(238,666)
Effect of foreign currency	(866)	1,359	(1,466)
Net increase (decrease) in cash and cash equivalents	52,165	(35,861)	(42,277)
Cash and cash equivalents at beginning of period	92,708	128,569	170,846
Cash and cash equivalents at end of period	$144,873	$92,708	$128,569

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2010	$242,020	$(985)	$1,603,112	$(477,459)	$112,768	$492	$1,479,948
Comprehensive income				144,903	(6,916)	1,320	139,307
Dividends declared on common stock ($.20 per share)			(46,171)				(46,171)
Stock option exercises	1,208		7,019				8,227
Restricted stock award, net of forfeitures and other	539		(539)				—
Employee share-based compensation earned			9,144				9,144
Purchase of Company common stock		(19,899)	(142,915)	(34,488)			(197,302)
Acquisition						18,857	18,857
Noncontrolling interest payments						(568)	(568)
Retirement of treasury shares	(19,174)	19,174					—
Other	73		680				753
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(367,044)	$105,852	$20,101	$1,412,195

Comprehensive income				152,546	5,865	1,616	160,027
Dividends declared on common stock ($.23 per share)			(49,253)				(49,253)
Stock option exercises	2,993		15,396				18,389
Restricted stock awards, net of forfeitures and other	483		(483)				—
Employee share-based compensation earned			10,983				10,983
Purchase of Company common stock		(15,467)	(99,002)	(72,297)			(186,766)
Purchase of noncontrolling interest			(1,762)			(1,238)	(3,000)
Noncontrolling interest payments						(679)	(679)
Retirement of treasury shares	(17,167)	17,167					—
Other	82		849				931
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(286,795)	$111,717	$19,800	$1,362,827

Comprehensive income				143,848	(23,276)	5,240	125,812
Dividends declared on common stock ($.27 per share)			(57,229)				(57,229)
Stock option exercises	1,087		8,226				9,313
Restricted stock awards, net of forfeitures	378	(3)	(375)				—
Employee share-based compensation earned			11,925				11,925
Purchase of Company common stock		(275)	(1,508)	(2,929)			(4,712)
Purchase of noncontrolling interest			(10,023)			(13,310)	(23,333)
Acquisition						118	118
Noncontrolling interest payments						(1,700)	(1,700)
Retirement of treasury shares	(278)	278					—
Other	83		1,274				1,357
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(145,876)	$88,441	$10,148	$1,424,378
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt. For further information related to this acquisition, see Note 19.

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
Business Combinations
We apply the principles provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805 to all business combinations for which the acquisition date is on or after January 1, 2009, and to certain future income tax effects related to business combinations, prior to such date, should they arise. In these acquisitions, tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination.
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
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $48.3 million, $45.0 million, and $40.0 million for the years ended December 31, 2013, 2012, and 2011 respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $122.6 million, $120.2 million, and $118.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.
Leases
We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2013. Lease terms related to funeral home properties generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.
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
Our goodwill impairment test involves estimates and management judgment. In assessing our goodwill for impairment, we elected not to perform a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Therefore, in the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization) for both SCI, its competitors, and the Peer Group. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate step one fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill (as defined in the Intangibles Topic of the ASC) to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used growth rates ranging from 1.2% to 7.1% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows and we used an 8.5% discount rate. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2013.

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
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2013.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives of two to forty years.
Valuation of Long-Lived Assets
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Intangibles and Property, Plant, and Equipment Topic of the ASC. Under this guidance, long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. Fair value is based on an income approach that utilizes projections of undiscounted future cash flows expected to be generated by our long-lived assets. No long-lived asset impairment reviews were required in 2013.
Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We determined the fair value of assets to be disposed of using a market approach. See Note 20 for additional information related to assets to be disposed.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We use the average cost method upon the subsequent reissuance of treasury shares. On December 13, 2013, we canceled 0.3 million shares of common stock held in our treasury. We canceled 17.2 million and 19.2 million shares of common stock held in our treasury in 2012 and 2011, respectively. These retired treasury shares were changed to authorized but unissued status.
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
Funeral Operations
Revenue is recognized when funeral services are performed or funeral merchandise is delivered. We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed funeral contracts is deferred until the funeral services are performed or funeral merchandise is delivered, generally at the time of need. Travel protection insurance and some memorialization merchandise sold on a preneed basis is delivered to the customer at the time of sale and is recognized at the time delivery has occurred. While these items are sold as part of preneed funeral arrangements they are also offered on a stand-alone basis. The total consideration for these arrangements is allocated to each item based on relative selling price determined using either vendor specific objective evidence of the selling price or third-party evidence of selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. Third-party evidence of selling price is based on the price of our largely interchangeable products that are sold in stand-alone sales to similarly situated customers. There is no general right of return for delivered items.
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
Cemetery Operations
Revenue associated with sales of cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with sales of preneed cemetery interment rights is recognized in accordance with the Revenue Recognition Topic of the ASC. Under this guidance, revenue related to the preneed sale of unconstructed cemetery property is deferred until it is constructed and 10% of the sales price is collected. For services and non-personalized merchandise (such as vaults), we defer the revenues until the services are performed or the merchandise is delivered. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales in accordance with the Revenue Recognition Topic of the ASC upon the earlier of vendor storage of these items or delivery in our cemetery. The total consideration for these arrangements is allocated to each item based on relative selling price determined using vendor specific objective evidence of the selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. There is no general right of return for delivered items.
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

3.	Recent Accounting Pronouncements and Accounting Changes
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
Comprehensive Income

In February 2013, the FASB amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated comprehensive income by component. We are required to present significant amounts reclassified to net income in their entirety by income statement line item and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. We adopted this amendment effective January 1, 2013 and the appropriate disclosures are contained in Note 13.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2013	2012	2011
		(In thousands)
Deposits	$82,168	$81,601	$72,750
Withdrawals	125,914	100,635	109,013
Purchases of available-for-sale securities	393,169	563,628	527,681
Sales of available-for-sale securities	435,267	555,709	610,917
Realized gains from sales of available-for-sale securities	65,011	60,833	61,272
Realized losses from sales of available-for-sale securities	(9,732)	(21,454)	(41,162)
The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2013	2012
	(In thousands)
Trust investments, at market	$1,422,942	$977,973
Cash and cash equivalents	128,216	85,943
Assets associated with businesses held for sale	(163,436)	—
Insurance-backed fixed income securities	280,969	273,098
Trust investments	1,668,691	1,337,014
Receivables from customers	254,294	241,897
Unearned finance charge	(6,772)	(8,645)
	1,916,213	1,570,266
Allowance for cancellation	(45,339)	(34,334)
Preneed funeral receivables and trust investments	$1,870,874	$1,535,932

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2013	2012	2011
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,535,932	$1,486,018	$1,427,192
Net preneed contract sales	192,712	124,962	116,167
Cash receipts from customers, net of refunds	(170,921)	(125,625)	(106,489)
Deposits to trust	82,168	81,601	72,750
Acquisitions of businesses, net	272,403	6,021	143,252
Net undistributed investment earnings (losses)(1)	125,986	84,611	(11,348)
Maturities and distributed earnings	(153,446)	(126,130)	(148,820)
Change in cancellation allowance	(3,245)	934	(232)
Effect of foreign currency and other	(10,715)	3,540	(6,454)
Ending balance — Preneed funeral receivables and trust investments	$1,870,874	$1,535,932	$1,486,018

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair market value at December 31, 2013 and 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$110,511	$1,299	$(5,599)	$106,211
Canadian government	2	100,263	81	(1,113)	99,231
Corporate	2	64,042	3,515	(691)	66,866
Residential mortgage-backed	2	2,408	23	(33)	2,398
Asset-backed	2	3,366	—	(10)	3,356
Equity securities:
Preferred stock	2	30,107	754	(235)	30,626
Common stock:
United States	1	364,721	77,963	(2,928)	439,756
Canada	1	27,634	4,346	(1,216)	30,764
Other international	1	35,519	4,986	(199)	40,306
Mutual funds:
Equity	1	257,256	22,530	(2,303)	277,483
Fixed income	1	313,606	3,228	(19,577)	297,257
Private equity	3	32,909	2,702	(8,726)	26,885
Other	3	1,545	291	(33)	1,803
Trust investments		$1,343,887	$121,718	$(42,663)	$1,422,942

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$105,594	$5,072	$(880)	$109,786
Canadian government	2	110,399	861	(113)	111,147
Corporate	2	51,611	2,531	(623)	53,519
Residential mortgage-backed	2	3,123	57	(8)	3,172
Asset-backed	2	129	3	—	132
Equity securities:
Preferred stock:	2	3,603	211	(103)	3,711
Common stock:
United States	1	230,971	38,514	(6,903)	262,582
Canada	1	23,284	2,598	(1,271)	24,611
Other international	1	18,089	1,874	(658)	19,305
Mutual funds:
Equity	1	145,589	10,097	(6,728)	148,958
Fixed income	1	225,365	7,314	(10,252)	222,427
Private equity	3	36,626	221	(18,968)	17,879
Other	3	542	202	—	744
Trust investments		$954,925	$69,555	$(46,507)	$977,973
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2013, our unfunded commitment for our private equity and other investments was $8.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013		2012		2011
	Private Equity	Other	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance at January 1,	$17,879	$744	$15,986	$912	$12,369	$8,990
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	13,429	1,442	(403)	(159)	2,923	(8,063)
Net realized losses included in Other income (expense), net(2)	(43)	(3)	(58)	(2)	(88)	(4)
Purchases	1,188	—	—	—	18	—
Sales	—	—	(9)	—	(8,156)	—
Contributions	3,229	—	4,664	—	10,392	—
Distributions and other	(9,245)	(393)	(2,301)	(7)	(1,472)	(11)
Acquisitions	448	13	—	—	—	—
Fair market value, ending balance at December 31,	$26,885	$1,803	$17,879	$744	$15,986	$912
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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities at December 31, 2013 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$150,154
Due in one to five years	50,518
Due in five to ten years	47,631
Thereafter	29,759
$278,062
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $48.5 million, $38.7 million, and $37.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the years ended December 31, 2013, 2012, and 2011, we recorded a $0.8 million, a $0.8 million, and a $24.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following tables.

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,693	$(3,595)	$19,351	$(2,004)	$48,044	$(5,599)
Canadian government	9,546	(120)	18,981	(993)	28,527	(1,113)
Corporate	21,357	(346)	5,654	(345)	27,011	(691)
Residential mortgage-backed	1,381	(25)	172	(8)	1,553	(33)
Asset-backed	3,275	(10)	—	—	3,275	(10)
Equity securities:
Preferred Stock	14,028	(235)	—	—	14,028	(235)
Common stock:
United States	46,544	(2,153)	3,327	(775)	49,871	(2,928)
Canada	2,433	(576)	1,992	(641)	4,425	(1,217)
Other international	3,396	(138)	369	(60)	3,765	(198)
Mutual funds:
Equity	16,206	(337)	12,456	(1,966)	28,662	(2,303)
Fixed income	143,846	(4,984)	38,217	(14,593)	182,063	(19,577)
Private equity	—	—	13,002	(8,726)	13,002	(8,726)
Other	—	—	527	(33)	527	(33)
Total temporarily impaired securities	$290,705	$(12,519)	$114,048	$(30,144)	$404,753	$(42,663)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,357	$(803)	$6,741	$(77)	$29,098	$(880)
Canadian government	7,912	(113)	—	—	7,912	(113)
Corporate	7,809	(347)	4,283	(276)	12,092	(623)
Residential mortgage-backed	956	(8)	—	—	956	(8)
Equity securities:
Preferred Stock	1,220	(93)	52	(10)	1,272	(103)
Common stock:
United States	70,752	(4,694)	9,089	(2,209)	79,841	(6,903)
Canada	6,592	(652)	2,516	(619)	9,108	(1,271)
Other international	7,606	(521)	608	(137)	8,214	(658)
Mutual funds:
Equity	6,779	(126)	26,340	(6,602)	33,119	(6,728)
Fixed income	38,686	(1,021)	24,131	(9,231)	62,817	(10,252)
Private equity	—	—	17,389	(18,968)	17,389	(18,968)
Total temporarily impaired securities	$170,669	$(8,378)	$91,149	$(38,129)	$261,818	$(46,507)

Deferred Preneed Funeral Revenues
At December 31, 2013 and 2012, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when the service is performed or merchandise is delivered. Future funeral service revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.
The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2013	2012	2011
	(In thousands)
Beginning balance — Deferred preneed funeral revenues, net	$536,647	$575,546	$580,223
Net preneed contract sales	144,202	103,341	105,866
Acquisitions (dispositions) of businesses, net	431,460	(4,491)	142,026
Net investment earnings (losses)(1)	126,428	83,788	(12,164)
Recognized deferred preneed revenues	(200,680)	(164,037)	(182,408)
Change in cancellation allowance	(5,670)	1,304	(1,526)
Change in deferred preneed funeral receipts held in trust	(343,878)	(61,068)	(57,936)
Effect of foreign currency and other	(2,210)	2,264	1,465
Ending balance — Deferred preneed funeral revenues, net	$686,299	$536,647	$575,546
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
Insurance-Funded Preneed Funeral Contracts
Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2013, 2012, and 2011 were $106.5 million, $94.0 million, and $86.8 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

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

The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2013	2012	2011
		(In thousands)
Deposits	$106,185	$98,130	$98,121
Withdrawals	119,576	98,738	109,382
Purchases of available-for-sale securities	477,772	746,761	595,683
Sales of available-for-sale securities	498,852	700,091	525,534
Realized gains from sales of available-for-sale securities	101,337	87,665	67,167
Realized losses from sales of available-for-sale securities	(14,593)	(29,397)	(46,889)
The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2013	2012
	(In thousands)
Trust investments, at market	$1,553,719	$1,204,084
Cash and cash equivalents	138,459	86,923
Assets associated with businesses held for sale	(107,481)	—
Insurance-backed fixed income securities	4	9
Trust investments	1,584,701	1,291,016
Receivables from customers	800,005	614,599
Unearned finance charges	(27,873)	(29,471)
	2,356,833	1,876,144
Allowance for cancellation	(55,922)	(49,309)
Preneed cemetery receivables and trust investments	$2,300,911	$1,826,835
The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2013	2012	2011
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$1,826,835	$1,595,940	$1,563,893
Net preneed contract sales	562,433	501,654	468,850
Acquisitions (dispositions) of businesses, net	199,433	1,124	(5,500)
Net undistributed investment earnings (losses)(1)	203,499	133,351	(24,407)
Cash receipts from customers, net of refunds	(471,710)	(417,965)	(403,524)
Deposits to trust	106,185	98,130	98,121
Maturities, deliveries, and associated earnings	(119,576)	(98,738)	(109,382)
Change in cancellation allowance	3,002	(3,481)	(759)
Effect of foreign currency and other	(9,190)	16,820	8,648
Ending balance — Preneed cemetery receivables and trust investments	$2,300,911	$1,826,835	$1,595,940
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair market value at December 31, 2013 and 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$113,621	$1,714	$(8,876)	$106,459
Canadian government	2	17,073	170	(261)	16,982
Corporate	2	48,970	5,262	(646)	53,586
Residential mortgage-backed	2	408	2	(2)	408
Asset-backed	2	3,346	—	(13)	3,333
Equity securities:
Preferred stock	2	16,708	1,106	(123)	17,691
Common stock:
United States	1	425,246	147,258	(3,231)	569,273
Canada	1	15,368	4,063	(935)	18,496
Other international	1	44,184	10,079	(200)	54,063
Mutual funds:
Equity	1	327,084	49,428	(1,704)	374,808
Fixed income	1	338,944	5,236	(33,649)	310,531
Private equity	3	28,625	3,372	(5,153)	26,844
Other	3	1,078	200	(33)	1,245
Trust investments		$1,380,655	$227,890	$(54,826)	$1,553,719

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,630	$7,925	$(841)	$106,714
Canadian government	2	17,562	402	(83)	17,881
Corporate	2	43,515	2,456	(775)	45,196
Residential mortgage-backed	2	150	4	—	154
Equity securities:
Preferred stock:	2	5,840	334	(196)	5,978
Common stock:
United States	1	363,190	71,613	(7,716)	427,087
Canada	1	16,026	2,862	(846)	18,042
Other international	1	29,889	3,687	(857)	32,719
Mutual funds:
Equity	1	279,265	19,520	(9,921)	288,864
Fixed income	1	251,687	10,975	(19,350)	243,312
Private equity	3	32,785	77	(15,175)	17,687
Other	3	407	44	(1)	450
Trust investments		$1,139,946	$119,899	$(55,761)	$1,204,084
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2013, our unfunded commitment for our private equity and other investments was $8.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2013		2012		2011
	Private Equity	Other	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance at January 1,	$17,687	$450	$15,219	$436	$5,719	$532
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	15,420	1,218	100	28	517	(71)
Net realized losses included in Other income (expense), net(2)	(48)	(5)	(64)	(2)	(95)	(6)
Contributions	3,430	—	4,932	—	10,795	—
Distributions and other	(9,645)	(418)	(2,500)	(12)	(1,717)	(19)
Fair market value, ending balance at December 31,	$26,844	$1,245	$17,687	$450	$15,219	$436

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities (excluding mutual funds) at December 31, 2013 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$27,088
Due in one to five years	63,870
Due in five to ten years	44,942
Thereafter	44,868
$180,768
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $39.0 million, $27.7 million, and $20.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the years ended December 31, 2013, 2012, and 2011, we recorded a $1.6 million, a $0.8 million, and a $28.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following tables:

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,120	$(6,040)	$25,043	$(2,836)	$70,163	$(8,876)
Canadian government	9,424	(120)	3,066	(141)	12,490	(261)
Corporate	15,050	(424)	3,073	(222)	18,123	(646)
Residential mortgage-backed	145	(2)	2	—	147	(2)
Asset-backed	3,257	(13)	—	—	3,257	(13)
Equity securities:
Preferred stock:	5,604	(123)	—	—	5,604	(123)
Common stock:
United States	46,317	(2,648)	3,489	(583)	49,806	(3,231)
Canada	1,569	(502)	1,935	(433)	3,504	(935)
Other international	4,344	(124)	702	(76)	5,046	(200)
Mutual funds:
Equity	3,858	(54)	14,477	(1,650)	18,335	(1,704)
Fixed income	134,669	(5,527)	64,009	(28,122)	198,678	(33,649)
Private equity	—	—	6,589	(5,153)	6,589	(5,153)
Other	—	—	282	(33)	282	(33)
Total temporarily impaired securities	$269,357	$(15,577)	$122,667	$(39,249)	$392,024	$(54,826)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,626	$(841)	$—	$—	$28,626	$(841)
Canadian government	5,319	(83)	—	—	5,319	(83)
Corporate	14,060	(571)	2,137	(204)	16,197	(775)
Equity securities:
Preferred stock:	1,497	(143)	126	(53)	1,623	(196)
Common stock:
United States	82,989	(5,624)	11,131	(2,092)	94,120	(7,716)
Canada	3,114	(461)	1,115	(385)	4,229	(846)
Other international	9,056	(655)	741	(202)	9,797	(857)
Mutual funds:
Equity	28,132	(1,427)	43,172	(8,494)	71,304	(9,921)
Fixed income	54,533	(2,205)	29,104	(17,145)	83,637	(19,350)
Private equity	46	(17)	17,136	(15,158)	17,182	(15,175)
Other	8	—	378	(1)	386	(1)
Total temporarily impaired securities	$227,380	$(12,027)	$105,040	$(43,734)	$332,420	$(55,761)
Deferred Preneed Cemetery Revenues

At December 31, 2013 and 2012, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when the service is performed or merchandise is delivered. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2013	2012	2011
	(In thousands)
Beginning balance — Deferred preneed cemetery revenues	$861,148	$833,303	$813,493
Net preneed and atneed deferred sales	396,264	380,887	363,523
Acquisitions (dispositions) of businesses, net	119,504	1,089	(10,861)
Net investment earnings (losses)(1)	201,941	130,012	(26,431)
Recognized deferred preneed revenues	(386,632)	(363,072)	(350,356)
Change in cancellation allowance	18,358	3,968	802
Change in deferred preneed cemetery receipts held in trust	(298,337)	(133,612)	37,173
Effect of foreign currency and other	10,909	8,573	5,960
Ending balance — Deferred preneed cemetery revenues	$923,155	$861,148	$833,303
_________________________________

(1)	Includes both realized and unrealized investment earnings (losses).

6.	Cemetery Perpetual Care Trusts
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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2013	2012	2011
	(In thousands)
Deposits	$26,501	$24,869	$23,785
Withdrawals	33,557	33,177	34,737
Purchases of available-for-sale securities	139,439	252,021	444,616
Sales of available-for-sale securities	99,701	136,391	410,175
Realized gains from sales of available-for-sale securities	17,916	11,463	34,275
Realized losses from sales of available-for-sale securities	(2,738)	(6,595)	(16,310)
The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2013	2012
	(In thousands)
Trust investments, at market	$1,352,539	$1,045,568
Cash and cash equivalents	78,509	54,012
Assets associated with businesses held for sale	(83,426)	—
Cemetery perpetual care trust investments	$1,347,622	$1,099,580

The cost and market values associated with our cemetery perpetual care trust investments recorded at fair market value at December 31, 2013 and 2012 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair market value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated market value of private equity investments.

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,588	$9	$(14)	$1,583
Canadian government	2	28,487	301	(459)	28,329
Corporate	2	43,196	312	(263)	43,245
Residential mortgage-backed	2	4,258	14	(19)	4,253
Asset-backed	2	3,006	5	(11)	3,000
Equity securities:
Preferred stock	2	25,952	192	(252)	25,892
Common stock:
United States	1	231,156	53,782	(2,087)	282,851
Canada	1	8,846	2,222	(623)	10,445
Other international	1	20,676	1,319	(167)	21,828
Mutual funds:
Equity	1	41,282	5,693	(35)	46,940
Fixed income	1	819,439	35,963	(2,598)	852,804
Private equity	3	28,309	472	(9,002)	19,779
Other	3	10,521	1,153	(84)	11,590
Cemetery perpetual care trust investments		$1,266,716	$101,437	$(15,614)	$1,352,539

		December 31, 2012
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$820	$45	$(1)	$864
Canadian government	2	30,159	709	(140)	30,728
Corporate	2	22,877	537	(51)	23,363
Residential mortgage-backed	2	1,498	41	(2)	1,537
Asset-backed	2	161	10	—	171
Equity securities:
Preferred stock	2	5,637	61	(938)	4,760
Common stock:
United States	1	163,173	19,609	(3,389)	179,393
Canada	1	8,954	1,568	(731)	9,791
Other international	1	14,693	1,392	(447)	15,638
Mutual funds:
Equity	1	16,999	2,102	(211)	18,890
Fixed income	1	680,921	61,172	(441)	741,652
Private equity	3	24,727	338	(13,943)	11,122
Other	3	9,653	1,110	(3,104)	7,659
Cemetery perpetual care trust investments		$980,272	$88,694	$(23,398)	$1,045,568
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. As of December 31, 2013, private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. As of December 31, 2012, private equity instruments are valued based on reported net asset values discounted by 0% to 60% for risk and 0% to 25% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by our investment committee quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of December 31, 2013, our unfunded commitment for our private equity and other investments was $1.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 (in thousands):

	2013		2012		2011
	Private Equity	Other	Private Equity	Other	Private Equity	Other
Fair market value, beginning balance at January 1,	$11,122	$7,659	$10,849	$6,890	$10,435	$6,654
Net unrealized gains included in Accumulated other comprehensive income(1)	6,897	4,081	1,648	1,035	9,799	703
Net realized losses included in Other income (expense), net(2)	(142)	(76)	(162)	(43)	(213)	(97)
Sales	—	—	(26)	—	(44)	—
Contributions	3,706	—	4,171	—	118	—
Distributions and other	(1,841)	(508)	(5,358)	(223)	(9,246)	(370)
Acquisitions	37	434	—	—	—	—
Fair market value, ending balance at December 31,	$19,779	$11,590	$11,122	$7,659	$10,849	$6,890

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities at December 31, 2013 are estimated as follows:

Fair Market Value
(In thousands)
Due in one year or less	$14,364
Due in one to five years	37,656
Due in five to ten years	23,615
Thereafter	4,775
$80,410
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $44.1 million, $44.7 million, and $43.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the years ended December 31, 2013, 2012, and 2011, we recorded a $0.2 million, a $0.8 million, and a $0.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair market values and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following table:

	December 31, 2013
	In Loss Position Less Than 12 Months			In Loss Position Greater Than 12 Months		Total
	Fair Market Value		Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
				(In thousands)
Fixed income securities:
U.S. Treasury	$1,339		$(14)	$20	$—	$1,359	$(14)
Canadian government	15,777		(214)	5,131	(245)	20,908	(459)
Corporate	22,534		(129)	3,299	(134)	25,833	(263)
Residential mortgage-backed	2,960		(18)	10	(1)	2,970	(19)
Asset-backed	2,835		(10)	15	(1)	2,850	(11)
Equity securities:
Preferred stock	14,650		(245)	44	(7)	14,694	(252)
Common stock:
United States	23,825		(1,561)	3,254	(526)	27,079	(2,087)
Canada	667		(129)	1,794	(494)	2,461	(623)
Other international	1,540		(54)	525	(113)	2,065	(167)
Mutual funds:
Equity	391		(14)	163	(21)	554	(35)
Fixed income	181,701		(2,090)	28,507	(508)	210,208	(2,598)
Private equity	—		—	19,242	(9,002)	19,242	(9,002)
Other	—		—	9,738	(84)	9,738	(84)
Total temporarily impaired securities	$268,219	—	$(4,478)	$71,742	$(11,136)	$339,961	$(15,614)

	December 31, 2012
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$373	$(1)	$—	$—	$373	$(1)
Canadian government	9,145	(140)	—	—	9,145	(140)
Corporate	5,439	(33)	1,886	(18)	7,325	(51)
Residential mortgage-backed	183	(2)	—	—	183	(2)
Equity securities:
Preferred stock	3,115	(639)	973	(299)	4,088	(938)
Common stock:
United States	38,323	(2,403)	7,495	(986)	45,818	(3,389)
Canada	1,246	(281)	1,055	(450)	2,301	(731)
Other international	4,712	(389)	696	(58)	5,408	(447)
Mutual funds:
Equity	2,654	(127)	404	(84)	3,058	(211)
Fixed income	10,552	(37)	31,837	(404)	42,389	(441)
Private equity	—	—	10,752	(13,943)	10,752	(13,943)
Other	—	—	6,308	(3,104)	6,308	(3,104)
Total temporarily impaired securities	$75,742	$(4,052)	$61,406	$(19,346)	$137,148	$(23,398)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2013 and 2012 are detailed below.

	December 31, 2013			December 31, 2012
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,668,691	$1,584,701	$3,253,392	$1,337,014	$1,291,016	$2,628,030
Accrued trust operating payables and other	(1,108)	(1,698)	(2,806)	(1,827)	(1,882)	(3,709)
Deferred preneed funeral and cemetery receipts held in trust	$1,667,583	$1,583,003	$3,250,586	$1,335,187	$1,289,134	$2,624,321
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2013 and 2012 are detailed below.

	December 31, 2013	December 31, 2012
	(In thousands)
Cemetery perpetual care trust investments	$1,347,622	$1,099,580
Accrued trust operating payables and other	(1,748)	(828)
Care trusts’ corpus	$1,345,874	$1,098,752
Other Income (Expense), Net
The components of Other income (expense), net in our consolidated statement of operations for the years ended December 31, 2013, 2012, and 2011 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$65,011	$101,337	$17,916	$—	$184,264
Realized losses	(9,732)	(14,593)	(2,738)	—	(27,063)
Impairment charges	(829)	(1,575)	(192)	—	(2,596)
Interest, dividend, and other ordinary income	24,912	20,527	27,452	—	72,891
Trust expenses and income taxes	(11,371)	(14,633)	(2,628)	—	(28,632)
Net trust investment income	67,991	91,063	39,810	—	198,864
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(67,991)	(91,063)	(39,810)	—	(198,864)
Other income (expense), net	—	—	—	(559)	(559)
Total other income (expense), net	$—	$—	$—	$(559)	$(559)

	Year Ended December 31, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$60,833	$87,665	$11,463	$—	$159,961
Realized losses	(21,454)	(29,397)	(6,595)	—	(57,446)
Impairment charges	(781)	(824)	(760)	—	(2,365)
Interest, dividend, and other ordinary income	17,017	17,244	34,032	—	68,293
Trust expenses and income taxes	(10,685)	(13,389)	(1,355)	—	(25,429)
Net trust investment (loss) income	44,930	61,299	36,785	—	143,014
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(44,930)	(61,299)	(36,785)	—	(143,014)
Other income (expense), net	—	—	—	3,668	3,668
Total other income (expense), net	$—	$—	$—	$3,668	$3,668

	December 31, 2011
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$61,272	$67,167	$34,275	$—	$162,714
Realized losses	(41,162)	(46,889)	(16,310)	—	(104,361)
Impairment charges	(24,705)	(28,705)	(741)	—	(54,151)
Interest, dividend, and other ordinary income	22,283	26,902	35,467	—	84,652
Trust expenses and income taxes	(7,303)	(10,579)	(2,774)	—	(20,656)
Net trust investment (loss) income	10,385	7,896	49,917	—	68,198
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(10,385)	(7,896)	(49,917)	—	(68,198)
Other (expense) income, net	—	—	—	(772)	(772)
Total other (expense) income, net	$—	$—	$—	$(772)	$(772)

8.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows (in thousands):

	2013			2012
	Funeral	Cemetery	Total	Funeral	Cemetery	Total

Balance as of January 1:	$1,319,308	$63,102	$1,382,410	$1,298,350	$63,143	$1,361,493

Increase in goodwill related to acquisitions	322,118	260,108	582,226	20,289	—	20,289
Reduction of goodwill related to divestitures	(2,774)	—	(2,774)	(2,210)	(41)	(2,251)
Held for Sale	(29,070)	(2,027)	(31,097)
Effect of foreign currency and other	(8,663)	—	(8,663)	2,879	—	2,879
Activity in 2013	281,611	258,081	539,692	20,958	(41)	20,917

Balance as of December 31	$1,600,919	$321,183	$1,922,102	$1,319,308	$63,102	$1,382,410

The components of intangible assets at December 31 were as follows:

	Useful life
	Minimum		Maximum	2013	2012
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$218,771	$208,594
Customer relationships	10	-	20	174,282	102,481
Tradenames	5	-	5	12,750	3,600
Other	5	-	40	17,027	6,050
				422,830	320,725
Less: Accumulated amortization				227,119	207,985
Amortizing intangibles, net				195,711	112,740

Non-amortizing intangibles:
Tradenames			Indefinite	215,135	134,823
Other			Indefinite	11,640	10,140
Non-amortizing intangibles				226,775	144,963

Intangible assets, net				$422,486	$257,703

Amortization expense for intangible assets was $21.9 million, $23.9 million, and $25.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2013 (in thousands):

2014	$17,572
2015	14,884
2016	14,065
2017	11,525
2018	10,722

9.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2013	2012	2011
	(In thousands)
United States	$199,374	$210,830	$196,788
Foreign	46,345	34,853	28,848
	$245,719	$245,683	$225,636
Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2013	2012	2011
	(In thousands)
Current:
United States	$2,206	$3,752	$1,267
Foreign	12,445	8,776	5,844
State	7,864	6,036	5,781
Total current income taxes	22,515	18,564	12,892
Deferred:
United States	$65,591	$62,227	$57,845
Foreign	21	(102)	279
State	8,488	10,859	8,388
Total deferred income taxes	74,100	72,984	66,512
Total income taxes	$96,615	$91,548	$79,404
We made income tax payments of $26.0 million, $23.1 million, and $13.1 million in 2013, 2012, and 2011, respectively, and received refunds of $0.5 million, $1.5 million, and $8.5 million. The Internal Revenue Service approved our application for a change in accounting method in December 2010. As a result, we overpaid our estimated 2010 Federal and state income taxes. The overpayment of our estimated Federal income tax is included in our 2011 refunds; however, we elected to apply the overpayment of our 2010 state income tax to our 2011 estimated income tax payments which lowered our 2011 cash tax payments.
The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2013	2012	2011
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$86,002	$85,988	$78,973
State and local taxes, net of federal income tax benefits	10,614	10,998	9,895
Dividends received deduction and tax exempt interest	(592)	(525)	(644)
Foreign jurisdiction differences	(3,722)	(3,491)	(4,789)
Permanent differences associated with dispositions	268	602	(6,329)
Changes in uncertain tax positions	3,710	(479)	1,584
Other	335	(1,545)	714
Provision for income taxes	$96,615	$91,548	$79,404
Total effective tax rate	39.3%	37.3%	35.2%
The 2013 consolidated effective tax rate was 39.3%, compared to 37.3% and 35.2% in 2012 and 2011, respectively. The 2013 effective tax rate increased over prior year primarily due to non-deductible transaction cost associated with the Stewart acquisition and the change in our FIN 48 liability.
During 2012, we reached a partial settlement with the Internal Revenue Service ("IRS") in connection with its audit of our affiliate's, SCI Funeral and Cemetery Purchasing Cooperative, 2003 - 2005 federal income tax returns. In connection with this settlement we reduced our 2012 tax expense by $3.1 million for adjustments to our "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The lower effective tax rate for the year ended December 31, 2012 includes the benefit associated with the closure of that tax audit.
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
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2013	2012
	(In thousands)
Inventories and cemetery property, principally due to purchase accounting adjustments	$(385,714)	$(346,364)
Property and equipment	(163,770)	(97,469)
Intangibles	(372,105)	(182,864)
Other	(22,083)	—
Deferred tax liabilities	(943,672)	(626,697)
Loss and tax credit carry-forwards	170,900	141,739
Deferred revenue on preneed funeral and cemetery contracts	180,283	38,823
Accrued liabilities	109,838	84,016
Other	—	2,007
Deferred tax assets	461,021	266,585
Less: Valuation allowance	(74,918)	(67,732)
Net deferred income tax liability	$(557,569)	$(427,844)
As a result of our acquisition of Stewart Enterprises, Inc., our net deferred tax liability decreased by $49.9 million primarily as a result of deferred taxes being recorded as part of the purchase accounting entries recording assets and liabilities at fair market value.
Deferred tax assets and Deferred income tax liabilities are recognized in our consolidated balance sheet as the following (in thousands):

	2013	2012
Current deferred tax assets	$39,074	$42,864
Non-current deferred tax assets	22,557	490
Non-current deferred tax liabilities	(619,200)	(471,198)
Net deferred income tax liability	$(557,569)	$(427,844)
In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Pursuant to the Stock Compensation Topic under the ASC, such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2013 and 2012 we have windfall tax benefits of $36.3 million and $29.1 million, respectively, which when realized will be recorded as a reduction to current taxes payable and a credit to Capital in excess of par value in our consolidated financial statements.
At December 31, 2013 and 2012, U.S. income taxes had not been provided on $241.5 million and $263.1 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2011 to December 31, 2013 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2010	$152,765
Additions to tax positions related to the current year	4,971
Additions to tax positions related to prior years	60
Statute expirations	(1,484)
Balance at December 31, 2011	$156,312
Reductions to tax positions related to the current year	(2,100)
Reductions to tax positions related to prior years	(10,224)
Balance at December 31, 2012	$143,988
Additions to tax positions related to the current year	3,019
Additions to tax positions related to the acquisition of Stewart, offset to goodwill	1,556
Reductions to tax positions related to prior years	(8,800)
Statute expirations	(2,844)
Balance at December 31, 2013	$136,919
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $37.1 million, $34.9 million, and $37.8 million as of December 31, 2013, 2012, and 2011, respectively.
During 2013, in accordance with the Income Tax Topic under the ASC, we recorded a decrease of $7.1 million in our liability for unrecognized tax benefits, of which $3.0 million was an increase to U.S. tax positions taken in the current year and $1.6 million was an increase related to U.S. tax positions related to acquired entities taken in prior fiscal years which was offset to goodwill. In addition we recorded a $8.8 million decrease to U.S. tax positions taken in prior years and a $2.8 million decrease related to the expiration of statute of limitations on positions taken in previous fiscal years.
Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $44.5 million, $41.6 million, and $41.8 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2013, 2012, and 2011, respectively. We recognized an increase of interest and penalties of $3.0 million in each of the years ended December 31, 2013, and 2011, and a decrease of interest and penalties of $0.2 million for the year ended December 31, 2012. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authority in Canada is auditing various tax returns. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and Subsidiaries received a letter of no change to its tax liability for the years 2008 through 2010. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdiction for years through 2010. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
Various subsidiaries have foreign, federal, and state carry-forwards in the aggregate of $3.2 billion with expiration dates through 2031. Such loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)
2014	$115	$17,052	$—	$17,167
2015	58	156,981	—	157,039
2016	121	35,886	—	36,007
2017	—	14,755	—	14,755
Thereafter	77,703	2,924,985	5	3,002,693
Total	$77,997	$3,149,659	$5	$3,227,661
In addition to the above loss carry-forwards, we have $67.5 million of foreign losses that have an indefinite expiration.
A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2013, we recorded a net $9.9 million increase in state valuation allowances, which is comprised of adjustments of $2.7 million to goodwill related to the Stewart acquisition and a $7.2 million increase in estimated net operating losses expected to expire unutilized. We recorded a $3.7 million decrease in federal valuation allowances related to net operating losses that we expect to utilize resulting in a decrease in federal valuation allowances which had been booked against deferred tax assets.
At December 31, 2013, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State (1)	Foreign	Total
		(In thousands)
Loss and tax credit carry-forwards	$36,799	$110,941	$23,160	$170,900
Valuation allowance	$—	$55,574	$19,344	$74,918
_________________________________

(1)	Presented net of Federal benefit
Our federal loss and tax credit carryforwards exclude windfall tax benefits, suspended net operating losses and credit carryforwards which, when realized, will reduce current income taxes payable by an additional $25.1 million.

10.	Debt
Debt as of December 31 was as follows:

	2013	2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,757
3.125% Senior Convertible Notes due July 2014	85,256	—
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
3.375% Senior Convertible Notes due July 2016	46,279	—
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
6.5% Senior Notes due April 2019	200,000	—
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	—
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	600,000	—
Bank credit facility due March 2016	—	86,600
Bank credit facility due July 2018	30,000	—
Obligations under capital leases	189,697	176,445
Mortgage notes and other debt, maturities through 2050	4,752	5,698
Unamortized premiums (discounts) and other, net	42,084	(4,292)
Total debt	3,301,910	1,948,050
Less:
Current maturities of debt, capital lease obligations, and mortgage notes	(123,738)	(32,072)
Current maturities of unamortized (premiums) discounts and other, net	(22,624)	643
Total current maturities	(146,362)	(31,429)
Total long-term debt	$3,155,548	$1,916,621
Current maturities of debt at December 31, 2013 primarily comprises the 3.125% Senior Convertible Notes due July 2014, including the related unamortized premium; our capital lease obligations; and mortgage notes. As of February 10, 2014, we have funded an additional $110.0 million from the credit facility to partially fund an aggregate $167.0 million in debt extinguishments comprised of $107.9 million in principal and premiums for our 3.125% Senior Convertible Notes due July 2014 and $59.1 million in principal and premiums for our 3.375% Senior Convertible Notes due July 2016. We did not incur any gains or losses as a result of these transactions.
Our consolidated debt had a weighted average interest rate of 5.25% and 6.28% at December 31, 2013 and 2012, respectively. Approximately 76% and 87% of our total debt had a fixed interest rate at December 31, 2013 and 2012, respectively.
The aggregate maturities of our debt for the five years subsequent to December 31, 2013 and thereafter (in thousands) are as follows:

	Debt Maturities	Premium (Discount) Maturities	Aggregate Maturities of Debt
2014	$123,738	$22,624	$146,362
2015	180,742	10,522	191,264
2016	260,387	5,947	266,334
2017	335,221	1,499	336,720
2018	915,708	1,749	917,457
2019 and thereafter	1,444,030	(257)	1,443,773
	$3,259,826	$42,084	$3,301,910

As mentioned above, we have paid down a total of $167.0 million of debt subsequent to year end including $107.9 million in principal and premiums associated with our 3.125% Senior Convertible Notes due July 2014 and $59.1 million in principal and premiums associated with our 3.375% Senior Convertible Notes due July 2016. We did not incur any gains or losses as a result of these transactions.

Stewart Acquisition Financing
When we entered into a definitive agreement to acquire Stewart on May 28, 2013, the Company also entered into an agreement with a leading bank to provide $1.825 billion of committed financing. This committed financing consisted of a $500 million replacement revolving facility (to be provided in the event amendments to SCI's existing bank credit facility could not be obtained), a $600 million term loan, and a $725 million senior unsecured bridge facility. The unsecured bridge facility was terminated upon consummation of the new $1.1 billion credit agreement and $425 million Senior Notes issuance noted below.
In July 2013, we entered into a new credit agreement with a syndicate of banks. The new $1.1 billion credit agreement replaced the existing $500 million bank credit facility providing for a new $500 million bank credit facility and a $600 million term loan, both maturing in July 2018. On December 23, 2013, we funded $30 million on our revolving credit facility and the entire $600 million term loan in connection with closing the Stewart acquisition. As of February 10, 2014, we have funded an additional $110.0 million to partially fund $167.0 million in debt extinguishments of principal and premiums for our 3.125% Senior Convertible Notes due 2014 and our 3.375% Senior Convertible Notes due 2016 in the amounts of $107.9 million and $59.1 million, respectively. After the acquisition, the credit agreement requires us to use the first $200 million of divestiture proceeds to prepay our term loan while our leverage ratio exceeds 3.75X (net debt to EBITDA as defined in the credit agreement). The new $500 million bank credit facility was used partially to fund the Stewart acquisition, but will primarily exist to provide the Company with flexibility for general corporate purposes.
In June 2013, Stewart launched a consent solicitation from the holders of Stewart's $200 million 6.5% Senior Notes due April 2019, which notes are expected to remain outstanding after our acquisition of Stewart. The consent solicitation requested, among other things, the waiver of the holders' change of control rights as they relate to the Stewart acquisition. Consenting holders received a 0.25% fee based on the aggregate principal amount of notes for which consents were delivered (half of which was immediately payable and half of which was paid upon the closing of the Stewart acquisition), and upon the closing of the Stewart acquisition, SCI provided a guarantee of the notes. This consent solicitation was successful and the applicable waivers were effective upon closing of the Stewart acquisition.
Finally, in July 2013, the Company issued $425 million in 5.375% Senior Notes due January 2022, which were held in escrow. On December 23, 2013 the net proceeds of these notes were released from escrow and used in connection with the closing of the Stewart acquisition. The notes are subject to the provisions of the Company's Senior Indenture dated as of February 1, 1993, as amended, which includes certain covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
Bank Credit Facility
As of December 31, 2012 we had a $500.0 million bank credit facility due March 2016 with a syndicate of financial institutions, including a sublimit of $175 million for letters of credit. As noted, in July 2013, the company entered into a new $500 million bank credit facility maturing July 2018.
In conjunction with entering into the new bank credit facility, all outstanding cash advances of $86.6 million were repaid. Our new bank credit facility includes a $175 million sublimit for letters of credit and provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. At December 31, 2013, we had $30 million outstanding cash advances under our bank credit facility and use it to support $32.3 million of letters of credit. As of February 10, 2014, we have $140.0 million outstanding under our credit facility. We pay a quarterly fee on the unused commitment, which was 0.25%. Additionally, with the acquisition of Stewart, we have agreed to maintain $18.8 million in availability under the credit facility until March 23, 2014 to satisfy bonding requirements with the state of Florida. As of December 31, 2013, we have $418.9 million in borrowing capacity under the facility. As of February 10, 2014, we have $308.9 million in borrowing capacity under the facility.
Debt Issuances and Additions
In July 2013, the Company issued $425 million in 5.375% Senior Notes due January 2022. As noted in the Stewart Acquisition Financing above, these funds were held in escrow until we closed on the Stewart acquisition on December 23, 2013. In conjunction with the Stewart acquisition, we assumed $200.0 million, $85.3 million, and $46.3 million in aggregate principle amount of 6.5% senior notes due 2019, 3.125% Senior Convertible Notes due 2014, and 3.375% Senior Convertible Notes due 2016, respectively. These notes had fair value premiums of $10.0 million, $21.7 million, and $14.2 million, respectively, which are included in unamortized premiums (discounts) and other, net above as of December 31, 2013. As of February 10, 2014, we have paid off $35.8 million in premiums associated with the 3.125% Senior Convertible Notes due 2014 and 3.375% Senior Convertible Notes due 2016. We did not incur any gains or losses as a result of these transactions.
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
Debt Extinguishments and Reductions
In addition to repaying $86.6 million of outstanding cash advances on our previous credit facility during 2013, we paid an aggregate of $31.8 million to repay our remaining $4.8 million 7.875% Debenture due February 2013, to retire $26.4 million in capital lease obligations and to extinguish $0.6 million in other debt. Certain of the above transactions resulted in the recognition of a gain $0.5 million recorded in gains on early extinguishment of debt, net in our Consolidated Statement of Operations. As mentioned above, we have paid down a total of $167.0 million in debt including $107.9 million in principal and premiums associated with our 3.125% Senior Convertible Notes due July 2014 and $59.1 million in principal and premiums associated with our 3.375% Senior Convertible Notes due July 2016. We did not incur any gains or losses as a result of these transactions.
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
Capital Leases
In 2013, 2012, and 2011 we acquired $40.1 million, $78.9 million, and $31.3 million, respectively, of transportation equipment using capital leases. See additional information regarding these leases in Note 12.
Additional Debt Disclosures
At December 31, 2013 and 2012, we have deposits of $7.6 million and $1.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments and is included in Deferred charges and other assets in our consolidated balance sheet. Unamortized premium (discounts) and other, net, totaling $42.1 million and $(4.3) million at December 31, 2013 and 2012, respectively, primarily consist of premiums for our 3.125% Senior Convertible Notes due July 2014, 3.375% Senior Convertible Notes due July 2016, and 6.5% Senior Notes due April 2019, partially offset by discounts on our 6.75% Senior Notes due April 2015, 6.75% Senior Notes due April 2016, 7.0% Senior Notes due June 2017, and our 8.0% Senior Notes due November 2021. As of February 10, 2014, we have extinguished $35.8 million in premiums associated with our 3.125% Senior Convertible Notes due 2014 and 3.375% Senior Convertible Notes due 2016. We did not incur any gains or losses as a result of these transactions.
We had assets of approximately $2.1 million and $3.1 million pledged as collateral for the mortgage notes and other debt at December 31, 2013 and 2012, respectively.
Cash interest payments for the three years ended December 31 (in thousands) were as follows:

Payments in 2013	$125,022
Payments in 2012	131,723
Payments in 2011	129,105
Cash interest payments forecasted as of December 31, 2013 for the five years subsequent to December 31, 2013 and thereafter (in thousands) are as follows:

Payments in 2014	$164,871
Payments in 2015	156,580
Payments in 2016	143,296
Payments in 2017	127,496
Payments in 2018	112,415
Payments in 2019 and thereafter	255,429

11.	Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The carrying values of receivables on preneed funeral and cemetery contracts approximate fair value due to the diverse number of individual contracts with varying terms.
The fair value of our debt instruments at December 31 was as follows:

	2013	2012
	(In thousands)
7.875% Debentures due February 2013	$—	$4,786
3.125% Senior Convertible Notes due July 2014	106,939	—
6.75% Senior Notes due April 2015	144,653	150,112
6.75% Senior Notes due April 2016	214,904	222,049
3.125% Senior Convertible Notes due July 2016	60,487	—
7.0% Senior Notes due June 2017	333,259	341,094
7.625% Senior Notes due October 2018	288,875	298,750
6.5% Senior Notes due April 2019	210,000	—
7.0% Senior Notes due May 2019	270,000	276,250
4.5% Senior Notes due November 2020	192,610	204,500
8.0% Senior Notes due November 2021	173,625	186,000
5.375% Senior Notes due January 2022	431,588	—
7.5% Senior Notes due April 2027	215,750	215,500
Term Loan due July 2018	600,000	—
Bank credit facility due March 2016	—	86,600
Bank credit facility due July 2018	30,000	—
Mortgage notes and other debt, maturities through 2047	4,752	5,698
Total fair value of debt instruments	$3,277,442	$1,991,339
The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 1 of the Fair Value Measurements hierarchy as required by the FVM&D Topic of the ASC. The term loan, bank credit facility, and the mortgage and other debt are classified within Level 3 of the Fair Value Measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.
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
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $28.4 million, $26.8 million, and $25.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2014	$15,098	$38,652
2015	13,051	50,627
2016	11,363	18,178
2017	9,343	36,932
2018	8,148	32,418
2019 and thereafter	65,281	12,890
Total	$122,284	$189,697
Less: Interest on capital leases		(19,892)
Total principal payable on capital leases		$169,805
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2013, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2014	$3,034	$756	$5,180	$8,970
2015	1,645	458	4,100	6,203
2016	831	181	3,744	4,756
2017	698	69	3,503	4,270
2018	324	69	3,335	3,728
2019 and thereafter	141	125	7,453	7,719
Total	$6,673	$1,658	$27,315	$35,646
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2013 and 2012, we have self-insurance reserves of $78.0 million, including $21.5 million in reserves assumed as part of the acquisition of Stewart, and $57.5 million, respectively.
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
Reyvis Garcia and Alicia Garcia v. Alderwoods Group, Inc., Osiris Holding of Florida, Inc., a Florida corporation, d/b/a Graceland Memorial Park South, f/k/a Paradise Memorial Gardens, Inc. , was filed in December 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No. 04-25646 CA 32. Plaintiffs are the son and sister of the decedent, Eloisa Garcia, who was buried at Graceland Memorial Park South in March 1986, when the cemetery was owned by Paradise Memorial Gardens, Inc. Initially, the suit sought damages on the individual claims of the plaintiffs relating to the burial of Eloisa Garcia. Plaintiffs claimed that due to poor recordkeeping, spacing issues and maps, and the fact that the family could not afford to purchase a marker for the grave, the burial location of the decedent could not be readily located. Subsequently, the decedent’s grave was located and verified. In July 2006, plaintiffs amended their complaint, seeking to certify a class of all persons buried at this cemetery whose burial sites cannot be located, claiming that this was due to poor recordkeeping, maps, and surveys at the cemetery. Plaintiffs subsequently filed a third amended class action complaint and added two additional named plaintiffs. The plaintiffs are seeking unspecified monetary damages, as well as equitable and injunctive relief. On May 4, 2011, the trial court certified a class and we appealed that ruling. On July 31, 2013, the Court of Appeals reversed the order certifying the case. In November 2013, we settled this case for an amount which is not material to the Company.
Robert Scott, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al.(previously styled F. Charles Sands,et al. v. Eden Memorial Park, et al.) Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles - Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Trial proceedings commenced in January 2014, and we expect the proceedings could continue for several weeks. We cannot quantify our ultimate liability, if any, for the payment of any damages.
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
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's proposed acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages and an injunction against the proposed combination. We have filed exceptions to the plaintiffs’ complaint, but the case was stayed until after the closing of the acquisition. We cannot quantify our ultimate liability, if any, for the payment of damages.
The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

13.	Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2013 or 2012. At December 31, 2013 and 2012, 500,000,000 common shares of $1 par value were authorized. We had 212,316,642 and 211,046,501 shares issued and outstanding, net of 10,000 and 10,000 shares held in treasury at par at December 31, 2013 and 2012, respectively.
Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2010	$112,768	$—	$112,768
Activity in 2011	(6,916)	—	(6,916)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(80,789)	(80,789)
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	80,789	80,789
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	5,865	—	5,865
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	95,686	95,686
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(95,686)	(95,686)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(23,276)		(23,276)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(113,553)	(113,553)
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	113,553	113,553
Balance at December 31, 2013	$88,441	$—	$88,441
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During 2013, there were no shares repurchased under our stock repurchase program. During 2012, we repurchased 15,294,567 shares of common stock at an aggregate cost of $184.9 million, which is an average cost per share of $12.09. During 2011, we repurchased 19,752,174 shares of common stock at an aggregate cost of $195.7 million, which is an average cost per share of $9.91. In November 2012, our Board of Directors approved an additional increase in our share repurchase program authorizing the investment of up to an additional $155.0 million to repurchase our common stock, bringing total authorization up to $200.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $190.1 million at December 31, 2013.
Cash Dividends
On November 12, 2013, our Board of Directors approved a cash dividend of $0.07 per common share paid on December 31, 2013 to stockholders of record as of December 13, 2013. We paid $57.2 million, $60.3 million, and $44.8 million in cash dividends in 2013, 2012, and 2011, respectively. In 2012, five dividends were paid including the fourth quarter 2012 dividend, which historically would have been paid in the first quarter of 2013. On February 12, 2014 our Board of Directors approved a cash dividend of $0.08 per common share payable on March 28, 2014 to stockholders of record as of March 15, 2014.
Noncontrolling Interests
During the twelve months ended December 31, 2013, we acquired an additional 20% of the outstanding shares of The Neptune Society, Inc. for $23.3 million, increasing our ownership from 70.0% to 90.0%.

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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2013 and 2012, 6,744,936 and 9,218,551 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
Assumptions	2013	2012	2011
Dividend yield	1.9%	1.8%	2.4%
Expected volatility	35.2%	40.8%	38.4%
Risk-free interest rate	0.7%	0.8%	2.4%
Expected holding period (years)	4.0	5.0	5.0

The following table summarizes certain information with respect to stock option and restricted share compensation for 2013, 2012, and 2011, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2013	2012	2011
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$11,925	$10,983	$9,144
Income tax benefit related to share-based compensation included in net income	$4,689	$4,092	$3,218
We realized windfall tax deductions of $7.3 million, $16.3 million, and $4.9 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2013, 2012, and 2011, respectively. Pursuant to the Stock-Based Compensation Topic of the ASC, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2013:
(Shares reported in whole numbers and not in thousands)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	12,401,970	$8.84
Granted	2,041,330	$15.26
Exercised	(1,087,153)	$8.58
Canceled	(36,397)	$10.31
Outstanding at December 31, 2013	13,319,750	$9.84
Exercisable at December 31, 2013	9,205,267	$8.51
During the twelve months ended December 31, 2013, 36,397 of the canceled shares were forfeited. The aggregate intrinsic value for stock options outstanding and exercisable was $110.4 million and $88.6 million, respectively, at December 31, 2013.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2013:
(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31,	Weighted- Average Remaining	Weighted- Average	Number Exercisable at December 31,	Weighted- Average
Range of Exercise Price	2013	Contractual Life	Exercise Price	2013	Exercise Price
$4.01 — 8.00	3,902,973	3.6	$5.76	3,902,973	$5.76
$8.01 — 12.00	7,220,947	3.9	$10.45	5,147,794	$10.47
$12.01 — 16.00	2,195,830	6.7	$15.07	154,500	$12.67
$4.01 — 16.00	13,319,750	4.2	$9.84	9,205,267	$8.51

Other information pertaining to option activity during the years ended December 31 is as follows:

	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$3.68	$3.41	$2.73
Total fair value of stock options vested (in thousands)	$5,997	$5,088	$5,015
Total intrinsic value of stock options exercised (in thousands)	$8,855	$20,333	$5,184
For the years ended December 31, 2013, 2012, and 2011, cash received from the exercise of stock options was $6.3 million, $18.4 million, and $8.2 million, respectively. We recognized compensation expense of $6.7 million, $6.2 million, and $5.1 million related to stock options for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, the unrecognized compensation expense related to stock options of $8.0 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
Restricted share activity was as follows:
(Shares reported in whole numbers)

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2012	1,104,579	$9.78
Granted	378,280	$15.26
Vested	(296,886)	$8.63
Canceled	(2,744)	$10.32
Nonvested restricted shares at December 31, 2013	1,183,229	$11.81
The fair market value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2013, unrecognized compensation expense of $6.2 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $5.2 million, $4.9 million, and $4.1 million during the years ended December 31, 2013, 2012, and 2011, respectively, related to our restricted shares.

15.	Retirement Plans
We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills Trustees, a Rose Hills Supplemental Retirement Plan, and a Stewart Supplemental Retirement Plan (collectively, the “Plans”). We also provide a 401(k) employee savings plan. All of our Plans have a measurement date of December 31.
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
The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2013	2012	2011
	(In thousands)
Interest cost on projected benefit obligation	$780	$1,109	$1,306
Actual return on plan assets	—	—	—
Recognized net actuarial (gains) losses	(1,205)	1,418	(289)
	$(425)	$2,527	$1,017
The Plans’ funded status at December 31 was as follows:

	2013	2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$28,674	$29,214
Acquisition of benefit obligation	21,407	—
Interest cost	780	1,109
Actuarial loss	(856)	1,806
Benefits paid	(12,506)	(3,455)
Benefit obligation at end of year	$37,499	$28,674
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	12,506	3,455
Benefits paid, including expenses	(12,506)	(3,455)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(37,499)	$(28,674)
Net amount recognized in the Consolidated Balance Sheet	$(37,499)	$(28,674)
Funding Summary:
Projected benefit obligations	$37,499	$28,674
Accumulated benefit obligation	$37,499	$28,674
Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(37,499)	$(28,674)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at

December 31, 2013 and 2012 was $47.4 million and $49.8 million, respectively, and the cash surrender value was $35.8 million and $37.2 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
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

	2013	2012	2011
Weighted average discount rate used to determine obligations	3.66%	2.90%	4.05%
Weighted average discount rate used to determine net periodic pension cost	2.90%	4.05%	4.41%
The following benefit payments are expected to be paid in future years related to our Plans:

2014	$4,274
2015	3,995
2016	3,768
2017	3,482
2018	3,286
Years 2019 through 2023	13,397
We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2013, 2012, and 2011 we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2013, 2012, and 2011 was $24.3 million, $23.1 million, and $22.3 million, respectively.

16.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
2013
Revenues from external customers	$1,704,375	$852,007	$2,556,382
Interest expense	4,736	348	5,084
Depreciation and amortization	92,879	23,460	116,339
Amortization of intangible assets	17,245	4,590	21,835
Gross profit	350,940	198,629	549,569
Amortization of cemetery property	—	48,344	48,344
Total assets	5,765,137	6,574,402	12,339,539
Capital expenditures	50,449	58,315	108,764
2012
Revenues from external customers	$1,625,738	$784,743	$2,410,481
Interest expense	4,302	384	4,686
Depreciation and amortization	91,035	22,773	113,808
Amortization of intangible assets	18,803	5,021	23,824
Gross profit	347,800	175,413	523,213
Amortization of cemetery property	—	44,976	44,976
Total assets	4,537,444	4,808,558	9,346,002
Capital expenditures	43,984	58,155	102,139
2011
Revenues from external customers	$1,573,498	$742,542	$2,316,040
Interest expense	3,957	305	4,262
Depreciation and amortization	89,872	21,355	111,227
Amortization of intangible assets	18,582	5,540	24,122
Gross profit	329,410	147,092	476,502
Amortization of cemetery property	—	40,046	40,046
Total assets	4,494,331	4,496,749	8,991,080
Capital expenditures	45,275	57,972	103,247
The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable Segments	Corporate	Consolidated
	(In thousands)
2013
Revenue from external customers	$2,556,382	$—	$2,556,382
Interest expense	5,084	137,276	142,360
Depreciation and amortization	116,339	6,263	122,602
Amortization of intangible assets	21,835	24	21,859
Total assets	12,339,539	566,531	12,906,070
Capital expenditures	108,764	4,320	113,084
2012
Revenue from external customers	$2,410,481	$—	$2,410,481
Interest expense	4,686	130,382	135,068
Depreciation and amortization	113,808	6,419	120,227
Amortization of intangible assets	23,824	29	23,853
Total assets	9,346,002	337,566	9,683,568
Capital expenditures	102,139	13,489	115,628
2011
Revenue from external customers	$2,316,040	$—	$2,316,040
Interest expense	4,262	129,520	133,782
Depreciation and amortization	111,227	6,820	118,047
Amortization of intangible assets	24,122	1,469	25,591
Total assets	8,991,080	336,732	9,327,812
Capital expenditures	103,247	15,128	118,375
The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2013	2012	2011
	(In thousands)
Gross profit from reportable segments	$549,569	$523,213	$476,502
General and administrative expenses	(155,136)	(121,891)	(101,826)
Losses on divestitures and impairment charges, net	(6,263)	(1,533)	(10,977)
Operating income	388,170	399,789	363,699
Interest expense	(142,360)	(135,068)	(133,782)
Gains (losses) on early extinguishment of debt, net	468	(22,706)	(3,509)
Other (expense) income, net	(559)	3,668	(772)
Income from continuing operations before income taxes	$245,719	$245,683	$225,636

Our geographic area information was as follows:

	United States	Canada	Germany	Total
	(In thousands)
2013
Revenues from external customers	$2,334,676	$215,799	$5,907	$2,556,382
Interest expense	141,991	369	—	142,360
Depreciation and amortization	111,210	11,025	367	122,602
Amortization of intangible assets	20,846	1,013	—	21,859
Amortization of cemetery property	42,972	5,372	—	48,344
Operating income	331,143	56,513	514	388,170
Losses on divestitures and impairment charges, net	(5,958)	(305)	—	(6,263)
Long-lived assets	6,660,263	329,785	2,868	6,992,916
2012
Revenues from external customers	$2,191,532	$212,898	$6,051	$2,410,481
Interest expense	134,643	425	—	135,068
Depreciation and amortization	108,411	11,451	365	120,227
Amortization of intangible assets	22,433	1,420	—	23,853
Amortization of cemetery property	39,803	5,173	—	44,976
Operating income	346,289	53,081	419	399,789
Losses on divestitures and impairment charges, net	(1,502)	(9)	(22)	(1,533)
Long-lived assets	4,575,926	359,882	2,918	4,938,726
2011
Revenues from external customers	$2,103,738	$205,733	$6,569	$2,316,040
Interest expense	133,479	303	—	133,782
Depreciation and amortization	105,931	11,723	393	118,047
Amortization of intangible assets	24,223	1,368	—	25,591
Amortization of cemetery property	35,375	4,671	—	40,046
Operating income	311,790	51,367	542	363,699
Losses on divestitures and impairment charges, net	(10,299)	(678)		(10,977)
Long-lived assets	4,553,557	351,813	3,038	4,908,408

17.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents:
Cash	$105,241	$52,431
Commercial paper and temporary investments	39,632	40,277
	$144,873	$92,708
Receivables, net:
Notes receivable	$1,140	$976
Atneed funeral receivables, net of allowances of $8,895 and $7,194, respectively	68,565	70,208
Atneed cemetery receivables, net of allowances of $2,140 and $1,690, respectively	16,399	14,408
Other	19,795	16,225
	$105,899	$101,817
Other current assets:
Income tax receivable	$2,841	$4,805
Prepaid insurance	8,583	4,258
Restricted cash	6,550	1,484
Bond conversion asset	21,682	—
Deferred debt issuance costs	9,082	4,393
Other	16,029	5,606
	$64,767	$20,546
Cemetery property:
Undeveloped land	$1,209,143	$1,077,930
Developed lots, lawn crypts, and mausoleum spaces	539,924	412,018
	$1,749,067	$1,489,948
Property and equipment:
Land	$610,348	$524,381
Buildings and improvements	1,786,952	1,596,888
Operating equipment	502,313	482,476
Leasehold improvements	28,558	27,532
Capital leases	185,875	181,386
	3,114,046	2,812,663
Less: Accumulated depreciation	(1,084,589)	(1,070,385)
Less: Accumulated amortization of capital leases	(106,496)	(101,177)
	$1,922,961	$1,641,101
Deferred charges and other assets:
Intangible assets, net	422,486	257,703
Restricted cash	2,409	4,457
Non-current deferred tax assets	22,557	490
Notes receivable, net of allowances of $10,986 and $1,316, respectively	11,651	10,334
Cash surrender value of insurance policies	90,177	84,875
Other	111,954	67,408
	$661,234	$425,267

	December 31,
	2013	2012
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$143,385	$104,025
Accrued compensation	104,466	97,750
Accrued interest	36,583	20,709
Accrued property taxes	13,756	14,246
Self insurance reserves	77,962	57,543
Bank overdraft	5,152	22,240
Bond conversion liability	18,744	—
Other accrued liabilities	86,600	57,270
	$486,648	$373,783
Other liabilities:
Accrued pension	$35,629	$27,374
Deferred compensation	65,605	59,897
Customer refund obligation reserve	59,826	70,656
Tax liability	181,455	185,568
Indemnification liability	442	1,681
Payable to perpetual care fund	56,501	41,806
Other	30,935	12,968
	$430,393	$399,950

Revenues and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Merchandise revenues:
Funeral	$586,631	$554,518	$524,695
Cemetery	609,143	554,504	516,683
Total merchandise revenues	1,195,774	1,109,022	1,041,378
Services revenues:
Funeral	993,296	969,088	958,602
Cemetery	212,962	203,104	195,369
Total services revenues	1,206,258	1,172,192	1,153,971
Other revenues	154,350	129,267	120,691
Total revenues	$2,556,382	$2,410,481	$2,316,040
Merchandise costs and expenses:
Funeral	$268,310	$260,699	$259,462
Cemetery	254,091	234,034	222,634
Total cost of merchandise	522,401	494,733	482,096
Services costs and expenses:
Funeral	551,812	523,811	495,268
Cemetery	101,067	98,914	97,474
Total cost of services	652,879	622,725	592,742
Overhead and other expenses	831,533	769,810	764,700
Total cost and expenses	$2,006,813	$1,887,268	$1,839,538
Certain Non-Cash Financing Transactions

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Dividends accrued but not paid	$—	$—	$11,027
Options exercised by attestation	$3,004	$—	$—
Shares repurchased	$(3,004)	$—	$—

18.	Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2013	2012	2011
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$143,848	$152,546	$144,903
After tax interest on convertible debt	51	51	51
Net income — diluted	$143,899	$152,597	$144,954
Weighted average shares:
Weighted average shares — basic	211,811	215,712	234,242
Stock options	4,082	3,233	2,306
Convertible debt	121	121	121
Weighted average shares — diluted	216,014	219,066	236,669
Net income per share:
Basic	$0.68	$0.71	$0.62
Diluted	$0.67	$0.70	$0.61
The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options not currently included in the computation of diluted EPS in shares are 1.2 million, 1.3 million, and 4.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

19.	Acquisition
Stewart
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt.
We incurred acquisition costs of $39.7 million of which $28.4 million is included in General and administrative expenses and $11.3 million is included in Interest expense for the year ended December 31, 2013.
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Stewart enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Stewart’s preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of December 23, 2013:

(In thousands)
Accounts receivable	$14,638
Other current assets	197,899
Cemetery property	284,775
Property and equipment, net	340,456
Preneed funeral and cemetery receivables and trust investments	655,010
Finite-lived intangible assets	106,278
Indefinite-lived intangible assets	79,400
Acquired assets held for sale	434,248
Deferred charges and other assets	278,320
Goodwill	578,578
Total assets acquired	2,969,602
Current liabilities	217,220
Long-term debt	270,668
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	782,858
Assumed liabilities held for sale	153,637
Deferred income taxes	100,169
Other liabilities	279,577
Total liabilities assumed	1,804,129
Noncontrolling interest	118
Net assets acquired	$1,165,355
We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.
The gross amount of accounts receivable is $16.9 million, of which $2.3 million is not expected to be collected. Included in Preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $147.5 million. The gross amount due under the contracts is $165.7 million, of which $18.2 million is not expected to be collected.
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $578.6 million in goodwill recognized, $260.4 million was allocated to our cemetery segment and $318.2 million was allocated to our funeral segment. As a result of the carryover of Stewart’s tax basis, $3.0 million of this goodwill is deductible for tax purposes. The identified intangible assets are comprised of the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance claims	10	20	$28,500
Other preneed customer relationships	10	14	44,251
Selling and management agreements	20	40	11,000
Covenants-not-to-compete	5	15	5,480
Operating leases	26	34	7,897
Tradenames	5	5	9,150
Tradenames		Indefinite	77,900
Licenses and permits		Indefinite	1,500
Total intangible assets			$185,678
Included in our results of operations for the twelve months ended December 31, 2013 is revenue of $11.4 million and net income of $0.8 million for the period from the acquisition date (December 23, 2013) through December 31, 2013. The following unaudited pro forma summary presents financial information as if the acquisition had occurred on January 1, 2012:

	2013	2012
	(In thousands)
	(unaudited)
Revenue	$2,919,278	$2,848,451
Net income	$203,916	$135,010

Neptune
The Company acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune) on June 3, 2011 for $44 million. During 2013, we acquired an additional 20% of the outstanding shares of Neptune increasing our ownership from 70% to 90%. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states at the time of our original acquisition. Neptune operates under the brand names Neptune Society, Neptune Cremation Service, and Trident Society. With this acquisition we will expanded our footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network. We have completed our evaluation of purchase price allocation. As a result of this acquisition, we recognized $37.6 million of intangible assets and $37.3 million of goodwill.

20.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following for the years ended December 31:

	2013	2012	2011
	(In thousands)
(Losses) gains on divestitures, net	$(3,350)	$617	$(8,526)
Impairment losses	(2,913)	(2,150)	(2,451)
	$(6,263)	$(1,533)	$(10,977)
Assets Held for Sale
In connection with the acquisition of Stewart, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC will require us to divest as a result of the acquisition. The consent order has been approved by the FTC commissioners. As a result, these properties have been classified as assets held for sale in our December 31, 2013consolidated balance sheet. In connection with this revised classification, we have recorded an impairment loss related to legacy SCI locations of approximately $0.8 million in our Consolidated Statement of Operations for the year ended December 31, 2013.
Net assets held for sale at December 31, 2013 were as follows:

(In thousands)
Current assets	$4,569
Preneed funeral and cemetery receivables and trust investments	342,728
Cemetery property	83,115
Property and equipment, net	63,356
Goodwill	126,877
Deferred charges and other assets	38,050
Cemetery perpetual care trust investments	83,426
Total assets	$742,121
Accounts payable and accrued liabilities	3,183
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	340,418
Care trusts' corpus	83,426
Other long term liabilities	4,209
Total liabilities	431,236
Net assets held for sale	$310,885

21. Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
In conjunction with the Stewart acquisition, we assumed $200.0 million, $85.3 million, and $46.3 million in aggregate principle amount of 6.5% senior notes due 2019, 3.125% convertible senior notes due 2014, and 3.375% convertible seniors notes due 2016, respectively, that were originally issued by Stewart Enterprises, Inc. ('Subsidiary Issuer') and issued a parent guarantee of the 6.5% senior notes due 2019.
The following tables present the condensed consolidating historical financial statements as of December 31, 2013 and December 31, 2012 and for the fiscal years ended December 31, 2013, 2012 and 2011, for SCI ('Parent') on a parent only basis; the Subsidiary Issuer on a parent only basis; the Guarantor subsidiaries, which serve as guarantors for all three notes, on a combined basis; all other non-guarantor subsidiaries on a combined basis; the eliminations necessary to arrive at the information for the Company on a consolidated basis; and the Company on a consolidated basis.
Non-guarantor subsidiaries of the three notes include the Puerto Rican subsidiaries of the Subsidiary Issuer; Investors Trust, Inc.; certain immaterial domestic subsidiaries of the Subsidiary Issuer, which are not 100 percent-owned, or are prohibited by law from guaranteeing the notes; and all subsidiaries of the Parent that are not subsidiaries of Stewart Enterprises, Inc. The guarantor subsidiaries of the notes are 100 percent-owned directly or indirectly by the Parent and the Subsidiary Issuer. The guarantees are full and unconditional and joint and several. Statement of Operations, Comprehensive Income, and Cash Flows information for the Subsidiary Issuer and Guarantor Subsidiaries below is from the date of acquisition, December 23, 2013.
Condensed Consolidating Statements of Operations

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$11,349	$2,545,033	$—	$2,556,382
Costs and expenses	—	—	(9,648)	(1,997,165)	—	(2,006,813)
Gross profits	—	—	1,701	547,868	—	549,569
General and administrative expenses	(30,492)	(451)	—	(124,193)	—	(155,136)
Losses on divestitures and impairment charges, net	—	—	—	(6,263)	—	(6,263)
Operating income	$(30,492)	$(451)	$1,701	$417,412	$—	$388,170
Interest expense	(135,362)	(472)	—	(6,526)	—	(142,360)
Gains on early extinguishment of debt, net	—	—	—	468	—	468
Equity in subsidiaries	248,784	1,068	—	—	(249,852)	—
Other (expense) income, net	—	—	(20)	(539)	—	(559)
Income from continuing operations before income taxes	$82,930	$145	$1,681	$410,815	$(249,852)	$245,719
Benefit (provision) for income taxes	60,918	360	(656)	(157,237)	—	(96,615)
Net income	143,848	505	1,025	253,578	(249,852)	149,104
Net income attributable to noncontrolling interests	$—	$—	$—	$—	$(5,256)	$(5,256)
Net income attributable to common stockholders	$143,848	$505	$1,025	$253,578	$(255,108)	$143,848

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2012
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,410,481	$—	$2,410,481
Costs and expenses	—	(1,887,268)	—	(1,887,268)
Gross profits	—	523,213	—	523,213
General and administrative expenses	(2,062)	(119,829)	—	(121,891)
Losses on divestitures and impairment charges, net	—	(1,533)	—	(1,533)
Operating income	$(2,062)	$401,851	$—	$399,789
Interest expense	(128,950)	(6,118)	—	(135,068)
Losses on early extinguishment of debt, net	(22,706)	—	—	(22,706)
Equity in subsidiaries	249,803	—	(249,803)	—
Other income (expense), net	—	3,668	—	3,668
Income from continuing operations before income taxes	$96,085	$399,401	$(249,803)	$245,683
Benefit (provision) for income taxes	56,461	(148,009)	—	(91,548)
Net income	152,546	251,392	(249,803)	154,135
Net income attributable to noncontrolling interests	$—	$—	$(1,589)	$(1,589)
Net income attributable to common stockholders	$152,546	$251,392	$(251,392)	$152,546

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,316,040	$—	$2,316,040
Costs and expenses	—	(1,839,538)	—	(1,839,538)
Gross profits	—	476,502	—	476,502
General and administrative expenses	(1,940)	(99,886)	—	(101,826)
Losses on divestitures and impairment charges, net	—	(10,977)	—	(10,977)
Operating income	$(1,940)	$365,639	$—	$363,699
Interest expense	(128,315)	(5,467)	—	(133,782)
Losses on early extinguishment of debt, net	(3,509)	—	—	(3,509)
Equity in subsidiaries	229,536	—	(229,536)	—
Other income (expense), net	—	(772)	—	(772)
Income from continuing operations before income taxes	$95,772	$359,400	$(229,536)	$225,636
Benefit (provision) for income taxes	49,131	(128,535)	—	(79,404)
Net income	144,903	230,865	(229,536)	146,232
Net income attributable to noncontrolling interests	$—	$—	$(1,329)	$(1,329)
Net income attributable to common stockholders	$144,903	$230,865	$(230,865)	$144,903

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$143,848	$505	$1,025	$253,578	$(249,852)	$149,104
Other comprehensive income	(23,276)	—	—	(23,276)	18,020	(28,532)
Total comprehensive income attributable to common stockholders	$120,572	$505	$1,025	$230,302	$(231,832)	$120,572

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2012
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$152,546	$251,392	$(249,803)	$154,135
Other comprehensive income	5,865	5,865	(7,454)	4,276
Total comprehensive income attributable to common stockholders	$158,411	$257,257	$(257,257)	$158,411

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2011
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$144,903	$230,865	$(229,536)	$146,232
Other comprehensive income	(6,916)	(6,916)	5,587	(8,245)
Total comprehensive income attributable to common stockholders	$137,987	$223,949	$(223,949)	$137,987

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,543	$1,898	$89,432	$—	$144,873
Receivables, net	—	442	23,908	81,549	—	105,899
Inventories, net	—	—	10,822	23,743	—	34,565
Current assets held for sale	—	—	3,333	1,236	—	4,569
Other	9,083	29,133	34,611	31,014	—	103,841
Total current assets	$9,083	$83,118	$74,572	$226,974	$—	$393,747
Equity in subsidiaries	4,132,098	874,590	4,546	—	(5,011,234)	—
Preneed funeral receivables, net and trust investments	—	—	358,567	1,512,307	—	1,870,874
Preneed cemetery receivables, net and trust investments	—	—	265,346	2,035,565	—	2,300,911
Cemetery property, at cost	—	—	266,168	1,482,899	—	1,749,067
Property and equipment, net	—	15,243	308,267	1,599,451	—	1,922,961
Non-current assets held for sale	—	—	434,248	303,304	—	737,552
Deferred charges and other assets	42,068	31,807	179,811	407,548	—	661,234
Goodwill, net	—	578,578	—	1,343,524	—	1,922,102
Cemetery perpetual care trust investments	—	—	223,903	1,123,719	—	1,347,622
Total assets	$4,183,249	$1,583,336	$2,115,428	$10,035,291	$(5,011,234)	$12,906,070
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,914	$46,020	$43,706	$365,008	$—	$486,648
Current maturities of long-term debt	—	106,939	—	39,423	—	146,362
Current liabilities held for sale	—	—	1,647	1,536	—	3,183
Income taxes	—	560	1,427	4,404	—	6,391
Total current liabilities	31,914	153,519	46,780	410,371	—	642,584
Long-term debt	2,731,611	270,578	89	153,270		3,155,548
Deferred preneed funeral revenues	$—	$—	$177,097	$509,202	$—	$686,299
Deferred preneed cemetery revenues	—	—	33,561	889,594	—	923,155
Deferred tax liability	1,092	—	99,595	518,513	—	619,200
Non-current liabilities held for sale	—	—	153,637	274,416	—	428,053
Other liabilities	4,402	29,944	11,116	384,931	—	430,393
Deferred preneed funeral and cemetery receipts held in trust	—	—	503,667	2,746,919	—	3,250,586
Care trusts’ corpus	—	—	223,903	1,121,971	—	1,345,874
Equity:
Common stock	212,317	85,175	102	25	(85,302)	212,317
Other equity	1,113,472	1,044,120	865,881	2,937,638	(4,847,639)	1,113,472
Accumulated other comprehensive income	88,441	—	—	88,441	(88,441)	88,441
Total common stockholders’ equity	1,414,230	1,129,295	865,983	3,026,104	(5,021,382)	1,414,230
Noncontrolling interests	—	—	—	—	10,148	10,148
Total equity	1,414,230	1,129,295	865,983	3,026,104	(5,011,234)	1,424,378
Total liabilities and equity	4,183,249	1,583,336	2,115,428	10,035,291	(5,011,234)	12,906,070

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2012
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$92,708	$—	$92,708
Receivables, net	—	101,817	—	101,817
Inventories, net	—	24,560	—	24,560
Other	4,393	59,017	—	63,410
Total current assets	$4,393	$278,102	$—	$282,495
Equity in subsidiaries	3,108,856	—	(3,108,856)	—
Preneed funeral receivables, net and trust investments	—	1,535,932	—	1,535,932
Preneed cemetery receivables, net and trust investments	—	1,826,835	—	1,826,835
Cemetery property, at cost	—	1,489,948	—	1,489,948
Property and equipment, net	—	1,641,101	—	1,641,101
Goodwill, net	—	1,382,410	—	1,382,410
Deferred charges and other assets	23,357	401,910	—	425,267
Cemetery perpetual care trust investments	—	1,099,580	—	1,099,580
Total assets	$3,136,606	$9,655,818	$(3,108,856)	$9,683,568
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	20,761	353,022	—	373,783
Current maturities of long-term debt	4,757	26,672	—	31,429
Income taxes	—	6,892	—	6,892
Total current liabilities	$25,518	$386,586	$—	$412,104
Long-term debt	1,762,725	153,896	—	1,916,621
Deferred preneed funeral revenues	—	536,647	—	536,647
Deferred preneed cemetery revenues	—	861,148	—	861,148
Deferred tax liability	1,175	470,023	—	471,198
Other liabilities	4,161	395,789	—	399,950
Deferred preneed funeral and cemetery receipts held in trust	—	2,624,321	—	2,624,321
Care trusts’ corpus	—	1,098,752	—	1,098,752
Equity:
Common stock	211,047	24	(24)	211,047
Other equity	1,020,263	3,016,915	(3,016,915)	1,020,263
Accumulated other comprehensive income	111,717	111,717	(111,717)	111,717
Total common stockholders’ equity	$1,343,027	$3,128,656	$(3,128,656)	$1,343,027
Noncontrolling interests	—	—	19,800	19,800
Total equity	1,343,027	3,128,656	(3,108,856)	1,362,827
Total liabilities and equity	$3,136,606	$9,655,818	$(3,108,856)	$9,683,568

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(147,355)	$(25,024)	$1,737	$555,351	$—	$384,709
Cash flows from investing activities:
Capital expenditures	—	—	—	(113,084)	—	(113,084)
Acquisitions, net of cash acquired	(1,165,350)	114,875	1,898	(8,545)	—	(1,057,122)
Proceeds from divestitures and sales of property and equipment	—	—	—	13,072	—	13,072
Other	—	—	—	341	—	341
Distributions from subsidiaries	437,742	—	—	—	(437,742)	—
Net cash used in investing activities	(727,608)	114,875	1,898	(108,216)	(437,742)	(1,156,793)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,055,000	—	—	—	—	1,055,000
Debt issuance costs	(36,064)	—	—	—	—	(36,064)
Payments of debt	(91,265)	—	—	(571)	—	(91,836)
Early extinguishment of debt	(80)	—	—	—	—	(80)
Principal payments on capital leases	—	—	—	(26,280)	—	(26,280)
Proceeds from exercise of stock options	6,309	—	—	—	—	6,309
Purchase of Company common stock	(1,708)	—	—	—	—	(1,708)
Payments of dividends	(57,229)	—	—	—	—	(57,229)
Purchase of noncontrolling interest	—	—	—	(23,333)	—	(23,333)
Other	—	—	—	336	—	336
Distributions to parent	—	(36,308)	(1,737)	(399,697)	437,742	—
Net cash provided by (used in) financing activities	874,963	(36,308)	(1,737)	(449,545)	437,742	825,115
Effect of foreign currency	—	—	—	(866)	—	(866)
Net decrease in cash and cash equivalents	—	53,543	1,898	(3,276)	—	52,165
Cash and cash equivalents at beginning of period	—	—	—	92,708	—	92,708
Cash and cash equivalents at end of period	$—	$53,543	$1,898	$89,432	$—	$144,873

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(126,547)	$495,793	$—	$369,246
Cash flows from investing activities:
Capital expenditures	—	(115,628)	—	(115,628)
Acquisitions, net of cash acquired	—	(65,463)	—	(65,463)
Proceeds from divestitures and sales of property and equipment	—	9,953	—	9,953
Other	—	(3,816)	—	(3,816)
Distributions from subsidiaries	340,260	—	(340,260)	—
Net cash used in investing activities	340,260	(174,954)	(340,260)	(174,954)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	221,600	5,907	—	227,507
Debt issuance costs	(4,500)	—	—	(4,500)
Payments of debt	—	(1,145)	—	(1,145)
Early extinguishment of debt	(202,140)	—	—	(202,140)
Principal payments on capital leases	—	(25,760)	—	(25,760)
Proceeds from exercise of stock options	18,389	—	—	18,389
Purchase of Company common stock	(186,766)	—	—	(186,766)
Payments of dividends	(60,296)	—	—	(60,296)
Purchase of noncontrolling interest	—	(3,000)	—	(3,000)
Bank overdrafts and other	—	6,199	—	6,199
Distributions to parent	—	(340,260)	340,260	—
Net cash provided by (used in) financing activities	(213,713)	(358,059)	340,260	(231,512)
Effect of foreign currency		1,359		1,359
Net decrease in cash and cash equivalents	—	(35,861)	—	(35,861)
Cash and cash equivalents at beginning of period	—	128,569	—	128,569
Cash and cash equivalents at end of period	$—	$92,708	$—	$92,708

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(125,067)	$513,179	$—	$388,112
Cash flows from investing activities:
Capital expenditures	—	(118,375)	—	(118,375)
Acquisitions	—	(99,570)	—	(99,570)
Proceeds from divestitures and sales of property and equipment	—	24,529	—	24,529
Other	—	3,159	—	3,159
Distributions from subsidiaries	337,131	—	(337,131)	—
Net cash used in investing activities	337,131	(190,257)	(337,131)	(190,257)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,000	—	—	85,000
Debt issuance costs	—	—	—	—
Payments of debt	(20,000)	(2,774)	—	(22,774)
Early extinguishment of debt	(43,194)	—	—	(43,194)
Principal payments on capital leases	—	(23,030)	—	(23,030)
Proceeds from exercise of stock options	8,227	—	—	8,227
Purchase of Company common stock	(197,302)	—	—	(197,302)
Payments of dividends	(44,795)	—	—	(44,795)
Bank overdrafts and other	—	(798)	—	(798)
Distributions to parent	—	(337,131)	337,131	—
Net cash provided by (used in) financing activities	(212,064)	(363,733)	337,131	(238,666)
Effect of foreign currency	—	(1,466)	—	(1,466)
Net decrease in cash and cash equivalents	—	(42,277)	—	(42,277)
Cash and cash equivalents at beginning of period	—	170,846	—	170,846
Cash and cash equivalents at end of period	$—	$128,569	$—	$128,569

22.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2013 and 2012 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2013
Revenues	$652,352	$625,505	$609,951	$668,574
Costs and expenses	(492,695)	(499,467)	(493,896)	(520,755)
Gross profits	159,657	126,038	116,055	147,819
Operating income	127,765	89,114	83,296	87,995
Income from continuing operations before income taxes(1)	94,012	56,143	45,882	49,682
Provision for income taxes	(35,290)	(21,708)	(18,488)	(21,130)
Net income	58,722	34,435	27,394	28,552
Net income attributable to noncontrolling interests	(1,102)	(820)	(615)	(2,719)
Net income attributable to common stockholders	57,620	33,615	26,779	25,833
Net income attributable to common stockholders per share(2):
Basic — EPS	0.27	0.16	0.13	0.12
Diluted — EPS	0.27	0.16	0.12	0.12
2012
Revenues	$602,506	$597,372	$581,182	$629,421
Costs and expenses	(475,488)	(469,741)	(460,429)	(481,610)
Gross profits	127,018	127,631	120,753	147,811
Operating income	101,118	99,689	95,176	103,806
Income from continuing operations before income taxes(1)	71,435	63,574	63,925	46,749
Provision for income taxes	(23,120)	(25,935)	(22,128)	(20,365)
Net income	48,315	37,639	41,797	26,384
Net income attributable to noncontrolling interests	(290)	(563)	(735)	(1)
Net income attributable to common stockholders	48,025	37,076	41,062	26,383
Net income attributable to common stockholders per share(2):
Basic — EPS	0.22	0.17	0.19	0.12
Diluted — EPS	0.22	0.17	0.19	0.12
_________________________________

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 20.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2013

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2013	$8,884	$8,327	$53,719	$(59,895)	$11,035
Year Ended December 31, 2012	$9,172	$9,706	$38,122	$(48,116)	$8,884
Year Ended December 31, 2011	$13,602	$9,254	$25,612	$(39,296)	$9,172
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2013	$1,316	$—	$9,670	$—	$10,986
Year Ended December 31, 2012	$1,665	$—	$1	$(350)	$1,316
Year Ended December 31, 2011	$3,111	$—	$—	$(1,446)	$1,665
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2013	$83,642	$4,498	$13,121	$—	$101,261
Year Ended December 31, 2012	$78,564	$4,549	$529	$—	$83,642
Year Ended December 31, 2011	$78,163	$2,852	$(2,451)	$—	$78,564
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2013	$(131,320)	$—	$(2,200)	$—	$(133,520)
Year Ended December 31, 2012	$(136,004)	$—	$4,684	$—	$(131,320)
Year Ended December 31, 2011	$(134,760)	$—	$(1,244)	$—	$(136,004)
Deferred tax valuation allowance:
Year Ended December 31, 2013	$67,732	$6,213	$973	$—	$74,918
Year Ended December 31, 2012	$63,681	$3,713	$338	$—	$67,732
Year Ended December 31, 2011	$63,614	$67	$—	$—	$63,681
_________________________________

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Management has excluded Stewart from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. The total assets and total revenues of Stewart represent approximately 23% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
On February 12, 2014, the Company amended Article II of the Company's Bylaws by deleting the section entitled "Section 14. Qualification For Service as a Director".

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
Equity Compensation Plan Information at December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,299,250	$9.84	13,319,750
Equity compensation plans not approved by security holders(1)	20,500	$8.24	—
Total	13,319,750	$9.84	13,319,750
_______________________________________

(1)
Includes options outstanding under the 1996 Nonqualified Incentive Plan under which nonqualified stock options were granted to employees who are not officers or directors. We have 20,500 total options outstanding under the 1996 Non-qualified Incentive Plan. No shares of our common stock are available for any future grants under this plan. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for a further description of 1996 Nonqualified Incentive Plan. This plan has not been submitted for stockholder approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 45 of this report.
(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index on pages 115-117 are filed as part of this report.
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
Dated: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ R. L. WALTRIP*	Chairman of the Board	February 14, 2014
(R. L. Waltrip)

	/s/ THOMAS L. RYAN*	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2014
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 14, 2014
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2014
(Tammy R. Moore)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 14, 2014
(Alan R. Buckwalter, III)

	/s/ ANTHONY L. COELHO*	Director	February 14, 2014
(Anthony L. Coelho)

	/s/ MALCOLM GILLIS*	Director	February 14, 2014
(Malcolm Gillis)

	/s/ VICTOR L. LUND*	Director	February 14, 2014
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 14, 2014
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 14, 2014
(Clifton H. Morris, Jr.)

	/s/ W. BLAIR WALTRIP*	Director	February 14, 2014
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 14, 2014
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 14, 2014
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 14, 2014
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

ExhibitNumber		Description
2.1	—
Agreement and Plan Merger, dated May 28, 2013, by and among Service Corporation International, Rio Acquisition Corp. and Stewart Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated May 28, 2013).

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

ExhibitNumber		Description
10.14	—
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
SCI 401(k) Retirement Savings Plan (January 1, 2009 Restatement); Final Employer Stock Diversification Regulations Compliance Index, First Amendment, Second Amendment, and Third Amendment to SCI 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended December 31, 2012).

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
Credit Agreement, dated as of July 2, 2013 among Service Corporation International, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 8, 2013.)

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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.35.
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