Form 10-Q
period 2014-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2014-04-25
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 23, 2014 was 213,532,818 (net of treasury shares).

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
Funeral Recognized Preneed Revenue — Funeral merchandise and products sold on a preneed contract and delivered before a death has occurred, including funeral merchandise and travel protection insurance, which primarily represents sales by SCI Direct.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues	$747,123	$652,352
Costs and expenses	(580,741)	(492,695)
Gross profits	166,382	159,657
General and administrative expenses	(56,010)	(30,923)
Losses on divestitures and impairment charges, net	(2,812)	(969)
Operating income	107,560	127,765
Interest expense	(44,996)	(32,769)
Other income (expense), net	1,534	(984)
Income before income taxes	64,098	94,012
Provision for income taxes	(22,707)	(35,290)
Net income	41,391	58,722
Net income attributable to noncontrolling interests	(289)	(1,102)
Net income attributable to common stockholders	$41,102	$57,620
Basic earnings per share:
Net income attributable to common stockholders	$0.19	$0.27
Basic weighted average number of shares	212,838	211,380
Diluted earnings per share:
Net income attributable to common stockholders	$0.19	$0.27
Diluted weighted average number of shares	217,231	215,208
Dividends declared per share	$0.08	$0.06

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net income	$41,391	$58,722
Other comprehensive income:
Foreign currency translation adjustments	(11,200)	(5,516)
Total comprehensive income	30,191	53,206
Total comprehensive income attributable to noncontrolling interests	(315)	(1,098)
Total comprehensive income attributable to common stockholders	$29,876	$52,108

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$148,619	$144,873
Receivables, net	105,813	105,899
Deferred tax assets	39,476	39,074
Inventories, net	34,508	34,668
Current assets held for sale	5,740	4,569
Other	41,848	65,524
Total current assets	376,004	394,607
Preneed funeral receivables, net and trust investments	1,871,539	1,870,874
Preneed cemetery receivables, net and trust investments	2,301,633	2,300,911
Cemetery property, at cost	1,721,446	1,747,125
Property and equipment, net	1,887,019	1,920,868
Non-current assets held for sale	795,001	746,474
Goodwill, net	1,978,621	1,968,235
Deferred charges and other assets	631,759	632,088
Cemetery perpetual care trust investments	1,342,589	1,347,622
Total assets	$12,905,611	$12,928,804

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$477,368	$486,648
Current maturities of long-term debt	105,705	176,362
Current liabilities held for sale	4,850	3,183
Income taxes	3,301	6,391
Total current liabilities	591,224	672,584
Long-term debt	3,133,925	3,125,548
Deferred preneed funeral revenues	672,631	686,160
Deferred preneed cemetery revenues	986,538	974,757
Deferred tax liability	586,991	581,440
Non-current liabilities held for sale	504,423	437,084
Other liabilities	404,693	430,393
Deferred preneed funeral and cemetery receipts held in trust	3,245,629	3,250,586
Care trusts’ corpus	1,340,361	1,345,874
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 213,605,552 and 212,326,642 shares issued, respectively, and 213,531,666 and 212,316,642 shares outstanding, respectively	213,532	212,317
Capital in excess of par value	1,251,573	1,259,348
Accumulated deficit	(105,893)	(145,876)
Accumulated other comprehensive income	77,215	88,441
Total common stockholders’ equity	1,436,427	1,414,230

Noncontrolling interests	2,769	10,148
Total equity	1,439,196	1,424,378
Total liabilities and equity	$12,905,611	$12,928,804
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$41,391	$58,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,120	30,447
Amortization of intangible assets	10,080	5,808
Amortization of cemetery property	11,339	8,975
Amortization of loan costs	1,844	1,235
Provision for doubtful accounts	2,155	1,720
Provision for deferred income taxes	10,124	26,134
Losses on divestitures and impairment charges, net	2,812	969
Share-based compensation	3,130	2,830
Excess tax benefits from share based awards	(6,744)	(772)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(3,761)	5,962
Increase in other assets	(931)	(5,882)
Increase in payables and other liabilities	5,966	12,215
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	12,852	13,738
Decrease in deferred preneed funeral revenue	(531)	(4,000)
Decrease in deferred preneed funeral receipts held in trust	(14,768)	(14,176)
Effect of cemetery production and deliveries:
Decrease (increase) in preneed cemetery receivables, net and trust investments	2,160	(6,359)
Increase in deferred preneed cemetery revenue	19,421	15,912
Decrease in deferred preneed cemetery receipts held in trust	(6,262)	(3,419)
Other	1,490	1,065
Net cash provided by operating activities	127,887	151,124
Cash flows from investing activities:
Capital expenditures	(25,222)	(22,569)
Acquisitions	(779)	—
Proceeds from divestitures and sales of property and equipment	2,639	1,816
Net (deposits) withdrawals of restricted funds and other	(12,225)	339
Net cash used in investing activities	(35,587)	(20,414)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	110,000	—
Payments of debt	(7,579)	(4,948)
Principal payments on capital leases	(7,231)	(6,468)
Proceeds from exercise of stock options	7,915	3,094
Early extinguishment of debt	(167,093)	—
Excess tax benefits from share based awards	6,744	772
Purchase of Company common stock	(1,053)	(1,708)
Payments of dividends	(17,080)	(12,698)
Purchase of noncontrolling interest	(15,000)	(8,333)
Bank overdrafts and other	3,762	(4,004)
Net cash used in financing activities	(86,615)	(34,293)
Effect of foreign currency on cash and cash equivalents	(1,939)	(579)
Net increase in cash and cash equivalents	3,746	95,838
Cash and cash equivalents at beginning of period	144,873	92,708
Cash and cash equivalents at end of period	$148,619	$188,546
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(286,795)	$111,717	$19,800	$1,362,827
Comprehensive income	—	—	—	57,620	(5,512)	1,098	53,206
Dividends declared on common stock ($.06 per share)	—	—	(12,698)	—	—	—	(12,698)
Employee share-based compensation earned	—	—	2,830	—	—	—	2,830
Stock option exercises	350	—	2,744	—	—	—	3,094
Tax Benefits Related to Share-Based Awards	—	—	772	—	—	—	772
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(109)	(676)	(923)	—	—	(1,708)
Purchase of noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(900)	(900)
Other	1	—	(10)	—	—	—	(9)
Balance at March 31, 2013	$211,786	$(122)	$1,297,949	$(230,098)	$106,205	$13,361	$1,399,081

Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(145,876)	$88,441	$10,148	$1,424,378
Comprehensive income	—	—	—	41,102	(11,226)	315	30,191
Dividends declared on common stock ($.08 per share)	—	—	(17,080)	—	—	—	(17,080)
Employee share-based compensation earned	—	—	3,130	—	—	—	3,130
Stock option exercises	964	—	7,712	—	—	—	8,676
Tax Benefits Related to Share-Based Awards	—	—	6,743	—	—	—	6,743
Restricted stock awards, net of forfeitures	344	—	(344)	—	—	—	—
Purchase of Company common stock	—	(106)	(589)	(1,119)	—	—	(1,814)
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(135)	(135)
Retirement of treasury shares	(42)	42	—	—	—	—	—
Other	13	—	94	—	—	—	107
Balance at March 31, 2014	$213,606	$(74)	$1,251,573	$(105,893)	$77,215	$2,769	$1,439,196

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. In this filing we revised our consolidated balance sheet as of December 31, 2013 to reclassify $30.0 million from Long-term debt to Current maturities of long-term debt. The original misclassification relates to amounts payable in 2014 for our Term Loan due July 2018. Our previously issued December 31, 2013 financial statements are not materially misstated by this misclassification.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2013. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.
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
Income Taxes
In July 2013, the Financial Accounting Standards Board (FASB) amended the Income Taxes Topic of the Accounting Standards Codification (ASC) to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. We adopted this amendment effective January 1, 2014 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.
Foreign Currency
In March 2013, the FASB amended the Foreign Currency Matters Topic of the ASC to clarify the appropriate accounting when a parent ceases to have a controlling interest in a subsidiary or group of assets that is a business within a foreign entity. This clarification provides that the cumulative translation adjustment should only be released into net income if the loss of controlling interest represents complete or substantially complete liquidation of the foreign entity in which the subsidiary or asset group had resided. We adopted this amendment effective January 1, 2014 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.

3. Recently Issued Accounting Standards

Discontinued Operations
In April 2014, the FASB amended the Presentation of Financial Statements and Property, Plant and Equipment Topics of the ASC to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The new guidance is effective for us with disposals that occur after January 1, 2015.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Deposits	$27,923	$22,199
Withdrawals	43,737	32,705
Purchases of available-for-sale securities	61,485	60,979
Sales of available-for-sale securities	64,051	96,704
Realized gains from sales of available-for-sale securities	16,101	11,371
Realized losses from sales of available-for-sale securities	(1,474)	(1,721)
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,415,235	$1,422,942
Cash and cash equivalents	132,471	128,216
Assets associated with businesses held for sale	(159,808)	(163,436)
Insurance-backed fixed income securities	279,236	280,969
Trust investments	1,667,134	1,668,691
Receivables from customers	255,606	254,294
Unearned finance charge	(6,826)	(6,772)
	1,915,914	1,916,213
Allowance for cancellation	(44,375)	(45,339)
Preneed funeral receivables, net and trust investments	$1,871,539	$1,870,874
The cost and fair values associated with our funeral merchandise and service trust investments recorded at fair value at March 31, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	March 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$99,924	$1,435	$(4,221)	$97,138
Canadian government	2	94,793	151	(1,066)	93,878
Corporate	2	56,892	3,965	(361)	60,496
Residential mortgage-backed	2	2,424	26	(33)	2,417
Asset-backed	2	3,358	65	—	3,423
Equity securities:
Preferred stock	2	29,322	1,921	(45)	31,198
Common stock:
United States	1	369,338	75,887	(6,397)	438,828
Canada	1	25,182	4,721	(970)	28,933
Other international	1	34,811	4,904	(480)	39,235
Mutual funds:
Equity	1	262,636	23,887	(2,132)	284,391
Fixed income	1	313,960	5,785	(15,800)	303,945
Private equity	3	32,568	3,069	(8,123)	27,514
Other	3	3,455	384	—	3,839
Trust investments		$1,328,663	$126,200	$(39,628)	$1,415,235

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$110,511	$1,299	$(5,599)	$106,211
Canadian government	2	100,263	81	(1,113)	99,231
Corporate	2	64,042	3,515	(691)	66,866
Residential mortgage-backed	2	2,408	23	(33)	2,398
Asset-backed	2	3,366	—	(10)	3,356
Equity securities:
Preferred stock	2	30,107	754	(235)	30,626
Common stock:
United States	1	364,721	77,963	(2,928)	439,756
Canada	1	27,634	4,346	(1,216)	30,764
Other international	1	35,519	4,986	(199)	40,306
Mutual funds:
Equity	1	257,256	22,530	(2,303)	277,483
Fixed income	1	313,606	3,228	(19,577)	297,257
Private equity	3	32,909	2,702	(8,726)	26,885
Other	3	1,545	291	(33)	1,803
Trust investments		$1,343,887	$121,718	$(42,663)	$1,422,942

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
As of March 31, 2014, our unfunded commitment for our private equity and other investments was $7.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$26,885	$1,803	$17,879	$744
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	(470)	2,036	10,850	509
Net realized losses included in Other income (expense), net(2)	(8)	—	(5)	(1)
Purchases	1,887	—	—	—
Contributions	467	—	637	—
Distributions	(1,247)	—	(3,630)	—
Fair value, ending balance	$27,514	$3,839	$25,731	$1,252

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at March 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,873
Due in one to five years	54,732
Due in five to ten years	40,276
Thereafter	29,471
$257,352
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $16.1 million and $12.3 million for the three months ended March 31, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended March 31, 2014 and 2013, we recorded a $0.3 million and a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of March 31, 2014 and December 31, 2013, respectively, are shown in the following tables:

	March 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$22,414	$(2,141)	$19,008	$(2,080)	$41,422	$(4,221)
Canadian government	4,831	(44)	16,869	(1,022)	21,700	(1,066)
Corporate	17,003	(288)	1,182	(73)	18,185	(361)
Residential mortgage-backed	1,250	(24)	138	(9)	1,388	(33)
Equity securities:
Preferred stock	1,395	(45)	—	—	1,395	(45)
Common stock:
United States	87,310	(5,886)	2,539	(511)	89,849	(6,397)
Canada	7,257	(349)	1,720	(621)	8,977	(970)
Other international	4,373	(450)	307	(30)	4,680	(480)
Mutual funds:
Equity	19,712	(400)	12,319	(1,732)	32,031	(2,132)
Fixed income	52,303	(1,978)	54,279	(13,822)	106,582	(15,800)
Private equity	—	—	13,265	(8,123)	13,265	(8,123)
Total temporarily impaired securities	$217,848	$(11,605)	$121,626	$(28,023)	$339,474	$(39,628)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,693	$(3,595)	$19,351	$(2,004)	$48,044	$(5,599)
Canadian government	9,546	(120)	18,981	(993)	28,527	(1,113)
Corporate	21,357	(346)	5,654	(345)	27,011	(691)
Residential mortgage-backed	1,381	(25)	172	(8)	1,553	(33)
Asset-backed	3,275	(10)	—	—	3,275	(10)
Equity securities:
Preferred stock	14,028	(235)	—	—	14,028	(235)
Common stock:
United States	46,544	(2,153)	3,327	(775)	49,871	(2,928)
Canada	2,433	(576)	1,992	(641)	4,425	(1,217)
Other international	3,396	(138)	369	(60)	3,765	(198)
Mutual funds:
Equity	16,206	(337)	12,456	(1,966)	28,662	(2,303)
Fixed income	143,846	(4,984)	38,217	(14,593)	182,063	(19,577)
Private equity	—	—	13,002	(8,726)	13,002	(8,726)
Other	—	—	527	(33)	527	(33)
Total temporarily impaired securities	$290,705	$(12,519)	$114,048	$(30,144)	$404,753	$(42,663)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Deposits	$28,271	$25,268
Withdrawals	34,348	29,881
Purchases of available-for-sale securities	98,758	105,722
Sales of available-for-sale securities	92,317	125,743
Realized gains from sales of available-for-sale securities	25,532	16,576
Realized losses from sales of available-for-sale securities	(2,299)	(2,170)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,551,178	$1,553,719
Cash and cash equivalents	144,265	138,459
Assets associated with businesses held for sale	(112,275)	(107,481)
Insurance-backed fixed income securities	4	4
Trust investments	1,583,172	1,584,701
Receivables from customers	799,992	800,005
Unearned finance charges	(28,163)	(27,873)
	2,355,001	2,356,833
Allowance for cancellation	(53,368)	(55,922)
Preneed cemetery receivables, net and trust investments	$2,301,633	$2,300,911
The cost and fair values associated with our cemetery merchandise and service trust investments recorded at fair value at March 31, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	March 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$95,784	$1,889	$(6,555)	$91,118
Canadian government	2	17,872	197	(115)	17,954
Corporate	2	45,148	6,188	(401)	50,935
Residential mortgage-backed	2	395	3	(3)	395
Asset-backed	2	3,317	81	—	3,398
Equity securities:
Preferred stock	2	14,871	1,216	(45)	16,042
Common stock:
United States	1	434,792	138,660	(5,770)	567,682
Canada	1	14,972	4,235	(891)	18,316
Other international	1	42,993	9,336	(779)	51,550
Mutual funds:
Equity	1	333,407	51,731	(1,485)	383,653
Fixed income	1	341,016	7,690	(27,343)	321,363
Private equity	3	28,281	3,924	(4,686)	27,519
Other	3	1,043	216	(6)	1,253
Trust investments		$1,373,891	$225,366	$(48,079)	$1,551,178

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$113,621	$1,714	$(8,876)	$106,459
Canadian government	2	17,073	170	(261)	16,982
Corporate	2	48,970	5,262	(646)	53,586
Residential mortgage-backed	2	408	2	(2)	408
Asset-backed	2	3,346	—	(13)	3,333
Equity securities:
Preferred stock	2	16,708	1,106	(123)	17,691
Common stock:
United States	1	425,246	147,258	(3,231)	569,273
Canada	1	15,368	4,063	(935)	18,496
Other international	1	44,184	10,079	(200)	54,063
Mutual funds:
Equity	1	327,084	49,428	(1,704)	374,808
Fixed income	1	338,944	5,236	(33,649)	310,531
Private equity	3	28,625	3,372	(5,153)	26,844
Other	3	1,078	200	(33)	1,245
Trust investments		$1,380,655	$227,890	$(54,826)	$1,553,719
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
As of March 31, 2014, our unfunded commitment for our private equity and other investments was $7.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$26,844	$1,245	$17,687	$450
Net unrealized gains included in Accumulated other comprehensive income(1)	1,487	9	11,400	587
Net realized losses included in Other income (expense), net(2)	(8)	(1)	(7)	(2)
Contributions	499	—	662	—
Distributions	(1,303)	—	(3,785)	—
Fair value, ending balance	$27,519	$1,253	$25,957	$1,035

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at March 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$8,842
Due in one to five years	71,928
Due in five to ten years	36,756
Thereafter	46,274
$163,800
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized trust fund income (realized and unrealized) related to these trust investments were $11.5 million and $9.2 million for the three months ended March 31, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended March 31, 2014 and 2013, we recorded a $0.3 million and a $0.4 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of March 31, 2014 are shown in the following tables:

	March 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$38,848	$(4,286)	$19,559	$(2,269)	58,407	(6,555)
Canadian government	11,259	(82)	1,113	(33)	12,372	(115)
Corporate	10,154	(271)	2,718	(130)	12,872	(401)
Residential mortgage-backed	169	(3)	4	—	173	(3)
Equity securities:
Preferred stock	2,260	(45)	—	—	2,260	(45)
Common stock:
United States	82,419	(5,575)	2,909	(195)	85,328	(5,770)
Canada	1,843	(123)	2,395	(768)	4,238	(891)
Other international	8,190	(699)	625	(80)	8,815	(779)
Mutual funds:
Equity	2,199	(27)	14,643	(1,458)	16,842	(1,485)
Fixed income	84,375	(2,637)	69,182	(24,706)	153,557	(27,343)
Private equity	—	—	6,707	(4,686)	6,707	(4,686)
Other	—	—	279	(6)	279	(6)
Total temporarily impaired securities	$241,716	$(13,748)	$120,134	$(34,331)	$361,850	$(48,079)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,120	$(6,040)	$25,043	$(2,836)	$70,163	$(8,876)
Canadian government	9,424	(120)	3,066	(141)	12,490	(261)
Corporate	15,050	(424)	3,073	(222)	18,123	(646)
Residential mortgage-backed	145	(2)	2	—	147	(2)
Asset-backed	3,257	(13)	—	—	3,257	(13)
Equity securities:
Preferred stock	5,604	(123)	—	—	5,604	(123)
Common stock:
United States	46,317	(2,648)	3,489	(583)	49,806	(3,231)
Canada	1,569	(502)	1,935	(433)	3,504	(935)
Other international	4,344	(124)	702	(76)	5,046	(200)
Mutual funds:
Equity	3,858	(54)	14,477	(1,650)	18,335	(1,704)
Fixed income	134,669	(5,527)	64,009	(28,122)	198,678	(33,649)
Private equity	—	—	6,589	(5,153)	6,589	(5,153)
Other	—	—	282	(33)	282	(33)
Total temporarily impaired securities	$269,357	$(15,577)	$122,667	$(39,249)	$392,024	$(54,826)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Deposits	$11,837	$8,228
Withdrawals	5,885	9,569
Purchases of available-for-sale securities	38,895	35,052
Sales of available-for-sale securities	30,072	27,490
Realized gains from sales of available-for-sale securities	5,045	3,782
Realized losses from sales of available-for-sale securities	(337)	(322)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,373,613	$1,352,539
Cash and cash equivalents	81,773	78,509
Assets associated with businesses held for sale	(112,797)	(83,426)
Cemetery perpetual care trust investments	$1,342,589	$1,347,622
The cost and fair values associated with our cemetery perpetual care trust investments recorded at fair value at March 31, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	March 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,675	$18	$(11)	$1,682
Canadian government	2	29,208	346	(204)	29,350
Corporate	2	41,561	733	(309)	41,985
Residential mortgage-backed	2	4,280	34	(15)	4,299
Asset-backed	2	3,001	67	(4)	3,064
Equity securities:
Preferred stock	2	26,495	1,431	(62)	27,864
Common stock:
United States	1	232,619	54,271	(2,301)	284,589
Canada	1	8,446	2,389	(579)	10,256
Other international	1	21,341	1,863	(166)	23,038
Mutual funds:
Equity	1	40,452	7,385	(27)	47,810
Fixed income	1	822,406	45,882	(1,130)	867,158
Private equity	3	29,074	485	(8,753)	20,806
Other	3	10,571	1,151	(10)	11,712
Cemetery perpetual care trust investments		$1,271,129	$116,055	$(13,571)	$1,373,613

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,588	$9	$(14)	$1,583
Canadian government	2	28,487	301	(459)	28,329
Corporate	2	43,196	312	(263)	43,245
Residential mortgage-backed	2	4,258	14	(19)	4,253
Asset-backed	2	3,006	5	(11)	3,000
Equity securities:
Preferred stock	2	25,952	192	(252)	25,892
Common stock:
United States	1	231,156	53,782	(2,087)	282,851
Canada	1	8,846	2,222	(623)	10,445
Other international	1	20,676	1,319	(167)	21,828
Mutual funds:
Equity	1	41,282	5,693	(35)	46,940
Fixed income	1	819,439	35,963	(2,598)	852,804
Private equity	3	28,309	472	(9,002)	19,779
Other	3	10,521	1,153	(84)	11,590
Cemetery perpetual care trust investments		$1,266,716	$101,437	$(15,614)	$1,352,539
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
As of March 31, 2014, our unfunded commitment for our private equity and other investments was $0.7 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Private Equity	Other	Private Equity	Other
Fair value, beginning balance	$19,779	$11,590	$11,122	$7,659
Net unrealized gains included in Accumulated other comprehensive income(1)	727	128	6,069	2,729
Net realized losses included in Other income (expense), net(2)	(12)	(6)	(82)	(46)
Sales	(17)	—	—	—
Contributions	694	—	1	—
Distributions	(365)	—	(656)	—
Fair value, ending balance	$20,806	$11,712	$16,454	$10,342

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities at March 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$15,236
Due in one to five years	35,515
Due in five to ten years	24,753
Thereafter	4,876
$80,380
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized trust fund income related to these trust investments were $13.3 million and $10.0 million for the three months ended March 31, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2014 there was no impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the three months ended March 31, 2013, we recorded a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

	March 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,247	$(11)	$2	$—	$1,249	$(11)
Canadian government	18,422	(146)	1,818	(58)	20,240	(204)
Corporate	15,687	(148)	3,204	(161)	18,891	(309)
Residential mortgage-backed	685	(14)	11	(1)	696	(15)
Asset-backed	391	(4)	15	—	406	(4)
Equity securities:
Preferred stock	3,362	(57)	46	(5)	3,408	(62)
Common stock:
United States	25,383	(1,519)	2,755	(782)	28,138	(2,301)
Canada	1,233	(35)	1,664	(544)	2,897	(579)
Other international	1,847	(21)	1,020	(145)	2,867	(166)
Mutual funds:
Equity	397	(15)	118	(12)	515	(27)
Fixed income	49,171	(893)	9,632	(237)	58,803	(1,130)
Private equity	—	—	20,256	(8,753)	20,256	(8,753)
Other	14	(10)	9,891	—	9,905	(10)
Total temporarily impaired securities	$117,839	$(2,873)	$50,432	$(10,698)	$168,271	$(13,571)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,339	$(14)	$20	$—	$1,359	$(14)
Canadian government	15,777	(214)	5,131	(245)	20,908	(459)
Corporate	22,534	(129)	3,299	(134)	25,833	(263)
Residential mortgage-backed	2,960	(18)	10	(1)	2,970	(19)
Asset-backed	2,835	(10)	15	(1)	2,850	(11)
Equity securities:
Preferred stock	14,650	(245)	44	(7)	14,694	(252)
Common stock:
United States	23,825	(1,561)	3,254	(526)	27,079	(2,087)
Canada	667	(129)	1,794	(494)	2,461	(623)
Other international	1,540	(54)	525	(113)	2,065	(167)
Mutual funds:
Equity	391	(14)	163	(21)	554	(35)
Fixed income	181,701	(2,090)	28,507	(508)	210,208	(2,598)
Private equity	—	—	19,242	(9,002)	19,242	(9,002)
Other	—	—	9,738	(84)	9,738	(84)
Total temporarily impaired securities	$268,219	$(4,478)	$71,742	$(11,136)	$339,961	$(15,614)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 are detailed below.

	March 31, 2014			December 31, 2013
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)			(In thousands)
Trust investments	$1,667,134	$1,583,172	$3,250,306	$1,668,691	$1,584,701	$3,253,392
Accrued trust operating payables and other	(1,934)	(2,743)	(4,677)	(1,108)	(1,698)	(2,806)
Deferred preneed funeral and cemetery receipts held in trust	$1,665,200	$1,580,429	$3,245,629	$1,667,583	$1,583,003	$3,250,586
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2014 and December 31, 2013 are detailed below.

	March 31, 2014	December 31, 2013
	(In thousands)
Cemetery perpetual care trust investments	$1,342,589	$1,347,622
Accrued trust operating payables and other	(2,228)	(1,748)
Care trusts’ corpus	$1,340,361	$1,345,874
Other Income (Expense), Net
The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$16,101	$25,532	$5,045	$—	$46,678
Realized losses	(1,474)	(2,299)	(337)	—	(4,110)
Impairment charges	(251)	(339)	(40)	—	(630)
Interest, dividend, and other ordinary income	5,574	2,495	9,586	—	17,655
Trust expenses and income taxes	(4,467)	(4,815)	(1,547)	—	(10,829)
Net trust investment income	15,483	20,574	12,707	—	48,764
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(15,483)	(20,574)	(12,707)	—	(48,764)
Other income (expense), net	—	—	—	1,534	1,534
Total other income, net	$—	$—	$—	$1,534	$1,534

	Three Months Ended March 31, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$11,371	$16,576	$3,782	$—	$31,729
Realized losses	(1,721)	(2,170)	(322)	—	(4,213)
Impairment charges	(200)	(357)	(63)	—	(620)
Interest, dividend, and other ordinary income	1,817	1,529	6,089	—	9,435
Trust expenses and income taxes	(2,381)	(3,669)	(575)	—	(6,625)
Net trust investment income	8,886	11,909	8,911	—	29,706
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(8,886)	(11,909)	(8,911)	—	(29,706)
Other income (expense), net	—	—	—	(984)	(984)
Total other income, net	$—	$—	$—	$(984)	$(984)

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 35.4% and 37.5% for the three months ended March 31, 2014 and 2013, respectively. The lower effective tax rate for the three months ended March 31, 2014 is primarily due to the benefits associated with the Stewart acquisition coupled with state legislative changes partially offset by an increase in our liability related to unrecognized tax benefits. The effective tax rate for the first quarter of 2014 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by state legislative changes and foreign earnings taxed at lower rates.
Unrecognized Tax Benefits
As of March 31, 2014, the gross amount of our unrecognized tax benefits was $136.9 million and the gross amount of our accrued interest was $45.3 million. Additional interest expense of $0.7 million was accrued.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate the COOP, SCI and Subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and Subsidiaries received a letter of no change to its tax liability for the years 2008 through 2010. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years through 2012. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$95	$85,256
6.75% Senior Notes due April 2015	136,465	136,465
6.75% Senior Notes due April 2016	197,377	197,377
3.375% Senior Convertible Notes due July 2016	154	46,279
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
6.5% Senior Notes due April 2019	200,000	200,000
7.0% Senior Notes due May 2019	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	592,500	600,000
Bank credit facility due July 2018	140,000	30,000
Obligations under capital leases	192,528	189,697
Mortgage notes and other debt, maturities through 2050	4,672	4,752
Unamortized premiums and other, net	5,839	42,084
Total debt	3,239,630	3,301,910
Less:
Current maturities of debt, capital lease obligations, and mortgage notes	(104,284)	(153,738)
Current maturities of unamortized premiums and other, net	(1,421)	(22,624)
Total current maturities	(105,705)	(176,362)
Total long-term debt	$3,133,925	$3,125,548
Current maturities of debt at March 31, 2014 primarily comprise our capital leases and amounts due under our term loan. Our consolidated debt had a weighted average interest rate of 5.38% and 5.25% at March 31, 2014 and December 31, 2013, respectively. Approximately 72% and 76% of our total debt had a fixed interest rate at March 31, 2014 and December 31, 2013, respectively.
Bank Credit Facility
The Company has a $500 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit.

As of March 31, 2014, we have $140.0 million outstanding under our Bank credit facility and $31.6 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.40% at March 31, 2014. As of March 31, 2014, we have $328.4 million in borrowing capacity under the bank credit facility.
Debt Extinguishments and Reductions
During the three months ended March 31, 2014, we made debt payments of $181.9 million, including the following scheduled payments and convertible debt payments:

•	$86.3 million aggregate principal amount of our 3.125% Senior Convertible Notes due July 2014;

•	$45.0 million aggregate principal amount of our 3.375% Senior Convertible Notes due July 2016;

•	$21.7 million aggregate unamortized premiums associated with our 3.125% Senior Convertible Notes due July 2014;

•	$14.2 million aggregate unamortized premiums associated with our 3.375% Senior Convertible Notes due July 2016;

•	$7.5 million aggregate principal amount of our Term Loan due July 2018; and

•	$7.2 million in scheduled payments for our capital lease obligations.

We did not incur any gains or losses as a result of these transactions.
During the three months ended March 31, 2013, we paid an aggregate of $11.4 million, to repay our remaining 7.875% Debentures due February 2013 and our capital lease obligations.
Capital Leases
During the three months ended March 31, 2014 and 2013, we acquired $10.7 million and $14.9 million, respectively, of primarily transportation equipment capital leases.

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
The fair value of our debt instruments at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$121	$106,939
6.75% Senior Notes due April 2015	143,179	144,653
6.75% Senior Notes due April 2016	214,647	214,904
3.375% Senior Convertible Notes due July 2016	185	60,487
7.0% Senior Notes due June 2017	331,285	333,259
7.625% Senior Notes due October 2018	288,438	288,875
6.5% Senior Notes due April 2019	210,000	210,000
7.0% Senior Notes due May 2019	266,250	270,000
4.5% Senior Notes due November 2020	196,000	192,610
8.0% Senior Notes due November 2021	173,625	173,625
5.375% Senior Notes due January 2022	434,563	431,588
7.5% Senior Notes due April 2027	216,500	215,750
Term Loan due July 2018	592,500	600,000
Bank credit facility due July 2018	140,000	30,000
Mortgage notes and other debt, maturities through 2050	4,672	4,752
Total fair value of debt instruments	$3,211,965	$3,277,442
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2014:

Three Months Ended
Assumptions	March 31, 2014
Dividend yield	1.8%
Expected volatility	27.1%
Risk-free interest rate	1.1%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the three months ended March 31, 2014:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	13,319,750	$9.84
Granted	2,495,850	$17.41
Exercised	(964,403)	$8.82
Outstanding at March 31, 2014	14,851,197	$11.18
Exercisable at March 31, 2014	10,339,379	$9.14
As of March 31, 2014, the unrecognized compensation expense related to stock options of $14.6 million is expected to be recognized over a weighted average period of 1.6 years.

Restricted Shares
Restricted share activity for the three months ended March 31, 2014 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2013	1,183,229	$11.81
Granted	344,570	$17.41
Vested	(187,549)	$11.44
Nonvested restricted shares at March 31, 2014	1,340,250	$13.30
As of March 31, 2014, the unrecognized compensation expense related to restricted shares of $10.8 million is expected to be recognized over a weighted average period of 1.6 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(11,226)	—	(11,226)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	17,039	17,039
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(17,039)	(17,039)
Balance at March 31, 2014	$77,215	$—	$77,215
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On February 12, 2014, our Board of Directors approved a cash dividend of $.08 per common share. This dividend, totaling $17.1 million, was paid on March 28, 2014.
Share Repurchases

Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2014, there were no share repurchases under our share repurchase program. The remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $190.1 million at March 31, 2014.

During the three months ended March 31, 2014, we made $1.1 million of share repurchases that were not part of the publicly announced programs. These shares represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings and stock option exercises by attestation, which do not affect our share repurchase program.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States, Canada, and Germany. We conduct both funeral and cemetery operations in the United States and Canada and funeral operations in Germany.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2014	$510,668	$236,455	$747,123
2013	$462,019	$190,333	$652,352
Gross profits:
2014	$119,389	$46,993	$166,382
2013	$120,131	$39,526	$159,657
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Gross profits from reportable segments	$166,382	$159,657
General and administrative expenses	(56,010)	(30,923)
Losses on divestitures and impairment charges, net	(2,812)	(969)
Operating income	107,560	127,765
Interest expense	(44,996)	(32,769)
Other income (expense), net	1,534	(984)
Income before income taxes	$64,098	$94,012
Our geographic area information is as follows:

	United States	Canada	Germany	Total
		(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2014	$694,383	$51,126	$1,614	$747,123
2013	$595,437	$54,981	$1,934	$652,352

14. Supplementary Information
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Merchandise revenues:
Funeral	$164,735	$160,329
Cemetery	155,392	129,476
Total merchandise revenues	320,127	289,805
Services revenues:
Funeral	311,160	273,830
Cemetery	71,383	54,568
Total services revenues	382,543	328,398
Other revenues	44,453	34,149
Total revenues	$747,123	$652,352
Merchandise costs and expenses:
Funeral	$81,954	$75,781
Cemetery	69,537	56,553
Total cost of merchandise	151,491	132,334
Services costs and expenses:
Funeral	159,505	136,124
Cemetery	37,038	26,331
Total cost of services	196,543	162,455
Overhead and other expenses	232,707	197,906
Total costs and expenses	$580,741	$492,695
Certain Non-Cash Financing Transactions

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Options exercised by attestation	$761	$—
Shares repurchased	$(761)	$—

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2014 and December 31, 2013, we have self-insurance reserves of $80.0 million and $78.0 million, respectively.

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

Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Scott and Schwartz lawsuits described in the following paragraphs.

Robert Scott, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al. (previously styled F. Charles Sands, et al. v. Eden Memorial Park, et al.) Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles - Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential, and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Trial proceedings commenced in January 2014. On February 27, 2014, the Company announced a settlement of the lawsuit and the trial court preliminarily approved the settlement agreement. All claims under the lawsuit will be released if final court approval of the settlement is obtained. The terms of the settlement call for the establishment of a settlement fund of $35,250,000, to which various SCI insurance carriers will contribute $25,250,000 and the Company will contribute the balance. Other provisions call for, among other things, the Company to contribute up to $250,000 toward claims administration costs and take certain actions in performing future burials. In addition, the Company reserves the right to cancel the settlement in the event a certain number of class members opt out of the settlement. The trial court is scheduled to conduct a hearing on May 15, 2014 to consider the final approval of the settlement. We cannot quantify our ultimate liability, if any, for the payment of any damages.

Barbara Schwartz & Carol Neitlich, Individually and on behalf of all others similarly situated v. SCI Funeral Services of Florida, Inc., et al.; Case No. 2012CA015954, In the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida. This lawsuit has been removed to the U.S. District Court for the Southern District of Florida and is now Case No. 9:12-CV-80180-DMM. This case was filed by counsel for plaintiffs in the Sands case regarding our Star of David Memorial Gardens Cemetery and Funeral Chapel and Bailey Memorial Gardens located in North Lauderdale, Florida. Plaintiffs seek to certify a class of cemetery plot owners and their families. Plaintiffs allege the cemetery engaged in wrongful burial practices and did not disclose them to customers. Plaintiffs seek compensatory, consequential, and punitive damages as well as the appointment of a receiver to oversee the cemetery operations. On our motion, the court dismissed the plaintiffs' claims in March 2013. The plaintiffs appealed the dismissal. On February 5, 2014, the 11th Circuit Court of Appeals affirmed the dismissal of the plaintiffs’ claims. We cannot quantify our ultimate liability, if any, for the payment of any damages.

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

Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We have filed exceptions to the plaintiffs’ complaint that are set for oral hearing on June 12, 2014. We cannot quantify our ultimate liability, if any, for the payment of damages.

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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$41,102	$57,620
After tax interest on convertible debt	13	13
Net income — diluted	$41,115	$57,633
Weighted average shares (denominator):
Weighted average shares — basic	212,838	211,380
Stock options	4,272	3,707
Convertible debt	121	121
Weighted average shares — diluted	217,231	215,208
Net income per share:
Basic	$0.19	$0.27
Diluted	$0.19	$0.27
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended March 31, 2014 and March 31, 2013, total options not currently included in the computation of dilutive EPS were 2.7 million and 1.1 million, respectively.

17. Acquisition
Stewart
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for 13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt.
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Stewart enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Stewart’s preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of December 23, 2013:

(In thousands)
Accounts receivable	$14,638
Other current assets	198,760
Cemetery property	282,524
Property and equipment, net	338,363
Preneed funeral and cemetery receivables and trust investments	654,805
Finite-lived intangible assets	77,134
Indefinite-lived intangible assets	79,400
Acquired assets held for sale	443,169
Deferred charges and other assets	278,319
Goodwill	625,295
Total assets acquired	2,992,407
Current liabilities	217,175
Long-term debt	270,668
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	834,320
Assumed liabilities held for sale	162,668
Deferred income taxes	62,409
Other liabilities	279,694
Total liabilities assumed	1,826,934
Noncontrolling interest	118
Net assets acquired	$1,165,355
We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value. We made the following adjustments to our estimates of the fair value of assets and liabilities in the first quarter of 2014 and revised the consolidated balance sheet for the year-ended December 31, 2013 included in this filing to reflect these adjustments:

(In thousands)
Decrease in the fair value of cemetery property	1,942
Decrease in the fair value of property and equipment, net	2,093
Decrease in the fair value of finite-lived intangible assets	29,146
Increase in the fair value of deferred preneed funeral and cemetery revenues and deferred receipts held in trust	51,463
Decrease in the fair value of deferred income taxes	(37,760)
Other	(751)
Total adjustment to goodwill	46,133
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $625.3 million in goodwill recognized, $281.4 million was allocated to our cemetery segment and $343.9 million was allocated to our funeral segment. As a result of the carryover of Stewart’s tax basis, $3.0 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance claims	10	20	$28,500
Other preneed customer relationships	10	14	21,960
Selling and management agreements	20	40	5,900
Covenants-not-to-compete	5	15	5,480
Operating leases	26	34	6,144
Tradenames	5	5	9,150
Tradenames		Indefinite	77,900
Licenses and permits		Indefinite	1,500
Total intangible assets			$156,534
The condensed statement of operations for the three months ended March 31, 2014 includes the results of operations of Stewart. For the three months ended March 31, 2013, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2013:

2013
(In thousands)
(unaudited)
Revenue	$750,105
Net income	$64,218

SCI Direct
During 2013, we acquired an additional 20% of the outstanding shares of The Neptune Society, Inc. increasing our ownership from 70% to 90%. On January 1, 2014 The Neptune Society, Inc. changed its legal name to SCI Direct, Inc. During 2014, the Company acquired the remaining 10% of the outstanding shares of SCI Direct (formerly The Neptune Society, Inc.). SCI Direct is our direct cremation business and manages operations under various brand names, including Neptune Society, National Cremation Service, Trident Society, and Cremation Society of Virginia. This activity expands our footprint into a sector of the market that will continue to grow and that we do not currently target through our traditional funeral service and cemetery network.

18. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following for the three months ended March 31, :

	Three Months Ended
	March 31
	2014	2013

(Losses) gains on divestitures, net	$1,927	$(891)
Impairment losses	(4,739)	(78)
	$(2,812)	$(969)
Assets Held for Sale
In connection with the acquisition of Stewart, we have agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC will require us to divest as a result of the acquisition. The consent order has been approved by the FTC commissioners. As a result, these properties have been classified as assets held for sale in our condensed consolidated balance sheet.
Net assets held for sale at March 31, 2014 and December 31, 2013 were as follows:

	March 31	December 31
	2014	2013
	(In thousands)
Current assets	$5,740	$4,569
Preneed funeral and cemetery receivables and trust investments	346,690	342,728
Cemetery property	103,391	83,115
Property and equipment, net	82,631	63,356
Goodwill	127,138	140,860
Deferred charges and other assets	22,954	32,989
Cemetery perpetual care trust investments	112,197	83,426
Total assets	$800,741	$751,043
Accounts payable and accrued liabilities	4,850	3,183
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	387,620	349,449
Care trusts' corpus	112,197	83,426
Other long term liabilities	4,606	4,209
Total liabilities	509,273	440,267
Net assets held for sale	$291,468	$310,776

19. Condensed Consolidating Financial Statements of Guarantors of Senior Notes
In conjunction with the Stewart acquisition, we assumed $200.0 million in aggregate principal amount of 6.5% senior notes due 2019 that were originally issued by Stewart Enterprises, Inc. ('Subsidiary Issuer') and issued a parent guarantee of the notes.
The following tables present the condensed consolidating historical financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, for SCI ('Parent') on a parent only basis; the Subsidiary Issuer on a parent only basis; the Guarantor subsidiaries, which serve as guarantors for all three notes, on a combined basis; all other non-guarantor subsidiaries on a combined basis; the eliminations necessary to arrive at the information for the Company on a consolidated basis; and the Company on a consolidated basis.
Non-guarantor subsidiaries of the three notes include the Puerto Rican subsidiaries of the Subsidiary Issuer; Investors Trust, Inc.; certain immaterial domestic subsidiaries of the Subsidiary Issuer, which are not 100 percent-owned, or are prohibited by law from guaranteeing the notes; and all subsidiaries of the Parent that are not subsidiaries of Stewart Enterprises, Inc. The guarantor subsidiaries of the notes are 100 percent-owned directly or indirectly by the Parent and the Subsidiary Issuer. The guarantees are full and unconditional and joint and several. The Issuer and Guarantor amounts are not reflected in the Statement of Operations, Comprehensive Income, and Cash Flows information for the three months ended March 31, 2013 as they were not owned by the Company during that period.
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$110,165	$636,958	$—	$747,123
Costs and expenses	—	—	(78,197)	(502,544)	—	(580,741)
Gross profits	—	—	31,968	134,414	—	166,382
General and administrative expenses	(267)	(8,979)	—	(46,764)	—	(56,010)
Losses on divestitures and impairment charges, net	—	—	(66)	(2,746)	—	(2,812)
Operating income	$(267)	$(8,979)	$31,902	$84,904	$—	$107,560
Interest expense	(40,593)	(2,652)	—	(1,751)	—	(44,996)
Equity in subsidiaries	66,917	19,394	384	—	(86,695)	—
Other (expense) income, net	—	(2)	1	1,535	—	1,534
Income from continuing operations before income taxes	$26,057	$7,761	$32,287	$84,688	$(86,695)	$64,098
Benefit (provision) for income taxes	15,045	4,691	(12,863)	(29,580)	—	(22,707)
Net income	41,102	12,452	19,424	55,108	(86,695)	41,391
Net income attributable to noncontrolling interests	—	—	—	—	(289)	$(289)
Net income attributable to common stockholders	$41,102	$12,452	$19,424	$55,108	$(86,984)	$41,102

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$652,352	$—	$652,352
Costs and expenses	—	(492,695)	—	(492,695)
Gross profits	—	159,657	—	159,657
General and administrative expenses	(262)	(30,661)	—	(30,923)
Losses on divestitures and impairment charges, net	—	(969)	—	(969)
Operating income	(262)	128,027	—	127,765
Interest expense	(31,035)	(1,734)	—	(32,769)
Equity in subsidiaries	77,420	—	(77,420)	—
Other (expense) income, net	—	(984)	—	(984)
Income from continuing operations before income taxes	46,123	125,309	(77,420)	94,012
Benefit (provision) for income taxes	11,497	(46,787)	—	(35,290)
Net income	57,620	78,522	(77,420)	58,722
Net income attributable to noncontrolling interests	—	—	(1,102)	(1,102)
Net income attributable to common stockholders	$57,620	$78,522	$(78,522)	$57,620

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,102	$12,452	$19,424	$55,108	$(86,695)	$41,391
Other comprehensive income	(11,226)	—	—	(11,226)	10,937	(11,515)
Total comprehensive income attributable to common stockholders	$29,876	$12,452	$19,424	$43,882	$(75,758)	$29,876

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2013
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$57,620	$78,522	$(77,420)	$58,722
Other comprehensive income	(5,512)	(5,512)	4,410	(6,614)
Total comprehensive income attributable to common stockholders	$52,108	$73,010	$(73,010)	$52,108

Condensed Consolidating Balance Sheets

	March 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,341	$753	$126,525	$—	$148,619
Receivables, net	—	909	5,536	99,368	—	105,813
Inventories, net	—	—	10,194	24,314	—	34,508
Current assets held for sale	—	—	4,164	1,576	—	5,740
Other	9,176	7,668	34,403	30,077	—	81,324
Total current assets	$9,176	$29,918	$55,050	$281,860	$—	$376,004
Equity in subsidiaries	4,280,493	657,543	4,546	—	(4,942,582)	—
Preneed funeral receivables, net and trust investments	—	—	376,292	1,495,247	—	1,871,539
Preneed cemetery receivables, net and trust investments	—	—	255,305	2,046,328	—	2,301,633
Cemetery property, at cost	—	—	233,661	1,487,785	—	1,721,446
Property and equipment, net	—	13,900	294,574	1,578,545	—	1,887,019
Non-current assets held for sale	—	—	451,409	343,592	—	795,001
Deferred charges and other assets	39,887	17,684	171,703	402,485	—	631,759
Goodwill, net	—	647,890	—	1,330,731	—	1,978,621
Cemetery perpetual care trust investments	—	—	206,859	1,135,730	—	1,342,589
Total assets	$4,329,556	$1,366,935	$2,049,399	$10,102,303	$(4,942,582)	$12,905,611
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,039	$25,723	$25,955	$371,651	$—	$477,368
Current maturities of long-term debt	—	95	291	105,319	—	105,705
Current liabilities held for sale	—	—	3,484	1,366	—	4,850
Income taxes	—	74	90	3,137	—	3,301
Total current liabilities	$54,039	$25,892	$29,820	$481,473	$—	$591,224
Long-term debt	2,833,690	209,418	172	90,645	—	3,133,925
Deferred preneed funeral revenues	—	—	177,046	495,585	—	672,631
Deferred preneed cemetery revenues	—	—	106,168	880,370	—	986,538
Deferred tax liability	1,082	—	152,608	433,301	—	586,991
Non-current liabilities held for sale	—	—	208,029	296,394	—	504,423
Other liabilities	4,318	14,779	7,168	378,428	—	404,693
Deferred preneed funeral and cemetery receipts held in trust	—	—	473,606	2,772,023	—	3,245,629
Care trusts’ corpus	—	—	207,309	1,133,052	—	1,340,361
Equity:
Common stock	213,532	85,175	102	25	(85,302)	213,532
Other equity	1,145,680	1,031,671	687,371	3,141,007	(4,860,049)	1,145,680
Accumulated other comprehensive income	77,215	—	—	—	—	77,215
Total common stockholders’ equity	1,436,427	1,116,846	687,473	3,141,032	(4,945,351)	1,436,427
Noncontrolling interests	—	—	—	—	2,769	2,769
Total equity	1,436,427	1,116,846	687,473	3,141,032	(4,942,582)	1,439,196
Total liabilities and equity	$4,329,556	$1,366,935	$2,049,399	$10,102,303	$(4,942,582)	$12,905,611

Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,543	$1,898	$89,432	$—	$144,873
Receivables, net	—	442	23,908	81,549	—	105,899
Inventories, net	—	—	10,925	23,743	—	34,668
Current assets held for sale	—	—	3,333	1,236	—	4,569
Other	9,083	29,133	35,368	31,014	—	104,598
Total current assets	9,083	83,118	75,432	226,974	—	394,607
Equity in subsidiaries	4,132,098	828,457	4,546	—	(4,965,101)	—
Preneed funeral receivables, net and trust investments	—	—	358,567	1,512,307	—	1,870,874
Preneed cemetery receivables, net and trust investments	—	—	265,346	2,035,565	—	2,300,911
Cemetery property, at cost	—	—	264,226	1,482,899	—	1,747,125
Property and equipment, net	—	15,243	306,174	1,599,451	—	1,920,868
Non-current assets held for sale	—	—	443,170	303,304	—	746,474
Deferred charges and other assets	42,068	31,807	150,665	407,548	—	632,088
Goodwill, net	—	624,711	—	1,343,524	—	1,968,235
Cemetery perpetual care trust investments	—	—	223,903	1,123,719	—	1,347,622
Total assets	$4,183,249	$1,583,336	$2,092,029	$10,035,291	$(4,965,101)	$12,928,804
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,914	$46,020	$43,706	$365,008	$—	$486,648
Current maturities of long-term debt	30,000	106,939	—	39,423	—	176,362
Current liabilities held for sale	—	—	1,647	1,536	—	3,183
Income taxes	—	560	1,427	4,404	—	6,391
Total current liabilities	61,914	153,519	46,780	410,371	—	672,584
Long-term debt	2,701,611	270,578	89	153,270	—	3,125,548
Deferred preneed funeral revenues	—	—	176,958	509,202	—	686,160
Deferred preneed cemetery revenues	—	—	85,163	889,594	—	974,757
Deferred tax liability	1,092	—	61,835	518,513	—	581,440
Non-current liabilities held for sale	—	—	162,668	274,416	—	437,084
Other liabilities	4,402	29,944	11,116	384,931	—	430,393
Deferred preneed funeral and cemetery receipts held in trust	—	—	503,667	2,746,919	—	3,250,586
Care trusts’ corpus	—	—	223,903	1,121,971	—	1,345,874
Equity:
Common stock	212,317	85,175	102	25	(85,302)	212,317
Other equity	1,113,472	1,044,120	819,748	2,937,638	(4,801,506)	1,113,472
Accumulated other comprehensive income	88,441	—	—	88,441	(88,441)	88,441
Total common stockholders’ equity	1,414,230	1,129,295	819,850	3,026,104	(4,975,249)	1,414,230
Noncontrolling interests	—	—	—	—	10,148	10,148
Total equity	1,414,230	1,129,295	819,850	3,026,104	(4,965,101)	1,424,378
Total liabilities and equity	$4,183,249	$1,583,336	$2,092,029	$10,035,291	$(4,965,101)	$12,928,804

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(28,168)	$(32,202)	$47,998	$140,259	$—	$127,887
Cash flows from investing activities:
Capital expenditures	—	—	(4,120)	(21,102)	—	(25,222)
Acquisitions, net of cash acquired	—	—	—	(779)	—	(779)
Proceeds from divestitures and sales of property and equipment	—	—	—	2,639	—	2,639
Net withdrawals (deposits) of restricted funds and other	—	2,035	(14,260)	—	—	(12,225)
Contributions to subsidiaries	(70,858)	—	—	—	70,858	—
Net cash (used in) provided by investing activities	(70,858)	2,035	(18,380)	(19,242)	70,858	(35,587)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	110,000	—	—	—	—	110,000
Payments of debt	(7,500)	—	—	(79)	—	(7,579)
Early extinguishment of debt	—	(167,093)	—	—	—	(167,093)
Principal payments on capital leases	—	—	(23)	(7,208)	—	(7,231)
Proceeds from exercise of stock options	7,915	—	—	—	—	7,915
Excess tax benefits from share based awards	6,744	—	—	—	—	6,744
Purchase of Company common stock	(1,053)	—	—	—	—	(1,053)
Payments of dividends	(17,080)	—	—	—	—	(17,080)
Purchase of noncontrolling interest	—	—	—	(15,000)	—	(15,000)
Bank overdrafts and other	—	—	—	3,762	—	3,762
Contributions from (distributions to) parent	—	165,058	(30,740)	(63,460)	(70,858)	—
Net cash provided by (used in) financing activities	99,026	(2,035)	(30,763)	(81,985)	(70,858)	(86,615)
Effect of foreign currency	—	—	—	(1,939)	—	(1,939)
Net decrease (increase) in cash and cash equivalents	—	(32,202)	(1,145)	37,093	—	3,746
Cash and cash equivalents at beginning of period	—	53,543	1,898	89,432	—	144,873
Cash and cash equivalents at end of period	$—	$21,341	$753	$126,525	$—	$148,619

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(1,261)	$152,385	$—	$151,124
Cash flows from investing activities:
Capital expenditures	—	(22,569)	—	(22,569)
Proceeds from divestitures and sales of property and equipment	—	1,816	—	1,816
Net withdrawals (deposits) of restricted funds and other	—	339	—	339
Distributions from subsidiaries	16,558	—	(16,558)	—
Net cash provided by (used in) investing activities	16,558	(20,414)	(16,558)	(20,414)
Cash flows from financing activities:
Payments of debt	(4,757)	(191)	—	(4,948)
Principal payments on capital leases	—	(6,468)	—	(6,468)
Proceeds from exercise of stock options	3,094	—	—	3,094
Excess tax benefits from share based awards	772	—	—	772
Purchase of Company common stock	(1,708)	—	—	(1,708)
Payments of dividends	(12,698)	—	—	(12,698)
Distributions to parent	—	(16,558)	16,558	—
Purchase of noncontrolling interest	—	(8,333)	—	(8,333)
Bank overdrafts and other	—	(4,004)	—	(4,004)
Net cash (used in) provided by financing activities	(15,297)	(35,554)	16,558	(34,293)
Effect of foreign currency	—	(579)	—	(579)
Net increase in cash and cash equivalents	—	95,838	—	95,838
Cash and cash equivalents at beginning of period	—	92,708	—	92,708
Cash and cash equivalents at end of period	$—	$188,546	$—	$188,546

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At March 31, 2014, we operated 1,638 funeral service locations and 515 cemeteries (including 283 combination locations) in North America, which are geographically diversified across 43 states, 8 Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral segment also includes the operations of 12 funeral homes in Germany that we intend to exit when economic values and conditions are conducive to a sale. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.1 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2014, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provides opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $127.9 million in the three months ended March 31, 2014. In addition, we have $328.4 million in excess borrowing capacity under our bank credit facility which expires in March 2016. We currently have no significant maturities of long-term debt until April 2015.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2014, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2014 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.95
Interest coverage ratio	3.00 (Min)	5.69
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $148.6 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
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
Pay a dividend. Beginning in November 2007, we began to pay quarterly dividends of $0.04 per common share. The quarterly dividend has steadily increased over the past few years with the latest increase to $0.08 per common share approved by the Board of Directors on February 12, 2014. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
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
Operating Activities
Net cash provided by operating activities decreased $23.2 million to $127.9 million in the first quarter of 2014 from $151.1 million in the same period of 2013. Included in 2014 are acquisition costs related to the Stewart acquisition of $28.4 million and a $5.9 million increase in excess tax benefits from share based awards, partially offset by a $1.3 million decrease in system and process transition costs and a $1.0 million decrease in legal defense fees.
Excluding the above items, cash flow from operations increased $8.8 million as a result of the following. The increases and decreases described below primarily resulted from the increase in the Company's size due to the Stewart acquisition.

•	a $90.2 million increase in cash receipts from customers as a result of higher atneed and preneed sales; and

•	a $4.3 million increase in General Agency (GA) receipts, partially offset by

•	a $35.8 million increase in vendor payments;

•	a $28.5 million increase in employee compensation;

•	a $13.9 million increase in cash interest paid; and

•	an $8.1 million increase in cash tax payments.
Investing Activities
Cash flows from investing activities used $35.6 million in the first quarter of 2014 compared to using $20.4 million in the same period of 2013. This increase was primarily attributable to:

•	a $12.6 million increase in net deposits of restricted funds;

•	a $2.7 million increase in capital expenditures; and

•	a $0.8 million increase in cash spent on acquisitions; partially offset by

•	a $0.8 million increase in cash receipts from divestitures and asset sales.

Financing Activities
Financing activities used $86.6 million in the first quarter of 2014 compared to using $34.3 million in the same period of 2013. This increase was primarily due to the increase in net debt payments in 2014.
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

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Preneed funeral	$114.8	$120.3
Preneed cemetery:
Merchandise and services	129.4	131.3
Pre-construction	4.4	2.9
Bonds supporting preneed funeral and cemetery obligations	248.6	254.5
Bonds supporting preneed business permits	4.4	2.8
Other bonds	18.4	17.9
Total surety bonds outstanding	$271.4	$275.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For both the three months ended March 31, 2014 and 2013, we had $4.4 million of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2014 and 2013.

	North America
	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$59.3	$46.3
Sales production (number of contracts)	20,400	17,253
Maturities	$58.1	$50.9
Maturities (number of contracts)	15,365	14,636
Cemetery:
Sales production:
Preneed	$151.7	$133.2
Atneed	81.0	63.3
Total sales production	$232.7	$196.5
Sales production deferred to backlog:
Preneed	$60.9	$49.2
Atneed	62.7	47.7
Total sales production deferred to backlog	$123.6	$96.9
Revenue recognized from backlog:
Preneed	$42.3	$35.9
Atneed	59.9	45.5
Total revenue recognized from backlog	$102.2	$81.4

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2014 and 2013, and the number of contracts associated with those transactions.

	North America
	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production (1)	$155.1	$137.9
Sales production (number of contracts) (1)	26,331	24,134
General Agency revenue	$29.4	$25.2
Maturities	$101.0	$92.7
Maturities (number of contracts)	18,519	16,305

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2014 and December 31, 2013. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31,

2014 and December 31, 2013. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2014		December 31, 2013
	Fair Value	Cost	Fair Value	Cost
		(Dollars in billions)
Deferred preneed funeral revenues	$0.67	$0.67	$0.69	$0.69
Deferred preneed funeral receipts held in trust	1.67	1.58	1.67	1.59
	$2.34	$2.25	$2.36	$2.28
Allowance for cancellation on trust investments	(0.19)	(0.19)	(0.22)	(0.22)
Backlog of trust-funded preneed funeral revenues	$2.15	$2.06	$2.14	$2.06
Backlog of insurance-funded preneed funeral revenues (1)	4.49	4.49	4.45	4.45
Total backlog of preneed funeral revenues	$6.64	$6.55	$6.59	$6.51
Preneed funeral receivables, net and trust investments	$1.87	$1.78	$1.87	$1.79
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.18)	(0.18)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.71	$1.62	$1.69	$1.61
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	4.49	4.49	4.45	4.45
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.20	$6.11	$6.14	$6.06
Deferred preneed cemetery revenues	$0.99	$0.99	$0.97	$0.97
Deferred preneed cemetery receipts held in trust	1.58	1.40	1.58	1.41
	$2.57	$2.39	$2.55	$2.38
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.19)	(0.19)
Total backlog of deferred cemetery revenues	$2.45	$2.27	$2.36	$2.19
Preneed cemetery receivables, net and trust investments	$2.30	$2.13	$2.29	$2.12
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.19)	(0.19)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.17	$2.00	$2.10	$1.93

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of March 31, 2014, 82% of our trusts were under the control and custody of two large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2014, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended March 31, 2014, the Standard and Poor’s 500 Index increased approximately 21.9% and the Barclay’s Aggregate Index decreased approximately 0.1%, while the combined SCI trusts increased approximately 10.8%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended March 31, 2014 and 2013
Management Summary
Key highlights in the first quarter of 2014 were as follows:

•
Higher operating results generated from the addition of our legacy Stewart properties essentially offset the lower comparable funeral volumes in the current year quarter. The first quarter of 2013 had exceptionally strong funeral volume as a result of the elevated flu season in 2013.

•
Funeral gross profit decreased $0.8 million, or 0.7%, primarily due primarily to an expected decline in comparable funeral services performed, partially offset by gross profits contributed by the Stewart acquisition.

•	Cemetery gross profit increased $7.5 million, or 19.0%, due primarily to gross profits contributed by the Stewart acquisition, which helped offset lower comparable preneed sales.

Results of Operations
In the first quarter of 2014, we reported net income attributable to common stockholders of $41.1 million ($0.19 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2013 of $57.6 million ($0.27 per diluted share). These results were impacted by the following items:

	2014	2013
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(1,407)	$(573)
After-tax expenses related to system and process transition costs	$(1,898)	$(695)
After tax expenses related to Stewart acquisition and transition costs	$(10,092)	$—
After-tax expenses related to legal defense fees and labor matters	$(7,100)	$(804)
Change in certain tax reserves and other	$817	$(890)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2014 and 2013. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2013 and ending March 31, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended March 31, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$509.0	$73.3	$0.6	$435.1
Cemetery revenue	236.5	44.4	0.6	191.5
	745.5	117.7	1.2	626.6
Germany revenue	1.6	—	—	1.6
Total revenue	$747.1	$117.7	$1.2	$628.2
North America Gross Profits
Funeral gross profits	$119.3	$21.1	$0.3	$97.9
Cemetery gross profits	47.0	10.1	0.1	36.8
	166.3	31.2	0.4	134.7
Germany gross profits	0.1	—	—	0.1
Total gross profits	$166.4	$31.2	$0.4	$134.8

Three Months Ended March 31, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(Dollars in millions)
North America Revenue
Funeral revenue	$460.2	$0.3	$2.2	$457.7
Cemetery revenue	190.3	—	(0.1)	190.4
	650.5	0.3	2.1	648.1
Germany revenue	1.9	—	—	1.9
Total revenue	$652.4	$0.3	$2.1	$650.0
North America Gross Profits
Funeral gross profits	$119.9	$—	$0.1	$119.8
Cemetery gross profits (losses)	39.5	—	(0.1)	39.6
	159.4	—	—	159.4
Germany gross profits	0.3	—	—	0.3
Total gross profits (losses)	$159.7	$—	$—	$159.7

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2014 and 2013. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per funeral service because the associated service has not yet been performed.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$510.6	$462.1
Less: Funeral consolidated recognized preneed revenue	21.7	18.9
Less: Consolidated GA revenue	29.4	25.2
Less: Other revenue	4.8	4.6
Adjusted consolidated funeral revenue	$454.7	$413.4
Consolidated funeral services performed	88,064	79,788
Consolidated average revenue per funeral service	$5,163	$5,181

The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2014 and 2013. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per funeral service because the associated service has not yet been performed.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$436.7	$459.6
Less: Funeral comparable recognized preneed revenue	21.4	18.5
Less: Comparable GA revenue	24.8	25.2
Less: Other revenue	4.4	4.5
Adjusted comparable funeral revenue	$386.1	$411.4
Comparable funeral services performed	73,509	79,248
Comparable average revenue per funeral service	$5,252	$5,191
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $510.6 million in the first quarter of 2014 compared to $462.1 million for the same period in 2013. This increase is primarily attributable to an increase of $73.0 million of additional revenues as a result of the Stewart acquisition in 2013. These increases were partially offset by a decrease of $22.9 million in comparable revenues described below and a decline of $1.6 million in revenues contributed by non-strategic assets that were divested throughout 2014 and 2013.
Comparable revenues from funeral operations were $436.7 million in the first quarter of 2014 compared to $459.6 million for the same period in 2013. This decrease was primarily due to a decline in atneed and preneed revenues impacted by a 7.2% decrease in the number of comparable funeral services described below. These decreases were partially offset by a 1.2% increase in average funeral revenue per funeral service described below as well as higher recognized preneed revenues of $2.9 million mostly from the sales of SCI Direct.
Funeral Services Performed
Our consolidated funeral services performed increased 10.4% during the first quarter of 2014 compared to the same period in 2013, primarily as the result of the Stewart acquisition in 2013. Our comparable funeral services performed decreased by 7.2%, largely as a result of the strong flu season in 2013 not recurring. We believe this decrease in comparable funeral services is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.3% in the first quarter of 2014 increased from 49.3% in 2013. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service decreased $18, or 0.3%, in the first quarter of 2014 compared to 2013, primarily due to an increase in the number of cremations couple with lower average from acquired locations. Our comparable average revenue per funeral service increased $61, or 1.2%, in the first quarter of 2014 compared to the same period in 2013. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and events offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.8% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits decreased $0.8 million, or 0.7%, in the first quarter of 2014 compared to the same period in 2013. This decrease is primarily attributable to a $22.1 million decrease in comparable gross profits described below and a $0.2 million decrease in losses by non-strategic assets that were divested throughout 2014 and 2013. These losses were partially offset by a $21.1 million increase of additional gross profits primarily related to the Stewart acquisition that occurred in 2013.
Comparable funeral gross profits decreased $22.1 million, or 18.4%, and the comparable gross margin percentage decreased from 26.1% to 22.4% in the first quarter of 2014 when compared to the same period in 2013 primarily as a result of the decrease in comparable revenue described above.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $46.2 million, or 24.3%, in the first quarter of 2014 compared to the same period in 2013. This increase is primarily attributable to an increase of $44.4 million of additional revenues as a result of the Stewart acquisition in 2013. This increase was partially offset by a decline of $0.7 million in revenues contributed by non-strategic assets that were divested throughout 2014 and 2013. Comparable cemetery revenues increased $1.1 million, or 0.6%, primarily as a result of increased trust fund income partially offset by a decrease in both cemetery atneed and preneed property and merchandise revenues.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $7.5 million, or 19.0%, in the first quarter of 2014 compared to the same period in 2013. This increase is primarily the result of the increase of $10.1 million of additional gross profit as a result of the Stewart acquisition in 2013, partially offset by a decline of $0.2 million in profits contributed by non-strategic assets that were divested throughout 2014 and 2013 and a $2.8 million decline in comparable gross profit.
Comparable cemetery gross profits decreased $2.8 million, or 7.1%, and gross margin percentage decreased from 20.8% to 19.2% in the first quarter of 2014 compared to the same period in 2013. This decrease is primarily the result of higher cemetery revenues described above, more than offset by the following:

•	a $1.9 million benefit for insurance claim settlements in 2013 that did not recur in 2014;

•	a $1.0 million increase in general and administrative expenses;

•
a $0.4 million increase in comparable selling costs resulting from increased advertising and increased commissions for preneed production. Selling costs are recognized in the period incurred; however, the revenue associated with the preneed production is not recognized until the services are performed as described in Critical Accounting Policies, Recent Accounting Pronouncements and Accounting Changes below; and

•	a $0.3 million increase in overhead expenses which includes investments in our sales support infrastructure.
Other Financial Statement Items
General and Administrative Expenses

General and administrative expenses increased $25.1 million to $56.0 million during the first quarter of 2014 compared to $30.9 million for the same period in 2013. The current quarter included $16.0 million in acquisition and transition costs related to Stewart, $11.1 million in legal settlements and defense fees primarily related to the proposed settlement of the Eden litigation matter, and $2.9 million of system and process transition costs. The prior year included $1.3 million of legal defense fees and $1.0 million of system and process transition costs. Excluding these costs in both periods, general and administrative expenses decreased $2.6 million over the prior year which was primarily due to lower professional fees and lower compensation expenses.
Losses on Divestitures and Impairment Charges, net
     We recognized a $2.8 million net pre-tax loss on divestitures and impairment charges in the first quarter of 2014 due to the sale of non-strategic assets in North America. In the first quarter of 2013, we recognized a $1.0 million net pre-tax loss on divestitures and impairment charges on the final settlement of an indemnification liability related to our former operations in Spain.
Interest Expense
Interest expense increased $12.2 million to $45.0 million during the first quarter of 2014 compared to $32.8 million for the same period in 2013. The increase in interest expense is primarily due to the our 5.375% Senior Notes due January 2022, 6.5% Senior Notes due April 2019, and Term Loan due July 2018 which we did not have in the first quarter of 2013.
Other Income (Expense), Net
Other income (expense), net increased $2.5 million to income of $1.5 million during first quarter of 2014, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the first quarter of 2014.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 35.4% and 37.5% for the three months ended March 31, 2014 and 2013, respectively. The lower effective tax rate for the three months ended March 31, 2014 is primarily due to the benefits associated with the Stewart acquisition coupled with state legislative changes partially offset by an increase in our liability related to unrecognized tax benefits. The effective tax rate for the first quarter of 2014 is above the 35% federal statutory tax rate due to state tax expense which is partially offset by state legislative changes and foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 217.2 million during the first three months ended March 31, 2014, compared to 215.2 million in the same period of 2013. The increase in the number of shares primarily reflects the impact of stock option exercises.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
No other significant changes to our accounting policies have occurred subsequent to December 31, 2013, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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

•	We may fail to realize the anticipated benefits of the acquisition of Stewart Enterprises.

•	The acquisition of Stewart Enterprises may result in unexpected consequences to our business and results of operations.

•
Our level of indebtedness following the completion of the acquisition of Stewart Enterprises could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations under our indebtedness.

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2013 Annual Report on Form 10-K, which was filed February 14, 2014. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2014 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of March 31, 2014 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 28, 2014, we issued 1,143 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
January 1, 2014 - January 31, 2014(1)	41,905	$18.11	—	$190,132,279
February 1, 2014 - February 28, 2014	—	$—	—	$190,132,279
March 1, 2014 - March 31, 2014(2)	63,886	$19.04	—	$190,132,279
	105,791		—

(1)    The 41,905 shares purchased in January 2014 that were not part of the publicly announced programs represent shares acquired through the exercise of stock options by attestation, which do not affect our share repurchase program.
(2)    The 63,886 shares purchased in March 2014 that were not part of the publicly announced programs represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
As of March 31, 2014, the remaining dollar value of shares that may yet be purchased under our currently approved share repurchase program was approximately $190.1 million.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2014 and 2013.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2014		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2014 and 2013.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.