Form 10-Q
period 2014-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2014-08-01
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 29, 2014 was 211,301,267 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements sold after a death has occurred.
Burial Vault — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground.
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
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These earnings are recorded in Deferred preneed cemetery revenues until the service is performed, the merchandise is delivered, or when a minimum of 10% of the sales price has been collected and the property has been constructed or is available for interment.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$746,746	$624,231	$1,492,255	$1,274,649
Costs and expenses	(590,882)	(498,248)	(1,170,151)	(989,339)
Gross profits	155,864	125,983	322,104	285,310
General and administrative expenses	(46,127)	(31,379)	(102,137)	(62,302)
Gains (losses) on divestitures and impairment charges, net	34,994	(5,545)	32,182	(6,514)
Operating income	144,731	89,059	252,149	216,494
Interest expense	(46,307)	(32,740)	(91,303)	(65,509)
(Losses) gains on early extinguishment of debt	(29,158)	468	(29,158)	468
Other income (expense), net	50	(695)	1,586	(1,680)
Income before income taxes	69,316	56,092	133,274	149,773
Provision for income taxes	(37,357)	(21,598)	(60,064)	(56,888)
Net income from continuing operations	31,959	34,494	73,210	92,885
Net (loss) income from discontinued operations, net of tax	(178)	(59)	(38)	273
Net income	31,781	34,435	73,172	93,158
Net income attributable to noncontrolling interests	(5,859)	(820)	(6,148)	(1,922)
Net income attributable to common stockholders	$25,922	$33,615	$67,024	$91,236
Basic earnings per share:
Net income attributable to common stockholders	$0.12	$0.16	$0.32	$0.43
Basic weighted average number of shares	212,390	211,821	212,613	211,602
Diluted earnings per share:
Net income attributable to common stockholders	$0.12	$0.16	$0.31	$0.42
Diluted weighted average number of shares	215,989	215,946	216,593	215,603
Dividends declared per share	$0.08	$0.07	$0.16	$0.13

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$31,781	$34,435	$73,172	$93,158
Other comprehensive income:
Foreign currency translation adjustments	13,528	(11,754)	2,328	(17,270)
Total comprehensive income	45,309	22,681	75,500	75,888
Total comprehensive income attributable to noncontrolling interests	(5,844)	(814)	(6,158)	(1,912)
Total comprehensive income attributable to common stockholders	$39,465	$21,867	$69,342	$73,976

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$140,515	$141,580
Receivables, net	102,257	101,826
Deferred tax assets	28,262	27,138
Inventories	33,453	36,102
Current assets of discontinued operations	2,979	4,750
Current assets held for sale	3,043	4,569
Other	45,192	65,501
Total current assets	355,701	381,466
Preneed funeral receivables, net and trust investments	1,880,467	1,851,633
Preneed cemetery receivables, net and trust investments	2,404,682	2,297,823
Cemetery property, at cost	1,744,048	1,773,021
Property and equipment, net	1,883,249	1,923,188
Non-current assets of discontinued operations	3,954	2,491
Non-current assets held for sale	644,406	823,211
Goodwill	1,897,845	1,902,683
Deferred charges and other assets	637,752	628,665
Cemetery perpetual care trust investments	1,405,074	1,344,322
Total assets	$12,857,178	$12,928,503

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$455,320	$482,508
Current maturities of long-term debt	101,436	176,362
Current liabilities of discontinued operations	4,014	4,728
Current liabilities held for sale	2,252	3,183
Income taxes	1,910	6,401
Total current liabilities	564,932	673,182
Long-term debt	3,050,367	3,125,548
Deferred preneed funeral revenues	596,669	610,604
Deferred preneed cemetery revenues	1,017,848	977,547
Deferred tax liability	597,432	580,543
Non-current liabilities of discontinued operations	1,390	968
Non-current liabilities held for sale	440,008	518,371
Other liabilities	427,710	444,954
Deferred preneed funeral and cemetery receipts held in trust	3,330,960	3,229,834
Care trusts’ corpus	1,404,267	1,342,574
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 214,328,348 and 212,326,642 shares issued, respectively, and 211,175,401 and 212,316,642 shares outstanding, respectively	211,175	212,317
Capital in excess of par value	1,233,232	1,259,348

Accumulated deficit	(118,184)	(145,876)
Accumulated other comprehensive income	90,759	88,441
Total common stockholders’ equity	1,416,982	1,414,230
Noncontrolling interests	8,613	10,148
Total equity	1,425,595	1,424,378
Total liabilities and equity	$12,857,178	$12,928,503
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$73,172	$93,158
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	38	(273)
Losses (gains) on early extinguishment of debt	29,158	(468)
Premiums paid on early extinguishment of debt	(24,804)	—
Depreciation and amortization	70,595	61,061
Amortization of intangible assets	19,346	11,412
Amortization of cemetery property	25,790	19,588
Amortization of loan costs	4,048	2,486
Provision for doubtful accounts	4,541	3,132
Provision for deferred income taxes	26,484	42,103
(Gains) losses on divestitures and impairment charges, net	(32,182)	6,514
Share-based compensation	6,423	5,850
Excess tax benefits from share-based awards	(12,521)	(5,558)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(7,241)	4,122
Increase in other assets	(22,351)	(4,842)
Increase (decrease) in payables and other liabilities	9,437	(7,435)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	23,963	28,514
Increase (decrease) deferred preneed funeral revenue	(11,965)	(3,799)
Decrease in deferred preneed funeral receipts held in trust	(22,550)	(28,576)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(31,736)	(32,380)
Increase in deferred preneed cemetery revenue	43,478	40,733
Decrease in deferred preneed cemetery receipts held in trust	(1,323)	(8,969)
Other	2,017	195
Net cash provided by operating activities from continuing operations	171,817	226,568
Net cash (used in) provided by operating activities from discontinued operations	(1,000)	380
Net cash provided by operating activities	170,817	226,948
Cash flows from investing activities:
Capital expenditures	(57,379)	(50,762)
Acquisitions	(7,575)	(3,565)
Proceeds from divestitures and sales of property and equipment	154,893	5,550
Net (deposits) withdrawals of restricted funds	(12,225)	341
Net cash provided (used in) investing activities from continuing operations	77,714	(48,436)
Net cash used in investing activities from discontinued operations	(361)	(41)
Net cash provided by (used in) investing activities	77,353	(48,477)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,000	—
Debt issuance costs	(10,500)	—
Payments of debt	(135,371)	(3,951)
Early extinguishment of debt	(762,782)	—
Principal payments on capital leases	(14,491)	(12,967)
Proceeds from exercise of stock options	14,791	4,856
Excess tax benefits from share-based awards	12,521	5,558
Purchase of Company common stock	(60,425)	(1,708)
Payments of dividends	(34,024)	(27,553)
Purchase of noncontrolling interest	(15,000)	(8,333)
Bank overdrafts and other	115	(3,681)

	Six Months Ended
	June 30,
	2014	2013
Net cash used in financing activities from continuing operations	(250,166)	(47,779)
Net cash used in financing activities from discontinued operations	—	(744)
Net cash used in financing activities	(250,166)	(48,523)
Net change in cash of discontinued operations	1,323	405
Effect of foreign currency on cash and cash equivalents	(392)	(1,512)
Net (decrease) increase in cash and cash equivalents	(1,065)	128,841
Cash and cash equivalents at beginning of period	141,580	88,769
Cash and cash equivalents at end of period	$140,515	$217,610
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(286,795)	$111,717	$19,800	$1,362,827
Comprehensive income	—	—	—	91,236	(17,260)	1,912	75,888
Dividends declared on common stock ($.13 per share)	—	—	(27,553)	—	—	—	(27,553)
Employee share-based compensation earned	—	—	5,850	—	—	—	5,850
Stock option exercises	555	—	4,444	—	—	—	4,999
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(117)	(717)	(1,017)	—	—	(1,851)
Cancellation of Company stock	(8)	8	—	—	—	—	—
Tax Benefits Related to Share-Based Awards	—	—	5,558	—	—	—	5,558
Purchase of noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(900)	(900)
Other	82	—	1,294	—	—	—	1,376
Balance at June 30, 2013	$212,064	$(122)	$1,293,863	$(196,576)	$94,457	$14,175	$1,417,861

Balance at December 31, 2013	212,327	(10)	1,259,348	(145,876)	88,441	10,148	1,424,378
Comprehensive income	—	—	—	67,024	2,318	6,158	75,500
Dividends declared on common stock ($.16 per share)	—	—	(34,024)	—	—	—	(34,024)
Employee share-based compensation earned	—	—	6,423	—	—	—	6,423
Stock option exercises	1,605	—	13,947	—	—	—	15,552
Restricted stock awards, net of forfeitures	345	—	(345)	—	—	—	—
Purchase of Company common stock	—	(3,185)	(18,669)	(39,332)	—	—	(61,186)
Cancellation of Company Stock	(42)	42	—	—	—	—	—
Tax Benefits Related to Share-Based Awards		—	12,521	—	—	—	12,521
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(134)	(134)
Other	93	—	1,472	—	—	—	1,565
Balance at June 30, 2014	$214,328	$(3,153)	$1,233,232	$(118,184)	$90,759	$8,613	$1,425,595

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
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise; including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorial products, flowers, and other ancillary products and services; is sold at funeral service locations. Cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, and mausoleum spaces and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, and burial openings and closings. We also sell preneed funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain merchandise and services to be provided in the future.

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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. In this filing we revised our consolidated balance sheet as of December 31, 2013 to reclassify $30.0 million from Long-term debt to Current maturities of long-term debt. The original misclassification relates to amounts payable in 2014 for our Term Loan due July 2018. Our previously issued December 31, 2013 financial statements are not materially misstated by this misclassification. On July 8, 2014, we sold our operations in Germany. As such, we have reclassified the assets and results of operations of these businesses to discontinued operations in all periods presented.
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

3. Recently Issued Accounting Standards

Discontinued Operations
In April 2014, the FASB amended the Presentation of Financial Statements and Property, Plant, and Equipment Topics of the ASC to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The new guidance is effective for us with disposals that occur after January 1, 2015.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The new guidance is effective for us beginning January 1, 2017 and we are still evaluating the impact of adoption on our consolidated results of operations.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$24,949	$21,416	$52,872	$43,615
Withdrawals	31,955	35,544	75,692	68,249
Purchases of available-for-sale securities	79,305	116,847	140,790	177,826
Sales of available-for-sale securities	107,199	149,946	171,250	246,650
Realized gains from sales of available-for-sale securities	15,911	17,330	32,012	28,701
Realized losses from sales of available-for-sale securities	(2,665)	(4,445)	(4,139)	(6,166)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,390,801	$1,422,942
Cash and cash equivalents	163,170	128,216
Assets associated with businesses held for sale	(155,114)	(184,854)
Insurance-backed fixed income securities	279,349	280,969
Trust investments	1,678,206	1,647,273
Receivables from customers	256,575	259,793
Unearned finance charge	(10,384)	(10,094)
	1,924,397	1,896,972
Allowance for cancellation	(43,930)	(45,339)
Preneed funeral receivables, net and trust investments	$1,880,467	$1,851,633
Our funeral merchandise and service trust investments are recorded at fair value. The costs and fair values at June 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	June 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$107,491	$1,996	$(3,517)	$105,970
Canadian government	2	99,308	217	(963)	98,562
Corporate	2	47,997	3,617	(374)	51,240
Residential mortgage-backed	2	1,610	28	(21)	1,617
Asset-backed	2	2,733	50	(1)	2,782
Equity securities:
Preferred stock	2	20,045	1,959	(30)	21,974
Common stock:
United States	1	324,908	74,621	(6,053)	393,476
Canada	1	23,088	5,686	(810)	27,964
Other international	1	29,487	5,825	(391)	34,921
Mutual funds:
Equity	1	292,246	31,697	(1,230)	322,713
Fixed income	1	302,917	8,555	(13,698)	297,774
Private equity	3	30,640	3,619	(6,920)	27,339
Other	3	4,070	399	—	4,469
Trust investments		$1,286,540	$138,269	$(34,008)	$1,390,801

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$110,511	$1,299	$(5,599)	$106,211
Canadian government	2	100,263	81	(1,113)	99,231
Corporate	2	64,042	3,515	(691)	66,866
Residential mortgage-backed	2	2,408	23	(33)	2,398
Asset-backed	2	3,366	—	(10)	3,356
Equity securities:
Preferred stock	2	30,107	754	(235)	30,626
Common stock:
United States	1	364,721	77,963	(2,928)	439,756
Canada	1	27,634	4,346	(1,216)	30,764
Other international	1	35,519	4,986	(199)	40,306
Mutual funds:
Equity	1	257,256	22,530	(2,303)	277,483
Fixed income	1	313,606	3,228	(19,577)	297,257
Private equity	3	32,909	2,702	(8,726)	26,885
Other	3	1,545	291	(33)	1,803
Trust investments		$1,343,887	$121,718	$(42,663)	$1,422,942

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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discount rates results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2014, our unfunded commitment for our private equity and other investments was $6.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair value, beginning balance	$27,514	$3,839	$25,731	$1,252
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	(1,165)	820	1,761	361
Net realized losses included in Other income (expense), net(2)	(6)	(1)	(6)	(1)
Purchases	1,068	—	—	—
Contributions	490	—	1,565	—
Distributions	(562)	(189)	(2,718)	(155)
Fair value, ending balance	$27,339	$4,469	$26,333	$1,457

	Six Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair value, beginning balance	$26,885	$1,803	$17,879	$744
Net unrealized gains included in Accumulated other comprehensive income(1)	(1,635)	2,856	12,611	870
Net realized losses included in Other income (expense), net(2)	(14)	(1)	(11)	(2)
Purchases	2,955	—	—	—
Contributions	957	—	2,202	—
Distributions	(1,809)	(189)	(6,348)	(155)
Fair value, ending balance	$27,339	$4,469	$26,333	$1,457

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at June 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$132,052
Due in one to five years	55,053
Due in five to ten years	42,680
Thereafter	30,386
$260,171

Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments were $17.1 million and $12.0 million for the three months ended June 30, 2014 and 2013, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $32.5 million and $24.3 million for the six months ended June 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended June 30, 2014 and 2013, we recorded a $0.1 million and a $0.4 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2014 and 2013, we recorded a $0.4 million and a $0.6 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of June 30, 2014 and December 31, 2013, respectively, are shown in the following tables:

	June 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$7,752	$(283)	$38,290	$(3,234)	$46,042	$(3,517)
Canadian government	5,045	(19)	19,903	(944)	24,948	(963)
Corporate	9,106	(253)	2,853	(121)	11,959	(374)
Residential mortgage-backed	168	(5)	401	(16)	569	(21)
Asset-backed	464	(1)	—	—	464	(1)
Equity securities:
Preferred stock	903	(30)	—	—	903	(30)
Common stock:
United States	74,480	(5,480)	2,935	(573)	77,415	(6,053)
Canada	1,763	(126)	1,958	(684)	3,721	(810)
Other international	3,311	(339)	538	(52)	3,849	(391)
Mutual funds:
Equity	15,493	(179)	9,525	(1,051)	25,018	(1,230)
Fixed income	19,286	(268)	77,428	(13,430)	96,714	(13,698)
Private equity	—	—	12,440	(6,920)	12,440	(6,920)
Total temporarily impaired securities	$137,771	$(6,983)	$166,271	$(27,025)	$304,042	$(34,008)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$28,693	$(3,595)	$19,351	$(2,004)	$48,044	$(5,599)
Canadian government	9,546	(120)	18,981	(993)	28,527	(1,113)
Corporate	21,357	(346)	5,654	(345)	27,011	(691)
Residential mortgage-backed	1,381	(25)	172	(8)	1,553	(33)
Asset-backed	3,275	(10)	—	—	3,275	(10)
Equity securities:
Preferred stock	14,028	(235)	—	—	14,028	(235)
Common stock:
United States	46,544	(2,153)	3,327	(775)	49,871	(2,928)
Canada	2,433	(576)	1,992	(641)	4,425	(1,217)
Other international	3,396	(138)	369	(60)	3,765	(198)
Mutual funds:
Equity	16,206	(337)	12,456	(1,966)	28,662	(2,303)
Fixed income	143,846	(4,984)	38,217	(14,593)	182,063	(19,577)
Private equity	—	—	13,002	(8,726)	13,002	(8,726)
Other	—	—	527	(33)	527	(33)
Total temporarily impaired securities	$290,705	$(12,519)	$114,048	$(30,144)	$404,753	$(42,663)

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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$33,132	$28,344	$61,403	$53,612
Withdrawals	28,221	33,458	62,569	63,339
Purchases of available-for-sale securities	111,565	190,675	210,323	296,397
Sales of available-for-sale securities	103,530	208,589	195,847	334,332
Realized gains from sales of available-for-sale securities	20,655	29,743	46,187	46,319
Realized losses from sales of available-for-sale securities	(3,826)	(6,885)	(6,125)	(9,055)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,603,107	$1,553,719
Cash and cash equivalents	135,185	138,459
Assets associated with businesses held for sale	(81,479)	(106,815)
Insurance-backed fixed income securities	4	4
Trust investments	1,656,817	1,585,367
Receivables from customers	845,040	798,420
Unearned finance charges	(32,242)	(30,042)
	2,469,615	2,353,745
Allowance for cancellation	(64,933)	(55,922)
Preneed cemetery receivables, net and trust investments	$2,404,682	$2,297,823
Our cemetery merchandise and service trust investments are recorded at fair value. The costs and fair values at June 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$113,114	$2,775	$(5,321)	$110,568
Canadian government	2	18,414	204	(130)	18,488
Corporate	2	45,719	6,093	(496)	51,316
Residential mortgage-backed	2	141	3	(2)	142
Asset-backed	2	2,723	69	—	2,792
Equity securities:
Preferred stock	2	9,431	1,095	(31)	10,495
Common stock:
United States	1	412,294	136,316	(6,014)	542,596
Canada	1	13,280	4,868	(656)	17,492
Other international	1	34,457	10,020	(528)	43,949
Mutual funds:
Equity	1	383,466	61,948	(1,022)	444,392
Fixed income	1	346,723	9,731	(24,212)	332,242
Private equity	3	26,640	4,827	(3,910)	27,557
Other	3	777	301	—	1,078
Trust investments		$1,407,179	$238,250	$(42,322)	$1,603,107

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$113,621	$1,714	$(8,876)	$106,459
Canadian government	2	17,073	170	(261)	16,982
Corporate	2	48,970	5,262	(646)	53,586
Residential mortgage-backed	2	408	2	(2)	408
Asset-backed	2	3,346	—	(13)	3,333
Equity securities:
Preferred stock	2	16,708	1,106	(123)	17,691
Common stock:
United States	1	425,246	147,258	(3,231)	569,273
Canada	1	15,368	4,063	(935)	18,496
Other international	1	44,184	10,079	(200)	54,063
Mutual funds:
Equity	1	327,084	49,428	(1,704)	374,808
Fixed income	1	338,944	5,236	(33,649)	310,531
Private equity	3	28,625	3,372	(5,153)	26,844
Other	3	1,078	200	(33)	1,245
Trust investments		$1,380,655	$227,890	$(54,826)	$1,553,719
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by the investment committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.
As of June 30, 2014, our unfunded commitment for our private equity and other investments was $6.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair value, beginning balance	$27,519	$1,253	$25,957	$1,035
Net unrealized gains included in Accumulated other comprehensive income(1)	123	28	1,830	389
Net realized losses included in Other income (expense), net(2)	(7)	—	(6)	(1)
Contributions	526	—	1,673	—
Distributions and other	(604)	(203)	(2,827)	(165)
Fair value, ending balance	$27,557	$1,078	$26,627	$1,258

	Six Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair value, beginning balance	$26,844	$1,245	$17,687	$450
Net unrealized gains included in Accumulated other comprehensive income(1)	1,610	37	13,230	976
Net realized losses included in Other income (expense), net(2)	(15)	(1)	(13)	(3)
Contributions	1,025	—	2,335	—
Distributions and other	(1,907)	(203)	(6,612)	(165)
Fair value, ending balance	$27,557	$1,078	$26,627	$1,258

(1)
All unrealized gains recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed funeral and cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral and cemetery receipts held in trust.

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
Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at June 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$11,669
Due in one to five years	81,495
Due in five to ten years	40,319
Thereafter	49,823
$183,306
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments were $12.4 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments were $24.0 million and $18.9 million for the six months ended June 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended June 30, 2014 and 2013, we recorded a $0.2 million and a $0.9 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2014 and 2013, we recorded a $0.5 million and a $1.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of June 30, 2014 are shown in the following tables:

	June 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,545	$(297)	$56,621	$(5,024)	$67,166	$(5,321)
Canadian government	9,798	(59)	2,688	(71)	12,486	(130)
Corporate	10,069	(316)	3,532	(180)	13,601	(496)
Residential mortgage-backed	16	—	46	(2)	62	(2)
Equity securities:
Preferred stock	1,469	(31)	—	—	1,469	(31)
Common stock:
United States	69,634	(5,750)	4,315	(264)	73,949	(6,014)
Canada	940	(79)	2,146	(577)	3,086	(656)
Other international	5,763	(493)	765	(35)	6,528	(528)
Mutual funds:
Equity	15,779	(109)	14,532	(913)	30,311	(1,022)
Fixed income	15,194	(189)	125,779	(24,023)	140,973	(24,212)
Private equity	—	—	5,257	(3,910)	5,257	(3,910)
Total temporarily impaired securities	$139,207	$(7,323)	$215,681	$(34,999)	$354,888	$(42,322)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,120	$(6,040)	$25,043	$(2,836)	$70,163	$(8,876)
Canadian government	9,424	(120)	3,066	(141)	12,490	(261)
Corporate	15,050	(424)	3,073	(222)	18,123	(646)
Residential mortgage-backed	145	(2)	2	—	147	(2)
Asset-backed	3,257	(13)	—	—	3,257	(13)
Equity securities:
Preferred stock	5,604	(123)	—	—	5,604	(123)
Common stock:
United States	46,317	(2,648)	3,489	(583)	49,806	(3,231)
Canada	1,569	(502)	1,935	(433)	3,504	(935)
Other international	4,344	(124)	702	(76)	5,046	(200)
Mutual funds:
Equity	3,858	(54)	14,477	(1,650)	18,335	(1,704)
Fixed income	134,669	(5,527)	64,009	(28,122)	198,678	(33,649)
Private equity	—	—	6,589	(5,153)	6,589	(5,153)
Other	—	—	282	(33)	282	(33)
Total temporarily impaired securities	$269,357	$(15,577)	$122,667	$(39,249)	$392,024	$(54,826)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$8,400	$5,422	$20,237	$13,650
Withdrawals	9,314	7,052	15,199	16,621
Purchases of available-for-sale securities	24,927	55,395	63,822	90,447
Sales of available-for-sale securities	49,001	29,261	79,073	56,751
Realized gains from sales of available-for-sale securities	9,824	5,119	14,869	8,901
Realized losses from sales of available-for-sale securities	(327)	(440)	(664)	(762)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,379,544	$1,352,539
Cash and cash equivalents	104,957	78,509
Assets associated with businesses held for sale	(79,427)	(86,726)
Cemetery perpetual care trust investments	$1,405,074	$1,344,322
Our cemetery perpetual care trust investments are recorded at fair value. The cost and fair values at June 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	June 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,260	$22	$(10)	$1,272
Canadian government	2	30,104	359	(230)	30,233
Corporate	2	24,351	498	(344)	24,505
Residential mortgage-backed	2	1,335	23	(10)	1,348
Asset-backed	2	1,988	64	(5)	2,047
Equity securities:
Preferred stock	2	9,416	647	(2)	10,061
Common stock:
United States	1	198,797	57,359	(1,027)	255,129
Canada	1	7,166	2,724	(418)	9,472
Other international	1	13,031	2,173	(78)	15,126
Mutual funds:
Equity	1	57,472	6,980	(381)	64,071
Fixed income	1	877,712	55,818	(510)	933,020
Private equity	3	23,591	2,177	(4,494)	21,274
Other	3	9,651	2,344	(9)	11,986
Cemetery perpetual care trust investments		$1,255,874	$131,188	$(7,518)	$1,379,544

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,588	$9	$(14)	$1,583
Canadian government	2	28,487	301	(459)	28,329
Corporate	2	43,196	312	(263)	43,245
Residential mortgage-backed	2	4,258	14	(19)	4,253
Asset-backed	2	3,006	5	(11)	3,000
Equity securities:
Preferred stock	2	25,952	192	(252)	25,892
Common stock:
United States	1	231,156	53,782	(2,087)	282,851
Canada	1	8,846	2,222	(623)	10,445
Other international	1	20,676	1,319	(167)	21,828
Mutual funds:
Equity	1	41,282	5,693	(35)	46,940
Fixed income	1	819,439	35,963	(2,598)	852,804
Private equity	3	28,309	472	(9,002)	19,779
Other	3	10,521	1,153	(84)	11,590
Cemetery perpetual care trust investments		$1,266,716	$101,437	$(15,614)	$1,352,539
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
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by the investment committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy as required by the FVM&D Topic of the ASC.

Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair value, beginning balance	$20,806	$11,712	$16,454	$10,342
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	570	553	20	705
Net realized losses included in Other income (expense), net(2)	(12)	(6)	(13)	(7)
Contributions	709	—	2,316	—
Distributions and other	(799)	(273)	(128)	(225)
Fair value, ending balance	$21,274	$11,986	$18,649	$10,815

	Six Months Ended
	June 30, 2014		June 30, 2013
	Private Equity	Other	Private Equity	Other
	(in thousands)
Fair market value, beginning balance	$19,779	$11,590	$11,122	$7,659
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,297	681	6,089	3,434
Net realized losses included in Other income (expense), net(2)	(24)	(12)	(95)	(53)
Sales	(17)	—	—	—
Contributions	1,403	—	2,317	—
Distributions and other	(1,164)	(273)	(784)	(225)
Fair market value, ending balance	$21,274	$11,986	$18,649	$10,815

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All gains (losses) recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities at June 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$17,799
Due in one to five years	28,710
Due in five to ten years	11,753
Thereafter	1,143
$59,405
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. Recognized trust fund income related to these trust investments were $15.1 million and $11.7 million for the three months ended June 30, 2014 and 2013, respectively. Recognized trust fund income related to these trust investments were $29.0 million and $21.7 million for the six months ended June 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended June 30, 2013, we recorded a $0.1 million impairment charge, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2013, we recorded a $0.2 million impairment charge, for other-than-temporary declines in fair value related to unrealized losses on certain investments. We recorded an impairment charge for the three and six months ended June 30, 2014, of less than $0.1 million in both periods.
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

	June 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$855	$(9)	$8	$(1)	$863	$(10)
Canadian government	15,559	(105)	4,400	(125)	19,959	(230)
Corporate	7,226	(99)	4,981	(245)	12,207	(344)
Residential mortgage-backed	86	(2)	251	(8)	337	(10)
Asset-backed	405	(5)	32	—	437	(5)
Equity securities:
Preferred stock	—	—	50	(2)	50	(2)
Common stock:
United States	13,690	(542)	4,910	(485)	18,600	(1,027)
Canada	145	(6)	1,490	(412)	1,635	(418)
Other international	527	(11)	451	(67)	978	(78)
Mutual funds:
Equity	28,576	(373)	131	(8)	28,707	(381)
Fixed income	35,090	(143)	28,926	(367)	64,016	(510)
Private equity	—	—	9,262	(4,494)	9,262	(4,494)
Other	12	(9)	4,541	—	4,553	(9)
Total temporarily impaired securities	$102,171	$(1,304)	$59,433	$(6,214)	$161,604	$(7,518)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,339	$(14)	$20	$—	$1,359	$(14)
Canadian government	15,777	(214)	5,131	(245)	20,908	(459)
Corporate	22,534	(129)	3,299	(134)	25,833	(263)
Residential mortgage-backed	2,960	(18)	10	(1)	2,970	(19)
Asset-backed	2,835	(10)	15	(1)	2,850	(11)
Equity securities:
Preferred stock	14,650	(245)	44	(7)	14,694	(252)
Common stock:
United States	23,825	(1,561)	3,254	(526)	27,079	(2,087)
Canada	667	(129)	1,794	(494)	2,461	(623)
Other international	1,540	(54)	525	(113)	2,065	(167)
Mutual funds:
Equity	391	(14)	163	(21)	554	(35)
Fixed income	181,701	(2,090)	28,507	(508)	210,208	(2,598)
Private equity	—	—	19,242	(9,002)	19,242	(9,002)
Other	—	—	9,738	(84)	9,738	(84)
Total temporarily impaired securities	$268,219	$(4,478)	$71,742	$(11,136)	$339,961	$(15,614)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 are detailed below.

	June 30, 2014			December 31, 2013
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,678,206	$1,656,817	$3,335,023	$1,647,273	$1,585,367	$3,232,640
Accrued trust operating payables and other	(1,801)	(2,262)	(4,063)	(1,108)	(1,698)	(2,806)
Deferred preneed funeral and cemetery receipts held in trust	$1,676,405	$1,654,555	$3,330,960	$1,646,165	$1,583,669	$3,229,834
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2014 and December 31, 2013 are detailed below.

	June 30, 2014	December 31, 2013
	(In thousands)
Cemetery perpetual care trust investments	$1,405,074	$1,344,322
Accrued trust operating payables and other	(807)	(1,748)
Care trusts’ corpus	$1,404,267	$1,342,574
Other Income (Expense), Net
The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$15,911	$20,655	$9,824	$—	$46,390
Realized losses	(2,665)	(3,826)	(327)	—	(6,818)
Impairment charges	(119)	(179)	(7)	—	(305)
Interest, dividend, and other ordinary income	7,900	4,981	12,385	—	25,266
Trust expenses and income taxes	(4,978)	(4,377)	(2,127)	—	(11,482)
Net trust investment income	16,049	17,254	19,748	—	53,051
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(16,049)	(17,254)	(19,748)	—	(53,051)
Other income (expense), net	—	—	—	50	50
Total other income, net	$—	$—	$—	$50	$50

	Six Months Ended June 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$32,012	$46,187	$14,869	$—	$93,068
Realized losses	(4,139)	(6,125)	(664)	—	(10,928)
Impairment charges	(370)	(518)	(47)	—	(935)
Interest, dividend, and other ordinary income	13,474	7,476	21,971	—	42,921
Trust expenses and income taxes	(9,445)	(9,192)	(3,674)	—	(22,311)
Net trust investment income	31,532	37,828	32,455	—	101,815
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(31,532)	(37,828)	(32,455)	—	(101,815)
Other expense (expense), net	—	—	—	1,586	1,586
Total other income, net	$—	$—	$—	$1,586	$1,586

	Three Months Ended June 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$17,330	$29,743	$5,119	$—	$52,192
Realized losses	(4,445)	(6,885)	(440)	—	(11,770)
Impairment charges	(446)	(940)	(126)	—	(1,512)
Interest, dividend, and other ordinary income	14,206	8,915	7,784	—	30,905
Trust expenses and income taxes	(2,657)	(3,087)	(1,009)	—	(6,753)
Net trust investment income	23,988	27,746	11,328	—	63,062
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(23,988)	(27,746)	(11,328)	—	(63,062)
Other income (expense), net	—	—	—	(695)	(695)
Total other income (expense), net	$—	$—	$—	$(695)	$(695)

	Six Months Ended June 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$28,701	$46,319	$8,901	$—	$83,921
Realized losses	(6,166)	(9,055)	(762)	—	(15,983)
Impairment charges	(646)	(1,297)	(189)	—	(2,132)
Interest, dividend, and other ordinary income	16,023	10,444	13,873	—	40,340
Trust expenses and income taxes	(5,038)	(6,756)	(1,584)	—	(13,378)
Net trust investment income	32,874	39,655	20,239	—	92,768
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(32,874)	(39,655)	(20,239)	—	(92,768)
Other income (expense), net	—	—	—	(1,680)	(1,680)
Total other income (expense), net	$—	$—	$—	$(1,680)	$(1,680)

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 53.9% and 38.5% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 45.1% and 38.0% for the six months ended June 30, 2014 and 2013, respectively. The higher effective tax rate for the six months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the second quarter of 2014 is above the 35% federal statutory tax rate due to the gain on required divestitures associated with the Stewart acquisition coupled with state tax expense which is partially offset by state legislative changes and foreign earnings taxed at lower rates.
Unrecognized Tax Benefits
As of June 30, 2014, the gross amount of our unrecognized tax benefits was $135.4 million and the gross amount of our accrued interest was $46.1 million. Additional interest expense of $1.5 million was accrued.
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

9. Debt
Debt as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$—	$86,416
6.75% Senior Notes due April 2015	—	136,465
6.75% Senior Notes due April 2016	197,377	197,377
3.375% Senior Convertible Notes due July 2016	134	45,119
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
6.5% Senior Notes due April 2019	—	200,000
7.0% Senior Notes due May 2019	—	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	550,000	—
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	465,000	600,000
Bank credit facility due July 2018	235,000	30,000
Obligations under capital leases	183,204	189,697
Mortgage notes and other debt, maturities through 2050	4,302	4,752
Unamortized (discounts) premiums and other, net	(3,214)	42,084
Total debt	3,151,803	3,301,910
Less:
Current maturities of debt, capital lease obligations, and mortgage notes	(102,065)	(153,738)
Current maturities of unamortized discounts (premiums) and other, net	629	(22,624)
Total current maturities	(101,436)	(176,362)
Total long-term debt	$3,050,367	$3,125,548
Current maturities of debt at June 30, 2014 primarily comprise our capital leases and amounts due under our term loan. Our consolidated debt had a weighted average interest rate of 5.11% and 5.25% at June 30, 2014 and December 31, 2013, respectively. Approximately 72% and 76% of our total debt had a fixed interest rate at June 30, 2014 and December 31, 2013, respectively.
Bank Credit Agreement
The Company has a $500 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of June 30, 2014, we have $235.0 million outstanding borrowings under our bank credit facility and have issued $31.6 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% at June 30, 2014. As of June 30, 2014, we have $233.4 million in borrowing capacity under the bank credit facility.
Debt Issuances and Additions
In May 2014, we issued $550.0 million of unsecured 5.375% Senior Notes due May 2024. We used the net proceeds from this offering, along with a $95.0 million draw on our Bank Credit Facility, to repay our 6.75% Senior Notes due April 2015, 6.5% Senior Notes due April 2019, and 7.0% Senior Notes due May 2019 along with associated refinancing costs. The newly issued notes are subject to the provisions of the Company's Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

Debt Extinguishments and Reductions
During the first half of 2014, we made debt payments of $898.2 million for scheduled and early extinguishment payments as follows:

•	$250.0 million in aggregate principal of our 7.0% Senior Notes due May 2019;

•	$200.0 million in aggregate principal and $9.1 million in unamortized premiums of our 6.5% Senior Notes due April 2019;

•	$136.5 million in aggregate principal of our 6.75% Senior Notes due April 2015;

•	$135.0 million in aggregate principal of our Term Loan due July 2018;

•	$86.4 million in aggregate principal and $21.7 million in unamortized premiums of our 3.125% Senior Convertible Notes due 2014;

•	$45.0 million in aggregate principal and $14.2 million in unamortized premiums of our 3.375% Senior Convertible Notes due 2016; and

•	$0.3 million in other debt.
Subsequent to June 30, 2014, we made an additional debt payment of $13.0 million on our Term Loan due July 2018.
Certain of the above transactions resulted in the recognition of a loss of $29.2 million recorded in (Losses) gains on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
During the first half of 2013, we paid an aggregate of $5.2 million to repay $4.8 million of 7.875% Debentures due February 2013 and $0.4 million to retire other debt resulting in the recognition of a gain of $0.5 million recorded in Losses (gains) on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
Capital Leases
During the six months ended June 30, 2014 and 2013, we acquired $19.0 million and $28.5 million, respectively, of capital leases, primarily related to transportation equipment. We retired $14.5 million and $13.0 million of capital lease obligations for the six months ended June 30, 2014 and 2013, respectively.

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
The fair value of our debt instruments at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$—	$106,939
6.75% Senior Notes due April 2015	—	144,653
6.75% Senior Notes due April 2016	213,651	214,904
3.375% Senior Convertible Notes due July 2016	160	60,487
7.0% Senior Notes due June 2017	332,244	333,259
7.625% Senior Notes due October 2018	293,125	288,875
6.5% Senior Notes due April 2019	—	210,000
7.0% Senior Notes due May 2019	—	270,000
4.5% Senior Notes due November 2020	206,000	192,610
8.0% Senior Notes due November 2021	175,500	173,625
5.375% Senior Notes due January 2022	443,063	431,588
5.375% Senior Notes due May 2024	568,563	—
7.5% Senior Notes due April 2027	217,500	215,750
Term Loan due July 2018	465,000	600,000
Bank credit facility due July 2018	235,000	30,000
Mortgage notes and other debt, maturities through 2050	4,302	4,752
Total fair value of debt instruments	$3,154,108	$3,277,442
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2014:

Six Months Ended
Assumptions	June 30, 2014
Dividend yield	1.8%
Expected volatility	27.1%
Risk-free interest rate	1.1%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2014:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	13,319,750	$9.84
Granted	2,495,850	$17.41
Exercised	(1,731,275)	$9.67
Canceled	(26,034)	$15.77
Outstanding at June 30, 2014	14,058,291	$11.19
Exercisable at June 30, 2014	9,598,541	$9.03

As of June 30, 2014, the unrecognized compensation expense related to stock options of $12.7 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Shares
Restricted share activity for the six months ended June 30, 2014 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2013	1,183,229	$11.81
Granted	344,570	$17.41
Vested	(187,549)	$11.44
Nonvested restricted shares at June 30, 2014	1,340,250	$13.30
As of June 30, 2014, the unrecognized compensation expense related to restricted shares of $9.4 million is expected to be recognized over a weighted average period of 1.5 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	2,318	—	2,318
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	46,253	46,253
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(46,253)	(46,253)
Balance at June 30, 2014	$90,759	$—	$90,759

Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(17,260)	—	(17,260)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	8,744	8,744
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(8,744)	(8,744)
Balance at June 30, 2013	$94,457	$—	$94,457
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On May 14, 2014, our Board of Directors approved a cash dividend of $.08 per common share. This dividend, totaling $16.9 million, was paid on June 30, 2014.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2014, we repurchased 3,078,954 shares of common stock at an aggregate cost of $59.4 million, which is an average cost per share of $19.29. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $130.8 million at June 30, 2014.

13. Segment Reporting

Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2014	$479,531	$267,215	$746,746
2013	$414,545	$209,686	$624,231
Gross profits:
2014	$97,908	$57,956	$155,864
2013	$80,259	$45,724	$125,983
Six Months Ended June 30,
Revenues from external customers:
2014	$988,585	$503,670	$1,492,255
2013	$874,630	$400,019	$1,274,649
Gross profits:
2014	$217,155	$104,949	$322,104
2013	$200,060	$85,250	$285,310
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Gross profits from reportable segments	$155,864	$125,983	$322,104	$285,310
General and administrative expenses	(46,127)	(31,379)	(102,137)	(62,302)
Gains (losses) on divestitures and impairment charges, net	34,994	(5,545)	32,182	(6,514)
Operating income	144,731	89,059	252,149	216,494
Interest expense	(46,307)	(32,740)	(91,303)	(65,509)
(Losses) gains on early extinguishment of debt	(29,158)	468	(29,158)	468
Other income (expense), net	50	(695)	1,586	(1,680)
Income before income taxes	$69,316	$56,092	$133,274	$149,773
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended June 30,
Revenues from external customers:
2014	$695,899	$50,847	$746,746
2013	$570,344	$53,887	$624,231
Six Months Ended June 30,
Revenues from external customers:
2014	$1,390,282	$101,973	$1,492,255
2013	$1,165,781	$108,868	$1,274,649

14. Supplementary Information

Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Property and merchandise revenues:
Funeral	$155,649	$142,949	$320,384	$302,564
Cemetery	188,970	150,003	344,362	279,479
Total property and merchandise revenues	344,619	292,952	664,746	582,043
Services revenues:
Funeral	290,078	242,076	601,238	514,686
Cemetery	71,249	53,217	142,632	107,785
Total services revenues	361,327	295,293	743,870	622,471
Other revenues	40,800	35,986	83,639	70,135
Total revenues	$746,746	$624,231	$1,492,255	$1,274,649
Property and merchandise costs and expenses:
Funeral	$73,295	$65,611	$155,249	$140,819
Cemetery	86,111	64,518	155,648	121,071
Total cost of property and merchandise	159,406	130,129	310,897	261,890
Services costs and expenses:
Funeral	162,235	139,203	321,740	274,297
Cemetery	39,023	26,220	76,061	52,551
Total cost of services	201,258	165,423	397,801	326,848
Overhead and other expense	230,218	202,696	461,453	400,601
Total costs and expenses	$590,882	$498,248	$1,170,151	$989,339

Non-Cash Investing Transactions

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Options exercised by attestation	$761	$143
Shares repurchased	$(761)	$(143)

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2014 and December 31, 2013, we have self-insurance reserves of $75.3 million and $78.0 million, respectively.
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
Burial Practices Claims. We are named as a defendant in various lawsuits alleging improper burial practices at certain of our cemetery locations. These lawsuits include but are not limited to the Scott lawsuit described below.
Robert Scott, individually and on behalf of all others similarly situated, v. Eden Memorial Park, et al. (previously styled F. Charles Sands, et al. v. Eden Memorial Park, et al.) Case No. BC421528; in the Superior Court of the State of California for the County of Los Angeles - Central District. This case was filed in September 2009 against SCI and certain subsidiaries regarding our Eden Memorial Park cemetery in Mission Hills, California. The plaintiff seeks compensatory, consequential, and punitive damages as well as the appointment of a receiver to oversee cemetery operations. The plaintiff alleges the cemetery engaged in wrongful burial practices and did not disclose them to customers. After a hearing in February 2012, the court in May 2012 issued an order certifying classes of cemetery plot owners and their families based on alleged Company misrepresentation, concealment or nondisclosure of material facts regarding alleged improper burial practices pertaining to the period from February 1985 to September 2009. Trial proceedings commenced in January 2014. On February 27, 2014, the Company announced a settlement of the lawsuit and the trial court preliminarily approved the settlement agreement. All certified claims under the lawsuit were released subject to final court approval of the settlement. The terms of the settlement call for the establishment of a settlement fund of $35.3 million, to which various SCI insurance carriers contributed $25.3 million and the Company contributed the balance. Other provisions call for, among other things, the Company to contribute up to $0.3 million toward claims administration costs and take certain actions in performing future burials. At a hearing conducted on May 15, 2014, the trial court approved the settlement, and this matter is closed.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Bryant, Helm and Samborsky lawsuits described below.
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
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest and injunctive relief. We cannot quantify our ultimate liability, if any, in this lawsuit.
Claims Regarding Acquisition of Stewart Enterprises. We are named as a defendant in the following lawsuit.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be a party to the suit. The case will continue against our subsidiary Stewart Enterprises and its former individual directors. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$25,922	$33,615	$67,024	$91,236
After tax interest on convertible debt	13	13	25	25
Net income — diluted	$25,935	$33,628	$67,049	$91,261
Weighted average shares (denominator):
Weighted average shares — basic	212,390	211,821	212,613	211,602
Stock options	3,478	4,004	3,859	3,880
Convertible debt	121	121	121	121
Weighted average shares — diluted	215,989	215,946	216,593	215,603
Net income per share:
Basic	$0.12	$0.16	$0.32	$0.43
Diluted	$0.12	$0.16	$0.31	$0.42
Discontinued operations have no impact on earnings per share, therefore net income from continuing operations attributable to common shareholders per share is the same as net income per share in the table above.
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. For the three months ended June 30, 2014 and June 30, 2013, total options not currently included in the computation of dilutive EPS were 1.7 million and 2.1 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, total options not currently included in the computation of dilutive EPS were 1.9 million and 1.6 million, respectively.

17. Acquisition
Stewart
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt.
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Stewart enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Stewart’s preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of December 23, 2013:

(In thousands)
Accounts receivable	$11,521
Other current assets	188,737
Cemetery property	308,201
Property and equipment, net	340,799
Preneed funeral and cemetery receivables and trust investments	632,305
Finite-lived intangible assets	77,134
Indefinite-lived intangible assets	79,400
Acquired assets held for sale	519,906
Deferred charges and other assets	274,336
Goodwill	559,754
Total assets acquired	2,992,093
Current liabilities	217,773
Long-term debt	270,668
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	741,741
Assumed liabilities held for sale	243,955
Deferred income taxes	61,512
Other liabilities	290,971
Total liabilities assumed	1,826,620
Noncontrolling interest	118
Net assets acquired	$1,165,355
We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value. During the first half of 2014, we made the following adjustments to our estimates of the fair value of assets and liabilities and revised the consolidated balance sheet for the year-ended December 31, 2013 included in this filing to reflect these adjustments:

(In thousands)
Decrease in the fair value of accounts receivable and other current assets	$(12,279)
Increase in the fair value of cemetery property	23,426
Decrease in the fair value of preneed funeral and cemetery receivables and trust investments	(22,705)
Decrease in the fair value of finite-lived intangible assets	(29,144)
Decrease in the fair value of deferred charges and other assets	(3,984)
Decrease in the fair value of deferred preneed funeral and cemetery revenues and deferred receipts held in trust	41,117
Change in the fair value of acquired assets and liabilities held for sale	(4,660)
Decrease in the fair value of deferred income taxes	38,657
Other	(11,604)
Total adjustment to goodwill	$18,824
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $559.8 million in goodwill recognized, $251.9 million was allocated to our cemetery segment and $307.9 million was allocated to our funeral segment. As a result of the carryover of Stewart’s tax basis, $2.3 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance policies	10	20	$28,500
Other preneed customer relationships	10	14	21,960
Selling and management agreements	20	40	5,900
Covenants-not-to-compete	5	15	5,480
Operating leases	26	34	6,144
Tradenames	5	5	9,150
Tradenames		Indefinite	77,900
Licenses and permits		Indefinite	1,500
Total intangible assets			$156,534
The condensed statement of operations for the three and six months ended June 30, 2014 includes the results of operations of Stewart. For the three and six months ended June 30, 2013, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2013:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
	(In thousands)
Revenue	$722,810	$1,472,915
Net income	$44,713	$108,932

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

18. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(In thousands)

Gains (losses) on divestitures, net	$35,937	$(3,710)	$37,864	$(4,600)
Impairment losses	(943)	(1,835)	(5,682)	$(1,914)
	$34,994	$(5,545)	$32,182	$(6,514)
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
Net assets held for sale at June 30, 2014 and December 31, 2013 were as follows:

	June 30	December 31
	2014	2013
	(In thousands)
Current assets	$3,043	$4,569
Preneed funeral and cemetery receivables and trust investments	297,075	363,480
Cemetery property	64,967	83,115
Property and equipment, net	47,632	63,356
Goodwill	139,145	193,545
Deferred charges and other assets	16,160	32,989
Cemetery perpetual care trust investments	79,427	86,726
Total assets	$647,449	$827,780
Accounts payable and accrued liabilities	2,252	3,183
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	357,588	427,436
Care trusts' corpus	78,976	86,726
Other long term liabilities	3,444	4,209
Total liabilities	442,260	521,554
Net assets held for sale	$205,189	$306,226

Discontinued Operations
On July 8, 2014, we sold our operations in Germany for approximately $5.0 million and are presenting the assets and results of operations as discontinued operations. Assets of discontinued operations at June 30, 2014 and December 31, 2013 were as follows:

	June 30	December 31
	2014	2013
	(In thousands)
Current assets	$2,979	$4,750
Property and equipment, net	281	116
Deferred charges and other assets	3,673	2,375
Total assets	$6,933	$7,241
Accounts payable and accrued liabilities	4,014	4,728
Deferred preneed funeral revenues	1,360	938
Other long term liabilities	30	30
Total liabilities	5,404	5,696
Net assets of discontinued operations	$1,529	$1,545

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At June 30, 2014, we operated 1,614 funeral service locations and 489 cemeteries (including 272 combination locations) in North America, which are geographically diversified across 44 states, 8 Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.3 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2014, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).

We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We also currently have approximately $130.8 million authorized to repurchase our common stock.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities, we are developing memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in cremation revenue in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities from continuing operations provided $171.8 million in the six months ended June 30, 2014. We have $233.4 million in excess borrowing capacity under our bank credit facility. We currently have no significant maturities of long-term debt until April 2016.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2014, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2014 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.81
Interest coverage ratio	3.00 (Min)	5.31
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $140.5 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs.
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the six months ended June 30, 2014, we repurchased 3,078,954 shares of common stock at an aggregate cost of $59.4 million, which is an average cost per share of $19.29. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $130.8 million at June 30, 2014. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
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

Repurchase debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities to manage our near-term debt maturity profile. During the second quarter of 2014, in accordance with our credit agreement, we paid $127.5 million to reduce the outstanding balance on our term loan.
The Company has a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, the Company's capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
We have executed a consent order with the staff of the Federal Trade Commission (FTC) in connection with the acquisition, which identifies certain properties the FTC has required us to divest as a result of the acquisition. We are currently negotiating agreements to sell these properties. These agreements are subject to review and approval by the FTC. In 2014, we divested a portion of the properties, generating after tax proceeds of $120.0 million. We believe that divestiture of the remaining properties will generate after tax of $215.0 to $240.0 million in the second half of 2014, which we expect to use to partially repay an additional $80.0 million outstanding under the term loan due July 2018 in accordance with our credit agreement with the remaining proceeds used in a manner consistent with our capital deployment approach. There can be no assurance that the divestitures will generate the proceeds described above. On an annual basis, the FTC properties generate approximately $47.0 million in gross profits, which we will continue to receive until the divestitures occur.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $56.1 million to $170.8 million in the first half of 2014 from $226.9 million in the first half of 2013. Included in 2014 are an increase of acquisition costs, related to the Stewart acquisition, of $45.5 million, a $24.8 million premium paid on early extinguishment of debt, a $12.5 million increase in excess tax benefits from share based awards, and a $8.1 million increase in legal defense fees, partially offset by a $1.4 million decrease in system and process transition costs.
Excluding the above items, cash flow from operations increased $33.4 million as a result of the following. The increases and decreases described below primarily resulted from the increase in the Company's size due to the Stewart acquisition.

•	a $203.1 million increase in cash receipts from customers;

•	a $8.0 million increase in General Agency (GA) receipts; partially offset by

•	a $81.0 million increase in vendor payments;

•	a $44.0 million increase in employee compensation;

•	a $25.3 million increase in cash interest paid;

•	a $12.3 million increase in net trust fund deposits; and

•	a $15.8 million increase in cash tax payments.
Investing Activities
Cash flows from investing activities provided $77.4 million in the first half of 2014 compared to using $48.5 million in the same period of 2013. This increase was primarily attributable to a $149.3 million increase in cash receipts from divestitures and asset sales partially offset by a $12.6 million increase in net deposits of restricted funds, a $6.6 million increase in capital expenditures, and a increase of $4.0 million in cash spent on acquisitions.
Financing Activities
Financing activities used $250.2 million in the first half of 2014 compared to using $48.5 million in the same period of 2013. This increase was primarily driven by the increase in debt and capital lease payments and early extinguishments of $895.7 million and a $58.7 million increase in repurchases of Company common stock, partially offset by debt issuances net of costs of $744.5 million.
We repurchased 3.2 million shares in the first half of 2014 for $60.4 million and 0.1 million shares in the same period of 2013 for $1.7 million.
We paid cash dividends of $34.0 million in the first half of 2014 and $27.6 million in the same period of 2013.

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

	June 30, 2014	December 31, 2013
	(In millions)
Preneed funeral	$114.8	$120.3
Preneed cemetery:
Merchandise and services	129.9	131.3
Pre-construction	5.7	2.9
Bonds supporting preneed funeral and cemetery obligations	250.4	254.5
Bonds supporting preneed business permits	4.4	2.8
Other bonds	18.4	17.9
Total surety bonds outstanding	$273.2	$275.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2014 and 2013, we had $5.2 million and $4.8 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2014 and 2013, we had $9.6 million and $9.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2014 and 2013.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$55.1	$44.4	$114.4	$90.7
Sales production (number of contracts)	24,147	16,043	44,547	33,296
Maturities	$52.7	$47.0	$110.8	$97.9
Maturities (number of contracts)	14,142	13,253	29,506	27,889
Cemetery:
Sales production:
Preneed	$195.2	$147.8	$346.9	$281.0
Atneed	81.2	61.0	162.2	124.3
Total sales production	$276.4	$208.8	$509.1	$405.3
Sales production deferred to backlog:
Preneed	$78.7	$61.4	$139.6	$110.6
Atneed	58.9	45.5	121.6	93.2
Total sales production deferred to backlog	$137.6	$106.9	$261.2	$203.8
Revenue recognized from backlog:
Preneed	$45.8	$39.4	$88.1	$75.3
Atneed	56.8	45.8	116.7	91.3
Total revenue recognized from backlog	$102.6	$85.2	$204.8	$166.6

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and six months ended June 30, 2014 and 2013, and the number of contracts associated with those transactions.

	North America
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Preneed funeral insurance-funded:
Sales production (1)	$163.0	$147.6	$318.1	$285.5
Sales production (number of contracts) (1)	22,152	25,349	48,483	49,483
General Agency revenue	$30.5	$26.8	$59.9	$52.0
Maturities	$93.8	$80.7	$194.9	$173.4
Maturities (number of contracts)	15,454	13,969	33,974	30,274

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
North America Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our North America backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at June 30, 2014 and December 31, 2013. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2014 and December 31, 2013. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts. The following table does not include backlog associated with businesses held for sale.

	June 30, 2014		December 31, 2013
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenues	$0.60	$0.60	$0.61	$0.61
Deferred preneed funeral receipts held in trust	1.68	1.57	1.65	1.57
	$2.28	$2.17	$2.26	$2.18
Allowance for cancellation on trust investments	(0.17)	(0.17)	(0.21)	(0.21)
Backlog of trust-funded preneed funeral revenues	$2.11	$2.00	$2.05	$1.97
Backlog of insurance-funded preneed funeral revenues (1)	4.58	4.58	4.45	4.45
Total backlog of preneed funeral revenues	$6.69	$6.58	$6.50	$6.42
Preneed funeral receivables, net and trust investments	$1.88	$1.78	$1.85	$1.77
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.17)	(0.17)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.72	$1.62	$1.68	$1.60
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	4.58	4.58	4.45	4.45
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.30	$6.20	$6.13	$6.05
Deferred preneed cemetery revenues	$1.02	$1.02	$0.98	$0.98
Deferred preneed cemetery receipts held in trust	1.65	1.45	1.58	1.41
	$2.67	$2.47	$2.56	$2.39
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.19)	(0.19)
Total backlog of deferred cemetery revenues	$2.55	$2.35	$2.37	$2.20
Preneed cemetery receivables, net and trust investments	$2.40	$2.21	$2.30	$2.13
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.19)	(0.19)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.26	$2.07	$2.11	$1.94

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
Also, we are required by state and provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. While some of the states require that net gains or losses be retained and added to the corpus, certain states allow the net realized gains and losses to be included in the income that is distributed.
Independent trustees manage and invest all of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment advisor through SCI's wholly-owned registered investment advisor. The trustees, with input from the investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation for the funeral and cemetery merchandise and service trusts is generally based on matching the time period that we expect the funeral or cemetery preneed contract to be outstanding. Since net ordinary earnings are distributed monthly from the cemetery perpetual care trusts to offset cemetery maintenance costs, the cemetery perpetual care trusts contain a higher fixed income allocation than the funeral and cemetery merchandise and service trusts. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets, and (2) preserving capital within acceptable levels of volatility. Preneed funeral and cemetery contracts generally take years to mature. Therefore, the funds associated with these contracts are often invested for several market cycles. While cemetery perpetual care trusts share the same investment objectives as listed above, these trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to control risk and volatility through a combination of asset styles, asset classes, and institutional investment managers.
As of June 30, 2014, 80% of our trusts were under the control and custody of two large financial institutions. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of June 30, 2014, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the twelve months ended June 30, 2014, the Standard and Poor’s 500 Index increased approximately 24.6% and the Barclay’s Aggregate Index increased approximately 4.4%, while the combined SCI trusts increased approximately 15.3%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended June 30, 2014 and 2013
Management Summary
Key highlights in the second quarter of 2014 were as follows:

•	Funeral gross profits increased $17.6 million, or 21.9%, primarily due to the contribution from our legacy Stewart funeral homes; and

•	Cemetery gross profits increased $12.3 million, or 26.9%, primarily due to higher preneed sales production from our legacy SCI cemeteries and the contribution of our legacy Stewart cemeteries.
Results of Operations — Three Months Ended June 30, 2014 and 2013
In the second quarter of 2014, we reported net income attributable to common stockholders of $25.9 million ($0.12 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2013 of $33.6 million ($0.16 per diluted share). These results were impacted by the following items:

	2014	2013
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$7,020	$(3,395)
After-tax (losses) gains from the early extinguishment of debt	$(18,449)	$296
After-tax expenses related to system and process transition costs	$(1,789)	$(1,123)
After-tax expenses related to Stewart acquisition and transition costs	$(8,916)	$(2,478)
After-tax expenses related to other acquisitions	$(184)	$—
After-tax expenses related to legal defense fees and other matters	$(506)	$(578)
Change in certain tax reserves and other	$(880)	$(106)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2014 and 2013. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2013 and ending June 30, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended June 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$479.5	$62.5	$5.2	$411.8
Cemetery revenue	267.2	42.6	4.0	220.6
Total revenue	$746.7	$105.1	$9.2	$632.4
Gross Profits
Funeral gross profits	$97.9	$16.6	$1.5	$79.8
Cemetery gross profits	58.0	8.1	0.9	49.0
Total gross profits	$155.9	$24.7	$2.4	$128.8

Three Months Ended June 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$414.5	$0.2	$4.9	$409.4
Cemetery revenue	209.7	—	2.3	207.4
Total revenue	624.2	0.2	7.2	616.8
Gross Profits
Funeral gross profits	$80.3	$—	$1.2	$79.1
Cemetery gross profits	45.7	—	0.7	45.0
Total gross profits	126.0	—	1.9	124.1
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended June 30, 2014 and 2013. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$479.5	$414.5
Less: Consolidated funeral recognized preneed revenue	20.8	18.1
Less: Consolidated GA revenue	30.5	26.8
Less: Other revenue	3.2	2.7
Adjusted consolidated funeral revenue	$425.0	$366.9
Consolidated funeral services performed	80,846	70,043
Consolidated average revenue per funeral service	$5,257	$5,239
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2014 and 2013. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$411.8	$409.4
Less: Comparable funeral recognized preneed revenue	20.1	18.0
Less: Comparable GA revenue	26.8	26.6
Less: Other revenue	2.7	2.7
Adjusted comparable funeral revenue	$362.2	$362.1
Comparable funeral services performed	68,227	69,114
Comparable average revenue per funeral service	$5,309	$5,238
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $479.5 million in the second quarter of 2014 compared to $414.5 million for the same period in 2013. This increase primarily is attributable to $62.3 million of additional revenues contributed by our legacy Stewart funeral homes and a $2.4 million increase in comparable revenues as described below.
Comparable revenues from funeral operations were $411.8 million in the second quarter of 2014 compared to $409.4 million for the same period in 2013. This increase was primarily due to the 1.4% increase in comparable average revenue per funeral service described below and a $2.1 million increase in recognized preneed revenues for items that are delivered at the time of sale mostly from the sales of SCI Direct. These increases were partially offset by the 1.3% decrease in the number of comparable funeral services performed as described below.
Funeral Services Performed
Our consolidated funeral services performed increased 15.4% during the second quarter of 2014 compared to the same period in 2013, primarily from services performed by our legacy Stewart funeral homes. Our comparable funeral services performed decreased by 1.3%. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.7% in the second quarter of 2014 increased from 50.6% in 2013. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $18, or 0.3%, in the second quarter of 2014 compared to 2013, primarily due to an increase in comparable average revenue per funeral service as described below, partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $71, or 1.4%, in the second quarter of 2014 compared to the same period in 2013. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions.
Funeral Gross Profits
Consolidated funeral gross profits increased $17.6 million, or 21.9%, in the second quarter of 2014 compared to the same period in 2013. This increase is attributable to the $16.6 million of additional gross profits contributed primarily by our legacy Stewart funeral homes and a $0.7 million increase in comparable gross profits described below.
Comparable funeral gross profits increased $0.7 million, or 0.9%, in the second quarter of 2014 compared to the same period in 2013. Comparable gross margin percentage increased from 19.3% to 19.4% in the second quarter of 2014 when compared to the same period in 2013 primarily as a result of the increase in recognized preneed revenues offset by a $1.3 million increase in investments in our sales support infrastructure.

Cemetery Results
Cemetery Revenue
Consolidated cemetery revenues increased $57.5 million, or 27.4%, in the second quarter of 2014 compared to the same period in 2013. This increase is attributable to $42.6 million contributed by our legacy Stewart cemeteries. Comparable revenues increased $13.2 million, or 6.4%, primarily as a result of higher preneed property revenues and trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $12.3 million, or 26.9%, in the second quarter of 2014 compared to the same period in 2013. This increase is primarily attributable to $8.1 million contributed by our legacy Stewart cemeteries and the increase in comparable gross profits as described below.
Comparable cemetery gross profits increased $4.0 million, or 8.9%, and gross margin percentage increased from 21.7% to 22.2% in the second quarter of 2014 compared to the same period in 2013 primarily as a result of the increase in comparable revenue described above partially offset by the following:

•	a $5.2 million increase in comparable selling costs resulting from increased commissions for preneed production;

•	a $3.3 million increase in direct costs driven by higher revenues; and

•	a $0.7 million increase in investments in our sales support infrastructure.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $14.7 million to $46.1 million during the second quarter of 2014 compared to $31.4 million in the same period of 2013. The current quarter included $14.4 million in acquisition and transition costs mostly related to Stewart, $2.8 million in system and process transition costs and $0.8 million in legal defense fees. The prior year included $3.2 million in acquisition and transition costs primarily related to Stewart, $1.7 million in system and process transition costs and $0.9 million in legal defense fees. Excluding these costs in both periods, general and administrative expenses increased $2.5 million over the prior year quarter, which was primarily due to higher incentive compensation expenses.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $35.0 million net pre-tax gain on divestitures and impairment charges in the second quarter of 2014 compared to a $5.5 million net pre-tax loss in the same period of 2013 primarily as a result of the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Interest expense
Interest expense increased $13.6 million to $46.3 million during the second quarter of 2014 compared to $32.7 million in the same period of 2013. This expected increase in interest expense is primarily due to incremental debt from the Stewart acquisition.
(Losses) gains on early extinguishment of debt
During the second quarter of 2014, we recognized a $29.2 million loss on early extinguishment debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Other Income (Expense), Net
Other income (expense), net increased $0.8 million to $0.1 million of income during the second quarter of 2014 compared to $0.7 million of expense in the second quarter of 2013, primarily due to an favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the second quarter of 2014.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 53.9% and 38.5% for the three months ended June 30, 2014 and 2013, respectively. The higher effective tax rate for the three months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the second quarter of 2014 is above the 35% federal statutory tax rate due to the gain on required divestitures associated with the Stewart acquisition coupled with state tax expense which is partially offset by state legislative changes and foreign earnings taxed at lower rates.

Results of Operations — Six Months Ended June 30, 2014 and 2013
Management Summary
Key highlights in the first half of 2014 were as follows:

•	Funeral gross profit increased $17.1 million, or 8.5%, primarily due to the contribution by our legacy Stewart funeral homes; and

•
Cemetery gross profit increased $19.7 million, or 23.1%, due to strong cemetery preneed property production from our SCI legacy properties, the contribution by our legacy Stewart cemeteries, and increased trust fund income.

Results of Operations
In the first half of 2014, we reported net income attributable to common stockholders of $67.0 million ($0.31 per diluted share) compared to net income attributable to common stockholders in the first half of 2013 of $91.2 million ($0.42 per diluted share). These results were impacted by the following items:

	2014	2013
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$5,753	$(3,636)
After-tax gains (losses) from the early extinguishment of debt	$(18,449)	$296
After-tax expenses related to system and process transition costs	$(3,652)	$(1,692)
After-tax expenses related to Stewart acquisition and transition costs	$(19,008)	$(2,443)
After-tax expenses related to other acquisitions	$(219)	$(160)
After-tax expenses related to legal defense fees and labor matters	$(7,606)	$(1,381)
Change in certain tax reserves and other	$(63)	$(996)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2014 and 2013. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2013 and ending June 30, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Six Months Ended June 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$988.6	$131.3	$13.2	$844.1
Cemetery revenue	503.7	83.6	10.1	410.0
Total revenue	$1,492.3	$214.9	$23.3	$1,254.1
Gross Profits
Funeral gross profits	$217.2	$36.4	$4.0	$176.8
Cemetery gross profits	104.9	17.7	2.2	85.0
Total gross profits	$322.1	$54.1	$6.2	$261.8

Six Months Ended June 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$874.6	$0.2	$10.3	$864.1
Cemetery revenue	400.0	—	4.3	395.7
Total revenue	$1,274.6	$0.2	$14.6	$1,259.8
Gross Profits
Funeral gross profits	$200.1	$—	$2.4	$197.7
Cemetery gross profits	85.2	—	1.2	84.0
Total gross profits	$285.3	$—	$3.6	$281.7

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the six months ended June 30, 2014 and 2013. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$988.6	$874.6
Less: Consolidated funeral recognized preneed revenue	42.5	36.9
Less: Consolidated GA revenue	59.9	52.0
Less: Other revenue	6.5	5.3
Adjusted consolidated funeral revenue	$879.7	$780.4
Consolidated funeral services performed	168,910	149,831
Consolidated average revenue per funeral service	$5,208	$5,208
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended June 30, 2014 and 2013. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$844.1	$864.1
Less: Comparable funeral recognized preneed revenue	41.6	36.9
Less: Comparable GA revenue	51.4	51.7
Less: Other revenue	5.4	5.3
Adjusted comparable funeral revenue	$745.7	$770.2
Comparable funeral services performed	141,294	147,820
Comparable average revenue per funeral service	$5,277	$5,210
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $988.6 million in the six months ended June 30, 2014 compared to $874.6 million for the same period in 2013. This increase is primarily attributable to the additional $131.1 million of contributions primarily from our legacy Stewart funeral homes offset by a $20.0 million decrease in comparable revenues as described below.
Comparable revenues from funeral operations were $844.1 million in the first half of 2014 compared to $864.1 million for the same period in 2013. This decrease was primarily due to a 4.4% decrease in the number of comparable funeral services performed as described below, partially offset by an 1.3% increase in average revenue per funeral service as described below as well as higher recognized preneed revenues of $4.7 million for items that are delivered at the time of sale and higher trust fund income.
Funeral Services Performed
Our consolidated funeral services performed increased 12.7% during the six months ended June 30, 2014 compared to the same period in 2013, primarily as the result of services performed by our legacy Stewart funeral homes offset by a 4.4% decrease in comparable funeral services performed largely as a result of the strong flu season in 2013 not recurring. We believe this decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.5% in the six months ended June 30, 2014 increased from 49.9% in 2013. This growth in comparable cremations was generated equally by cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service remained flat for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in the number of cremations coupled with lower average from acquired locations. Our comparable average revenue per funeral service increased $67, or 1.3%, in the six months ended June 30, 2014 compared to the same period in 2013. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging, increased receptions and event offerings, and expansion of floral offerings through e-commerce solutions. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the average revenue per funeral service grew approximately 1.6% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits increased $17.1 million, or 8.5%, in the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily attributable to $36.4 million of contributions from our legacy Stewart funeral homes offset by a $20.9 million decrease in comparable gross profits as described below.
Comparable funeral gross profits decreased $20.9 million, or 10.6%, and the comparable gross margin percentage decreased from 22.9% to 20.9% in the six months ended June 30, 2014 when compared to the same period in 2013 primarily as a result of the decrease in comparable revenue as described above. Additionally the nature of our funeral segment has a high fixed-cost structure which benefits margins when there is strong incremental volume as we experienced in the first half of 2013 compared to the first half of 2014.

Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $103.7 million, or 25.9%, in the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the $83.6 million of contributions from our legacy Stewart cemeteries and $5.8 million in revenues contributed by assets that were divested throughout 2014 and 2013. Comparable cemetery revenues increased $14.3 million, or 3.6%, primarily as a result of strong cemetery preneed property production and increased trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $19.7 million, or 23.1%, in the six months ended June 30, 2014 compared to the same period in 2013 . This increase is primarily the result of $17.7 million of contributions from our legacy Stewart cemeteries.
Comparable cemetery gross profits increased $1.0 million, or 1.2%, and gross margin percentage decreased from 21.2% to 20.7% in the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily the result of higher revenues mentioned above, partially offset by the following:

•	a $5.6 million increase in comparable selling costs resulting from increased commissions for preneed production;

•	a $3.4 million increase in direct costs driven by higher revenues;

•	a $1.9 million benefit for insurance claim settlements in 2013 that did not recur in 2014;

•	a $1.1 million increase in general and administrative expenses; and

•	a $0.4 million increase in investments in our sales support infrastructure.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $39.8 million to $102.1 million during the six months ended June 30, 2014 compared to $62.3 million for the same period in 2013. The current period included $30.4 million in acquisition and transition costs related to Stewart, $11.9 million in legal settlements and defense fees primarily related to the settlement of the Eden matter, and $5.6 million in system and process transition costs. The prior year included $3.3 million of acquisition and transition costs, $2.6 million of system and process transition costs, and $2.2 million in legal defense fees. Excluding these costs in both periods, general and administrative expenses were in-line with the prior year.
Gains (Losses) on Divestitures and Impairment Charges, net
     We recognized a $32.2 million net pre-tax gain on divestitures and impairment charges in the six months ended June 30, 2014 primarily as the result of the required federal trade commission divestitures of funeral and cemetery locations in the United States as a result of the Stewart acquisition. In the six months ended June 30, 2013, we recognized a $6.5 million net pre-tax loss on divestitures and impairment charges which is associated with the divestiture of non-strategic funeral and cemetery locations in North America.
Interest expense
Interest expense increased $25.8 million to $91.3 million during the first half of 2014 compared to $65.5 million in the same period of 2013, as anticipated. This expected increase in interest expense is primarily due to incremental debt associated with the Stewart acquisition.
(Losses) gains on early extinguishment of debt
During the first half of 2014, we recognized a $29.2 million loss on early extinguishment debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Other Income (Expense), Net
Other income (expense), net increased $3.3 million to an income of $1.6 million during the six months ended June 30, 2014, primarily due to a favorable foreign currency impact from liability settlements between the U.S. and Canadian subsidiaries in the first half of 2014.
Provision for Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 45.1% and 38.0% for the six months ended June 30, 2014 and 2013, respectively. The higher effective tax rate for the six months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the six months ended June 30, 2014 is above the 35% federal statutory tax rate due to the gain on required divestitures associated with the Stewart acquisition coupled with state tax expense which is partially offset by state legislative changes and foreign earnings taxed at lower rates.

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

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

•	Unfavorable results of litigation, including currently pending class action cases concerning cemetery or burial practices, could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenues may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenues and gross profit.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

•	A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and /or other intangible assets.

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
Cost and market values as of June 30, 2014 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of June 30, 2014 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 30, 2014, we issued 1,127 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
April 1, 2014 - April 30, 2014	—	$—	—	$190,132,279
May 1, 2014 - May 31, 2014	2,440,054	$19.07	2,440,054	$143,590,707
June 1, 2014 - June 30, 2014	638,900	$20.08	638,900	$130,760,133
	3,078,954		3,078,954

Item 6. Exhibits

10.1
SCI 401(k) Retirement Savings Plan, consisting of The Charles Schwab Defined Contribution Plan and Trust, Basic Plan Document #01; the Adoption Agreements to the SCI 401(k) Retirement Savings Plan and the SCI Union 401(k) Retirement Savings Plan, each as amended effective July 1, 2014, and the Directed Employee Benefit Trust Agreement between Service Corporation International and Charles Schwab Bank.

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2014 and 2013.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2014		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

10.1
SCI 401(k) Retirement Savings Plan, consisting of The Charles Schwab Defined Contribution Plan and Trust, Basic Plan Document #01; the Adoption Agreements to the SCI 401(k) Retirement Savings Plan and the SCI Union 401(k) Retirement Savings Plan, each as amended effective July 1, 2014, and the Directed Employee Benefit Trust Agreement between Service Corporation International and Charles Schwab Bank.

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2014 and 2013.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.