Form 10-Q
period 2014-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2014-10-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 28, 2014 was 207,643,698 (net of treasury shares).

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
Funeral Recognized Preneed Revenue — Funeral merchandise and travel protection sold on a preneed contract and delivered before a death has occurred.
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
Maturity — When the underlying contracted service is performed or merchandise is delivered, typically at death. This is the point at which preneed contracts are converted to atneed contracts (note — delivery of certain merchandise and products can occur prior to death).
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
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues when these funerals are performed by the Company.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$718,314	$608,589	$2,210,569	$1,883,238
Costs and expenses	(570,016)	(492,784)	(1,740,167)	(1,482,123)
Gross profits	148,298	115,805	470,402	401,115
General and administrative expenses	(39,748)	(33,740)	(141,885)	(96,042)
Gains (losses) on divestitures and impairment charges, net	26,570	981	58,752	(5,533)
Operating income	135,120	83,046	387,269	299,540
Interest expense	(43,376)	(38,080)	(134,679)	(103,589)
(Losses) gains on early extinguishment of debt	—	—	(29,158)	468
Other (expense) income, net	(9)	667	1,577	(1,013)
Income before income taxes	91,735	45,633	225,009	195,406
Provision for income taxes	(74,934)	(18,407)	(134,998)	(75,295)
Net income from continuing operations	16,801	27,226	90,011	120,111
Net income from discontinued operations, net of tax	884	168	846	441
Net income	17,685	27,394	90,857	120,552
Net income attributable to noncontrolling interests	(34)	(615)	(6,182)	(2,537)
Net income attributable to common stockholders	$17,651	$26,779	$84,675	$118,015
Basic earnings per share:
Net income attributable to common stockholders	$0.08	$0.13	$0.40	$0.56
Basic weighted average number of shares	210,820	211,954	212,009	211,721
Diluted earnings per share:
Net income attributable to common stockholders	$0.08	$0.12	$0.39	$0.55
Diluted weighted average number of shares	213,010	216,370	215,365	215,877
Dividends declared per share	$0.09	$0.07	$0.25	$0.20

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$17,685	$27,394	$90,857	$120,552
Other comprehensive income:
Foreign currency translation adjustments	(16,060)	7,497	(13,732)	(9,773)
Reclassification of foreign currency translation adjustments to discontinued operations	3,114	—	3,114	—
Total comprehensive income	4,739	34,891	80,239	110,779
Total comprehensive income attributable to noncontrolling interests	(24)	(620)	(6,182)	(2,532)
Total comprehensive income attributable to common stockholders	$4,715	$34,271	$74,057	$108,247

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$266,259	$141,599
Receivables, net	92,719	102,198
Deferred tax assets	28,369	27,138
Inventories	32,471	34,145
Current assets of discontinued operations	—	4,750
Current assets held for sale	436	4,569
Other	47,445	65,574
Total current assets	467,699	379,973
Preneed funeral receivables, net and trust investments	1,876,272	1,888,271
Preneed cemetery receivables, net and trust investments	2,337,392	2,277,362
Cemetery property, at cost	1,739,933	1,768,595
Property and equipment, net	1,872,162	1,923,086
Non-current assets of discontinued operations	—	2,491
Non-current assets held for sale	136,897	827,598
Goodwill	1,898,885	1,888,772
Deferred charges and other assets	619,442	618,708
Cemetery perpetual care trust investments	1,381,549	1,339,842
Total assets	$12,330,231	$12,914,698

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$460,364	$483,601
Current maturities of long-term debt	109,266	176,362
Current liabilities of discontinued operations	—	4,728
Current liabilities held for sale	441	3,183
Income taxes	15,707	6,456
Total current liabilities	585,778	674,330
Long-term debt	2,958,500	3,125,548
Deferred preneed funeral revenues	526,287	521,845
Deferred preneed cemetery revenues	1,087,241	1,043,460
Deferred tax liability	620,098	575,978
Non-current liabilities of discontinued operations	—	968
Non-current liabilities held for sale	141,490	518,371
Other liabilities	430,731	445,934
Deferred preneed funeral and cemetery receipts held in trust	3,234,074	3,245,705
Care trusts’ corpus	1,380,096	1,338,181
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 215,585,410 and 212,326,642 shares issued, respectively, and 209,230,875 and 212,316,642 shares outstanding, respectively	209,231	212,317
Capital in excess of par value	1,218,332	1,259,348

Accumulated deficit	(148,085)	(145,876)
Accumulated other comprehensive income	77,823	88,441
Total common stockholders’ equity	1,357,301	1,414,230
Noncontrolling interests	8,635	10,148
Total equity	1,365,936	1,424,378
Total liabilities and equity	$12,330,231	$12,914,698
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$90,857	$120,552
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(846)	(441)
Losses (gains) on early extinguishment of debt	29,158	(468)
Premiums paid on early extinguishment of debt	(24,804)	—
Depreciation and amortization	105,098	91,691
Amortization of intangible assets	27,792	16,619
Amortization of cemetery property	41,477	32,036
Amortization of loan costs	6,436	3,997
Provision for doubtful accounts	6,142	5,238
Provision for deferred income taxes	59,614	55,784
(Gains) losses on divestitures and impairment charges, net	(58,752)	5,533
Share-based compensation	9,742	8,887
Excess tax benefits from share-based awards	(20,727)	(6,083)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(7,038)	14,092
Increase in other assets	(12,845)	(14,672)
Increase in payables and other liabilities	38,439	24,674
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	29,498	33,157
Decrease in deferred preneed funeral revenue	(24,746)	(9,769)
Decrease in deferred preneed funeral receipts held in trust	(29,879)	(34,026)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(37,559)	(49,500)
Increase in deferred preneed cemetery revenue	34,388	36,183
Decrease in deferred preneed cemetery receipts held in trust	(5,355)	(8,051)
Other	1,131	298
Net cash provided by operating activities from continuing operations	257,221	325,731
Net cash (used in) provided by operating activities from discontinued operations	(1,000)	703
Net cash provided by operating activities	256,221	326,434
Cash flows from investing activities:
Capital expenditures	(95,182)	(79,539)
Acquisitions, net of cash received	(10,815)	(8,543)
Proceeds from divestitures and sales of property and equipment	397,297	10,077
Net (deposits) withdrawals of restricted funds	(12,225)	341
Net cash provided by (used in) investing activities from continuing operations	279,075	(77,664)
Net cash provided by (used in) investing activities from discontinued operations	4,981	(111)
Net cash provided by (used in) investing activities	284,056	(77,775)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,000	—
Debt issuance costs	(10,500)	—
Payments of debt	(222,958)	(90,435)
Early extinguishment of debt	(762,764)	—
Principal payments on capital leases	(21,979)	(19,585)
Proceeds from exercise of stock options	27,609	4,954
Excess tax benefits from share-based awards	20,727	6,083
Purchase of Company common stock	(130,162)	(1,708)
Payments of dividends	(53,026)	(42,371)
Purchase of noncontrolling interest	(15,000)	(8,333)
Bank overdrafts and other	(3,377)	(5,479)

	Nine Months Ended
	September 30,
	2014	2013
Net cash used in financing activities from continuing operations	(416,430)	(156,874)
Net cash used in financing activities from discontinued operations	—	(1,359)
Net cash used in financing activities	(416,430)	(158,233)
Net change in cash of discontinued operations	1,361	767
Effect of foreign currency on cash and cash equivalents	(548)	(613)
Net increase in cash and cash equivalents	124,660	90,580
Cash and cash equivalents at beginning of period	141,599	88,769
Cash and cash equivalents at end of period	$266,259	$179,349
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(286,795)	$111,717	$19,800	$1,362,827
Comprehensive income	—	—	—	118,015	(9,768)	2,532	110,779
Dividends declared on common stock ($.20 per share)	—	—	(42,371)	—	—	—	(42,371)
Employee share-based compensation earned	—	—	8,887	—	—	—	8,887
Stock option exercises	573	—	4,524	—	—	—	5,097
Restricted stock awards, net of forfeitures	378	(3)	(375)	—	—	—	—
Purchase of Company common stock	—	(117)	(717)	(1,017)	—	—	(1,851)
Cancellation of Company stock	(8)	8	—	—	—	—	—
Tax benefits related to share-based awards	—	—	6,083	—	—	—	6,083
Purchase of noncontrolling interest	—	—	(1,696)	—	—	(6,637)	(8,333)
Noncontrolling interest payment	—	—	—	—	—	(1,700)	(1,700)
Other	82	—	1,274	—	—	—	1,356
Balance at September 30, 2013	$212,082	$(122)	$1,282,667	$(169,797)	$101,949	$13,995	$1,440,774

Balance at December 31, 2013	212,327	(10)	1,259,348	(145,876)	88,441	10,148	1,424,378
Comprehensive income	—	—	—	84,675	(10,618)	6,182	80,239
Dividends declared on common stock ($.25 per share)	—	—	(53,026)	—	—	—	(53,026)
Employee share-based compensation earned	—	—	9,742	—	—	—	9,742
Stock option exercises	2,855	—	25,515	—	—	—	28,370
Restricted stock awards, net of forfeitures	352	—	(352)	—	—	—	—
Purchase of Company common stock	—	(6,386)	(37,653)	(86,884)	—	—	(130,923)
Cancellation of Company Stock	(42)	42	—	—	—	—	—
Tax benefits related to share-based awards	—	—	20,727	—	—	—	20,727
Purchase of noncontrolling interest	—	—	(7,440)	—	—	(7,560)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(135)	(135)
Other	93	—	1,471	—	—	—	1,564
Balance at September 30, 2014	$215,585	$(6,354)	$1,218,332	$(148,085)	$77,823	$8,635	$1,365,936

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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. In this filing we revised our consolidated balance sheet as of December 31, 2013 to reclassify $30.0 million from Long-term debt to Current maturities of long-term debt. The original misclassification relates to amounts payable in 2014 for our Term Loan due July 2018. Our previously issued December 31, 2013 financial statements are not materially misstated by this misclassification. On July 8, 2014, we sold our operations in Germany. As such, we have classified the assets and results of operations of these businesses as discontinued operations in all periods presented.
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

3. Recently Issued Accounting Standards

Discontinued Operations
In April 2014, the FASB amended the Presentation of Financial Statements and Property, Plant, and Equipment Topics of the ASC to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The new guidance is effective with disposals that occur after January 1, 2015.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the ASU requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. The amendments in the ASU will be applied using one of two retrospective methods. The new guidance is effective for us beginning January 1, 2017 and we are still evaluating the impact of adoption on our consolidated results of operations.

4. Preneed Funeral Activities
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
 Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the service is performed or the merchandise is delivered.
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$23,618	$20,187	$76,490	$63,802
Withdrawals	27,718	24,242	103,410	92,491
Purchases of available-for-sale securities	238,860	125,113	379,650	302,939
Sales of available-for-sale securities	274,630	91,064	445,880	337,714
Realized gains from sales of available-for-sale securities	18,935	12,953	50,947	41,654
Realized losses from sales of available-for-sale securities	(2,094)	(2,212)	(6,233)	(8,378)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,262,940	$1,442,418
Cash and cash equivalents	172,372	128,216
Assets associated with businesses held for sale	(34,755)	(167,615)
Insurance-backed fixed income securities	263,691	280,969
Trust investments	1,664,248	1,683,988
Receivables from customers	263,685	259,801
Unearned finance charge	(10,675)	(10,179)
	1,917,258	1,933,610
Allowance for cancellation	(40,986)	(45,339)
Preneed funeral receivables, net and trust investments	$1,876,272	$1,888,271
Our funeral merchandise and service trust investments are recorded at fair value. The costs and fair values at September 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments (including debt as well as the estimated fair value related to the contract holder’s equity in majority-owned real estate investments).

	September 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$104,517	$1,365	$(53)	$105,829
Canadian government	2	94,889	321	(922)	94,288
Corporate	2	42,598	3,001	(126)	45,473
Residential mortgage-backed	2	1,496	25	(21)	1,500
Asset-backed	2	133	2	—	135
Equity securities:
Preferred stock	2	8,516	422	—	8,938
Common stock:
United States	1	252,015	57,523	(126)	309,412
Canada	1	16,510	5,014	(282)	21,242
Other international	1	21,202	4,130	(2)	25,330
Mutual funds:
Equity	1	332,092	20,198	(586)	351,704
Fixed income	1	259,964	4,651	(1,125)	263,490
Private equity	3	33,470	3,577	(7,112)	29,935
Other	3	5,204	482	(22)	5,664
Trust investments		$1,172,606	$100,711	$(10,377)	$1,262,940

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$112,173	$1,299	$(5,599)	$107,873
Canadian government	2	100,263	81	(1,113)	99,231
Corporate	2	64,721	3,515	(691)	67,545
Residential mortgage-backed	2	2,446	23	(33)	2,436
Asset-backed	2	3,419	—	(10)	3,409
Equity securities:
Preferred stock	2	30,586	755	(235)	31,106
Common stock:
United States	1	371,560	77,962	(2,928)	446,594
Canada	1	27,730	4,346	(1,217)	30,859
Other international	1	36,149	4,986	(198)	40,937
Mutual funds:
Equity	1	261,598	22,530	(2,303)	281,825
Fixed income	1	318,257	3,228	(19,577)	301,908
Private equity	3	32,909	2,702	(8,726)	26,885
Other	3	1,552	291	(33)	1,810
Trust investments		$1,363,363	$121,718	$(42,663)	$1,442,418

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
As of September 30, 2014, our unfunded commitment for our private equity and other investments was $26.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$27,339	$4,476	$26,333	$1,457
Net unrealized gains included in Accumulated other comprehensive income(1)	265	1,071	1,830	256
Net realized losses included in Other (expense) income, net(2)	(7)	(4)	—	—
Purchases	289	—	—	—
Contributions	4,998	121	19	—
Distributions	(2,949)	—	(1,197)	(194)
Fair value, ending balance	$29,935	$5,664	$26,985	$1,519

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$26,885	$1,810	$17,879	$744
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(1,370)	3,927	14,441	1,126
Net realized losses included in Other (expense) income, net(2)	(21)	(5)	(11)	(2)
Purchases	3,244	—	—	—
Contributions	5,955	121	2,221	—
Distributions	(4,758)	(189)	(7,545)	(349)
Fair value, ending balance	$29,935	$5,664	$26,985	$1,519

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

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at September 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$127,847
Due in one to five years	52,319
Due in five to ten years	37,248
Thereafter	29,811
$247,225

Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $15.1 million and $11.4 million for the three months ended September 30, 2014 and 2013, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $47.6 million and $35.7 million for the nine months ended September 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended September 30, 2014 and 2013, we recorded a $41.2 million and a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2014 and 2013, we recorded a $41.6 million and a $0.8 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets subsequent to quarter end. This change does not impact our asset allocation, but does change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of September 30, 2014 and December 31, 2013, respectively, are shown in the following tables:

	September 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,030	$(53)	$—	$—	$10,030	$(53)
Canadian government	4,216	(61)	18,977	(861)	23,193	(922)
Corporate	9,001	(126)	—	—	9,001	(126)
Residential mortgage-backed	167	(2)	412	(19)	579	(21)
Equity securities:
Common stock:
United States	88,625	(126)	—	—	88,625	(126)
Canada	1,580	(252)	1,678	(30)	3,258	(282)
Other international	7,964	(2)	—	—	7,964	(2)
Mutual funds:
Equity	151,716	(586)	—	—	151,716	(586)
Fixed income	102,035	(1,125)	—	—	102,035	(1,125)
Private equity	—	—	15,501	(7,112)	15,501	(7,112)
Other	714	(22)	—	—	714	(22)
Total temporarily impaired securities	$376,048	$(2,355)	$36,568	$(8,022)	$412,616	$(10,377)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,092	$(3,595)	$19,708	$(2,004)	$48,800	$(5,599)
Canadian government	9,546	(120)	18,981	(993)	28,527	(1,113)
Corporate	21,568	(346)	5,668	(345)	27,236	(691)
Residential mortgage-backed	1,401	(25)	175	(8)	1,576	(33)
Asset-backed	3,321	(10)	—	—	3,321	(10)
Equity securities:
Preferred stock	14,223	(235)	—	—	14,223	(235)
Common stock:
United States	47,190	(2,153)	3,386	(775)	50,576	(2,928)
Canada	2,441	(576)	1,992	(641)	4,433	(1,217)
Other international	3,443	(138)	376	(60)	3,819	(198)
Mutual funds:
Equity	16,430	(337)	12,686	(1,966)	29,116	(2,303)
Fixed income	145,845	(4,984)	38,922	(14,593)	184,767	(19,577)
Private equity	—	—	13,002	(8,726)	13,002	(8,726)
Other	—	—	527	(33)	527	(33)
Total temporarily impaired securities	$294,500	$(12,519)	$115,423	$(30,144)	$409,923	$(42,663)

5. Preneed Cemetery Activities
 Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the service is performed or the merchandise is delivered.
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$34,018	$27,407	$95,421	$81,019
Withdrawals	33,669	26,542	96,238	89,881
Purchases of available-for-sale securities	247,853	98,803	458,176	395,200
Sales of available-for-sale securities	285,411	73,171	481,258	407,503
Realized gains from sales of available-for-sale securities	40,635	19,965	86,822	66,284
Realized losses from sales of available-for-sale securities	(4,439)	(3,454)	(10,564)	(12,509)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,478,069	$1,532,875
Cash and cash equivalents	127,576	138,459
Assets associated with businesses held for sale	(28,179)	(106,815)
Insurance-backed fixed income securities	13	4
Trust investments	1,577,479	1,564,523
Receivables from customers	856,330	798,365
Unearned finance charges	(32,277)	(29,604)
	2,401,532	2,333,284
Allowance for cancellation	(64,140)	(55,922)
Preneed cemetery receivables, net and trust investments	$2,337,392	$2,277,362
Our cemetery merchandise and service trust investments are recorded at fair value. The costs and fair values at September 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the market value of the underlying securities held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$101,400	$1,617	$(2)	$103,015
Canadian government	2	17,719	217	(157)	17,779
Corporate	2	41,849	5,010	(167)	46,692
Residential mortgage-backed	2	132	3	(2)	133
Asset-backed	2	169	13	—	182
Equity securities:
Preferred stock	2	9,938	522	—	10,460
Common stock:
United States	1	372,178	112,471	—	484,649
Canada	1	13,207	5,712	(377)	18,542
Other international	1	32,440	8,528	—	40,968
Mutual funds:
Equity	1	372,803	42,998	—	415,801
Fixed income	1	301,458	7,195	(656)	307,997
Private equity	3	30,240	4,647	(4,050)	30,837
Other	3	818	196	—	1,014
Trust investments		$1,294,351	$189,129	$(5,411)	$1,478,069

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$112,112	$1,714	$(8,876)	$104,950
Canadian government	2	17,073	170	(261)	16,982
Corporate	2	48,363	5,262	(646)	52,979
Residential mortgage-backed	2	402	2	(2)	402
Asset-backed	2	3,299	—	(13)	3,286
Equity securities:
Preferred stock	2	16,458	1,106	(123)	17,441
Common stock:
United States	1	417,335	147,258	(3,231)	561,362
Canada	1	15,337	4,063	(935)	18,465
Other international	1	43,417	10,079	(200)	53,296
Mutual funds:
Equity	1	321,770	49,428	(1,704)	369,494
Fixed income	1	334,542	5,236	(33,649)	306,129
Private equity	3	28,625	3,372	(5,153)	26,844
Other	3	1,078	200	(33)	1,245
Trust investments		$1,359,811	$227,890	$(54,826)	$1,532,875
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
As of September 30, 2014, our unfunded commitment for our private equity and other investments was $27.7 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$27,557	$1,078	$26,627	$1,258
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,056	(186)	2,015	277
Net realized losses included in Other (expense) income, net(2)	(8)	(5)	—	—
Contributions	5,379	127	21	—
Distributions and other	(3,147)	—	(1,248)	(205)
Fair value, ending balance	$30,837	$1,014	$27,415	$1,330

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$26,844	$1,245	$17,687	$450
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,666	(149)	15,245	1,253
Net realized losses included in Other (expense) income, net(2)	(23)	(6)	(13)	(3)
Contributions	6,404	127	2,356	—
Distributions and other	(5,054)	(203)	(7,860)	(370)
Fair value, ending balance	$30,837	$1,014	$27,415	$1,330

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
Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities, excluding mutual funds, at September 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$9,700
Due in one to five years	75,924
Due in five to ten years	34,330
Thereafter	47,847
$167,801
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when a service is performed or merchandise is delivered. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.2 million and $9.2 million for the three months ended September 30, 2014 and 2013, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $36.2 million and $28.1 million for the nine months ended September 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended September 30, 2014 and 2013, we recorded a $59.3 million and a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2014 and 2013, we recorded a $59.8 million and a $1.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets subsequent to quarter end. This change does not impact our asset allocation, but does change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of September 30, 2014 are shown in the following tables:

	September 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$18,019	$(2)	$—	$—	$18,019	$(2)
Canadian government	4,848	(79)	2,573	(78)	7,421	(157)
Corporate	12,875	(167)	—	—	12,875	(167)
Residential mortgage-backed	—	—	45	(2)	45	(2)
Equity securities:
Common stock:
Canada	1,450	(318)	1,281	(59)	2,731	(377)
Mutual funds:
Fixed income	103,587	(656)	—	—	103,587	(656)
Private equity	—	—	8,682	(4,050)	8,682	(4,050)
Total temporarily impaired securities	$140,779	$(1,222)	$12,581	$(4,189)	$153,360	$(5,411)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$44,543	$(6,040)	$24,668	$(2,836)	$69,211	$(8,876)
Canadian government	9,424	(120)	3,066	(141)	12,490	(261)
Corporate	14,908	(424)	3,055	(222)	17,963	(646)
Residential mortgage-backed	143	(2)	—	—	143	(2)
Asset-backed	3,215	(13)	—	—	3,215	(13)
Equity securities:
Preferred stock	5,532	(123)	—	—	5,532	(123)
Common stock:
United States	45,730	(2,648)	3,447	(583)	49,177	(3,231)
Canada	1,562	(502)	1,935	(433)	3,497	(935)
Other international	4,288	(124)	692	(76)	4,980	(200)
Mutual funds:
Equity	3,809	(54)	14,260	(1,650)	18,069	(1,704)
Fixed income	132,945	(5,527)	63,050	(28,122)	195,995	(33,649)
Private equity	—	—	6,589	(5,153)	6,589	(5,153)
Other	—	—	283	(33)	283	(33)
Total temporarily impaired securities	$266,099	$(15,577)	$121,045	$(39,249)	$387,144	$(54,826)

6. Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care trusts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.

The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Deposits	$9,202	$6,139	$29,439	$19,789
Withdrawals	8,680	9,388	23,879	26,009
Purchases of available-for-sale securities	169,973	23,050	233,795	113,497
Sales of available-for-sale securities	172,646	25,805	251,719	82,556
Realized gains from sales of available-for-sale securities	7,034	4,871	21,903	13,772
Realized losses from sales of available-for-sale securities	(935)	(966)	(1,599)	(1,728)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Trust investments, at fair value	$1,301,272	$1,348,059
Cash and cash equivalents	102,421	78,509
Assets associated with businesses held for sale	(22,144)	(86,726)
Cemetery perpetual care trust investments	$1,381,549	$1,339,842
Our cemetery perpetual care trust investments are recorded at fair value. The cost and fair values at September 30, 2014 and December 31, 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in common trust funds, mutual funds, and private equity investments. Fair value represents the value of the underlying securities or cash held by the common trust funds, mutual funds at published values, and the estimated fair value of private equity investments.

	September 30, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$806	$24	$(3)	$827
Canadian government	2	28,385	380	(275)	28,490
Corporate	2	19,656	406	(289)	19,773
Residential mortgage-backed	2	1,057	15	(12)	1,060
Asset-backed	2	823	17	—	840
Equity securities:
Preferred stock	2	6,763	237	(1)	6,999
Common stock:
United States	1	178,667	51,080	(107)	229,640
Canada	1	7,698	3,203	(296)	10,605
Other international	1	6,131	1,545	—	7,676
Mutual funds:
Equity	1	55,475	6,406	(15)	61,866
Fixed income	1	853,113	41,722	(110)	894,725
Private equity	3	36,778	433	(10,429)	26,782
Other	3	12,357	1,444	(1,812)	11,989
Cemetery perpetual care trust investments		$1,207,709	$106,912	$(13,349)	$1,301,272

	December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,583	$9	$(14)	$1,578
Canadian government	2	28,487	301	(459)	28,329
Corporate	2	43,107	311	(263)	43,155
Residential mortgage-backed	2	4,242	14	(19)	4,237
Asset-backed	2	2,996	4	(11)	2,989
Equity securities:
Preferred stock	2	25,860	192	(252)	25,800
Common stock:
United States	1	230,174	53,782	(2,087)	281,869
Canada	1	8,843	2,222	(623)	10,442
Other international	1	20,598	1,320	(167)	21,751
Mutual funds:
Equity	1	41,114	5,693	(35)	46,772
Fixed income	1	816,405	35,964	(2,598)	849,771
Private equity	3	28,309	472	(9,002)	19,779
Other	3	10,518	1,153	(84)	11,587
Cemetery perpetual care trust investments		$1,262,236	$101,437	$(15,614)	$1,348,059
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

As of September 30, 2014, our unfunded commitment for our private equity and other investments was $10.1 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$21,274	$11,983	$18,649	$10,815
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(206)	23	1,315	492
Net realized losses included in Other (expense) income, net(2)	(13)	(17)	(5)	(3)
Contributions	9,058	—	—	—
Distributions and other	(3,331)	—	(122)	(139)
Fair value, ending balance	$26,782	$11,989	$19,837	$11,165

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair market value, beginning balance	$19,779	$11,587	$11,122	$7,659
Net unrealized gains included in Accumulated other comprehensive income(1)	1,091	704	7,404	3,926
Net realized losses included in Other (expense) income, net(2)	(37)	(29)	(100)	(56)
Sales	(17)	—	—	—
Contributions	10,461	—	2,317	—
Distributions and other	(4,495)	(273)	(906)	(364)
Fair market value, ending balance	$26,782	$11,989	$19,837	$11,165

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All gains (losses) recognized in Other (expense) income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other (expense) income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2014 to 2043. Maturities of fixed income securities at September 30, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$14,290
Due in one to five years	26,786
Due in five to ten years	9,086
Thereafter	828
$50,990
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. Recognized trust fund income related to these trust investments was $10.9 million and $9.5 million for the three months ended September 30, 2014 and 2013, respectively. Recognized trust fund income related to these trust investments was $39.9 million and $31.2 million for the nine months ended September 30, 2014 and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense)

income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended September 30, 2014 and 2013, we recorded a $8.0 million and $0.0 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2014 and 2013, we recorded a $8.1 million and $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets subsequent to quarter end. This change does not impact our asset allocation, but does change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.
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

	September 30, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$494	$(3)	$—	$—	$494	$(3)
Canadian government	7,820	(137)	4,145	(138)	11,965	(275)
Corporate	5,238	(107)	4,069	(182)	9,307	(289)
Residential mortgage-backed	197	(3)	240	(9)	437	(12)
Equity securities:
Preferred stock	1,861	(1)	—	—	1,861	(1)
Common stock:
United States	32,475	(107)	—	—	32,475	(107)
Canada	1,113	(83)	1,237	(213)	2,350	(296)
Mutual funds:
Equity	32,624	(15)	—	—	32,624	(15)
Fixed income	321,197	(110)	—	—	321,197	(110)
Private equity	10,428	(462)	15,886	(9,967)	26,314	(10,429)
Other	4,085	(191)	6,183	(1,621)	10,268	(1,812)
Total temporarily impaired securities	$417,532	$(1,219)	$31,760	$(12,130)	$449,292	$(13,349)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,334	$(14)	$—	$—	$1,334	$(14)
Canadian government	15,777	(214)	5,131	(245)	20,908	(459)
Corporate	22,482	(129)	3,298	(134)	25,780	(263)
Residential mortgage-backed	2,950	(18)	10	(1)	2,960	(19)
Asset-backed	2,826	(10)	15	(1)	2,841	(11)
Equity securities:
Preferred stock	14,602	(245)	43	(7)	14,645	(252)
Common stock:
United States	23,747	(1,561)	3,234	(526)	26,981	(2,087)
Canada	667	(129)	1,794	(494)	2,461	(623)
Other international	1,535	(54)	521	(113)	2,056	(167)
Mutual funds:
Equity	389	(14)	162	(21)	551	(35)
Fixed income	181,104	(2,090)	28,304	(508)	209,408	(2,598)
Private equity	—	—	19,242	(9,002)	19,242	(9,002)
Other	—	—	9,739	(84)	9,739	(84)
Total temporarily impaired securities	$267,413	$(4,478)	$71,493	$(11,136)	$338,906	$(15,614)

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
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 are detailed below.

	September 30, 2014			December 31, 2013
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,664,248	$1,577,479	$3,241,727	$1,683,988	$1,564,523	$3,248,511
Accrued trust operating payables and other	(3,545)	(4,108)	(7,653)	(1,108)	(1,698)	(2,806)
Deferred preneed funeral and cemetery receipts held in trust	$1,660,703	$1,573,371	$3,234,074	$1,682,880	$1,562,825	$3,245,705
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2014 and December 31, 2013 are detailed below.

	September 30, 2014	December 31, 2013
	(In thousands)
Cemetery perpetual care trust investments	$1,381,549	$1,339,842
Accrued trust operating payables and other	(1,453)	(1,661)
Care trusts’ corpus	$1,380,096	$1,338,181
Other (Expense) Income, Net
The components of Other (expense) income, net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$18,935	$40,635	$7,034	$—	$66,604
Realized losses	(2,094)	(4,439)	(935)	—	(7,468)
Impairment charges	(41,244)	(59,311)	(8,025)	—	(108,580)
Interest, dividend, and other ordinary income	1,849	2,681	5,494	—	10,024
Trust expenses and income taxes	(6,748)	(6,541)	(631)	—	(13,920)
Net trust investment income	(29,302)	(26,975)	2,937	—	(53,340)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	29,302	26,975	(2,937)	—	53,340
Other (expense) income, net	—	—	—	(9)	(9)
Total other (expense) income, net	$—	$—	$—	$(9)	$(9)

	Nine Months Ended September 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$50,947	$86,822	$21,903	$—	$159,672
Realized losses	(6,233)	(10,564)	(1,599)	—	(18,396)
Impairment charges	(41,614)	(59,829)	(8,072)	—	(109,515)
Interest, dividend, and other ordinary income	15,323	10,157	27,465	—	52,945
Trust expenses and income taxes	(16,193)	(15,733)	(4,305)	—	(36,231)
Net trust investment income	2,230	10,853	35,392	—	48,475
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(2,230)	(10,853)	(35,392)	—	(48,475)
Other (expense) income, net	—	—	—	1,577	1,577
Total other (expense) income, net	$—	$—	$—	$1,577	$1,577

	Three Months Ended September 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$12,953	$19,965	$4,871	$—	$37,789
Realized losses	(2,212)	(3,454)	(966)	—	(6,632)
Impairment charges	(157)	(218)	—	—	(375)
Interest, dividend, and other ordinary income	2,470	3,171	5,372	—	11,013
Trust expenses and income taxes	(2,705)	(3,512)	(273)	—	(6,490)
Net trust investment income	10,349	15,952	9,004	—	35,305
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(10,349)	(15,952)	(9,004)	—	(35,305)
Other (expense) income, net	—	—	—	667	667
Total other (expense) income, net	$—	$—	$—	$667	$667

	Nine Months Ended September 30, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$41,654	$66,284	$13,772	$—	$121,710
Realized losses	(8,378)	(12,509)	(1,728)	—	(22,615)
Impairment charges	(803)	(1,515)	(189)	—	(2,507)
Interest, dividend, and other ordinary income	18,493	13,615	19,245	—	51,353
Trust expenses and income taxes	(7,743)	(10,268)	(1,857)	—	(19,868)
Net trust investment income	43,223	55,607	29,243	—	128,073
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(43,223)	(55,607)	(29,243)	—	(128,073)
Other (expense) income, net	—	—	—	(1,013)	(1,013)
Total other (expense) income, net	$—	$—	$—	$(1,013)	$(1,013)

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 81.7% and 40.3% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 60.0% and 38.5% for the nine months ended September 30, 2014 and 2013, respectively. The higher effective tax rate for the nine months ended September 30, 2014 is above the 35% federal statutory tax rate primarily due to nondeductible goodwill resulting in gains on required divestitures associated with the Stewart acquisition coupled with state tax expense partially offset by lower rates on foreign earnings.
Unrecognized Tax Benefits
As of September 30, 2014, the gross amount of our unrecognized tax benefits was $135.4 million and the gross amount of our accrued interest was $46.9 million. Additional interest expense of $2.3 million was accrued during the nine months ended September 30, 2014.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries received a letter of no change to its tax liability for the years 2008 through 2010. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years through 2012. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$—	$86,416
6.75% Senior Notes due April 2015	—	136,465
6.75% Senior Notes due April 2016	197,377	197,377
3.375% Senior Convertible Notes due July 2016	134	45,119
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
6.5% Senior Notes due April 2019	—	200,000
7.0% Senior Notes due May 2019	—	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	550,000	—
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	377,500	600,000
Bank credit facility due July 2018	235,000	30,000
Obligations under capital leases	186,596	189,697
Mortgage notes and other debt, maturities through 2050	4,221	4,752
Unamortized (discounts) premiums and other, net	(3,062)	42,084
Total debt	3,067,766	3,301,910
Less:
Current maturities of debt, capital lease obligations, and mortgage notes	(109,907)	(153,738)
Current maturities of unamortized discounts (premiums) and other, net	641	(22,624)
Total current maturities	(109,266)	(176,362)
Total long-term debt	$2,958,500	$3,125,548
Current maturities of debt at September 30, 2014 primarily comprise our capital leases and amounts due under our term loan. Our consolidated debt had a weighted average interest rate of 5.19% and 5.25% at September 30, 2014 and December 31, 2013, respectively. Approximately 74% and 76% of our total debt had a fixed interest rate at September 30, 2014 and December 31, 2013, respectively.
Bank Credit Agreement
The Company has a $500 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of September 30, 2014, we have $235.0 million outstanding borrowings under our bank credit facility and have issued $31.7 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% at September 30, 2014. As of September 30, 2014, we have $233.3 million in borrowing capacity under the bank credit facility.
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
Debt Extinguishments and Reductions
During the nine months ended September 30, 2014, we made debt payments of $985.8 million for scheduled and early extinguishment payments as follows:

•	$250.0 million in aggregate principal of our 7.0% Senior Notes due May 2019;

•	$222.5 million in aggregate principal of our Term Loan due July 2018;

•	$200.0 million in aggregate principal and $9.1 million in unamortized premiums of our 6.5% Senior Notes due April 2019;

•	$136.5 million in aggregate principal of our 6.75% Senior Notes due April 2015;

•	$86.4 million in aggregate principal and $21.7 million in unamortized premiums of our 3.125% Senior Convertible Notes due 2014;

•	$45.0 million in aggregate principal and $14.2 million in unamortized premiums of our 3.375% Senior Convertible Notes due 2016; and

•	$0.4 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $29.2 million recorded in (Losses) gains on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
During the first nine months of 2013, we paid an aggregate of $19.7 million to retire $19.6 million in capital leases obligations and $0.1 million to retire other debt. Certain of the above transactions resulted in the recognition of a gain of $0.5 million recorded in (Losses) gains on early extinguishment of debt, net in our unaudited condensed consolidated statement of operations.
Capital Leases
During the nine months ended September 30, 2014 and 2013, we acquired $31.1 million and $34.0 million, respectively, of capital leases, primarily related to transportation equipment. We retired $22.1 million and $19.6 million of capital lease obligations for the nine months ended September 30, 2014 and 2013, respectively.

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
The fair value of our debt instruments at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	—	$106,939
6.75% Senior Notes due April 2015	—	144,653
6.75% Senior Notes due April 2016	209,466	214,904
3.375% Senior Convertible Notes due July 2016	160	60,487
7.0% Senior Notes due June 2017	321,550	333,259
7.625% Senior Notes due October 2018	283,125	288,875
6.5% Senior Notes due April 2019	—	210,000
7.0% Senior Notes due May 2019	—	270,000
4.5% Senior Notes due November 2020	201,250	192,610
8.0% Senior Notes due November 2021	172,913	173,625
5.375% Senior Notes due January 2022	427,210	431,588
5.375% Senior Notes due May 2024	551,485	—
7.5% Senior Notes due April 2027	220,750	215,750
Term Loan due July 2018	377,500	600,000
Bank credit facility due July 2018	235,000	30,000
Mortgage notes and other debt, maturities through 2050	4,221	4,752
Total fair value of debt instruments	$3,004,630	$3,277,442
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

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2014:

Nine Months Ended
Assumptions	September 30, 2014
Dividend yield	1.8%
Expected volatility	27.1%
Risk-free interest rate	1.1%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2014:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	13,319,750	$9.84
Granted	2,495,850	$17.41
Exercised	(2,865,060)	$9.85
Canceled	(26,034)	$15.77
Outstanding at September 30, 2014	12,924,506	$11.29
Exercisable at September 30, 2014	8,464,756	$8.88

As of September 30, 2014, the unrecognized compensation expense related to stock options of $10.8 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity for the nine months ended September 30, 2014 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2013	1,183,229	$11.81
Granted	351,860	$17.60
Vested	(187,549)	$11.44
Nonvested restricted shares at September 30, 2014	1,347,540	$13.35
As of September 30, 2014, the unrecognized compensation expense related to restricted shares of $8.0 million is expected to be recognized over a weighted average period of 1.4 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(13,732)	—	(13,732)
Reclassification of foreign currency translation adjustments to Net income from discontinued operations	3,114	—	3,114
Increase in unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	11,672	11,672
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(11,672)	(11,672)
Balance at September 30, 2014	$77,823	$—	$77,823

Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(9,768)	—	(9,768)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	67,271	67,271
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’, net of taxes	—	(67,271)	(67,271)
Balance at September 30, 2013	$101,949	$—	$101,949
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income. We sold our operations in Germany on July 8, 2014 and reclassified foreign currency translation adjustments related to Germany to Net income from discontinued operations.
Cash Dividends
On August 13, 2014, our Board of Directors approved a cash dividend of $0.09 per common share. This dividend, totaling $19.0 million, was paid on September 30, 2014.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. Under the program, during the nine months ended September 30, 2014, we repurchased 6,280,649 shares of common stock at an aggregate cost of $129.1 million, which is an average cost per share of $20.56. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $61.0 million at September 30, 2014.
Subsequent to September 30, 2014, we repurchased 1,725,875 shares of common stock at an aggregate cost of $36.3 million million, which is an average cost per share of $21.06. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $24.7 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2014	$458,941	$259,373	$718,314
2013	$398,220	$210,369	$608,589
Gross profits:
2014	$88,122	$60,176	$148,298
2013	$66,812	$48,993	$115,805
Nine Months Ended September 30,
Revenues from external customers:
2014	$1,447,526	$763,043	$2,210,569
2013	$1,272,850	$610,388	$1,883,238
Gross profits:
2014	$305,277	$165,125	$470,402
2013	$266,872	$134,243	$401,115
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Gross profits from reportable segments	$148,298	$115,805	$470,402	$401,115
General and administrative expenses	(39,748)	(33,740)	(141,885)	(96,042)
Gains (losses) on divestitures and impairment charges, net	26,570	981	58,752	(5,533)
Operating income	135,120	83,046	387,269	299,540
Interest expense	(43,376)	(38,080)	(134,679)	(103,589)
(Losses) gains on early extinguishment of debt	—	—	(29,158)	468
Other expense (income), net	(9)	667	1,577	(1,013)
Income before income taxes	$91,735	$45,633	$225,009	$195,406
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended September 30,
Revenues from external customers:
2014	$671,949	$46,365	$718,314
2013	$552,128	$56,461	$608,589
Nine Months Ended September 30,
Revenues from external customers:
2014	$2,062,231	$148,338	$2,210,569
2013	$1,717,909	$165,329	$1,883,238

14. Supplementary Information
Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Property and merchandise revenues:
Funeral	$146,786	$137,507	$467,170	$440,071
Cemetery	183,139	153,770	527,501	433,249
Total property and merchandise revenues	329,925	291,277	994,671	873,320
Services revenues:
Funeral	276,916	230,658	878,154	745,344
Cemetery	65,229	49,920	207,861	157,705
Total services revenues	342,145	280,578	1,086,015	903,049
Other revenues	46,244	36,734	129,883	106,869
Total revenues	$718,314	$608,589	$2,210,569	$1,883,238
Property and merchandise costs and expenses:
Funeral	$68,943	$62,604	$224,192	$203,423
Cemetery	78,690	62,429	234,338	183,500
Total cost of property and merchandise	147,633	125,033	458,530	386,923
Services costs and expenses:
Funeral	157,846	137,661	479,586	411,958
Cemetery	34,398	24,318	110,459	76,869
Total cost of services	192,244	161,979	590,045	488,827
Overhead and other expense	230,139	205,772	691,592	606,373
Total costs and expenses	$570,016	$492,784	$1,740,167	$1,482,123

Non-Cash Investing Transactions

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Options exercised by attestation	$761	$143
Shares repurchased	$(761)	$(143)

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2014 and December 31, 2013, we have self-insurance reserves of $76.2 million and $78.0 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour overtime pay, including but not limited to the Bryant, Helm, and Samborsky lawsuits described below.
 Bryant, et al. v. Service Corporation International, et al.; Case No. RG-07359593; and Helm, et al. v. AWGI & SCI; Case No. RG-07359602; in the Superior Court of the State of California, County of Alameda. These cases were filed on December 5, 2007. These cases were removed to federal court in the U.S. District Court for the Northern District of California, San Francisco/Oakland Division. The Bryant case is now Case No. 3:08-CV-01190-SI and the Helm case is now Case No. C 08-01184-SI. On December 29, 2009, the court in the Helm case denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs modified and refiled their motion for certification. On March 9, 2011, the court denied plaintiffs’ renewed motions to certify a class in both of the Bryant and Helm cases and dismissed the Helm case. The Helm plaintiff is appealing the court's order decertifying her claims. The plaintiffs have also (i) filed additional lawsuits with similar allegations seeking class certification of state law claims in different states, and (ii) made a large number of demands for arbitration. In October 2014, we settled claims of certain individuals in these cases for an amount which is not material to SCI, and we expect these cases to be dismissed. Accordingly, we consider this matter to be closed.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. We cannot quantify our ultimate liability, if any, in this lawsuit.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuits.
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

S.E. Funeral Homes of California, Inc. v. The Roman Catholic Archbishop of Los Angeles, et al.; Case No. BC559142; in the Superior Court of the State of California for the County of Los Angeles. The plaintiff is a company indirectly owned by Stewart Enterprises, Inc. The plaintiff filed this action in September 2014 to prevent The Roman Catholic Archbishop of Los Angeles (the “Archdiocese”) from terminating six ground leases. In reliance on the leases having 40 year terms beginning at the earliest in 1997, the plaintiff had previously made material investments since 1997 in constructing and operating funeral homes, chapels, mausoleums, and other improvements on the leased premises. In addition, the plaintiff has created a material backlog of deferred preneed revenue that plaintiff expects to receive in the coming years. In September 2014, the Archdiocese delivered notices purporting to terminate the leases and alleging that the leases were breached because the plaintiff did not obtain the Archdiocese’s consent before Stewart Enterprises, Inc. entered into a reverse merger with an affiliate of SCI. The plaintiff disputes this contention and seeks, among other things, a declaratory judgment declaring that the Archdiocese’s purported termination notices are invalid, requiring specific performance of the leases, or, in the alternative, awarding plaintiff compensatory damages and damages for unjust enrichment. We cannot quantify the ultimate outcome in this lawsuit.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$17,651	$26,779	$84,675	$118,015
After tax interest on convertible debt	—	13	38	38
Net income — diluted	$17,651	$26,792	$84,713	$118,053
Weighted average shares (denominator):
Weighted average shares — basic	210,820	211,954	212,009	211,721
Stock options	2,190	4,295	3,235	4,035
Convertible debt	—	121	121	121
Weighted average shares — diluted	213,010	216,370	215,365	215,877
Net income per share:
Basic	$0.08	$0.13	$0.40	$0.56
Diluted	$0.08	$0.12	$0.39	$0.55
Earnings per share from discontinued operations were less than $0.005, therefore net income from continuing operations attributable to common shareholders per share is the same as net income per share in the table above.
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. Total options and convertible debentures not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Antidilutive options	21	1,376	1,431	1,742
Antidilutive convertible debentures	121	—	—	—
Total Common stock equivalents excluded from computation	142	1,376	1,431	1,742

17. Acquisition
Stewart
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt.
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Stewart enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Stewart’s preneed backlog of deferred revenues enhances our long-term stability.
The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of December 23, 2013:

(In thousands)
Accounts receivable	$11,892
Other current assets	186,871
Cemetery property	303,775
Property and equipment, net	340,697
Preneed funeral and cemetery receivables and trust investments	648,482
Finite-lived intangible assets	71,938
Indefinite-lived intangible assets	79,400
Acquired assets held for sale	524,293
Deferred charges and other assets	265,098
Goodwill	545,843
Total assets acquired	2,978,289
Current liabilities	218,920
Long-term debt	270,668
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	734,765
Assumed liabilities held for sale	243,955
Deferred income taxes	56,946
Other liabilities	287,562
Total liabilities assumed	1,812,816
Noncontrolling interest	118
Net assets acquired	$1,165,355
We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value. During the nine months of 2014, we made the following adjustments to our estimates of the fair value of assets and liabilities and revised the consolidated balance sheet for the year-ended December 31, 2013 included in this filing to reflect these adjustments:

(In thousands)
Decrease in the fair value of accounts receivable and other current assets	$(13,774)
Increase in the fair value of cemetery property	19,000
Decrease in the fair value of preneed funeral and cemetery receivables and trust investments	(6,528)
Decrease in the fair value of finite-lived intangible assets	(34,340)
Increase in the fair value of acquired assets held for sale	90,045
Decrease in the fair value of deferred charges and other assets	(13,222)
Decrease in the fair value of deferred preneed funeral and cemetery revenues and deferred receipts held in trust	48,093
Change in the fair value of acquired assets and liabilities held for sale	(90,318)
Decrease in the fair value of deferred income taxes	43,223
Other	(9,444)
Total adjustment to goodwill	$32,735
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment as required by the Intangible Assets Topic of the ASC. Of the $545.8 million in goodwill recognized, $245.6 million was allocated to our cemetery segment and $300.2 million was allocated to our funeral segment. As a result of the carryover of Stewart’s tax basis, $2.3 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance policies	10	20	$28,500
Other preneed customer relationships	10	14	16,764
Selling and management agreements	20	40	5,900
Covenants-not-to-compete	5	15	5,480
Operating leases	26	34	6,144
Tradenames	5	5	9,150
Tradenames		Indefinite	77,900
Licenses and permits		Indefinite	1,500
Total intangible assets			$151,338
The condensed statement of operations for the three and nine months ended September 30, 2014 includes the results of operations of Stewart. For the three and nine months ended September 30, 2013, the following unaudited pro forma information presents information as if the merger occurred on January 1, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(In thousands)
Revenue	$697,723	$2,166,050
Net income	$25,691	$126,241

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

18. Divestiture-Related Activities

As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Gains (losses) on divestitures, net	$26,889	$981	$64,753	$(3,619)
Impairment losses	(319)	—	(6,001)	$(1,914)
	$26,570	$981	$58,752	$(5,533)
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
Net assets held for sale at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Current assets	$436	$4,569
Preneed funeral and cemetery receivables and trust investments	84,484	346,241
Cemetery property	9,158	88,131
Property and equipment, net	10,013	67,394
Goodwill	10,899	206,117
Deferred charges and other assets	200	32,989
Cemetery perpetual care trust investments	22,143	86,726
Total assets	$137,333	$832,167
Accounts payable and accrued liabilities	441	3,183
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	119,120	427,436
Care trusts' corpus	22,143	86,726
Other long term liabilities	227	4,209
Total liabilities	141,931	521,554
Net assets held for sale	$(4,598)	$310,613

Discontinued Operations
During the nine months ended September 30, we sold our operations in Germany for approximately $5.6 million and are presenting the assets and results of operations as discontinued operations. Assets of discontinued operations at December 31, 2013 were as follows:

December 31,
2013

Current assets	$4,750
Property and equipment, net	116
Deferred charges and other assets	2,375
Total assets	$7,241
Accounts payable and accrued liabilities	4,728
Deferred preneed funeral revenues	938
Other long term liabilities	30
Total liabilities	5,696
Net assets of discontinued operations	$1,545

The results of our discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Revenues	$—	$1,361	$1,614	$4,569
Costs and expenses	—	(1,111)	(1,560)	(3,934)
Gain on disposition	884	—	884	—
Other expense, net	—	(1)	(2)	(4)
Income from discontinued operations before income taxes	884	249	936	631
Provision for income taxes	—	(81)	(90)	(190)
Net income from discontinued operations	$884	$168	$846	$441

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At September 30, 2014, we operated 1,576 funeral service locations and 471 cemeteries (including 261 combination locations), which are geographically diversified across 45 states, 8 Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery products and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.4 billion backlog of future revenues from both trust and insurance-funded sales at September 30, 2014, which is the result of preneed funeral and cemetery sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth. We also currently have $61.0 million authorized to repurchase our common stock.
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

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities from continuing operations provided $257.2 million in the nine months ended September 30, 2014. We have $233.3 million in excess borrowing capacity under our bank credit facility. Currently none of our Senior Notes are due to mature until April 2016.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2014, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2014 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.68
Interest coverage ratio	3.00 (Min)	4.76
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $266.3 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs.
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the nine months ended September 30, 2014, we repurchased 6,280,649 shares of common stock at an aggregate cost of $129.1 million, which is an average cost per share of $20.56. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was $61.0 million at September 30, 2014. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Pay a dividend. The quarterly dividend has steadily increased over the past few years with the latest increase to $0.09 per common share approved by the Board of Directors on August 13, 2014. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities to manage our near-term debt maturity profile. During the third quarter of 2014, in accordance with our credit agreement, we paid $87.5 million to reduce the outstanding balance on our term loan.
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
Operating Activities
Net cash provided by operating activities decreased $70.2 million to $256.2 million in the nine months ended September 30, 2014 from $326.4 million in the nine months ended September 30, 2013. Included in 2014 are an increase of acquisition and transition costs, related to the Stewart acquisition, of $51.4 million, a $24.8 million premium paid on early extinguishment of debt, a $20.7 million increase in excess tax benefits from share based awards, $18.1 million in taxes related to divestitures, a $8.1 million increase in legal defense fees, and a $2.0 million decrease in system and process transition costs.
Excluding the above items, cash flow from operations increased $50.9 million as a result of the following. The increases and decreases described below primarily resulted from the increase in the Company's size due to the Stewart acquisition.

•	a $321.2 million increase in cash receipts from customers;

•	a $14.7 million increase in General Agency (GA) receipts; partially offset by

•	a $148.6 million increase in vendor payments;

•	a $59.8 million increase in employee compensation;

•	a $41.3 million increase in cash interest paid;

•	a $17.6 million increase in net trust fund deposits; and

•	a $19.2 million increase in cash tax payments.
Investing Activities
Cash flows from investing activities provided $284.1 million in the nine months ended September 30, 2014 compared to using $77.8 million in the same period of 2013. This increase was primarily attributable to a $387.2 million increase in cash receipts from divestitures and asset sales, partially offset by a $12.6 million increase in net deposits of restricted funds, a $15.6 million increase in capital expenditures, and an increase of $2.3 million in cash spent on acquisitions.
Financing Activities
Financing activities used $416.4 million in the nine months ended September 30, 2014 compared to using $158.2 million in the same period of 2013. This increase was primarily driven by the increase in debt, capital lease payments and early extinguishments of $897.7 million, and a $128.5 million increase in repurchases of Company common stock, partially offset by a decrease in debt issuances, net of costs, of $744.5 million.
We repurchased 6.4 million shares in the nine months ended September 30, 2014 for $130.2 million and 0.1 million shares in the same period of 2013 for $1.7 million.
We paid cash dividends of $53.0 million in the nine months ended September 30, 2014 and $42.4 million in the same period of 2013.
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

	September 30, 2014	December 31, 2013
	(In millions)
Preneed funeral	$116.3	$120.3
Preneed cemetery:
Merchandise and services	130.2	131.3
Pre-construction	3.6	2.9
Bonds supporting preneed funeral and cemetery obligations	250.1	254.5
Bonds supporting preneed business permits	4.5	2.8
Other bonds	18.5	17.9
Total surety bonds outstanding	$273.1	$275.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2014 and 2013, we had $5.0 million and $4.7 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2014 and 2013, we had $14.7 million and $13.8 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$58.7	$46.0	$173.1	$136.7
Sales production (number of contracts)	20,424	17,022	64,971	50,318
Maturities	$52.8	$43.8	$163.6	$141.7
Maturities (number of contracts)	15,872	12,358	45,378	40,247
Cemetery:
Sales production:
Preneed	$163.6	$133.7	$510.5	$414.7
Atneed	71.0	56.9	233.2	181.2
Total sales production	$234.6	$190.6	$743.7	$595.9
Sales production deferred to backlog:
Preneed	$72.6	$54.3	$212.2	$164.9
Atneed	55.4	43.1	177.0	136.3
Total sales production deferred to backlog	$128.0	$97.4	$389.2	$301.2
Revenue recognized from backlog:
Preneed	$64.8	$53.0	$152.9	$128.3
Atneed	56.4	44.2	173.1	135.5
Total revenue recognized from backlog	$121.2	$97.2	$326.0	$263.8

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three and nine months ended September 30, 2014 and 2013, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Preneed funeral insurance-funded:
Sales production (1)	$134.6	$147.4	$452.7	$432.9
Sales production (number of contracts) (1)	21,801	25,135	70,284	74,618
General Agency revenue	$32.3	$27.3	$92.2	$79.3
Maturities	$76.8	$77.5	$271.6	$250.9
Maturities (number of contracts)	12,794	13,507	46,768	43,781

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at September 30, 2014 and December 31, 2013. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2014 and

December 31, 2013. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts. The following table does not include backlog associated with businesses held for sale and discontinued operations.

	September 30, 2014		December 31, 2013
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenues	$0.53	$0.53	$0.52	$0.52
Deferred preneed funeral receipts held in trust	1.66	1.57	1.68	1.60
	$2.19	$2.10	$2.20	$2.12
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.20)	(0.20)
Backlog of trust-funded preneed funeral revenues	$2.03	$1.94	$2.00	$1.92
Backlog of insurance-funded preneed funeral revenues (1)	4.85	4.85	4.75	4.75
Total backlog of preneed funeral revenues	$6.88	$6.79	$6.75	$6.67
Preneed funeral receivables, net and trust investments	$1.88	$1.79	$1.89	$1.81
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.18)	(0.18)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.72	$1.63	$1.71	$1.63
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	4.85	4.85	4.75	4.75
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.57	$6.48	$6.46	$6.38
Deferred preneed cemetery revenues	$1.09	$1.09	$1.04	$1.04
Deferred preneed cemetery receipts held in trust	1.57	1.39	1.56	1.39
	$2.66	$2.48	$2.60	$2.43
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.19)	(0.19)
Total backlog of deferred cemetery revenues	$2.53	$2.35	$2.41	$2.24
Preneed cemetery receivables, net and trust investments	$2.34	$2.16	$2.28	$2.11
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.19)	(0.19)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.21	$2.03	$2.09	$1.92

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

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
As of September 30, 2014, 85% of our trusts were under the control and custody of two large financial institutions. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
Fixed Income Securities
Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The SCI trusts have direct investments primarily in government fixed income securities. Insurance-backed fixed income investments preserve the principal, guarantee annual appreciation, and reduce overall portfolio volatility.
Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of September 30, 2014, the largest single equity position represented less than 1% of the total equity securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets continues to be volatile. During the nine months ended September 30, 2014, the Standard and Poor’s 500 Index increased approximately 8.3% , the Barclay’s Aggregate Index increased approximately 4.1%, and the combined SCI trusts increased approximately 3.8%.
SCI, its trustees, and its investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended September 30, 2014 and 2013
Management Summary
Key highlights in the third quarter of 2014 were as follows:

•	Funeral gross profits increased $21.3 million, or 31.9%, primarily due to an increase in comparable volume and sales average along with the contribution from the legacy Stewart funeral homes; and

•	Cemetery gross profits increased $11.2 million, or 22.9%, primarily due to the contribution from the Stewart cemeteries coupled with an increase in comparable preneed sales production.
Results of Operations — Three Months Ended September 30, 2014 and 2013
In the third quarter of 2014, we reported net income attributable to common stockholders of $17.7 million ($0.08 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2013 of $26.8 million ($0.12 per diluted share). These results were impacted by the following items:

	2014	2013
	(In thousands)
Net after-tax (losses) gains from the sale of assets	$(25,878)	$590
After-tax gains from the early extinguishment of debt	$1,029	$—
After-tax expenses related to system and process transition costs	$(1,225)	$(1,873)
After-tax expenses related to Stewart acquisition and transition costs	$(5,349)	$(8,889)
After-tax expenses related to legal defense fees and other matters	$258	$(590)
Change in certain tax reserves and non-controlling interest	$(783)	$(792)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2014 and 2013. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2013 and ending September 30, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended September 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$458.9	$55.9	$5.3	$397.7
Cemetery revenue	259.4	38.2	4.2	217.0
Total revenue	$718.3	$94.1	$9.5	$614.7
Gross Profits
Funeral gross profits	$88.1	$12.3	$(0.1)	$75.9
Cemetery gross profits	60.2	7.4	0.5	52.3
Total gross profits	$148.3	$19.7	$0.4	$128.2

Three Months Ended September 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$398.2	$1.2	$8.6	$388.4
Cemetery revenue	210.4	—	4.1	206.3
Total revenue	608.6	1.2	12.7	594.7
Gross Profits
Funeral gross profits	$66.8	$(0.1)	$1.9	$65.0
Cemetery gross profits	49.0	—	0.7	48.3
Total gross profits	115.8	(0.1)	2.6	113.3
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended September 30, 2014 and 2013. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$458.9	$398.2
Less: Consolidated funeral recognized preneed revenue	22.6	19.6
Less: Consolidated GA revenue	32.3	27.3
Less: Other revenue	3.3	2.7
Adjusted consolidated funeral revenue	$400.7	$348.6
Consolidated funeral services performed	76,306	66,603
Consolidated average revenue per funeral service	$5,251	$5,234
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2014 and 2013. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$397.7	$388.4
Less: Comparable funeral recognized preneed revenue	21.4	19.2
Less: Comparable GA revenue	27.7	26.7
Less: Other revenue	2.7	2.7
Adjusted comparable funeral revenue	$345.9	$339.8
Comparable funeral services performed	65,157	64,963
Comparable average revenue per funeral service	$5,309	$5,230
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $458.9 million in the third quarter of 2014 compared to $398.2 million for the same period in 2013. This increase is primarily attributable to $54.7 million of additional revenues contributed by our legacy Stewart funeral homes and a $9.3 million increase in comparable revenues as described below.
Comparable revenues from funeral operations were $397.7 million in the third quarter of 2014 compared to $388.4 million for the same period in 2013. This increase was primarily due to the 1.5% increase in comparable average revenue per funeral service described below and a $2.2 million increase in recognized preneed revenues for items that are delivered at the time of sale. Additionally there was a 0.3% increase in the number of comparable funeral services performed as described below.
Funeral Services Performed
Our consolidated funeral services performed increased 14.6% during the third quarter of 2014 compared to the same period in 2013, primarily from services performed by our legacy Stewart funeral homes. Our comparable funeral services performed increased by 0.3%. We believe the comparable increase is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.9% in the third quarter of 2014 increased from 50.9% in 2013. This growth in comparable cremations was generated primarily by cremations with service. While the average revenue with service and direct cremations is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $17, or 0.3%, in the third quarter of 2014 compared to 2013, primarily due to an increase in comparable average revenue per funeral service as described below, partially offset by an increase in the number of cremations. Our comparable average revenue per funeral service increased $79, or 1.5%, in the third quarter of 2014 compared to the same period in 2013. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging and increased receptions and event offerings.
Funeral Gross Profits
Consolidated funeral gross profits increased $21.3 million, or 31.9%, in the third quarter of 2014 compared to the same period in 2013. This increase is attributable to the $12.4 million of additional gross profits contributed primarily by our legacy Stewart funeral homes and a $10.9 million increase in comparable gross profits described below.
Comparable funeral gross profits increased $10.9 million, or 16.8%, in the third quarter of 2014 compared to the same period in 2013. Comparable gross margin percentage increased from 16.7% to 19.1% in the third quarter of 2014 when compared to the same period in 2013 primarily as a result of the increase in comparable revenues described above coupled with effective cost management.
Cemetery Results

Cemetery Revenue
Consolidated cemetery revenues increased $49.0 million, or 23.3%, in the third quarter of 2014 compared to the same period in 2013. This increase is attributable to $38.2 million contributed by our legacy Stewart cemeteries, and the increase in comparable revenues. Comparable revenues increased $10.7 million, or 5.2%, primarily as a result of an increase in sales production and higher trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $11.2 million, or 22.9%, in the third quarter of 2014 compared to the same period in 2013. This increase is primarily attributable to $7.4 million contributed by our legacy Stewart cemeteries and the increase in comparable gross profits as described below.
Comparable cemetery gross profits increased $4.0 million, or 8.3%, and gross margin percentage increased from 23.4% to 24.1% in the third quarter of 2014 compared to the same period in 2013 primarily as a result of the increase in comparable revenue described above slightly offset by an increase in comparable selling costs resulting from increased commissions for preneed production and planned advertising and media spend.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $6.0 million to $39.7 million during the third quarter of 2014 compared to $33.7 million in the same period of 2013. The current quarter included $10.7 million in acquisition and transition costs related to the integration of Stewart and $2.9 million of system integration and other costs. The prior year included $7.1 million of costs related to the acquisition of Stewart, and $2.3 million of system integration costs. Excluding these one-time costs in both periods, general and administrative expenses increased $1.8 million over the prior year quarter which was primarily due to the timing of charitable contributions and professional fees.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $26.6 million net pre-tax gain on divestitures and impairment charges in the third quarter of 2014 compared to a $1.0 million net pre-tax gain in the same period of 2013 primarily as a result of the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Interest expense
Interest expense increased $5.3 million to $43.4 million during the third quarter of 2014 compared to $38.1 million in the same period of 2013. This expected increase in interest expense is primarily due to incremental debt from the Stewart acquisition.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 81.7% and 40.3% for the three months ended September 30, 2014 and 2013, respectively. The higher effective tax rate for the three months ended September 30, 2014 is above the 35% federal statutory tax rate primarily due to nondeductible goodwill resulting in gains on required divestitures associated with the Stewart acquisition coupled with state tax expense partially offset by lower rates on foreign earnings.

Results of Operations — Nine Months Ended September 30, 2014 and 2013
Management Summary
Key highlights in the nine months ended September 30, 2014 were as follows:

•	Funeral gross profit increased $38.4 million, or 14.4%, primarily due to the contribution by our legacy Stewart funeral homes; and

•	Cemetery gross profit increased $30.9 million, or 23.0%, primarily due to the contribution by our legacy Stewart cemeteries coupled with an increase in comparable preneed sales production.
Results of Operations
In the nine months ended September 30, 2014, we reported net income attributable to common stockholders of $84.7 million (0.39 per diluted share) compared to net income attributable to common stockholders in the nine months ended September 30, 2013 of $118.0 million ($0.55 per diluted share). These results were impacted by the following items:

	2014	2013
	(In thousands)
Net after-tax losses from the sale of assets	$(20,125)	$(3,049)
After-tax (losses) gains from the early extinguishment of debt	$(17,420)	$296
After-tax expenses related to system and process transition costs	$(4,877)	$(3,565)
After-tax expenses related to Stewart acquisition and transition costs	$(24,361)	$(11,370)
After-tax expenses related to other acquisitions	$(215)	$(122)
After-tax expenses related to legal defense fees and labor matters	$(7,348)	$(1,971)
Change in certain tax reserves and other	$(846)	$(1,788)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2014 and 2013. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2013 and ending September 30, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Nine Months Ended September 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$1,447.5	$173.6	$41.3	$1,232.6
Cemetery revenue	763.1	111.5	27.9	623.7
Total revenue	$2,210.6	$285.1	$69.2	$1,856.3
Gross Profits
Funeral gross profits	$305.3	$42.5	$13.1	$249.7
Cemetery gross profits	165.1	22.5	5.3	137.3
Total gross profits	$470.4	$65.0	$18.4	$387.0

Nine Months Ended September 30, 2013	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$1,272.8	$2.2	$28.8	$1,241.8
Cemetery revenue	610.4	—	13.4	597.0
Total revenue	$1,883.2	$2.2	$42.2	$1,838.8
Gross Profits
Funeral gross profits	$266.9	$0.2	$7.8	$258.9
Cemetery gross profits	134.2	—	2.9	131.3
Total gross profits	$401.1	$0.2	$10.7	$390.2

The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the nine months ended September 30, 2014 and 2013. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$1,447.5	$1,272.8
Less: Consolidated funeral recognized preneed revenue	65.1	56.5
Less: Consolidated GA revenue	92.2	79.3
Less: Other revenue	9.9	8.1
Adjusted consolidated funeral revenue	$1,280.3	$1,128.9
Consolidated funeral services performed	245,216	216,434
Consolidated average revenue per funeral service	$5,221	$5,216
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended September 30, 2014 and 2013. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2014	2013
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$1,232.6	$1,241.8
Less: Comparable funeral recognized preneed revenue	62.8	55.3
Less: Comparable GA revenue	78.8	77.8
Less: Other revenue	8.2	8.0
Adjusted comparable funeral revenue	$1,082.8	$1,100.7
Comparable funeral services performed	204,708	210,976
Comparable average revenue per funeral service	$5,289	$5,217
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $1,447.5 million in the nine months ended September 30, 2014 compared to $1,272.8 million for the same period in 2013. This increase is primarily attributable to the additional $171.4 million of contributions primarily from our legacy Stewart funeral homes offset by a $9.2 million decrease in comparable revenues as described below.
Comparable revenues from funeral operations were $1,232.6 million in the nine months ended September 30, 2014 compared to $1,241.8 million for the same period in 2013. This decrease was primarily due to a 3.0% decrease in the number of comparable funeral services performed as described below, partially offset by an 1.4% increase in average revenue per funeral service as described below as well as higher recognized preneed revenues of $7.5 million for items that are delivered at the time of sale.
Funeral Services Performed
Our consolidated funeral services performed increased 13.3% during the nine months ended September 30, 2014 compared to the same period in 2013, primarily as the result of services performed by our legacy Stewart funeral homes offset by a 3.0% decrease in comparable funeral services performed largely as a result of the strong flu season in 2013 not recurring. We believe this decrease is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.7% in the nine months ended September 30, 2014 increased from 50.3% in 2013. This growth in comparable cremations was generated primarily by cremations with service. While the average revenue for cremations with service and direct cremations is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service remained flat for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in the number of cremations coupled with lower average from acquired locations. Our comparable average revenue per funeral service increased $72, or 1.4%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase in comparable average revenue per funeral service is primarily from initiatives centered around better consumer choice and flexibility, such as enhanced Dignity packaging and increased receptions and event offerings.
Funeral Gross Profits
Consolidated funeral gross profits increased $38.4 million, or 14.4%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase is primarily attributable to $42.3 million of contributions from our legacy Stewart funeral homes and $5.3 million in gross profits contributed by assets that were divested throughout 2014 and 2013 offset by a $9.2 million decrease in comparable gross profits as described below.
Comparable funeral gross profits decreased $9.2 million, or 3.6%, and the comparable gross margin percentage decreased from 20.8% to 20.3% in the nine months ended September 30, 2014 when compared to the same period in 2013 primarily as a result of the decrease in comparable revenue as described above. Additionally the nature of our funeral segment has a high fixed-cost structure which benefits margins when there is strong incremental volume as we experienced in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $152.7 million, or 25.0%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the $111.5 million of contributions from our legacy Stewart cemeteries, the increase in comparable revenues described below; and $14.5 million in revenues contributed by assets that were divested throughout 2014 and 2013. Comparable cemetery revenues increased $26.7 million, or 4.5%, primarily as a result of higher preneed production and increased trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $30.9 million, or 23.0%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase is primarily the result of $22.5 million of contributions from our legacy Stewart cemeteries and the increase in comparable gross profits described below.
Comparable cemetery gross profits increased $6.0 million, or 4.6%, and gross margin percentage remained flat for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as the result of higher revenues mentioned above, partially offset by the following:

•	a $10.5 million increase in comparable selling costs primarily from commissions paid for increased preneed production;

•	a $4.5 million increase in direct costs driven by higher revenues;

•	a $2.9 million increase in general and administrative expenses; and

•	a $1.9 million benefit for insurance claim settlements in 2013 that did not recur in 2014.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $45.9 million to $141.9 million during the nine months ended September 30, 2014 compared to $96.0 million for the same period in 2013. The current period included $41.2 million in acquisition and transition costs mostly related to Stewart, $12.2 million in legal settlements and defense fees primarily related to the settlement of the Eden matter, and $8.2 million in system and process transition costs. The prior year included $10.4 million of acquisition and transition costs primarily related to Stewart, $4.9 million of system and process transition costs, and $2.2 million in legal defense fees. Excluding these costs in both periods, general and administrative expenses increased $1.8 million for the same period in the prior year primarily related to increased rent expense and higher professional fees.

Gains (Losses) on Divestitures and Impairment Charges, net
We recognized a $58.8 million net pre-tax gain on divestitures and impairment charges in the nine months ended September 30, 2014 primarily as the result of the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States as a result of the Stewart acquisition. In the nine months ended September 30, 2013, we recognized a $5.5 million net pre-tax loss on divestitures and impairment charges which is associated with the divestiture of non-strategic funeral and cemetery locations.
Interest expense
Interest expense increased $31.1 million to $134.7 million during the nine months ended September 30, 2014 compared to $103.6 million in the same period of 2013, as anticipated. This expected increase in interest expense is primarily due to incremental debt associated with the Stewart acquisition.
Losses on early extinguishment of debt
During the nine months ended September 30, 2014, we recognized a $29.2 million loss on early extinguishment debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 60.0% and 38.5% for the nine months ended September 30, 2014 and 2013, respectively. The higher effective tax rate for the nine months ended September 30, 2014 is above the 35% federal statutory tax rate primarily due to nondeductible goodwill resulting in gains on required divestitures associated with the Stewart acquisition coupled with state tax expense partially offset by lower rates on foreign earnings and state legislative changes.

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

•
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.

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
Cost and market values as of September 30, 2014 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that our disclosure controls and procedures were effective as of September 30, 2014 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2014, we issued 1,176 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
July 1, 2014 - July 31, 2014	—	$—	—	$130,760,133
August 1, 2014 - August 31, 2014	1,186,747	$21.64	1,186,747	$105,078,740
September 1, 2014 - September 30, 2014	2,014,948	$21.86	2,014,948	$61,023,367
	3,201,695		3,201,695
Subsequent to September 30, 2014 we repurchased 1,725,875 shares of common stock at an aggregate cost of $36.3 million million, which is an average cost per share of $21.06.

Item 6. Exhibits

10.1	Amendment Two to Executive Deferred Compensation Plan
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2014 and 2013.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2014		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

10.1	Amendment Two to Executive Deferred Compensation Plan
12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2014 and 2013.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.