Form 10-K
period 2014-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2015-02-13
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $4,221,605,973 based upon a closing market price of $20.72 on June 30, 2014 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 11, 2015 was 202,902,489 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2015 Annual Meeting of Stockholders (Part III).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements sold after a death has occurred.
Burial Vaults — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground, also known as outer burial containers.
Cancellation — Termination of a preneed funeral or cemetery contract, which relieves us of the obligation to provide the goods and services included in the contract. Cancellations may be requested by the customer or be initiated by us for failure to comply with the contractual terms for payment. State or provincial laws govern the amount of refund, if any, owed to the customer.
Care Trust Corpus - The deposits and net realized capital gains and losses included in a perpetual care trust that cannot be withdrawn.
Cemetery Perpetual Care or Endowment Care Fund (ECF) — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity, also referred to as a perpetual care trust. Capital gains within the perpetual care trusts are generally not distributable to us, so they are not included in our revenues. However, the capital gains increase the investable perpetual care trust assets and trust corpus, increasing the potential for higher ordinary investment income in the future. Where allowable by state, capital gains can be distributed to us and they are recognized as cemetery revenues in the period earned.
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property available for sale as interment rights and undeveloped land we intend to develop.
Cemetery Property Revenue — Recognized sales of cemetery property interment rights when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Cemetery Merchandise and Services — Stone and bronze memorials, markers, merchandise installations, and burial openings and closings.
Cremation — The reduction of human remains to bone fragments by intense heat.
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual that has been cremated. These products include funeral merchandise and cemetery property types that provide for the disposition of cremated remains such as benches, boulders, statues, ossuaries, and reefs. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
Funeral Merchandise and Services — Professional services relating to funerals and cremations and funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorialization products, and flowers.
Funeral Recognized Preneed Revenue —Funeral merchandise and travel protection sold on a preneed contract and delivered before a death has occurred.
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
Interment — The burial or final placement of human remains in the ground, in mausoleums, in cremation niches, or cremation memorialization property.
Lawn Crypt — An underground outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.
Marker — A method of identifying a deceased person in a particular burial space, crypt, niche, or cremation memorialization property. Permanent burial markers are usually made of bronze or stone.
Maturity — When the underlying contracted merchandise is delivered or service is performed, typically at death. This is the point at which preneed contracts are converted to atneed contracts (note — delivery of certain merchandise and services can occur prior to death).
Mausoleum — An above ground structure that is designed to house caskets and cremation urns.
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers' payments for preneed funeral or cemetery merchandise and services. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or the cancellation of the contract.

Preneed — Purchase of cemetery property interment rights and funeral and cemetery merchandise and services prior to a death occurring.
Preneed Backlog — Future revenues from unfulfilled preneed funeral and cemetery contractual arrangements.
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These earnings are recorded in Deferred preneed cemetery revenues until the merchandise is delivered, the service is performed, or when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred preneed funeral revenues until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled preneed funeral insurance-funded contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by us in the future.
Sales Average — Average revenue per funeral service performed, excluding the impact of funeral recognized preneed revenue, GA revenue, and certain other revenues.
Trust Fund Income — Recognized investment earnings from our merchandise and service and perpetual care trust investments.
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise.

PART I

Item 1.	Business.
General
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At December 31, 2014, we operated 1,559 funeral service locations and 466 cemeteries (including 258 funeral service/cemetery combination locations) in North America, which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, accounting, transportation, and personnel among funeral homes in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, SCI set out to apply this operating strategy through the acquisition of deathcare businesses in other markets. It was the beginning of a three-decade period of expansion that would create a North American network of nearly 1,400 funeral homes and cemeteries by the end of 1992. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America. By the end of 1999, our global network numbered more than 4,500 funeral service locations, cemeteries, and crematories in more than 20 countries.
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
In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral homes and cemeteries in North America.
Funeral and Cemetery Operations
At December 31, 2014, we have 1,559 funeral service locations and 466 cemeteries (including 258 funeral service/cemetery combination locations) covering 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. See Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorialization products, flowers, and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, flowers, and burial openings and closings.
We also sell preneed cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and preneed cemetery contracts was $9.3 billion and $9.2 billion at December 31, 2014 and 2013, respectively.
Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location. We have the largest number of combination locations in North America. Fifty-five percent of our cemeteries are part of a combination location. Our combination operations include Rose Hills, the largest combination operation in the United States, performing over 4,500 funeral services and 7,800 cemetery interments per year.
In 2014 our operations in the United States and Canada were organized into 30 major markets, 50 metro markets, and 73 main street markets. Each market is led by a market manager or director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral homes and cemeteries share common resources such as personnel, preparation services, and vehicles. There are four market support centers in North America to assist market directors with financial, administrative, pricing, and human resource needs. These support centers are located in Houston, Miami, New York, and Los Angeles. The primary functions of the support centers are to help facilitate the execution of corporate strategies, coordinate communication between operations and the corporate offices, and serve as liaisons for the implementation of policies and procedures.
The following table at December 31, 2014 provides the number of our funeral homes and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Homes	Number of Cemeteries	Total
United States
Alabama	38	14	52
Arizona	34	11	45
Arkansas	12	3	15
California	171	36	207
Colorado	25	11	36
Connecticut	19	—	19
Delaware	—	1	1
District of Columbia	1	—	1
Florida	132	60	192
Georgia	37	21	58
Hawaii	2	2	4
Idaho	6	1	7
Illinois	49	24	73
Indiana	41	9	50
Iowa	4	2	6
Kansas	9	5	14
Kentucky	15	5	20
Louisiana	27	9	36
Maine	11	—	11
Maryland	16	13	29
Massachusetts	26	—	26
Michigan	38	—	38
Minnesota	12	2	14
Mississippi	17	4	21
Missouri	26	9	35
Nebraska	4	2	6
Nevada	13	6	19
New Hampshire	6	—	6
New Jersey	21	—	21
New Mexico	1	—	1
New York	87	—	87
North Carolina	59	17	76
Ohio	43	13	56
Oklahoma	14	7	21
Oregon	18	4	22
Pennsylvania	22	16	38
Puerto Rico	12	9	21

Rhode Island	4	—	4
South Carolina	9	9	18
Tennessee	40	18	58
Texas	162	61	223
Utah	4	3	7
Vermont	4	—	4
Virginia	39	23	62
Washington	44	13	57
West Virginia	14	10	24
Wisconsin	—	3	3
Canada
Alberta	9	—	9
British Columbia	37	7	44
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	11	—	11
Ontario	46	—	46
Quebec	44	—	44
Saskatchewan	15	—	15
Total (1)	1,559	466	2,025
(1) Includes businesses held for sale at December 31, 2014.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.

At December 31, 2014, we owned approximately 88% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2014, our 466 cemeteries contained a total of approximately 33,270 acres, of which approximately 60% was developed.
A map of our locations in North America is presented below:

37
7
9
15
4
3
46
44
5
44
13
11
11
12
2
4
6
18
4
87
26
6
1
3
38
4
4
2
22
16
19
4
2
43
21
13
6
4
3
49
41
13
1
1
25
11
10
24
9
14
23
13
16
26
9
39
171
36
9
5
15
5
59
17
40
18
14
7
12
9
9
2
34
11
1
37
2
3
17
38
Funeral Homes
Cemeteries
21
162
61
27
4
14
9
12
9
132
60

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
We believe we have an unparalleled network of funeral service locations and cemeteries that offer high-quality products and services at prices that are competitive with local competing funeral homes, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded our funeral operations under the name Dignity Memorial®. We believe our transcontinental branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
Strategies for Growth

We believe we are well-positioned for long-term profitable growth. We are the largest company in the North American deathcare industry with unparalleled scale on both a national and local basis and are poised to benefit from the aging of America. The demographic landscape is driving our company strategy. According to the United States Census Bureau, the current number of Americans that are 60 and older is approximately 67 million. This number is expected to grow to more than 77 million by 2020, resulting in a growing number of people that will likely be interested in preneed options.
We have three core strategies designed to grow the company and enhance shareholder value:

•	Grow revenues,

•	Leverage our scale, and

•	Deploy capital

Grow Revenues
Under our first core strategy of growing revenues, we have a three-pronged approach that is focused on the customer and consists of 1) remaining relevant to the customer, 2) growing preneed sales, and 3) managing our footprint.
Remaining Relevant to the Customer. Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We work to meet the varying needs of our customers to give them what they want. In our funeral segment, we focus on memorialization services that will be meaningful to the customer and their family members and friends. We continue to offer contemporary product and service offerings. We also focus on the ethnic traditions and customs important to our customers. Additionally, we emphasize the simplicity and convenience of our packaged offerings.
In our cemetery segment, we have created tiers within our cemetery product offerings to provide more choices for our customers. As with our funeral home segment, we also cater to the ethnic traditions and customs important to our customers. We continue to develop innovative products such as recurring floral placements and customized cemetery property offerings. We have also simplified the decision-making process.
Growing Our Preneed Sales. Our preneed sales program drives revenue growth now and into the future. Within our funeral segment, our preneed sales create brand awareness, grow future market share and diversify our revenue stream in a low-inflation environment. Due to our scale, our preneed sales program is not capital intensive and gives us a competitive advantage. Within our cemetery segment, we have a focus on increasing sales force productivity combined with tiered cemetery property offerings and pricing to drive current revenue growth. Our backlog of preneed funeral and cemetery revenues at the end of 2014 was approximately $9.3 billion, which bodes well for future earnings and cash flow.
Managing Our Footprint. We will continue to manage our footprint with a customer-driven focus. Within our funeral segment, we continue to pursue strategic acquisitions and to build new funeral homes in areas that provide us with the potential for scale and areas with the highest return customer categories and market traits. Within our cemetery segment, we plan to pursue strategic acquisitions to create more opportunities to sell to Baby Boomers through our customer-driven strategy. We believe our unparalleled business footprint and geographic diversity uniquely positions us to benefit from the aging Baby Boomer population.
Leverage Our Unparalleled Scale
Our second core strategy is leveraging our unparalleled scale, which we are addressing with a three-pronged approach-1) develop our sales organization, 2) network optimization, and 3) use our scale with our preneed trust and insurance backlog. Our size and broad geographic network of businesses gives us a significant advantage in this industry.
Develop Our Sales Organization. Over the past several years, we have invested in the infrastructure and training of our sales organization. During 2015, we will focus on enhancing the productivity and effectiveness of the sales team and growing our sales counselor headcount. We believe that our scale allows us to expand our sales organization in a manner that our competitors cannot afford to replicate.
Network Optimization. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies. We regularly examine our purchasing spend to look for opportunities to consolidate our supplier base, modify processes and policies for more efficient purchasing and employ metrics to manage and improve supplier performance. Additionally, many of our accounting and administrative functions are outsourced to third-party providers, allowing for greater efficiency.
Use Our Scale with Our Preneed Trust and Insurance Backlog. With our $9.3 billion backlog, we benefit from having access to premier financial partners in the industry. For our trust investments, we have access to preeminent money managers and lower fee structures, which we believe is a low risk structure that will provide us with higher returns and lower cost of administration over time. We also enjoy favorable terms with our insurance provider.
Deploy Capital
Our third core strategy is to maximize capital deployment opportunities. Our priority for capital deployment is 1) acquisitions and funeral location new builds, 2) dividends, 3) share repurchases, and 4) debt repurchases.

Acquisitions and Funeral Location New Builds. As noted above, we plan to use our capital to manage our footprint by focusing on strategic acquisitions and building new funeral homes where the expected returns are attractive and exceed our weighted average cost of capital plus a risk premium.
Dividends. We expect to continue to return capital to our shareholders in the form of dividends, subject to the approval by our Board of Directors.
Share Repurchases. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock using a value-weighted share repurchase strategy.
Debt Repurchases. We plan to actively manage our near-term liquidity profile and leverage targets through debt repurchases when market conditions are favorable to do so.
Associates
At December 31, 2014, we employed 15,442 individuals on a full-time basis and 8,220 individuals on a part-time basis. Of the full-time associates, 14,507 were employed in the funeral and cemetery operations and 935 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in our health insurance plan. At December 31, 2014 and 2013, there were 9,022 and 9,706 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 2.9% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.

Regulation
Our funeral home operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices (the “Funeral Rule”), which went into effect in 1984. The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (1) misrepresenting legal, crematory, and cemetery requirements; (2) embalming for a fee without permission; (3) requiring the purchase of a casket for direct cremation; and (4) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian and provincial laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures in order to comply with the Funeral Rule and laws and regulations. For example, we have established and maintain policies, procedures, and practices; we engage in training of our personnel; and we carry out ongoing reviews of our compliance efforts. We believe that we are in substantial compliance with the Funeral Rule and all laws and regulations.
Federal, state, and local legislative bodies and regulatory agencies (including Canadian legislative bodies and agencies) frequently propose new laws and regulations, some of which could have a material effect on our operations and on the deathcare industry in general. We cannot accurately predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.
Other
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 120,000 square feet of office space and 185,000 square feet of parking space. We own and utilize an additional building located in Houston, Texas for corporate activities containing a total of approximately 38,000 square feet of office space. We also lease approximately 29,000 square feet of office space in Houston, Texas, which we utilize for corporate activities. We own a building in Jefferson, Louisiana with approximately 98,200 square feet of office space that we use, in part, for corporate activities.
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
In connection with our preneed funeral and preneed cemetery merchandise and service sales, most affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds. The fair value of these investments, and our earnings and investment gains and losses on these securities and mutual funds are affected by financial market conditions that are beyond our control.

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2014	2013	2012
Preneed funeral merchandise and service trust funds	3.7%	16.6%	12.4%
Preneed cemetery merchandise and service trust funds	3.4%	19.3%	13.4%
Perpetual care trust funds	5.2%	7.6%	10.5%
Generally, earnings or gains and losses on our trust investments are recognized and we withdraw cash when the underlying merchandise is delivered, service is performed, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2015 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2014, no such charge was required. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a decrease in trust fund value, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2014, we had unrealized losses of $14.6 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on continued revenue growth, leverage of scale, and capital deployment. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify acquisition candidates and to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $184.7 million into state-mandated trust accounts as of December 31, 2014. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
The funeral home and cemetery industry is competitive.
In North America, the funeral home and cemetery industry is characterized by a large number of locally-owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market the Company in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent funeral home and cemetery operators, monument dealers, casket retailers, low-cost funeral providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
Increasing death benefits related to preneed funeral contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed funeral service.
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 22% of the total sale from the third-party insurance company. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the funeral is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our financial condition, results of operations, and future cash flows.
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
As discussed in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, results of operations, and cash flows.
Unfavorable publicity could affect our reputation and business.
Since our operations relate to life events involving emotional stress for our client families, our business is dependent on customer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and customers’ trust and confidence in our products and services, thereby having an adverse impact upon our sales and financial results as well as the price of our common stock.
If the number of deaths in our markets declines, our cash flows and revenues may decrease.
If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected. Variations and seasonality of deaths throughout each year may also cause revenues to fluctuate between quarters or years.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2014, 51.6% of the comparable funeral services we performed were cremation cases compared to 50.1% and 48.2% performed in 2013 and 2012, respectively. Our average revenue for cremations with service is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain a significant percentage of our funeral services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. For example, the funeral home industry is regulated at the federal level by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
Businesses in general are subject to the impact of regulation and major legislation, including healthcare reform. We may experience significant increases in costs as a result of business regulations and laws, which are beyond our control, including increases in the cost of healthcare. Although we seek to control increases in these costs, continued upward pressure on costs could reduce the profitability of our business.
In addition, from time to time, governments and agencies propose to amend or add regulations or reinterpret existing regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2007 and various state jurisdictions are auditing years through 2012. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 9 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenues, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $300.0 million as of December 31, 2014, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. In addition, our on-line operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach, corruption, or data loss involving such information. A breach of our security measures or failure in our backup systems could adversely affect our reputation with our customers and their loved ones, our associates, and our vendors; as well as our operations, results of operations, financial condition, and cash flows; and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
Our Canadian business exposes us to operational, economic, and currency risks.
Our Canadian operations represent a significant portion of our revenues. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our Canadian operations may be adversely affected by local laws, customs and regulations, as well as political and economic conditions. Significant fluctuations in exchange rates between the U.S. dollar and the Canadian dollar may adversely affect our results of operations and cash flows.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness which could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate or other purposes;

•
a portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions, and general corporate or other purposes;

•
it could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth;

•
it could increase our interest expense if interest rates in general increase because a portion of our indebtedness, including all of our indebtedness under our senior credit facilities, bears interest at floating rates; and

•
it could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any financial and other restrictive covenants, could result in an event of default under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness.

Any of the above listed factors could materially affect our business, financial condition, results of operations, and cash flows.
In addition to our high level of indebtedness, we also have significant rental and other obligations under our operating and capital leases for funeral service locations, cemetery operating and maintenance equipment, and transportation equipment. These obligations could further increase the risks described above.
Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence and our stock price.
The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. If we do not maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our results of operations, investor confidence, and stock price could be materially adversely affected.
In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as of December 31, 2014, we did not maintain effective internal control over financial reporting in relation to the compilation and review of our tax basis balance sheet and management concluded that this constitutes a material weakness. See Item 9A, Controls and Procedures, for a discussion of our internal control over financial reporting and the material weakness.
While this material weakness did not result in any material misstatement of our historical financial statements, it did result in adjustments to provision for income taxes, deferred tax assets, deferred tax liabilities, goodwill, other liabilities, income taxes, and accumulated deficit and revisions to our consolidated financial statements for fiscal years 2013 and 2012. We have revised our 2013 and 2012 financial statements in this filing, as described in Note 2 in Part II, Item 8. Financial Statements and Supplementary Data. Although we believe we are taking and previously took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays, or disruptions. If the new controls we are implementing to address the material weakness do not operate effectively, if we are unsuccessful in implementing or following these new processes, or if we are otherwise unable to remediate this material weakness, we may not timely or accurately report our financial condition or results of operations. This could adversely affect investor and business partner confidence in our financial reports and our stock price.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 13, 2015, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
R. L. Waltrip	84	Chairman of the Board	1962
Thomas L. Ryan	49	President and Chief Executive Officer	1999
Michael R. Webb	56	Executive Vice President and Chief Operating Officer	1998
Eric D. Tanzberger	46	Senior Vice President, Chief Financial Officer and Treasurer	2000
Gregory T. Sangalis	59	Senior Vice President, General Counsel and Secretary	2007
Stephen M. Mack	63	Senior Vice President, Operations	1998
Sumner J. Waring, III	46	Senior Vice President, Operations	2002
Philip C. Jacobs	60	Senior Vice President, Chief Marketing Officer	2007
Steven A. Tidwell	53	Senior Vice President, Sales and Merchandising	2010
Elisabeth G. Nash	53	Senior Vice President, Operations Services	2004
Kenneth G. Myers, Jr.	57	Senior Vice President, Operations	2014
John Del Mixon, II	51	Vice President, Information Technology	2010
John H. Faulk	39	Vice President, Business Development	2010
Joseph A. Hayes	58	Vice President, Ethics and Business Conduct and Assistant General Counsel	2007
Gerry D. Heard	50	Vice President, Sales	2012
Albert R. Lohse	54	Vice President, Litigation and Risk Management	2004
Tammy R. Moore	47	Vice President, Corporate Controller	2010
Sarah E. Adams	51	Vice President, Tax	2014
Mr. Waltrip is the founder and Chairman of the Board of SCI. He has provided invaluable leadership to the Company for over 50 years. A licensed funeral director, Mr. Waltrip grew up in his family’s funeral business and assumed management of the firm in the 1950s. He began buying additional funeral homes in the 1960’s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. Mr. Waltrip took the Company public in 1969. The enterprise he began has now grown into a network of more than 2,000 locations. Mr. Waltrip holds a Bachelor of Business Administration degree from the University of Houston.
Mr. Ryan has been Chief Executive Officer of the Company since 2005 and has served as President of SCI since 2002. From 2002 to 2005, Mr. Ryan was Chief Operating Officer of SCI, and from 2000 to 2002 he was Chief Executive Officer of European operations. From the time he joined SCI in 1996 to 2000, Mr. Ryan served in a variety of financial management roles. Before joining SCI, Mr. Ryan was a Certified Public Accountant with Coopers & Lybrand LLP for eight years. He holds a Bachelor of Business Administration degree from the University of Texas at Austin. Mr. Ryan serves as Chairman of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership, the Greater Houston Community Foundation Governing Council and the University of Texas McCombs Business School Advisory Council. Mr. Ryan is a member of the Board of Trust Managers of Weingarten Realty Investors and serves as a director of SCI and Chesapeake Energy.
Mr. Webb has been Chief Operating Officer of SCI since February 2005 and has served as Executive Vice President of SCI since July 2002. He joined the Company in 1991 when it acquired Arlington Corporation, a regional funeral and cemetery consolidator where he served as Chief Financial Officer. In 1993, Mr. Webb joined our corporate development group, which he later led on a global basis before accepting operational responsibility for our Australian and Hispanic businesses. Prior to joining Arlington Corporation, Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group, Inc. He is a graduate of the University of Georgia, where he earned a Bachelor of Business Administration degree.
Mr. Tanzberger was appointed Senior Vice President, Chief Financial Officer in June 2006, and was named Treasurer in July 2007. He joined the Company in August 1996 and held various financial management positions prior to being promoted to Corporate Controller in August 2002. Prior to joining the Company, Mr. Tanzberger was Assistant Corporate Controller at Kirby Marine Transportation Corporation, an inland waterway barge and tanker company. He also served at Coopers & Lybrand L.L.P. Mr. Tanzberger holds a Bachelor of Business Administration degree from the University of Notre Dame. He serves on the Board of Directors of New Orleans Medical Mission Services.

Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. Mr. Sangalis previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a Bachelor of Business Administration degree from Indiana University and a Master of Business Administration degree from the University of Minnesota. He earned his Doctor of Jurisprudence degree from the University of Minnesota Law School where he graduated Cum Laude.
Mr. Mack was appointed Senior Vice President, Operations in February 2014 after having served as Senior Vice President, Middle Market Operations May 2004. Mr. Mack joined the Company in 1973 as a resident funeral director. In 1984, he was appointed District Manager, Southeast Region. He became Vice President, Eastern Region, in 1986, then Regional President in 1992. Mr. Mack was elected to the position of Corporate Vice President in 1998 and, in August 2002, he was appointed Senior Vice President, Eastern Operations, a position he held until May 2004. He graduated from Farmingdale State University of New York.
Mr. Waring, a licensed funeral director, joined the Company in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Markets Operations. He was promoted to Senior Vice President, Operations in 2006. In July 2008, Mr. Waring's responsibilities were expanded to include business development. Mr. Waring holds a Bachelor in Business Administration degree from Stetson University, a degree in mortuary science from Mount Ida College and a Master of Business Administration degree from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of Bank Five, headquartered in Fall River, Massachusetts.
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
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations in March 2010 and was promoted to Senior Vice President, Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May of 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone’s Senior Leadership Team to develop and implement organic growth strategies, as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee and has been actively involved in the funeral home and cemetery profession for three decades. He holds an Associate of Arts degree from John A. Gupton College and has attended executive management and leadership programs at the Harvard Business School, the Owen School of Business at Vanderbilt University, and the Center for Creative Leadership.
Ms. Nash was named Senior Vice President, Operations Services in 2010, responsible for process improvement, the market support center operations and, information technology. Prior to that she was Vice President, Process Improvement and Technology, where she led the redefinition of SCI's field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Co. She holds a Bachelor of Business Administration degree from Texas A&M University.
Mr. Myers was named Senior Vice President, Operations in December 2013 and is responsible for SCI’s Main Street and Canada operations. He joined SCI after the acquisition of Stewart Enterprises in 2013 where he previously served as the Executive Vice President, Operations and Sales since 2007. In early 2006, Mr. Myers joined Stewart as a Senior Vice President and served on the Senior Executive Committee after working as a strategic consultant in 2005. Prior to joining Stewart, Mr. Myers served as the President, CEO and Director of Conrad Industries from 2001 – 2003, a public company serving the marine fabrication and construction industry located in Morgan City, Louisiana. From 1980-2001, he worked for Northrop Grumman Ship Systems (formerly Avondale Shipyards) based in New Orleans, Louisiana, and served in various senior management roles in the accounting group and as the Vice President in charge of the Company’s largest shipbuilding program, the LPD 17 Class. Mr. Myers is a graduate of Nicholls State University in Thibodaux, Louisiana, holding a Bachelor of Business Administration degree. He is a Certified Public Accountant (CPA) and a Project Management Institute (PMI) Project Management Professional (PMP). He also serves on the board of the Delgado Community College Foundation in New Orleans, Louisiana.
Mr. Mixon was appointed Vice President, Information Technology in February 2010. Mr. Mixon joined SCI in 1995 as a Project Manager in the Information Technology Department. He later served as Directeur Informatique for OFG, a former subsidiary company based in Paris, France. He led the Information Technology Department and Outsourcing Management Office as Managing Director before being promoted to his current role. Prior to SCI, Mr. Mixon worked for Andersen Consulting (now Accenture

PLC) and served on active duty in the United States Army achieving the rank of Captain. He holds a Bachelor of Science degree from Washington and Lee University and a Master of Science degree from the University of Southern California.
Mr. Faulk joined SCI in March 2010 as Vice President, Business Development, to oversee the Company's strategic growth, including Mergers and Acquisitions, Real Estate, and Construction. Prior to joining the Company, Mr. Faulk worked for Bain & Company, Inc. where he helped Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a Master of Business Administration degree from the Darden Graduate School of Business at the University of Virginia and a Bachelor of Science degree from the University of Virginia.
Mr. Hayes was appointed Vice President, Ethics and Business Conduct/Assistant General Counsel in November 2007. Mr. Hayes joined the Company in 1991 as corporate counsel. He was named Managing Counsel in 1996 and Assistant General Counsel in 2005. Prior to joining SCI, Mr. Hayes practiced law in Chicago and San Diego, specializing in securities, mergers and acquisitions, and commercial transactions. He received a Bachelor of Science degree with highest honors from DePaul University and earned his Doctor of Jurisprudence from the University of California at Berkeley.
Mr. Heard was appointed Vice President, Sales in August 2012. Mr. Heard began his SCI career as a high school intern at a Company funeral home, where he continued to work while attending the University of Houston. In 1986, he joined our sales force as a Family Service Counselor and was promoted to the role of Sales Manager in 1989. Throughout his years with SCI, Mr. Heard was appointed to numerous leadership roles, including: Area Sales Director; Senior Vice President of Sales, Houston and Gulf Regions; Managing Director of Sales for Middle Markets; Managing Director of North America Sales; and Senior Managing Director, Major Market Sales.
Mr. Lohse was appointed Vice President, Litigation and Risk Management in August 2004. Mr. Lohse joined SCI in 2000 as Managing Director of Litigation to lead the Company in the resolution of major litigation issues, a position he held until August 2004. Before joining SCI, he was managing partner at McDade, Fogler, Maines & Lohse, where he conducted a general civil trial practice. Prior to that, Mr. Lohse practiced tort and commercial litigation at Fulbright & Jaworski. He holds a Bachelor of Business Administration degree from the University of Texas and a Doctor of Jurisprudence from the University of Houston Law Center.
Ms. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President, Corporate Controller and oversees all general accounting, internal and external reporting, customer service and strategic planning and analysis. Prior to joining the Company, Ms. Moore was a Certified Public Accountant with PricewaterhouseCoopers LLP for more than three years. She holds a Bachelor of Business Administration degree from the University of Texas at San Antonio.
Ms. Adams joined the Company in 2014 as Vice President, Tax. Prior to joining SCI, Ms. Adams was a Partner with Ernst & Young LLP in their Business Tax Services practice where she had 20 years of experience on a variety of public and private oil field service, engineering, manufacturing, retail and casino clients. She has extensive experience with Fortune 1000 companies, including in the areas associated with mergers and acquisitions, purchase accounting, research and development tax credits, embedded cost analysis, and IRS audits, appeals and mediation. Ms. Adams is a Certified Public Accountant and a member of the AICPA. She received both her Bachelor of Business Administration and Masters of Tax Accounting from the University of Alabama.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2014, there were 4,994 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2014, we had 204,876,542 shares outstanding, net of 591,561 treasury shares.
In 2014 and 2013 we paid quarterly cash dividends totaling $71.5 million and $57.2 million, respectively. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2014		2013
	High	Low	High	Low
First quarter	$19.88	$16.82	$16.73	$14.17
Second quarter	$20.80	$18.66	$18.44	$15.50
Third quarter	$22.34	$19.96	$19.23	$17.91
Fourth quarter	$23.22	$20.30	$19.24	$17.17
Options in our common stock are primarily traded on the Philadelphia Stock Exchange and the Chicago Board Options Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. This graph assumes the total return on $100 invested on December 31, 2009, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Rock of Ages Corporation was included in the Peer Group until January 19, 2011 when it was acquired by Swenson Granite, LLC. Stewart Enterprises, Inc. was included in the Peer Group until December 31, 2013 when it was acquired by us. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending

For equity compensation plan information, see Part III of this Form 10-K.
On December 31, 2014, we issued 1,165 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to four non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $1.8 billion of common stock at an average cost per share of $10.43. Under our share repurchase program, during the year ended December 31, 2014 we repurchased 11,424,446 shares at an aggregate cost of $241.7 million, which is an average cost per share of $21.13. During the year ended December 31, 2013, there were no shares repurchased under our share repurchase program. In November 2014, our Board of Directors approved an increase in our share repurchase program authorizing the investment of up to an additional $290.0 million to repurchase our common stock, bringing total authorization up to $300.0 million. The remaining dollar value of shares to be purchased under the share repurchase program was $238.8 million at December 31, 2014. As discussed in Item 1A, our credit agreement contains covenants that may restrict our ability to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2014 — October 31, 2014	1,793,875	$21.08	1,793,875	23,176,590
November 1, 2014 — November 30, 2014	1,736,361	$22.02	1,736,361	275,201,637
December 1, 2014 — December 31, 2014	1,613,561	$22.56	1,613,561	238,761,296
	5,143,797		5,143,797

Subsequent to December 31, 2014, we repurchased 1,974,053 shares for $45.1 million at an average cost per share of $22.84.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2010 through December 31, 2014.

Selected Consolidated Financial Information

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenues	$2,994.0	$2,550.5	$2,404.4	$2,309.5	$2,184.0
Net income	178.8	152.6	155.4	147.3	129.7
Net income attributable to noncontrolling interests	(6.3)	(5.3)	(1.6)	(1.3)	(0.6)
Net income attributable to common stockholders	172.5	147.3	153.8	146.0	129.1
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	0.84	0.72	0.72	0.63	0.52
Diluted	0.82	0.70	0.71	0.62	0.51
Net income attributable to common stockholders
Basic	0.82	0.70	0.71	0.62	0.52
Diluted	0.81	0.68	0.70	0.62	0.52
Cash dividends declared per share	0.34	0.27	0.23	0.20	0.16
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$11,923.6	$12,833.6	$9,588.5	$9,233.1	$9,099.6
Long-term debt (less current maturities), including capital leases	$2,963.8	$3,125.5	$1,916.6	$1,861.1	$1,832.4
Equity	$1,377.4	$1,480.2	$1,415.2	$1,463.3	$1,529.9
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$317.4	$384.7	$369.2	$388.1	$354.4

See Note 2 of Part II, Item 8. Financial Statements and Supplementary Data for details related to the revision impacts on the financial statements as of December 31, 2013 and for each of the two years in the period ended December 31, 2013. The impacts on the selected financial data as a result of our discontinued German operations and certain deferred tax adjustments as of December 31, 2012, 2011 and 2010, and for each of the two years in the period ended December 31, 2011 are as follows:

	Years Ended December 31,
	2011		2010
	As previously reported	As revised	As previously reported	As revised
	(Dollars in millions, except per share amounts)
Net income	146.2	147.3	127.0	129.7
Net income attributable to common stockholders	144.9	146.0	126.4	129.1
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	0.62	0.63	0.51	0.52
Diluted	0.62	0.62	0.50	0.51
Net income attributable to common stockholders
Basic	0.62	0.62	0.51	0.52
Diluted	0.61	0.62	0.50	0.52

	Years Ended December 31,
	2012		2011		2010
	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised
	(Dollars in millions)
Total assets	$9,683.6	$9,588.5	$9,327.8	$9,233.1	$9,190.5	$9,190.5
Equity	$1,362.8	$1,415.2	$1,412.2	$1,463.3	$1,479.9	$1,479.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequalled in geographic scale and reach. At December 31, 2014, we operated 1,559 funeral service locations and 466 cemeteries (including 258 combination locations) in North America, which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.3 billion backlog of future revenues from both trust and insurance-funded sales at December 31, 2014, which is the result of preneed funeral and cemetery sales. Preneed arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is fully developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary merchandise and services and cremation memorialization cemetery property; controlling salary, merchandise costs, and other expense categories; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of burial and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a burial service. To further enhance revenue opportunities we are developing memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $317.4 million in 2014. In addition, as of December 31, 2014, we have $233.4 million in excess borrowing capacity under our bank credit facility. As of December 31, 2014, we have $90.9 million in current maturities of long-term debt, which primarily consists of the current amounts due on the Term Loan and capital leases.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2014, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2014 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.69
Interest coverage ratio	3.00 (Min)	4.66

We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $177.3 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations.
It is our intention to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:

Invest in acquisitions and new builds. We intend to make acquisitions of funeral homes and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral home facilities We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.

Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.09 per common share in 2014. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. Under our share repurchase program, during the year ended December 31, 2014, we repurchased 11,424,446 shares of common stock at an aggregate cost of $241.7 million, which is an average cost per share of $21.15. On November 11, 2014, the Board of Directors increased the authorized level of repurchases of its common stock by approximately $290.0 million. After the repurchases and the increase, the remaining dollar value of shares authorized to be purchased under our share repurchase program was $238.8 million at December 31, 2014. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our repurchase program in the future.
Repurchase debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile. During 2014, we paid $230.0 million to reduce the outstanding balance on our term loan. Of this amount, our credit agreement required $200.0 million from the proceeds of the Federal Trade Commission (FTC) mandated divestitures under our consent order related to the Stewart acquisition.
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
Operating Activities
Net cash provided by operating activities was $317.4 million, $384.7 million, and $369.2 million for the years ended December 31, 2014, 2013, and 2012 respectively. Included in 2014 are acquisition and transition costs of $61.7 million (primarily related to the acquisition of Stewart), a $24.8 million premium paid on early extinguishment of debt, $63.8 million of tax payments related to divestitures, $30.1 million in excess tax benefits from share-based awards, and $10.8 million in legal defense and other costs. Included in 2013 are $45.4 million of acquisition and transition costs (primarily related to Stewart) and $10.1 million of legal defense and other costs. Included in 2012 are $6.6 million in tax payments related to settlement of an IRS audit and $4.7 of system transition and other costs.
Excluding the above items, cash flow from operations increased $68.4 million for 2014 versus 2013 and $59.7 million for 2013 versus 2012. The 2014 increase was driven by the increase in the company's size due to the Stewart acquisition and comprises:
•a $423.2 million increase in cash receipts from customers primarily due to preneed cash receipts from higher preneed sales and an increase in consolidated atneed revenue and
•a $11.7 million increase in General Agency (GA) receipts due to an increase in preneed insurance production; partially offset by
•a $130.7 million increase in vendor and other payments,
•a $169.0 million increase in payroll,
•a $50.3 million increase in interest payments, and
•a $16.5 million increase in tax payments.
The 2013 increase was driven by:

•	a $132.9 million increase in cash receipts from customers resulting from increased revenues primarily from acquisitions and improved collection rates at existing locations,

•	a $47.4 million increase in net trust fund withdrawals, and

•	a $9.3 million increase in General Agency (GA) receipts due to an increase in insurance production; partially offset by

•	a $71.8 million increase in vendor and other payments,

•	a $47.7 million increase in payroll, and

•	a $10.4 million increase in cash tax payments.
Investing Activities
Cash flows from investing activities provided $257.3 million in 2014 compared to using $1,156.8 million and $175.0 million in 2013 and 2012, respectively. The change in both periods is primarily related to $1.1 billion (net of cash acquired) capital deployed in 2013 for the strategic acquisition of Stewart Enterprises. Additionally, proceeds from divestitures increased $411.2 million in 2014 over 2013 primarily from the required sale of locations under our consent decree with the Federal Trade Commission. Proceeds from divestitures were $3.2 million higher in 2013 than in 2012.
Capital expenditures grew $31.6 million in 2014 compared to 2013 after having decreased slightly in 2013 from 2012. The 2014 increase primarily stems from the increase in the size of the company following the Stewart acquisition.
Financing Activities
Financing activities used $538.0 million in 2014 compared to providing $825.1 million in 2013 and using $231.5 million in 2012.
During 2014 we repaid $278.2 million of our debt, net of issuances. Outside of payments made when due under the terms of the debt instruments, our major activity in 2014 was to refinance portions of our debt, taking advantage of the historically low interest rates in 2014. In 2013 we borrowed $902.1 million, net of repayments, primarily to fund the acquisition of Stewart. In 2012 we repaid $5.5 million of our debt, net of issuances as we refinanced and extended the average maturity date.
We spent $242.9 million, $1.7 million, and $186.8 million on share repurchases in 2014, 2013, and 2012, respectively. The repurchase activity in 2013 is significantly lower than the other years as we reduced our activity to save cash for the acquisition of Stewart.
Our dividend rate has steadily increased since 2005. We have paid $71.5 million, $57.2 million, and $60.3 million of dividends in 2014, 2013, and 2012, respectively. We changed the timing of our dividend payments in 2012 and, consequently, paid five dividends during that year.
Proceeds from stock option exercises increased $26.1 million in 2014 compared to 2013 after decreasing $12.1 million in 2013 compared to 2012.
We acquired the remaining 10% of Neptune in 2014 for $15.0 million after acquiring 20% in 2013 for $23.3 million.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2014.

	Payments Due by Period
Contractual Obligations	2015	2016-2017	2018-2019	Thereafter	Total
		(Dollars in millions)
Debt maturities, net of discounts (including capital leases)(1)	$90.9	$538.9	$867.3	$1,557.6	$3,054.7
Interest obligation on long-term debt(2)	154.4	273.1	211.1	324.1	962.7
Operating lease agreements(3)	14.0	22.4	16.0	62.5	114.9
Employment and management, consulting, and non-competition agreements(4)	7.2	9.5	7.2	5.1	29.0
Pension obligation(5)	3.9	7.2	6.5	11.8	29.4
Total contractual obligations	$270.4	$851.1	$1,108.1	$1,961.1	$4,190.7
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

(2)
Approximately 75% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(3)
The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the leases, or (iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral and cemetery operating and maintenance equipment. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

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
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2014.

	Expiration by Period
Commercial and Contingent Obligations	2015	2016-2017	2018-2019	Thereafter	Total
		(Dollars in millions)
Surety obligations(1)	$184.7	$—	$—	$—	$184.7
Long-term obligations related to uncertain tax positions(2)	145.4	42.1	0.3	51.5	239.3
Letters of credit(3)	32.2	—	—	—	32.2
Total commercial and contingent obligations	$362.3	$42.1	$0.3	$51.5	$456.2
_________________________________

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $239.3 million as of December 31, 2014. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2014, the 31.6 million of our letters of credit were supported by our Bank credit facility, which expires in July 2018, and $0.6 million of our letters of credit are outside of our credit facility.

Not included in the above table are potential funding obligations related to our funeral and cemetery merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2014, we had unrealized losses of $14.6 million in the various trusts within these states.

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

	December 31, 2014	December 31, 2013
	(Dollars in millions)
Preneed funeral	$121.1	$120.3
Preneed cemetery:
Merchandise and services	138.1	131.3
Pre-construction	4.6	2.9
Bonds supporting preneed funeral and cemetery obligations	263.8	254.5
Bonds supporting preneed business permits	4.4	2.8
Other bonds	18.0	17.9
Total surety bonds outstanding	$286.2	$275.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $263.8 million in bonds supporting preneed funeral and cemetery obligations differs from the $184.7 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2014, 2013, and 2012, we had $19.6 million, $18.5 million, and $18.4 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies.
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
Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future for the prices that were guaranteed at the time of sale. Our preneed funeral and cemetery trust assets are consolidated and recorded in our consolidated balance sheet at fair value. Investment earnings on trust assets are generally accumulated in the trust and distributed as the revenue associated with the preneed funeral or cemetery contract is recognized or canceled by the customer. In certain states and provinces, the trusts are allowed to distribute a portion of the investment earnings to us prior to that date.
If a preneed funeral or cemetery contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenues in our consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2014. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our funeral and cemetery merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed funeral and cemetery contracts in our consolidated balance sheet of $125.0 million and $149.3 million as of December 31, 2014 and 2013, respectively.
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

The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$230.5	$180.3
Sales production (number of contracts)	84,136	65,982
Maturities	$218.6	$189.3
Maturities (number of contracts)	61,734	53,562
Cemetery:
Sales production:
Preneed	$687.5	$559.6
Atneed	307.2	241.0
Total sales production	$994.7	$800.6
Sales production deferred to backlog:
Preneed	$299.8	$215.7
Atneed	232.0	180.6
Total sales production deferred to backlog	$531.8	$396.3
Revenue recognized from backlog:
Preneed	$234.7	$184.3
Atneed	230.5	178.7
Total revenue recognized from backlog	$465.2	$363.0

Insurance-funded Preneed Funeral Contracts: Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. Approximately 72% and 76% of our preneed funeral production relates to insurance-funded preneed funeral contracts in 2014 and 2013, respectively.
The third-party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include a death benefit escalation provision, general agency commissions received at the time of sale, and have lower ongoing administrative costs; all of which are expected to mitigate the inflationary costs of providing the preneed funeral merchandise and services in the future at the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need.

The table below details the results of insurance-funded preneed funeral production and maturities for the years ended December 31, 2014 and 2013, and the number of contracts associated with those transactions.

	Years Ended December 31,
	2014	2013
	(Dollars in millions)
Preneed funeral insurance-funded:
Sales production(1)	$591.7	$570.1
Sales production (number of contracts)(1)	93,096	98,146
General agency revenue	$123.0	$106.5
Maturities	$353.5	$332.9
Maturities (number of contracts)	60,542	58,035
_________________________________

(1)	Amounts are not included in our consolidated balance sheet.
Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at December 31, 2014 and 2013. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our consolidated balance sheet) at December 31, 2014 and 2013. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.
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

	December 31, 2014		December 31, 2013
	Fair Value	Cost	Fair Value	Cost
	(Dollars in billions)
Deferred preneed funeral revenues	$0.54	$0.54	$0.55	$0.55
Deferred preneed funeral receipts held in trust	1.63	1.63	1.66	1.59
	2.17	2.17	2.21	2.14
Allowance for cancellation on trust investments	(0.17)	(0.17)	(0.19)	(0.19)
Backlog of trust-funded preneed funeral revenues	2.00	2.00	2.02	1.95
Backlog of insurance-funded preneed funeral revenues	4.82	4.82	4.75	4.75
Total backlog of preneed funeral revenues	$6.82	$6.82	$6.77	$6.70

Preneed funeral receivables and trust investments	$1.84	$1.85	$1.87	$1.79
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.18)	(0.18)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	1.68	1.69	1.69	1.61
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	4.82	4.82	4.75	4.75
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.50	$6.51	$6.44	$6.36

Deferred preneed cemetery revenues	$1.06	$1.06	$1.02	$1.02
Deferred preneed cemetery receipts held in trust	1.52	1.53	1.58	1.41
	2.58	2.59	2.60	2.43
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.18)	(0.18)
Total backlog of deferred cemetery revenues	$2.47	$2.48	$2.42	$2.25

Preneed cemetery receivables and trust investments	$2.31	$2.32	$2.29	$2.12
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.19)	(0.19)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.18	$2.19	$2.10	$1.93
The fair value of our funeral and cemetery trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. For more information on how market values are estimated, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data. The difference between the backlog and asset amounts represents the contracts for which we have posted surety bonds as financial assurance in lieu of trusting, the amounts collected from customers that were not required to be deposited into trust, and allowable cash distributions from trust assets. The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts.
Trust Investments
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future for the prices that were guaranteed at the time of sale.
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

Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and services trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets and (2) preserving capital within acceptable levels of volatility and risk. Preneed funeral and cemetery contracts generally take years to mature; therefore, the funds associated with these contracts are often invested for several market cycles. The cemetery perpetual care trusts' investment objectives emphasize providing a steady stream of investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset classes, investment styles, asset classes, and a diverse mix of investment managers.

During the fourth quarter of 2014 we implemented a change to the legal structure of our trust assets. As part of the change in legal structure, three managed limited liability companies (LLCs), one for each trust type, were established, each with a different, independent trustee acting as a custodian. All US trust assets that were invested in common trust funds and a majority of the trust assets that were invested in institutional mutual funds were liquidated and reinvested in such LLCs. Each financial institution, acting as trustee, manages its allocation of trust assets and compliance with the investment policy through the purchase of these LLCs’ units. For those accounts not eligible for participation in the LLCs or in the event a particular state’s regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy statement or with such state restrictions. This new legal structure will mitigate certain risks associated with managing our trust assets, as well as provide additional investment and operational efficiencies. Additionally, due to cash distributions to us from the perpetual care trust funds as a result of realizing net capital gains created by the new SCI trust structure, we recognized approximately $15.0 million of perpetual care trust income in the fourth quarter of 2014.

The U.S. trusts also include a modest allocation to alternative investments, which comprise primarily private equity investments. These investments are also structured as limited liability companies and are managed by certain trustees. The trusts that are eligible to invest in alternative investments do so by purchasing units of these alternative investments LLCs.
Fixed Income Securities
Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The trusts have direct investments primarily in government and corporate fixed income securities.
Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2014, the largest single equity position represented less than 1% of the total equity securities portfolio.
Mutual Funds
The trust funds employ institutional mutual funds where operationally or economically efficient. Institutional mutual funds are utilized to invest in various asset classes including US equities, non-US equities, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, and commodities. The mutual funds are governed by guidelines outlined in their individual prospectuses.
Private Equity
The objective of these investments is to provide high rates of return with controlled volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. Private equity exposure is typically accessed through alternative investments LLCs established by certain preferred trustees. These LLCs invest in numerous limited partnerships, including private equity, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective LLCs work closely with the investment advisor in making all current investment decisions.
Trust Investment Performance
The trust fund income recognized over a period of years from these investment assets can be volatile. During the year ended December 31, 2014, the Standard and Poor’s 500 Index increased 13.7% and the Barclay’s Aggregate Index increased 6.0%, while the combined SCI trust assets increased 4.1%.

SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Years Ended December 31, 2014, 2013, and 2012
Results of operations for the years ended December 31, 2013 and 2012 have been revised as described in Note 2 of Part II, Item 8. Financial Statements and Supplementary Data. In addition, the results of operations have been recast to reflect discontinued operations related to our former operations in Germany.
Management Summary
Key developments in 2014 were as follows:

•	Funeral gross profit increased $54.1 million, or 15.5%, primarily due to the contribution of our legacy Stewart funeral homes.

•
Cemetery gross profit increased $72.7 million, or 36.4%, due to an increase in trust fund income, preneed property construction and sales production, and the contribution of our legacy Stewart cemeteries.

Results of Operations — Years Ended December 31, 2014, 2013, and 2012
In 2014, we reported consolidated net income attributable to common stockholders of $172.5 million ($0.81 per diluted share) compared to net income attributable to common stockholders in 2013 of $147.3 million ($0.68 per diluted share) and net income attributable to common stockholders in 2012 of $153.8 million ($0.70 per diluted share). These results were impacted by certain significant items that impacted earnings, including:

	2014	2013	2012
	(Dollars in thousands)
Net after-tax losses from the sale of assets	$(3,196)	$(4,505)	$(1,309)
Net after-tax (losses) gains from the early extinguishment of debt, net	$(17,997)	$296	(14,366)
Net after-tax expenses related to system and process transition costs	$(5,671)	$(5,331)	$(5,905)
Net after-tax expenses related to the Stewart acquisition and transition costs	$(27,205)	$(33,229)	$—
Net after-tax expenses related to legal defense fees and labor matters	$(7,421)	$(7,384)	$—
Change in certain tax reserves and other	$(3,152)	(1,369)	$679
Consolidated Versus Comparable Results — Years Ended December 31, 2014, 2013, and 2012
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the years ended December 31, 2014, 2013, and 2012. We define comparable operations (or same store operations) as those funeral and cemetery locations owned by us for the entire period beginning January 1, 2013 and ending December 31, 2014. The following tables present operating results for funeral and cemetery locations that were owned by us for these years.

2014	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
Revenue
Funeral revenue	$1,920.5	$230.8	$53.9	$1,635.8
Cemetery revenue	1,073.5	151.6	34.4	887.5
Total revenue	$2,994.0	$382.4	$88.3	$2,523.3

Gross profits
Funeral gross profits	$403.9	$57.4	$15.1	$331.4
Cemetery gross profits	271.9	32.0	5.6	234.3
Total gross profits	$675.8	$89.4	$20.7	$565.7

2013	Consolidated	Less: Activity Associated with Acquisition/New Construction	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
Revenue
Funeral revenue	$1,698.5	$9.8	$53.6	$1,635.1
Cemetery revenue	852.0	4.1	26.1	821.8
Total revenue	2,550.5	13.9	79.7	2,456.9

Gross profits
Funeral gross profits	$349.8	$1.8	$13.5	$334.5
Cemetery gross profits (losses)	199.2	(0.2)	5.0	194.4
Total gross profits	$549.0	$1.6	$18.5	$528.9

2012	Consolidated	Less: Activity Associated with Divestitures	Comparable
	(Dollars in millions)
Revenue
Funeral revenue	$1,619.7	$57.5	$1,562.2
Cemetery revenue	784.7	25.7	759.0
Total revenue	$2,404.4	$83.2	$2,321.2

Gross profits
Funeral gross profits	$347.4	$12.5	$334.9
Cemetery gross profits	175.4	3.5	171.9
Total gross profits	$522.8	$16.0	$506.8
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the years ended December 31, 2014, 2013, and 2012. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues, and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of funeral services performed during the period. Recognized preneed revenues are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection insurance, and are excluded from our calculation of consolidated average revenue per funeral service because the associated funeral service has not yet been performed.

	2014	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Consolidated funeral revenue	$1,920.5	$1,698.5	$1,619.7
Less: Consolidated recognized preneed revenue	85.6	75.6	55.8
Less: Consolidated GA revenue	123.0	106.5	94.0
Less: Other revenue	13.1	18.0	8.1
Adjusted consolidated funeral revenue	$1,698.8	$1,498.4	$1,461.8
Consolidated funeral services performed	325,641	286,851	283,516
Consolidated average revenue per funeral service	$5,217	$5,224	$5,156
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the years ended December 31, 2014, 2013, and 2012. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding General Agency (GA) revenues, recognized preneed revenues, and other revenues to avoid distorting our averages of normal funeral services revenue, by the comparable number of funeral services performed during the period. Recognized preneed revenues are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection insurance, and are excluded from our calculation of comparable average revenue per funeral services because the associated funeral service has not yet been performed.

	2014	2013	2012
	(Dollars in millions, except average revenue per funeral service)
Comparable funeral revenue	$1,635.8	$1,635.1	$1,562.2
Less: Comparable recognized preneed revenue	82.0	73.8	54.5
Less: Comparable GA revenue	106.1	104.0	92.0
Less: Other revenue	10.5	9.9	7.5
Adjusted comparable funeral revenue	$1,437.2	$1,447.4	$1,408.2
Comparable funeral services performed	271,255	276,260	271,998
Comparable average revenue per funeral service	$5,298	$5,239	$5,177

Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations increased $222.0 million to $1,920.5 million for the year ended December 31, 2014 from $1,698.5 million for the same period in 2013. This increase is primarily attributable to the additional revenues contributed by our legacy Stewart funeral homes.
Comparable revenues from funeral operations were $1,635.8 million for the year ended December 31, 2014 compared to $1,635.1 million for the same period in 2013. This increase was primarily due to the 1.1% increase in average revenue per funeral service as described below, an increase in recognized preneed revenues of $8.2 million, and a $2.1 million increase in GA revenues. These increases were partially offset by the 1.8% decrease in the number of comparable funeral services performed as described below.
Consolidated revenues from funeral operations increased $78.8 million in 2013 compared to the same period in 2012. This increase is primarily due to the increase in comparable revenues described below and $9.8 million of additional revenues as the result of acquisitions in 2013, partially offset by a decline of $3.9 million in revenues contributed by assets that were divested throughout 2013 and 2012. Our comparable funeral revenues increased $72.9 million, or 4.7%, in 2013 compared to the same period in 2012 primarily due to the 1.2% increase in average revenue per funeral service coupled with a 1.6% increase in the number of comparable funeral services performed as well as an increase in recognized preneed revenues of $19.3 million and higher GA revenues of $12.0 million.
Funeral Services Performed

Our consolidated funeral services performed increased 13.5% during the year ended December 31, 2014 compared to the same period in 2013, primarily from services performed by our legacy Stewart funeral homes, partially offset by a 1.8% decline in comparable funeral services performed. We believe the comparable decrease is consistent with trends experienced by other funeral service providers and industry vendors compared to the year ended December 31, 2013 and is largely a result of a strong flu season in 2013 not recurring in 2014. Our comparable cremation rate of 51.6% in 2014 increased from 50.1% and 48.2% in 2013 and 2012, respectively. This growth in comparable cremations was generated mostly by cremations for nontraditional funeral customers. While the average revenue for cremations with service is lower than that for burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average sales for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service was relatively flat in 2014 compared to 2013, primarily due to the increase in the number of cremations coupled with a lower average on our Canadian locations due to a decline in foreign currency exchange rates. Our comparable average revenue per funeral increased $59, or 1.1%, in 2014 compared to the same period in 2013. Excluding an unfavorable Canadian currency impact and higher funeral trust fund income, the comparable average revenue per funeral service experienced 1.5% growth despite the increase in cremation rates. The increase is primarily from expanded new merchandise and service offerings including themed events, unique reception services, customized flower placements, and personalized memorialization in our cemeteries. Additionally, we have introduced enhanced flexibility in our Dignity packages which makes it easier for customers to customize their choices.
Funeral Gross Profit
Consolidated funeral gross profits increased $54.1 million in 2014 compared to the same period in 2013. This increase is primarily attributable to contributions from our legacy Stewart funeral homes, partially offset by the decrease in comparable funeral gross profits described below.

Comparable funeral gross profits decreased $3.1 million, or 0.9%, and the comparable gross margin percentage decreased from 20.5% to 20.3% when compared to the same period in 2013 primarily as a result of a $6.6 million increase in comparable selling costs as a result of planned advertising and media spend and commissions paid for increased preneed production, offset by the increase in comparable revenue described above and a decline in direct costs of service performed, consistent with the decrease in funeral services performed.

Consolidated funeral gross profits increased $2.4 million, or 0.7%, in 2013 as compared to 2012 primarily attributable to $1.8 million of additional profits related to acquisitions that occurred in 2013.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $221.5 million, or 26.0%, in 2014 compared to 2013 primarily as a result of the increase in comparable revenues described below and additional revenues contributed by our legacy Stewart cemeteries, and an increase of $8.3 million in revenues contributed by assets that were divested throughout 2014 and 2013. Comparable cemetery revenues increased $65.7 million, or 8.0%, in 2014 when compared with 2013 primarily as a result of an increase in preneed sales production of developed land and completed cemetery property and recognized trust fund income. Of this increase, $15.0 million of recognized trust fund income was due to cash distributions to us from the perpetual care trust funds as a result of realizing net capital gains created by the new SCI trust structure.
Consolidated revenues from our cemetery operations increased $67.3 million, or 8.6%, in 2013 compared to 2012 primarily as a result of the increase in comparable revenues described below and $4.1 million as the result of acquisitions in 2013. Comparable cemetery revenues increased $62.8 million, or 8.3%, in 2013 when compared with 2012. This increase was primarily driven by a $47.8 million increase in recognized preneed property revenues as a result of 2013 sales initiatives and a $10.4 million increase in trust fund income as the result of improved conditions in the equity and debt markets in 2013 compared to 2012.
Cemetery Gross Profits
Consolidated cemetery gross profit increased $72.7 million, or 36.5%, in 2014 compared to 2013. This increase is the result of the contributions from our legacy Stewart cemeteries and the increase in comparable gross profits. Comparable cemetery gross profits increased $39.9 million, or 20.5%, and our comparable gross margin percentage increased from 23.7% to 26.4% in 2014 compared to the same period in 2013. This increase is primarily the result of higher revenues described above, partially offset by

•	a $12.8 million increase in comparable selling costs as a result of planned advertising and media spend and commissions paid for increased preneed production;

•	a $4.6 million increase in direct property and merchandise costs driven by higher revenues described above;

•	a $3.3 million increase in utility and maintenance expenses; and

•	a $3.1 million increase in salaries and other employee-related costs.
Consolidated cemetery gross profit increased $23.8 million, or 13.6%, in 2013 compared to 2012. This increase is the result of the increase in comparable gross profits of $22.5 million, or 13.1%. Our comparable gross margin percentage increased from 22.6% to 23.7% in 2013 compared to the same period in 2012. This increase is primarily the result of the increase in comparable revenues described above, partially offset by;

•	a $16.7 million increase in comparable selling costs primarily resulting from increased commissions for preneed production;

•	a $8.6 million increase in general and administrative expenses including employee related costs and other professional fees;

•	a $7.4 million increase in overhead expenses including investments in our sales support infrastructure and expenses related to legal defense fees and labor matters; and

•	a $4.9 million increase in direct property and merchandise costs driven by higher revenues described above.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $184.9 million in 2014 compared to $155.1 million in 2013 and $121.9 million in 2012. The 2014 amounts included $45.5 million in acquisition and transition costs primarily related to Stewart, $12.3 million in legal settlements and defense fees related to the settlement of the Eden matter and $9.5 million in system and process transition costs. The 2013 amounts included $36.1 million in acquisition and transition costs primarily related to Stewart, $8.2 million in system and process transition costs and $5.3 million in legal defense fees. The 2012 amounts included $9.1 million in system and process transition costs. Excluding these costs, general and administrative expenses increased $12.1 million in 2014 compared to 2013 which reflects the overhead cost of the new combined entity, after declining $7.3 million in 2013 compared to 2012 due to lower compensation expenses.
Gains (losses) on Divestitures and Impairment Charges, Net
In 2014, we recognized a $116.6 million net pre-tax gain on asset divestitures and impairments primarily as the result of the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States as a result of the Stewart acquisition.
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
Interest Expense
Interest expense increased $35.2 million to $177.6 million in 2014 compared to $142.4 million in 2013. The increase in interest expense is primarily due to incremental debt associated with the Stewart acquisition.
Interest expense increased $7.3 million to $142.4 million in 2013 compared to $135.1 million in 2012. The increase in interest expense is primarily due to the issuance of our 5.375% Senior Notes due January 2022.
(Losses) Gains on Early Extinguishment of Debt, Net
During 2014, we recognized a $29.2 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
During 2013, we paid an aggregate of $31.8 million to retire $26.4 million in capital lease obligations, our remaining $4.8 million 7.875% Debenture due February 2013, and to extinguish $0.6 million in other debt. Certain of the above transactions resulted in the recognition of a gain of $0.5 million recorded in Gains on early extinguishment of debt, net in our consolidated statement of operations.
During 2012, we redeemed our 7.375% Senior Notes due October 2014 with an aggregate principal amount of $180.7 million. This transaction resulted in the recognition of a loss of $22.7 million recorded in Losses on early extinguishment of debt, net in our consolidated statement of operations, which represents the write-off of unamortized deferred loan costs of $1.3 million and a make-whole provision of $21.4 million paid in cash upon retiring the debt. This refinancing allowed the company to replace 7.375% debt due in 2014 with 4.5% debt due in 2020.
Provision for Income Taxes
The 2014 consolidated effective tax rate was 56.1%, compared to 37.9% and 36.7% in 2013 and 2012, respectively. The 2014 effective tax rate increased 18.2% over prior year primarily due to non-deductible goodwill resulting from gains on required divestitures associated with the Stewart acquisition and the increase in the unrecognized tax benefits coupled with higher state tax expenses which are partially offset by state legislative changes and foreign earnings taxed at lower rates.
During 2012, we reached a partial settlement with the Internal Revenue Service ("IRS") in connection with its audit of our affiliate's, SCI Funeral and Cemetery Purchasing Cooperative (the COOP), 2003 - 2005 federal income tax returns. In connection with this settlement we reduced our 2012 tax expense by $3.1 million for adjustments to our "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The lower effective tax rate for the year ended December 31, 2012 includes the benefit associated with the closure of that tax audit.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 214.2 million in 2014, compared to 216.0 million in 2013, and 219.1 million in 2012. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program and a very minimal amount of shares forfeited by RSA participants for tax payments.

Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for more information. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, valuation of goodwill, valuation of intangible assets, fair value measurements, loss contract analysis, and the use of estimates.
Revenue Recognition
Funeral revenue is recognized when funeral merchandise is delivered or funeral services are performed. Merchandise delivery and service performance generally take place after the time of need. Delivery of some preneed items, primarily certain memorial merchandise and travel protection insurance, are delivered prior to the time of need. We refer to these items as recognized preneed revenue. Our trade receivables primarily consist of amounts due for funeral services already performed.
Revenue associated with cemetery merchandise and services is recognized when merchandise is delivered or the service is performed. For non-personalized merchandise (such as vaults) and services, we defer the revenues until the merchandise is delivered and the services are performed, generally after the time of need. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Pursuant to state or provincial law, all or a portion of the proceeds from funeral and cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed.
Valuation of Goodwill

We record the excess of purchase price over the fair value of identifiable net assets acquired in business combinations as goodwill. Goodwill is tested annually during the fourth quarter, for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization). The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used a 7.0% discount rate, growth rates ranging from 1.9% to 6.3% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2014 or 2013.
Valuation of Intangible Assets
Our intangible assets include customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Our trademark and tradenames and certain other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 7.2% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2014 or 2013.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures for all of our available-for-sale securities, see Notes 4, 5, and 6 in Part II, Item 8. Financial Statements and Supplementary Data.
Loss Contract Analysis
We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2014, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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
Valuation of trust investments — The trust investments include marketable securities that are classified as available-for-sale. When available, we use quoted market prices for specific securities. When quoted market prices are not available for the specific security, fair values are estimated by using either quoted market prices for securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment terms, rating, and tax exempt status.
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
Valuation of assets acquired and liabilities assumed — Tangible and intangible assets and liabilities assumed are recorded at their fair value and goodwill is recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the measurement period, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.
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
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authority in Canada is auditing various tax returns. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate the COOP, SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdiction for years 2010 through 2012. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the balance sheet within Other liabilities.
Pension cost — Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 3.69% and 2.90% as of December 31, 2014 and 2013, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
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
As of December 31, 2014, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2014 were approximately $477.2 million over 23.7 years. The selected fully developed ultimate settlement value estimated was $531.3 million for the same period. Paid losses were $457.3 million indicating a reserve requirement of $74.0 million.
At December 31, 2014 and 2013, the balances in our reserve for workers’ compensation, general, and auto liability and the related activity were as follows:

(Dollars in millions)
Balance at December 31, 2012	$57.5
Additions	26.2
Payments	(27.2)
Acquisition	$21.5
Balance at December 31, 2013	$78.0
Additions	29.5
Payments	(33.5)
Balance at December 31, 2014	$74.0

Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions includes the price risk associated with the marketable equity and debt securities included in our portfolio of trust investments, the interest rate risk associated with our floating rate debt, and the currency risk associated with our Canadian operations. Our market-sensitive instruments and positions are considered to be “other-than-trading”. Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that might occur, assuming hypothetical changes in equity markets, interest rates, and currencies. Our views on market risk are not necessarily indicative of actual results that may occur, and they do not represent the maximum possible gains or losses that may occur. Actual fair value movements related to changes in equity markets, interest rates and currencies, along with the timing of such movements, may differ from those estimated.
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of December 31, 2014 are presented in Notes 4, 5, and 6 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2014 and 2013, approximately 75% and 76%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 5.21% and 5.25%, respectively. The fair value of our debt was $134.2 million more than its carrying value at December 31, 2014. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $1.6 million. See Note 10 and 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2014 and 2013, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $3.9 million for the year ended December 31, 2014 and $4.6 million for the year ended December 31, 2013.
At December 31, 2014, approximately 5% of our stockholders’ equity and debt and 8% of our operating income was denominated in the Canadian dollar. Approximately 3% of our stockholders’ equity and debt and 15% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2013. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the failure to design and implement internal controls which address the completion and review of the tax basis balance sheet existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 13, 2015

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$2,994,012	$2,550,466	$2,404,430
Costs and expenses	(2,318,199)	(2,001,419)	(1,881,658)
Gross profits	675,813	549,047	522,772
General and administrative expenses	(184,877)	(155,128)	(121,891)
Gains (losses) on divestitures and impairment charges, net	116,613	(6,263)	(1,511)
Operating income	607,549	387,656	399,370
Interest expense	(177,571)	(142,360)	(135,068)
(Losses) gains on early extinguishment of debt, net	(29,158)	468	(22,706)
Other income (expense), net	1,780	(558)	3,687
Income from continuing operations before income taxes	402,600	245,206	245,283
Provision for income taxes	(225,980)	(93,024)	(90,111)
Income from continuing operations	176,620	152,182	155,172
Net income from discontinued operations, net of tax	2,186	406	262
Net income	178,806	152,588	155,434
Net income attributable to noncontrolling interests	(6,337)	(5,256)	(1,589)
Net income attributable to common stockholders	$172,469	$147,332	$153,845
Basic earnings per share:
Net income attributable to common stockholders	$0.82	$0.70	$0.71
Basic weighted average number of shares	210,741	211,811	215,712
Diluted earnings per share:
Net income attributable to common stockholders	$0.81	$0.68	$0.70
Diluted weighted average number of shares	214,200	216,014	219,066
Dividends declared per share	$0.34	$0.27	$0.23

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$178,806	$152,588	$155,434
Other comprehensive income:
Foreign currency translation adjustments	(32,096)	(23,292)	5,892
Reclassification of foreign currency translation adjustments to discontinued operations	3,114	—	—
Total comprehensive income	149,824	129,296	161,326
Total comprehensive income attributable to noncontrolling interests	(6,382)	(5,240)	(1,616)
Total comprehensive income attributable to common stockholders	$143,442	$124,056	$159,710

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$177,335	$141,584
Receivables, net	109,050	101,424
Deferred tax assets	1,128	30,282
Inventories, net	29,697	32,741
Current assets of discontinued operations	—	4,750
Current assets held for sale	45	4,569
Other	79,601	63,746
Total current assets	396,856	379,096
Preneed funeral receivables, net and trust investments	1,843,023	1,870,243
Preneed cemetery receivables, net and trust investments	2,306,669	2,292,348
Cemetery property, at cost	1,739,216	1,752,269
Property and equipment, net	1,861,403	1,912,514
Non-current assets of discontinued operations	—	2,491
Non-current assets held for sale	6,702	823,327
Goodwill, net	1,810,853	1,825,721
Deferred charges and other assets	617,546	633,000
Cemetery perpetual care trust investments	1,341,376	1,342,591
Total assets	$11,923,644	$12,833,600
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$453,028	$482,839
Current maturities of long-term debt	90,931	176,362
Current liabilities of discontinued operations	—	4,728
Current liabilities held for sale	14	4,390
Income taxes	8,035	5,263
Total current liabilities	552,008	673,582
Long-term debt	2,963,794	3,125,548
Deferred preneed funeral revenues	540,164	551,948
Deferred preneed cemetery revenues	1,062,381	1,016,275
Deferred tax liabilities	448,824	387,169
Non-current liabilities of discontinued operations	—	968
Non-current liabilities held for sale	6,988	517,251
Other liabilities	495,565	491,238
Deferred preneed funeral and cemetery receipts held in trust	3,148,884	3,248,463
Care trusts’ corpus	1,327,658	1,340,930
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 205,458,331 and 212,326,642 shares issued, respectively, and 204,866,770 and 212,316,642 shares outstanding, respectively	204,867	212,317
Capital in excess of par value	1,186,304	1,259,348
Accumulated deficit	(81,859)	(90,026)
Accumulated other comprehensive income	59,414	88,441
Total common stockholders’ equity	1,368,726	1,470,080
Noncontrolling interests	8,652	10,148
Total equity	1,377,378	1,480,228

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

Total liabilities and equity	$11,923,644	$12,833,600
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
		(In thousands)
Cash flows from operating activities:
Net income	$178,806	$152,588	$155,434
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2,186)	(406)	(262)
Losses (gains) on early extinguishment of debt, net	29,158	(468)	22,706
Premiums paid on early extinguishment of debt	(24,804)	—	—
Depreciation and amortization	140,002	122,235	119,862
Amortization of intangible assets	36,640	21,859	23,853
Amortization of cemetery property	60,439	48,344	44,976
Amortization of loan costs	8,825	15,943	4,905
Provision for doubtful accounts	7,376	7,874	9,705
Provision for deferred income taxes	129,671	71,708	71,685
(Gains) losses on divestitures and impairment charges, net	(116,613)	6,263	1,511
Share-based compensation	13,127	11,925	10,983
Excess tax benefits from share-based awards	(30,123)	—	—
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(18,644)	11,017	(9,782)
Increase in other assets	(11,013)	(14,815)	(6,901)
(Decrease) increase in payables and other liabilities	(12,038)	(1,995)	26,360
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	30,357	47,648	37,341
Decrease in deferred preneed funeral revenues	(23,069)	(9,260)	(41,228)
Decrease in deferred preneed funeral receipts held in trust	(52,869)	(50,990)	(22,357)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(43,964)	(73,626)	(96,837)
Increase in deferred preneed cemetery revenues	54,049	30,785	20,817
Decrease in deferred preneed cemetery receipts held in trust	(34,664)	(12,761)	(587)
Other	(108)	(27)	(3,684)
Net cash provided by operating activities from continuing operations	318,355	383,841	368,500
Net cash (used in) provided by operating activities from discontinued operations	(1,000)	868	746
Net cash provided by operating activities	317,355	384,709	369,246
Cash flows from investing activities:
Capital expenditures	(144,499)	(112,939)	(115,322)
Acquisitions, net of cash acquired	(15,336)	(1,057,122)	(65,463)
Proceeds from divestitures and sales of property and equipment	424,383	13,219	9,995
Net (deposits) withdrawals of restricted funds and other	(12,225)	341	(3,815)
Net cash provided by (used in) investing activities from continuing operations	252,323	(1,156,501)	(174,605)
Net cash provided by (used in) investing activities from discontinued operations	4,963	(292)	(349)
Net cash provided by (used in) investing activities	257,286	(1,156,793)	(174,954)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,000	1,055,000	227,507
Debt issuance costs	(10,500)	(36,064)	(4,500)
Payments of debt	(230,561)	(90,466)	(607)
Early extinguishment of debt	(762,764)	(80)	(202,140)
Principal payments on capital leases	(29,380)	(26,280)	(25,760)
Proceeds from exercise of stock options	32,376	6,309	18,389
Excess tax benefits from share-based awards	30,123	—	—
Purchase of Company common stock	(242,874)	(1,708)	(186,766)
Payments of dividends	(71,517)	(57,229)	(60,296)
Purchase of noncontrolling interest	(15,000)	(23,333)	(3,000)
Bank overdrafts and other	7,130	336	6,199
Net cash (used in) provided by financing activities from continuing operations	(537,967)	826,485	(230,974)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash used in financing activities from discontinued operations	—	(1,370)	(538)
Net cash (used in) provided by financing activities	(537,967)	825,115	(231,512)
Net change in cash of discontinued operations	1,361	785	1,049
Effect of foreign currency	(2,284)	(1,001)	1,287
Net increase (decrease) in cash and cash equivalents	35,751	52,815	(34,884)
Cash and cash equivalents at beginning of period	141,584	88,769	123,653
Cash and cash equivalents at end of period	$177,335	$141,584	$88,769

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit(1)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2011	$224,666	$(1,710)	$1,430,330	$(315,977)	$105,852	$20,101	$1,463,262
Comprehensive income	—	—	—	153,845	5,865	1,616	161,326
Dividends declared on common stock ($.23 per share)	—	—	(49,253)	—	—	—	(49,253)
Stock option exercises	2,993	—	15,396	—	—	—	18,389
Restricted stock award, net of forfeitures and other	483	—	(483)	—	—	—	—
Employee share-based compensation earned	—	—	10,983	—	—	—	10,983
Purchase of Company common stock	—	(15,467)	(99,002)	(72,297)	—	—	(186,766)
Purchase of noncontrolling interest	—	—	(1,762)	—	—	(1,238)	(3,000)
Noncontrolling interest payments	—	—	—	—	—	(679)	(679)
Retirement of treasury shares	(17,167)	17,167	—	—	—	—	—
Other	82	—	849	—	—	—	931
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(234,429)	$111,717	$19,800	$1,415,193

Comprehensive income	—	—	—	147,332	(23,276)	5,240	129,296
Dividends declared on common stock ($.27 per share)	—	—	(57,229)	—	—	—	(57,229)
Stock option exercises	1,087	—	8,226	—	—	—	9,313
Restricted stock awards, net of forfeitures and other	378	(3)	(375)	—	—	—	—
Employee share-based compensation earned	—	—	11,925	—	—	—	11,925
Purchase of Company common stock	—	(275)	(1,508)	(2,929)	—	—	(4,712)
Purchase of noncontrolling interest	—	—	(10,023)	—	—	(13,310)	(23,333)
Acquisition	—	—	—	—	—	118	118
Noncontrolling interest payments	—	—	—	—	—	(1,700)	(1,700)
Retirement of treasury shares	(278)	278	—	—	—	—	—
Other	83	—	1,274	—	—	—	1,357
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(90,026)	$88,441	$10,148	$1,480,228

Comprehensive income	—	—	—	172,469	(29,027)	6,382	149,824
Dividends declared on common stock ($.34 per share)	—	—	(71,517)	—	—	—	(71,517)
Stock option exercises	3,642	—	29,495	—	—	—	33,137
Restricted stock awards, net of forfeitures	352	—	(352)	—	—	—	—
Employee share-based compensation earned	—	—	13,127	—	—	—	13,127
Purchase of Company common stock	—	(11,537)	(67,796)	(164,302)	—	—	(243,635)
Tax benefits related to stock-based awards	—	—	30,123	—	—	—	30,123
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payments	—	—	—	—	—	(319)	(319)
Retirement of treasury shares	(10,956)	10,956	—	—	—	—	—
Other	93	—	1,317	—	—	—	1,410
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378
(1) The statement of equity at December 31, 2011 was adjusted to reflect an increase of $51.1 million to the accumulated deficit as a result of the deferred tax revision discussed in Note 2, Summary of Significant Accounting Policies.

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
We provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles and preparation and embalming services. Funeral-related merchandise, including caskets, casket memorialization products, burial vaults, cremation receptacles, cremation memorialization products, flowers, and other ancillary products and services, is sold at funeral service locations. Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property and sell cemetery-related merchandise and services, including stone and bronze memorials, markers, merchandise installations, flowers, and burial openings and closings. We also sell preneed funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain merchandise and services to be provided in the future.

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
Reclassifications and Revision of Prior Period Financial Statements
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. We sold our German operations and the financial data related to those operations has been reclassified as discontinued operations in all periods. We also retrospectively adjusted the financial statements to reflect measurement period adjustments made throughout 2014 related to our acquisition of Stewart Enterprises (Stewart). For further information on this acquisition and these adjustments, see Note 19.
Additionally, we have revised our prior period amounts to correct for the following:

•
$30.0 million from Long-term debt to Current maturities of long-term debt in our consolidated balance sheet at December 31, 2013. The original misclassification, which was identified and disclosed in the first quarter of 2014, relates to amounts payable in 2014 for our Term Loan due July 2018.

•
Misstatements in the determination of certain deferred tax amounts originating in 2013 and prior periods and primarily relating to the 2006 purchase accounting for the acquisition of Alderwoods Group Inc. that were identified during the fourth quarter of 2014. Other adjustments primarily relate to the tax basis of fixed assets, intangibles, and deferred revenue. The correction of these items impacted the consolidated balance sheet as of December 31, 2013 and consolidated statements of operations for the years ended December 31, 2013 and 2012 as presented in the company’s annual report.

We assessed the applicable guidance issued by the Securities and Exchange Commission and Financial Accounting Standards Board (FASB) and concluded that these misstatements were not material to our consolidated financial statements for the aforementioned prior periods; however, we did conclude that correcting these prior misstatements would be material to the full year consolidated statement of operations. As a result of this analysis, all prior period consolidated financial statements have been revised in this Form 10-K filing. Any other changes throughout the remainder of the Form 10-K reflect the changes below. The following is a summary of the consolidated statement of operations, the consolidated balance sheet, and the consolidated statement of cash flows line items impacted by the debt and income tax revisions:

	Year Ended December 31, 2013
	As previously reported	Revisions	Reclassifications	As revised
	(in thousands)
Provision for income taxes	$(96,615)	$3,484	$107	$(93,024)
Net income	$149,104	$3,484	$—	$152,588
Net income attributable to common stockholders	$143,848	$3,484	$—	$147,332
Net income attributable to common stockholders per share:
Basic	$0.68	$0.02	$—	$0.70
Diluted	$0.67	$0.01	$—	$0.68

	Year Ended December 31, 2012
	As previously reported	Revisions	Reclassifications	As revised
	(in thousands)
Provision for income taxes	$(91,548)	$1,299	$138	$(90,111)
Net income	$154,135	$1,299	$—	$155,434
Net income attributable to common stockholders	$152,546	$1,299	$—	$153,845
Net income attributable to common stockholders per share:
Basic	$0.71	$—	$—	$0.71
Diluted	$0.70	$—	$—	$0.70

Summary of Revised Consolidated Balance Sheet Amounts
	December 31, 2013
	As previously reported	Revisions	Reclassifications	As revised
	(in thousands)
Deferred tax assets	$39,074	$(3,750)	$(5,042)	$30,282
Total current assets	$393,747	$(3,750)	$(10,901)	$379,096
Goodwill	$1,922,102	$(91,016)	$(5,365)	$1,825,721
Total assets	$12,906,070	$(94,766)	$22,296	$12,833,600
Current maturities of long-term debt	$146,362	$30,000	$—	$176,362
Income taxes	$6,391	$(1,202)	$74	$5,263
Total current liabilities	$642,584	$28,798	$2,200	$673,582
Long-term debt	$3,155,548	$(30,000)	$—	$3,125,548
Deferred tax liabilities	$619,200	$(190,355)	$(41,676)	$387,169
Other liabilities	$430,393	$40,941	$19,904	$491,238
Accumulated deficit	$(145,876)	$55,850	$—	$(90,026)
Total equity	$1,424,378	$55,850	$—	$1,480,228
Total liabilities and equity	$12,906,070	$(94,766)	$22,296	$12,833,600

Summary of Revised Consolidated Statement of Cash Flows(1) Amounts
	Year Ended December 31, 2013
	As previously reported	Revisions	Reclassifications	As revised
	(In thousands, except per share amounts)
Net income	$149,104	$3,484	$—	$152,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	$74,100	$(2,282)	$(110)	$71,708
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Decrease) increase in payables and other liabilities	$(284)	$(1,202)	$(509)	$(1,995)

Summary of Revised Consolidated Statement of Cash Flows(1) Amounts
	Year Ended December 31, 2012
	As previously reported	Revisions	Reclassifications	As revised
	(In thousands, except per share amounts)
Net income	$154,135	$1,299	$—	$155,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	$72,984	$(1,299)	$—	$71,685
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Decrease) increase in payables and other liabilities	$25,240	$—	$1,120	$26,360
(1) These revisions had no net impact on Net cash provided by operating, investing, or financing activities.

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
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $60.4 million, $48.3 million, and $45.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $140.0 million, $122.2 million, and $119.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet; resulting gains and losses are included in the consolidated statement of operations in the period of sale or disposal.
Leases
We have lease arrangements primarily related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2014. Lease terms related to funeral home properties generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 12.
Goodwill
The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually, during the fourth quarter, for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization). The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used a 7.0% discount rate, growth rates ranging from 1.9% to 6.3% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2014 or 2013. For more information related to goodwill, see Note 8.
Other Intangible Assets
Our intangible assets include customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Our trademark and tradenames and certain other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 7.2% discount rate based on the relative risk of these assets to our overall business.

In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2014 or 2013.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives which range from two to forty years. For more information related to intangible assets, see Note 8.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures for all of our available-for-sale securities, see Notes 4, 5, and 6.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. In 2014, we canceled 10.9 million shares of common stock held in our treasury. We canceled 0.3 million and 17.2 million shares of common stock held in our treasury in 2013 and 2012, respectively. These retired treasury shares were changed to authorized but unissued status.
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
Funeral Operations
Revenue is recognized when funeral merchandise is delivered or funeral services are performed. We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Travel protection insurance and certain memorialization merchandise sold on a preneed basis is delivered to the customer at the time of sale and is recognized at the time delivery has occurred. While these items are sold as part of preneed funeral arrangements they are also offered on a stand-alone basis. The total consideration received for these arrangements is allocated to each item based on relative selling price determined using either vendor specific objective evidence of the selling price or third-party evidence of selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. Third-party evidence of selling price is based on the price of our largely interchangeable products that are sold in stand-alone sales to similarly situated customers. There is no general right of return for delivered items.

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
Cemetery Operations
Revenue associated with sales of cemetery merchandise and services is recognized when merchandise is delivered or the service is performed. Revenue associated with sales of preneed cemetery property interment rights is deferred until the property is constructed and a minimum of 10% of the sales price is collected. For non-personalized merchandise (such as vaults) and services, we defer the revenues until the merchandise is delivered or the services are performed. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenues and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. The total consideration received for these arrangements is allocated to each item based on relative selling price determined using vendor specific objective evidence of the selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. There is no general right of return for delivered items.
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
Costs related to the sale of property interment rights include the property and construction costs specifically identified by project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the performance of a contract. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered or when services are performed. Sales taxes collected are recognized on a net basis in our consolidated financial statements. See Notes 5 and 6 for more information regarding preneed cemetery and perpetual care activities.
Preneed Funeral and Cemetery Receivables
We sell preneed funeral and cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are entered into prior to the delivery of the related merchandise and services, the preneed funeral and cemetery receivables are offset by a comparable deferred revenue amount. These receivables have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the merchandise or services are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed funeral and cemetery receivables are offset by comparable deferred revenue amounts, we have no risk of loss related to these receivables.
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

3.	Recent Accounting Pronouncements and Accounting Changes
Discontinued Operations
In April 2014, the FASB amended the Presentation of Financial Statements and Property, Plant, and Equipment Topics of the Accounting Standards Codification (ASC) to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. The new guidance is effective with disposals that occur after January 1, 2015.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the ASU requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. The amendments in the ASU will be applied using one of two retrospective methods. The new guidance is effective for us beginning January 1, 2017 and we are still evaluating the impact of adoption on our consolidated results of operations.

4.	Preneed Funeral Activities
Preneed funeral receivables, net and trust investments
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our consolidated statement of cash flows.
Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2014	2013	2012
		(In thousands)
Deposits	$102,553	$82,168	$81,601
Withdrawals	$131,352	$125,914	$100,635
Purchases of available-for-sale securities(1)	$1,238,257	$393,169	$563,628
Sales of available-for-sale securities(1)	$1,318,512	$435,267	$555,709
Realized gains from sales of available-for-sale securities(1)	$168,567	$65,011	$60,833
Realized losses from sales of available-for-sale securities(1)	$(113,748)	$(9,732)	$(21,454)

(1) The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Preneed funeral receivables, net and trust investments in our consolidated balance sheet at December 31 were as follows:

	2014	2013
	(In thousands)
Trust investments, at market	$1,205,747	$1,438,326
Cash and cash equivalents	162,229	128,217
Assets associated with businesses held for sale	—	(181,535)
Insurance-backed fixed income securities	260,899	280,969
Trust investments	1,628,875	1,665,977
Receivables from customers	262,700	259,784
Unearned finance charge	(11,054)	(10,179)
	1,880,521	1,915,582
Allowance for cancellation	(37,498)	(45,339)
Preneed funeral receivables and trust investments	$1,843,023	$1,870,243

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2014	2013	2012
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,870,243	$1,536,257	$1,484,764
Net preneed contract sales	247,994	192,712	124,962
Cash receipts from customers, net of refunds	(211,830)	(170,921)	(125,625)
Deposits to trust	102,553	82,168	81,601
(Divestitures) acquisitions of businesses, net	(19,203)	271,395	6,021
Net undistributed investment earnings (1)	22,480	125,986	84,611
Maturities and distributed earnings	(162,059)	(153,446)	(126,130)
Change in cancellation allowance	7,644	(3,245)	934
Effect of foreign currency and other	(14,799)	(10,663)	5,119
Ending balance — Preneed funeral receivables and trust investments	$1,843,023	$1,870,243	$1,536,257

(1)	Includes both realized and unrealized investment earnings.
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair value at December 31, 2014 and 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$85,775	$468	$(455)	$85,788
Canadian government	2	90,430	449	(874)	90,005
Corporate	2	24,765	423	(126)	25,062
Residential mortgage-backed	2	1,325	29	(12)	1,342
Asset-backed	2	6	—	—	6
Equity securities:
Preferred stock	2	2,503	113	(113)	2,503
Common stock:
United States	1	377,441	18,533	(7,405)	388,569
Canada	1	14,708	4,292	(895)	18,105
Other international	1	38,035	1,175	(1,560)	37,650
Mutual funds:
Equity	1	308,548	3,332	(15,901)	295,979
Fixed income	1	229,414	869	(3,576)	226,707
Private equity	3	35,094	2,649	(9,418)	28,325
Other	3	5,084	726	(104)	5,706
Trust investments		$1,213,128	$33,058	$(40,439)	$1,205,747

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$111,824	$1,299	$(5,599)	$107,524
Canadian government	2	100,263	81	(1,113)	99,231
Corporate	2	64,579	3,515	(691)	67,403
Residential mortgage-backed	2	2,438	23	(33)	2,428
Asset-backed	2	3,407	—	(10)	3,397
Equity securities:
Preferred stock	2	30,485	754	(235)	31,004
Common stock:
United States	1	370,123	77,963	(2,928)	445,158
Canada	1	27,710	4,346	(1,217)	30,839
Other international	1	36,017	4,986	(198)	40,805
Mutual funds:
Equity	1	260,686	22,530	(2,303)	280,913
Fixed income	1	317,280	3,228	(19,577)	300,931
Private equity	3	32,909	2,702	(8,726)	26,885
Other	3	1,550	291	(33)	1,808
Trust investments		$1,359,271	$121,718	$(42,663)	$1,438,326
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the three-level valuation hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy.
As of December 31, 2014, our unfunded commitment for our private equity and other investments was $25.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2014, 2013, and 2012 :

	2014		2013		2012
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$26,885	$1,808	$17,879	$744	$15,986	$912
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,242	826	13,429	1,442	(403)	(159)
Net realized losses included in Other income (expense), net(2)	(39)	(6)	(43)	(3)	(58)	(2)
Purchases	—	3,214	1,188	—	—	—
Sales	—	—	—	—	(9)	—
Contributions	6,122	4	3,229	—	4,664	—
Distributions and other	(6,885)	(140)	(9,245)	(393)	(2,301)	(7)
Acquisitions	—	—	448	18	—	—
Fair value, ending balance at December 31,	$28,325	$5,706	$26,885	$1,808	$17,879	$744
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

Maturity dates of our fixed income securities range from 2015 to 2044. Maturities of fixed income securities at December 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$123,545
Due in one to five years	32,659
Due in five to ten years	29,426
Thereafter	16,573
$202,203
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $62.8 million, $48.5 million, and $38.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the years ended December 31, 2014, 2013, and 2012, we recorded a $41.8 million, a $0.8 million, and a $0.8 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2014 and 2013, are shown in the following tables.

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$32,243	$(412)	$4,978	$(43)	$37,221	$(455)
Canadian government	2,894	(52)	14,904	(822)	17,798	(874)
Corporate	4,988	(56)	2,420	(70)	7,408	(126)
Residential mortgage-backed	217	(10)	106	(2)	323	(12)
Equity securities:
Preferred stock	26	(113)	—	—	26	(113)
Common stock:
United States	126,527	(7,403)	438	(2)	126,965	(7,405)
Canada	1,752	(379)	1,085	(516)	2,837	(895)
Other international	19,593	(1,557)	2	(3)	19,595	(1,560)
Mutual funds:
Equity	233,827	(13,219)	23,717	(2,682)	257,544	(15,901)
Fixed income	112,160	(3,128)	11,452	(448)	123,612	(3,576)
Private equity	203	(461)	13,870	(8,957)	14,073	(9,418)
Other	5	(11)	464	(93)	469	(104)
Total temporarily impaired securities	$534,435	$(26,801)	$73,436	$(13,638)	$607,871	$(40,439)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,008	$(3,595)	$19,633	$(2,004)	$48,641	$(5,599)
Canadian government	9,545	(120)	18,981	(993)	28,526	(1,113)
Corporate	21,525	(346)	5,665	(345)	27,190	(691)
Residential mortgage-backed	1,397	(25)	174	(8)	1,571	(33)
Asset-backed	3,311	(10)	—	—	3,311	(10)
Equity securities:
Preferred stock	14,182	(235)	—	—	14,182	(235)
Common stock:
United States	47,054	(2,153)	3,374	(775)	50,428	(2,928)
Canada	2,439	(576)	1,992	(641)	4,431	(1,217)
Other international	3,433	(138)	375	(60)	3,808	(198)
Mutual funds:
Equity	16,383	(337)	12,638	(1,966)	29,021	(2,303)
Fixed income	145,425	(4,984)	38,774	(14,593)	184,199	(19,577)
Private equity	—	—	13,002	(8,726)	13,002	(8,726)
Other	—	—	527	(33)	$527	$(33)
Total temporarily impaired securities	$293,702	$(12,519)	$115,135	$(30,144)	$408,837	$(42,663)
Deferred Preneed Funeral Revenues
At December 31, 2014 and 2013, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when merchandise is delivered or the service is performed. Future funeral revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed funeral receipts held in trust.
The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2014	2013	2012
	(In thousands)
Beginning balance — Deferred preneed funeral revenues, net	$551,948	$535,136	$573,477
Net preneed contract sales	198,195	144,202	103,341
(Divestitures) acquisitions of businesses, net	(21,639)	298,047	(4,491)
Net investment earnings(1)	24,256	126,428	83,788
Recognized deferred preneed revenues	(258,534)	(200,680)	(164,037)
Change in cancellation allowance	21,272	(5,670)	1,304
Change in deferred preneed funeral receipts held in trust	26,131	(343,878)	(61,068)
Effect of foreign currency and other	(1,465)	(1,637)	2,822
Ending balance — Deferred preneed funeral revenues, net	$540,164	$551,948	$535,136
_________________________________

(1)	Includes both realized and unrealized investment earnings.
Insurance-Funded Preneed Funeral Contracts
Not included in our consolidated balance sheet are insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2014, 2013, and 2012 were $123.0 million, $106.5 million, and $94.0 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed funeral contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed funeral contract. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as these funerals are performed by the Company.

5.	Preneed Cemetery Activities
Preneed cemetery receivables, net and trust investments
Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our consolidated statement of cash flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2014	2013	2012
		(In thousands)
Deposits	$129,581	$106,185	$98,130
Withdrawals	$150,064	$119,576	$98,738
Purchases of available-for-sale securities(1)	$1,786,800	$477,772	$746,761
Sales of available-for-sale securities(1)	$1,842,417	$498,852	$700,091
Realized gains from sales of available-for-sale securities(1)	$271,507	$101,337	$87,665
Realized losses from sales of available-for-sale securities(1)	$(138,473)	$(14,593)	$(29,397)
(1) The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Preneed cemetery receivables, net and trust investments in the consolidated balance sheet at December 31 were as follows:

	2014	2013
	(In thousands)
Trust investments, at market	$1,404,298	$1,549,182
Cash and cash equivalents	126,914	138,459
Assets associated with businesses held for sale	(4,571)	(102,354)
Insurance-backed fixed income securities	12	4
Trust investments	1,526,653	1,585,291
Receivables from customers	881,082	798,072
Unearned finance charges	(31,524)	(29,561)
	2,376,211	2,353,802
Allowance for cancellation	(69,542)	(61,454)
Preneed cemetery receivables and trust investments	$2,306,669	$2,292,348

The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2014	2013	2012
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$2,292,348	$1,826,835	$1,595,940
Net preneed contract sales	688,336	562,433	501,654
(Divestitures) acquisitions of businesses, net	(10,898)	190,870	1,124
Net undistributed investment (losses) earnings(1)	(18,038)	203,499	133,351
Cash receipts from customers, net of refunds	(615,489)	(471,710)	(417,965)
Deposits to trust	129,581	106,185	98,130
Maturities, deliveries, and associated earnings	(150,064)	(119,576)	(98,738)
Change in cancellation allowance	843	3,002	(3,481)
Effect of foreign currency and other	(9,950)	(9,190)	16,820
Ending balance — Preneed cemetery receivables and trust investments	$2,306,669	$2,292,348	$1,826,835
_________________________________

(1)	Includes both realized and unrealized investment (losses) earnings.
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair value at December 31, 2014 and 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$63,447	$257	$(605)	$63,099
Canadian government	2	21,687	261	(134)	21,814
Corporate	2	8,725	122	(116)	8,731
Residential mortgage-backed	2	111	3	(1)	113
Asset-backed	2	170	16	—	186
Equity securities:
Preferred stock	2	10	1	—	11
Common stock:
United States	1	557,955	22,746	(11,706)	568,995
Canada	1	10,962	5,011	(841)	15,132
Other international	1	55,632	1,605	(2,395)	54,842
Mutual funds:
Equity	1	344,443	4,244	(18,430)	330,257
Fixed income	1	314,600	679	(4,702)	310,577
Private equity	3	32,342	3,185	(6,183)	29,344
Other	3	1,082	186	(71)	1,197
Trust investments		$1,411,166	$38,316	$(45,184)	$1,404,298

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$113,293	$1,714	$(8,876)	$106,131
Canadian government	2	17,073	170	(261)	16,982
Corporate	2	48,838	5,262	(646)	53,454
Residential mortgage-backed	2	406	2	(2)	406
Asset-backed	2	3,336	—	(13)	3,323
Equity securities:
Preferred stock	2	16,654	1,106	(123)	17,637
Common stock:
United States	1	423,524	147,258	(3,231)	567,551
Canada	1	15,361	4,063	(935)	18,489
Other international	1	44,017	10,079	(200)	53,896
Mutual funds:
Equity	1	325,927	49,428	(1,704)	373,651
Fixed income	1	337,986	5,236	(33,649)	309,573
Private equity	3	28,625	3,372	(5,153)	26,844
Other	3	1,078	200	(33)	1,245
Trust investments		$1,376,118	$227,890	$(54,826)	$1,549,182
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the three-level valuation hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy.
As of December 31, 2014, our unfunded commitment for our private equity and other investments was $26.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 :

	2014		2013		2012
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$26,844	$1,245	$17,687	$450	$15,219	$436
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	3,313	(73)	15,420	1,218	100	28
Net realized losses included in Other income (expense), net(2)	(43)	(7)	(48)	(5)	(64)	(2)
Purchases	—	196	—	—	—	—
Contributions	6,582	4	3,430	—	4,932	—
Distributions and other	(7,352)	(168)	(9,645)	(418)	(2,500)	(12)
Fair value, ending balance at December 31,	$29,344	$1,197	$26,844	$1,245	$17,687	$450

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

Maturity dates of our fixed income securities range from 2015 to 2044. Maturities of fixed income securities (excluding mutual funds) at December 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$13,302
Due in one to five years	36,354
Due in five to ten years	21,784
Thereafter	22,503
$93,943
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $48.2 million, $39.0 million, and $27.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the years ended December 31, 2014, 2013, and 2012, we recorded a $60.0 million, a $1.6 million, and a $0.8 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2014 and 2013, are shown in the following tables:

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,072	$(605)	$—	$—	$45,072	$(605)
Canadian government	—	—	4,858	(134)	4,858	(134)
Corporate	2,017	(61)	1,936	(55)	3,953	(116)
Residential mortgage-backed	33	(1)	—	—	33	(1)
Equity securities:
Common stock:
United States	192,015	(11,706)	585	—	192,600	(11,706)
Canada	2,069	(319)	778	(522)	2,847	(841)
Other international	28,308	(2,395)	—	—	28,308	(2,395)
Mutual funds:
Equity	303,211	(18,329)	1,577	(101)	304,788	(18,430)
Fixed income	159,572	(4,106)	15,113	(596)	174,685	(4,702)
Private equity	88	(100)	7,518	(6,083)	7,606	(6,183)
Other	2	(3)	259	(68)	261	(71)
Total temporarily impaired securities	$732,387	$(37,625)	$32,624	$(7,559)	$765,011	$(45,184)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$44,995	$(6,040)	$24,961	$(2,836)	$69,956	$(8,876)
Canadian government	9,424	(120)	3,066	(141)	12,490	(261)
Corporate	15,019	(424)	3,069	(222)	18,088	(646)
Residential mortgage-backed	144	(2)	—	—	144	(2)
Asset-backed	3,248	(13)	—	—	3,248	(13)
Equity securities:
Preferred stock	5,588	(123)	—	—	5,588	(123)
Common stock:
United States	46,189	(2,648)	3,480	(583)	49,669	(3,231)
Canada	1,568	(502)	1,935	(433)	3,503	(935)
Other international	4,332	(124)	700	(76)	5,032	(200)
Mutual funds:
Equity	3,847	(54)	14,430	(1,650)	18,277	(1,704)
Fixed income	134,294	(5,527)	63,800	(28,122)	198,094	(33,649)
Private equity	—	—	6,589	(5,153)	6,589	(5,153)
Other	—	—	283	(33)	283	(33)
Total temporarily impaired securities	$268,648	$(15,577)	$122,313	$(39,249)	$390,961	$(54,826)
Deferred Preneed Cemetery Revenues
At December 31, 2014 and 2013, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when merchandise is delivered or the service is performed. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed cemetery receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2014	2013	2012
	(In thousands)
Beginning balance — Deferred preneed cemetery revenues	$1,016,275	$861,148	$833,303
Net preneed and atneed deferred sales	531,768	396,264	380,887
(Divestitures) acquisitions of businesses, net	(25,071)	212,624	1,089
Net investment (losses) earnings(1)	(22,378)	201,941	130,012
Recognized deferred preneed revenues	(493,739)	(386,632)	(363,072)
Change in cancellation allowance	3,833	18,358	3,968
Change in deferred preneed cemetery receipts held in trust	55,636	(298,337)	(133,612)
Effect of foreign currency and other	(3,943)	10,909	8,573
Ending balance — Deferred preneed cemetery revenues	$1,062,381	$1,016,275	$861,148
_________________________________

(1)	Includes both realized and unrealized investment (losses) earnings.

6.	Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our consolidated statement of cash flows.
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2014	2013	2012
	(In thousands)
Deposits	$42,220	$26,501	$24,869
Withdrawals	$46,981	$33,557	$33,177
Purchases of available-for-sale securities(1)	$1,306,314	$139,439	$252,021
Sales of available-for-sale securities(1)	$1,396,669	$99,701	$136,391
Realized gains from sales of available-for-sale securities(1)	$134,259	$17,916	$11,463
Realized losses from sales of available-for-sale securities(1)	$(51,093)	$(2,738)	$(6,595)
(1) The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Cemetery perpetual care trust investments in our consolidated balance sheet at December 31 were as follows:

	2014	2013
	(In thousands)
Trust investments, at market	$1,192,966	$1,352,251
Cash and cash equivalents	149,694	78,509
Assets associated with businesses held for sale	(1,284)	(88,169)
Cemetery perpetual care trust investments	$1,341,376	$1,342,591
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair value at December 31, 2014 and 2013 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities or cash held by the trusts.

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$794	$40	$(4)	$830
Canadian government	2	31,993	442	(233)	32,202
Corporate	2	16,762	344	(210)	16,896
Residential mortgage-backed	2	910	15	(6)	919
Asset-backed	2	661	10	(4)	667
Equity securities:
Preferred stock	2	4,439	60	(12)	4,487
Common stock:
United States	1	225,129	9,340	(4,881)	229,588
Canada	1	7,419	2,737	(596)	9,560
Other international	1	8,102	90	(399)	7,793
Mutual funds:
Equity	1	17,310	3,264	(93)	20,481
Fixed income	1	846,230	1,580	(14,263)	833,547
Private equity	3	34,288	408	(10,788)	23,908
Other	3	13,526	1,094	(2,532)	12,088
Cemetery perpetual care trust investments		$1,207,563	$19,424	$(34,021)	$1,192,966

		December 31, 2013
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$1,588	$9	$(14)	$1,583
Canadian government	2	28,487	301	(459)	28,329
Corporate	2	43,191	312	(263)	43,240
Residential mortgage-backed	2	4,256	14	(19)	4,251
Asset-backed	2	3,006	5	(11)	3,000
Equity securities:
Preferred stock	2	25,946	192	(252)	25,886
Common stock:
United States	1	231,093	53,782	(2,087)	282,788
Canada	1	8,846	2,222	(623)	10,445
Other international	1	20,671	1,319	(167)	21,823
Mutual funds:
Equity	1	41,270	5,693	(35)	46,928
Fixed income	1	819,244	35,963	(2,598)	852,609
Private equity	3	28,309	472	(9,002)	19,779
Other	3	10,521	1,153	(84)	11,590
Cemetery perpetual care trust investments		$1,266,428	$101,437	$(15,614)	$1,352,251

Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the three-level valuation hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the three-level valuation hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values discounted by 0% to 20% for risk and 0% to 10% for liquidity. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the three-level valuation hierarchy.
As of December 31, 2014, our unfunded commitment for our private equity and other investments was $8.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 :

	2014		2013		2012
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$19,779	$11,590	$11,122	$7,659	$10,849	$6,890
Net unrealized gains included in Accumulated other comprehensive income(1)	1,216	2,145	6,897	4,081	1,648	1,035
Net realized losses included in Other income (expense), net(2)	(70)	(44)	(142)	(76)	(162)	(43)
Sales	—	(17)	—	—	(26)	—
Contributions	10,461	—	3,706	—	4,171	—
Distributions and other	(7,478)	(1,586)	(1,841)	(508)	(5,358)	(223)
Acquisitions	—	—	37	434	—	—
Fair value, ending balance at December 31,	$23,908	$12,088	$19,779	$11,590	$11,122	$7,659

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

Maturity dates of our fixed income securities range from 2015 to 2044. Maturities of fixed income securities at December 31, 2014 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$18,602
Due in one to five years	23,463
Due in five to ten years	8,593
Thereafter	856
$51,514
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $72.4 million, $44.1 million, and $44.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the years ended December 31, 2014, 2013, and 2012, we recorded a $8.1 million, a $0.2 million, and a $0.8 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values and the duration of unrealized losses for the years ended December 31, 2014 and 2013, are shown in the following table:

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$497	$(4)	$—	$—	$497	$(4)
Canadian government	—	—	7,825	(233)	7,825	(233)
Corporate	4,656	(108)	3,198	(102)	7,854	(210)
Residential mortgage-backed	256	(5)	69	(1)	325	(6)
Asset-backed	373	(4)	—	—	373	(4)
Equity securities:
Preferred stock	2,224	(11)	49	(1)	2,273	(12)
Common stock:
United States	100,370	(4,803)	419	(78)	100,789	(4,881)
Canada	2,418	(244)	757	(352)	3,175	(596)
Other international	4,444	(399)	—	—	4,444	(399)
Mutual funds:
Equity	2,601	(85)	153	(8)	2,754	(93)
Fixed income	576,890	(14,177)	2,581	(86)	579,471	(14,263)
Private equity	9,213	(798)	14,254	(9,990)	23,467	(10,788)
Other	4,069	(352)	6,276	(2,180)	10,345	(2,532)
Total temporarily impaired securities	$708,011	$(20,990)	$35,581	$(13,031)	$743,592	$(34,021)

	December 31, 2013
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,339	$(14)	$20	$—	$1,359	$(14)
Canadian government	15,777	(214)	5,131	(245)	20,908	(459)
Corporate	22,530	(129)	3,299	(134)	25,829	(263)
Residential mortgage-backed	2,959	(18)	10	(1)	2,969	(19)
Asset-backed	2,835	(10)	15	(1)	2,850	(11)
Equity securities:
Preferred stock	14,647	(245)	44	(7)	14,691	(252)
Common stock:
United States	23,820	(1,561)	3,253	(526)	27,073	(2,087)
Canada	667	(129)	1,794	(494)	2,461	(623)
Other international	1,540	(54)	524	(113)	2,064	(167)
Mutual funds:
Equity	390	(14)	163	(21)	553	(35)
Fixed income	181,662	(2,090)	28,494	(508)	210,156	(2,598)
Private equity	—	—	19,242	(9,002)	19,242	(9,002)
Other	—	—	9,739	(84)	9,739	(84)
Total temporarily impaired securities	$268,166	$(4,478)	$71,728	$(11,136)	$339,894	$(15,614)

7.	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Funeral and Cemetery Receipts Held in Trust
We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities as we are the primary beneficiary of the trusts. Although we consolidate the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts; therefore, their interests in these trusts represent a liability to us.
The components of Deferred preneed funeral and cemetery receipts held in trust in our consolidated balance sheet at December 31, 2014 and 2013 are detailed below.

	December 31, 2014			December 31, 2013
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,628,875	$1,526,653	$3,155,528	$1,665,977	$1,585,291	$3,251,268
Accrued trust operating payables and other	(2,487)	(4,157)	(6,644)	(1,108)	(1,697)	(2,805)
Deferred preneed funeral and cemetery receipts held in trust	$1,626,388	$1,522,496	$3,148,884	$1,664,869	$1,583,594	$3,248,463
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our consolidated balance sheet at December 31, 2014 and 2013 are detailed below.

	December 31, 2014	December 31, 2013
	(In thousands)
Cemetery perpetual care trust investments	$1,341,376	$1,342,591
Accrued trust operating payables and other	(13,718)	(1,661)
Care trusts’ corpus	$1,327,658	$1,340,930
Other Income (Expense), Net
The components of Other income (expense), net in our consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$168,567	$271,507	$134,259	$—	$574,333
Realized losses	(113,748)	(138,473)	(51,093)	—	(303,314)
Impairment charges	(41,846)	(60,040)	(8,072)	—	(109,958)
Interest, dividend, and other ordinary income	22,668	17,597	35,464	—	75,729
Trust expenses and income taxes	(19,590)	(20,833)	(17,581)	—	(58,004)
Net trust investment income	16,051	69,758	92,977	—	178,786
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(16,051)	(69,758)	(92,977)	—	(178,786)
Other income (expense), net	—	—	—	1,780	1,780
Total other income (expense), net	$—	$—	$—	$1,780	$1,780

	Year Ended December 31, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$65,011	$101,337	$17,916	$—	$184,264
Realized losses	(9,732)	(14,593)	(2,738)	—	(27,063)
Impairment charges	(829)	(1,575)	(192)	—	(2,596)
Interest, dividend, and other ordinary income	24,912	20,527	27,452	—	72,891
Trust expenses and income taxes	(11,371)	(14,633)	(2,628)	—	(28,632)
Net trust investment income	67,991	91,063	39,810	—	198,864
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(67,991)	(91,063)	(39,810)	—	(198,864)
Other income (expense), net	—	—	—	(558)	(558)
Total other income (expense), net	$—	$—	$—	$(558)	$(558)

	December 31, 2012
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$60,833	$87,665	$11,463	$—	$159,961
Realized losses	(21,454)	(29,397)	(6,595)	—	(57,446)
Impairment charges	(781)	(824)	(760)	—	(2,365)
Interest, dividend, and other ordinary income	17,017	17,244	34,032	—	68,293
Trust expenses and income taxes	(10,685)	(13,389)	(1,355)	—	(25,429)
Net trust investment income	44,930	61,299	36,785	—	143,014
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(44,930)	(61,299)	(36,785)	—	(143,014)
Other (expense) income, net	—	—	—	3,687	3,687
Total other (expense) income, net	$—	$—	$—	$3,687	$3,687

8.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows: (in thousands):

	2014			2013
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(in thousands)
Balance as of January 1,	$1,526,011	$299,710	$1,825,721	$1,248,316	$43,078	$1,291,394

Increase in goodwill related to acquisitions	292	3,238	3,530	318,202	258,659	576,861
Reduction of goodwill related to divestitures	(5,959)	(2,960)	(8,919)	(31,844)	(2,027)	(33,871)
Effect of foreign currency and other	(9,465)	(14)	(9,479)	(8,663)	—	(8,663)
Activity	(15,132)	264	(14,868)	277,695	256,632	534,327

Balance as of December 31,	$1,510,879	$299,974	$1,810,853	$1,526,011	$299,710	$1,825,721

The components of intangible assets at December 31 were as follows:

	Useful life
	Minimum		Maximum	2014	2013
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$209,920	$217,758
Customer relationships	10	-	20	148,351	151,427
Tradenames	5	-	5	12,750	12,750
Other	5	-	40	11,927	17,027
				382,948	398,962
Less: Accumulated amortization				220,682	227,119
Amortizing intangibles, net				162,266	171,843

Non-amortizing intangibles:
Tradenames			Indefinite	220,875	215,135
Other			Indefinite	10,640	11,640
Non-amortizing intangibles				231,515	226,775

Intangible assets, net				$393,781	$398,618

Amortization expense for intangible assets was $36.6 million, $21.9 million, and $23.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2014 (in thousands):

2015	$9,946
2016	$9,206
2017	$7,484
2018	$6,627
2019	$4,144

9.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2014	2013	2012
	(In thousands)
United States	$360,800	$199,374	$210,830
Foreign	41,800	45,832	34,453
	$402,600	$245,206	$245,283
Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2014	2013	2012
	(In thousands)
Current:
United States	$67,511	$2,207	$3,752
Foreign	10,859	12,445	8,638
State	17,939	6,664	6,036
Total current income taxes	96,309	21,316	18,426
Deferred:
United States	$108,514	$64,355	$60,699
Foreign	(653)	58	118
State	21,810	7,295	10,868
Total deferred income taxes	129,671	71,708	71,685
Total income taxes	$225,980	$93,024	$90,111
We made income tax payments of $106.3 million, $26.0 million, and $23.1 million in 2014, 2013, and 2012, respectively, and received refunds of $0.6 million, $0.5 million, and $1.5 million.
The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2014	2013	2012
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$140,910	$86,002	$85,988
State and local taxes, net of federal income tax benefits	25,736	8,221	11,007
Dividends received deduction and tax exempt interest	(1,612)	(592)	(525)
Foreign jurisdiction differences	(4,424)	(3,685)	(3,409)
Permanent differences associated with dispositions	61,892	268	602
Changes in uncertain tax positions	4,624	3,710	(479)
Other	(1,146)	(900)	(3,073)
Provision for income taxes	$225,980	$93,024	$90,111
Total effective tax rate	56.1%	37.9%	36.7%
The 2014 consolidated effective tax rate was 56.1%, compared to 37.9% and 36.7% in 2013 and 2012, respectively. The 2014 effective tax rate increased 18.2% over prior year primarily due to non-deductible goodwill resulting from gains on required divestitures associated with the Stewart acquisition and the increase in the unrecognized tax benefits coupled with higher state tax expenses which are partially offset by state legislative changes and foreign earnings taxed at lower rates.
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
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2014	2013
	(In thousands)
Inventories and cemetery property	$(338,446)	$(368,650)
Property and equipment	(183,332)	(159,734)
Intangibles	(309,271)	(323,311)
Other	(6,870)	(35,103)
Deferred tax liabilities	(837,919)	(886,798)
Loss and tax credit carry-forwards	181,092	252,272
Deferred revenue on preneed funeral and cemetery contracts	262,202	305,504
Accrued liabilities	99,908	109,103
Deferred tax assets	543,202	666,879
Less: Valuation allowance	(134,201)	(114,719)
Net deferred income tax liability	$(428,918)	$(334,638)
As a result of our acquisition of Stewart, our net deferred tax liability increased by $14.7 million primarily as a result of deferred taxes being recorded as part of the purchase accounting entries recording assets and liabilities at fair value.
Deferred tax assets and Deferred income tax liabilities are recognized in our consolidated balance sheet at December 31 as follows:

	2014	2013
	(in thousands)
Current deferred tax assets	$1,128	$30,282
Non-current deferred tax assets	18,778	22,249
Non-current deferred tax liabilities	(448,824)	(387,169)
Net deferred income tax liability	$(428,918)	$(334,638)

In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. As of December 31, 2014 and 2013 we have windfall tax benefits of $2.7 million and $36.3 million, respectively, which when realized will be recorded as a reduction to current taxes payable and a credit to Capital in excess of par value in our consolidated financial statements.
At December 31, 2014 and 2013, U.S. income taxes had not been provided on $259.4 million and $241.5 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2012 to December 31, 2014 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2011	$197,223
Reductions to tax positions related to the current year	(2,100)
Reductions to tax positions related to prior years	(10,224)
Balance at December 31, 2012	$184,899
Additions to tax positions related to the current year	3,019
Additions to tax positions related to the acquisition of Stewart, offset to goodwill	1,556
Reductions to tax positions related to prior years	(8,800)
Statute expirations	(2,844)
Balance at December 31, 2013	$177,830
Additions to tax positions related to the current year	8,721
Additions to tax positions related to prior years	10,085
Reductions to tax positions related to the current year	(1,075)
Reductions to tax positions related to prior years	(2,325)
Reductions to tax positions related to the acquisition of Stewart, offset to goodwill	(1,556)
Balance at December 31, 2014	$191,680
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $77.3 million, $37.1 million, and $34.9 million as of December 31, 2014, 2013, and 2012, respectively.
During 2014, we recorded an increase of $13.8 million in our liability for unrecognized tax benefits, of which $7.7 million was a net increase to U.S. tax positions taken in the current year, and $7.8 million was a net increase to U.S. tax positions taken in prior years. In addition, we recorded a $1.6 million decrease to U.S. positions related to acquired entities taken in prior years, offset to goodwill.
Consistent with our historical financial reporting, we include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $47.6 million, $44.5 million, and $41.6 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2014, 2013, and 2012, respectively. We recognized an increase of interest and penalties of $3.1 million and $3.0 million for the years ended December 31, 2014, and 2013, respectively. We recognized a decrease of interest and penalties of $0.2 million for the year ended December 31, 2012. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authority in Canada is auditing various tax returns. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate SCI Funeral and Cemetery Purchasing Cooperative, SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2012. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
Various subsidiaries have foreign, federal, and state carry-forwards in the aggregate of $3.3 billion with expiration dates through 2031. Such loss carry-forwards will expire as follows:

	Federal	State	Foreign	Total
		(In thousands)
2015	$—	$80,429	$—	$80,429
2016	—	158,616	—	158,616
2017	—	243,893	—	243,893
2018	—	105,303	—	105,303
Thereafter	9,736	2,728,094	470	2,738,300
Total	$9,736	$3,316,335	$470	$3,326,541
In addition to the above loss carry-forwards, we have $59.1 million of foreign losses that have an indefinite expiration.
A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2014, we recorded a net $21.5 million increase in state valuation allowance related to state estimated net operating losses expected to expire unutilized. We recorded a $2.1 million decrease in international valuation allowances due to fluctuations in the exchange rate between the Euro and the US dollar.
At December 31, 2014, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows:

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carry-forwards	$3,587	$155,956	$21,549	$181,092
Valuation allowance	$—	$116,923	$17,278	$134,201
_________________________________

(1)	Presented net of Federal benefit
Our federal loss and tax credit carryforwards exclude windfall tax benefits, suspended net operating losses and credit carryforwards which, when realized, will reduce current income taxes payable by an additional $2.7 million.

10.    Debt
Debt as of December 31 was as follows:

	2014	2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	$—	$86,416
6.75% Senior Notes due April 2015	—	136,465
6.75% Senior Notes due April 2016	197,377	197,377
3.375% Senior Convertible Notes due July 2016	134	45,119
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
6.5% Senior Notes due April 2019	—	200,000
7.0% Senior Notes due May 2019	—	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	550,000	—
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	370,000	600,000
Bank credit facility due July 2018	235,000	30,000
Obligations under capital leases	181,002	189,697
Mortgage notes and other debt, maturities through 2050	4,117	4,752
Unamortized (discounts) premiums and other, net	(2,905)	42,084
Total debt	3,054,725	3,301,910
Less:
Current maturities of debt, capital lease obligations, and mortgage notes	(91,584)	(153,738)
Current maturities of unamortized discounts (premiums) and other, net	653	(22,624)
Total current maturities	(90,931)	(176,362)
Total long-term debt	$2,963,794	$3,125,548
Current maturities of debt at December 31, 2014 primarily comprise our capital lease obligations and amounts due under our term loan.
Our consolidated debt had a weighted average interest rate of 5.21% and 5.25% at December 31, 2014 and 2013, respectively. Approximately 75% and 76% of our total debt had a fixed interest rate at December 31, 2014 and 2013, respectively.
The aggregate maturities of our debt for the five years subsequent to December 31, 2014 and thereafter (in thousands) are as follows:

Aggregate Maturities of Debt
2015	$90,931
2016	223,449
2017	315,414
2018	858,277
2019	9,003
2020 and thereafter	1,557,651
$3,054,725
Bank Credit Facility
The Company has a $500.0 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit. As of December 31, 2014, we have $235.0 million outstanding borrowings under our bank credit facility and have issued $31.6 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2014 we are in compliance with all covenants. We pay a quarterly fee on the unused commitment, which was 0.35% at December 31, 2014. As of December 31, 2014, we have $233.4 million in borrowing capacity under the facility.
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
In February 2014, we drew $110.0 million on our Bank Credit Facility, which we used along with cash on hand to repay our 3.125% Senior Convertible Notes due July 2014 and substantially all of our 3.375% Senior Convertible Notes due July 2016.
In July 2013, the Company issued $425 million in 5.375% Senior Notes due January 2022. In conjunction with the Stewart acquisition, we assumed $200.0 million, $86.4 million, and $46.3 million in aggregate principal amount of 6.5% Senior Notes due 2019, 3.125% Senior Convertible Notes due 2014, and 3.375% Senior Convertible Notes due 2016, respectively. These notes had fair value premiums of $10.0 million, $21.7 million, and $14.2 million, respectively, which are included in unamortized premiums (discounts) and other, net above as of December 31, 2013.
In November 2012, we issued $200.0 million of unsecured 4.5% Senior Notes due November 2020. We used the net proceeds from the offering to repay our 7.375% Senior Notes due October 2014.
Debt Extinguishments and Reductions
During the year ended December 31, 2014, we made debt payments of $993.4 million for scheduled and early extinguishment payments as follows:

•	$250.0 million in aggregate principal of our 7.0% Senior Notes due May 2019;

•	$200.0 million in aggregate principal and $9.1 million in unamortized premiums of our 6.5% Senior Notes due April 2019;

•	$136.5 million in aggregate principal of our 6.75% Senior Notes due April 2015;

•
$230.0 million in aggregate principal of our Term Loan due July 2018. Of this amount our credit agreement required $200.0 million from the proceeds of the Federal Trade Commission (FTC) mandated divestitures under our consent order related to the Stewart acquisition;

•	$86.4 million in aggregate principal and $21.7 million in unamortized premiums of our 3.125% Senior Convertible Notes due 2014;

•	$45.0 million in aggregate principal and $14.2 million in unamortized premiums of our 3.375% Senior Convertible Notes due 2016;

•	$0.5 million in other debt.
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
Capital Leases
In 2014, 2013, and 2012 we acquired $35.7 million, $40.1 million, and $78.9 million, respectively, of capital leases, primarily related to transportation equipment. We retired $29.4 million and $26.4 million of capital lease obligations for the years ended December 31, 2014, and 2013, respectively. See additional information regarding these leases in Note 12.
Additional Debt Disclosures
At December 31, 2014 and 2013, we have deposits of $7.4 million and $7.6 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments and is included in Deferred charges and other assets in our consolidated balance sheet.
We had assets of approximately $1.7 million and $2.1 million pledged as collateral for the mortgage notes and other debt at December 31, 2014 and 2013, respectively.
Cash interest payments for the three years ended December 31 (in thousands) were as follows:

Payments in 2014	$175,327
Payments in 2013	$125,022
Payments in 2012	$131,723
Cash interest payments forecasted as of December 31, 2014 for the five years subsequent to December 31, 2014 and thereafter (in thousands) are as follows:

Payments in 2015	$154,408
Payments in 2016	$144,134
Payments in 2017	$128,986
Payments in 2018	$114,305
Payments in 2019	$96,830
Payments in 2020 and thereafter	$324,075

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
The fair value of our debt instruments at December 31 was as follows:

	2014	2013
	(In thousands)
3.125% Senior Convertible Notes due July 2014	—	106,939
6.75% Senior Notes due April 2015	—	144,653
6.75% Senior Notes due April 2016	208,075	214,904
3.125% Senior Convertible Notes due July 2016	160	60,487
7.0% Senior Notes due June 2017	320,043	333,259
7.625% Senior Notes due October 2018	277,538	288,875
6.5% Senior Notes due April 2019	—	210,000
7.0% Senior Notes due May 2019	—	270,000
4.5% Senior Notes due November 2020	201,700	192,610
8.0% Senior Notes due November 2021	174,375	173,625
5.375% Senior Notes due January 2022	437,750	431,588
5.375% Senior Notes due May 2024	558,250	—
7.5% Senior Notes due April 2027	220,890	215,750
Term Loan due July 2018	370,000	600,000
Bank credit facility due July 2018	235,000	30,000
Mortgage notes and other debt, maturities through 2047	4,117	4,752
Total fair value of debt instruments	$3,007,898	$3,277,442
The fair values of our long-term, fixed rate securities were estimated using market prices for those securities, and therefore they are classified within Level 2 of the fair value hierarchy. The term loan, bank credit facility, and the mortgage and other debt are classified within Level 3 of the hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.
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
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $37.2 million, $28.4 million, and $26.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2015	$14,049	$31,377
2016	12,219	26,366
2017	10,202	20,654
2018	8,726	63,380
2019	7,308	9,125
2020 and thereafter	62,468	30,100
Total	$114,972	181,002
Less: Interest on capital leases		(18,508)
Total principal payable on capital leases		$162,494
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2014, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2015	$2,236	$587	$4,376	$7,199
2016	938	218	3,872	5,028
2017	767	103	3,622	4,492
2018	333	75	3,414	3,822
2019	126	69	3,236	3,431
2020 and thereafter	16	38	4,999	5,053
Total	$4,416	$1,090	$23,519	$29,025
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2014 and 2013, we have self-insurance reserves of $74.0 million and $78.0 million, respectively.

Litigation

We are a party to various litigation matters, investigations, and proceedings. Some of the more frequent ordinary routine litigations incidental to our business are based on burial practices claims and employment related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.

Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Sambrosky lawsuit described below.
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
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's proposed acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case will continue against our subsidiary Stewart Enterprises and its former individual directors. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2014 or 2013. At December 31, 2014 and 2013, 500,000,000 common shares of $1 par value were authorized. We had 204,866,770 and 212,316,642 shares issued and outstanding, net of 591,561 and 10,000 shares held in treasury at par at December 31, 2014 and 2013, respectively.
Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2011	$105,852	$—	$105,852
Activity in 2012	5,865	—	5,865
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	95,686	95,686
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(95,686)	(95,686)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(23,276)		(23,276)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(113,553)	(113,553)
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	113,553	113,553
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(32,141)	—	(32,141)
Reclassification of foreign currency translation adjustments to Net income from discontinued operations	3,114	—	3,114
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(166,570)	(166,570)
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	166,570	166,570
Balance at December 31, 2014	$59,414	$—	$59,414
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. Under our share repurchase program, during 2014, we repurchased 11,424,446 shares of common stock at an aggregate cost of $241.7 million, which is an average cost per share of $21.15. During 2013, there were no shares repurchased under our share repurchase program. During 2012, we repurchased 15,294,567 shares of common stock at an aggregate cost of $184.9 million, which is an average cost per share of $12.09 under the program. In November 2014, our Board of Directors approved an additional increase in our share repurchase program authorizing the investment of up to an additional $290.0 million to repurchase our common stock, bringing total authorization up to $300.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $238.8 million at December 31, 2014.

Subsequent to December 31, 2014, we repurchased 1,974,053 shares for $45.1 million at an average cost per share of $22.84.
Cash Dividends
On November 11, 2014, our Board of Directors approved a cash dividend of $0.09 per common share paid on December 31, 2014 to stockholders of record as of December 15, 2014. We paid $71.5 million, $57.2 million, and $60.3 million in cash dividends in 2014, 2013, and 2012, respectively. In 2012, five dividends were paid including the fourth quarter 2012 dividend, which historically would have been paid in the first quarter of 2013. On February 10, 2015 our Board of Directors approved a cash dividend of $0.10 per common share payable on March 31, 2014 to stockholders of record as of March 16, 2014.

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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed to income ratably over the period during which the restrictions lapse. At December 31, 2014 and 2013, 4,916,787 and 6,744,936 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
Assumptions	2014	2013	2012
Dividend yield	1.8%	1.9%	1.8%
Expected volatility	27.1%	35.2%	40.8%
Risk-free interest rate	1.1%	0.7%	0.8%
Expected holding period (years)	4.0	4.0	5.0

The following table summarizes certain information with respect to stock option and restricted share compensation for 2014, 2013, and 2012, as included in our consolidated statement of operations for those respective periods:

	December 31,
	2014	2013	2012
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$13,127	$11,925	$10,983
Income tax benefit related to share-based compensation included in net income	$7,368	$4,689	$4,092
We realized windfall tax deductions of $31.6 million, $7.3 million, and $16.3 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2014, 2013, and 2012, respectively. The additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2014:
(Shares reported in whole numbers and not in thousands)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	13,319,750	$9.84
Granted	2,495,850	$17.41
Exercised	(3,642,126)	$9.10
Forfeited and other	(66,368)	$8.52
Outstanding at December 31, 2014	12,107,106	$11.63
Exercisable at December 31, 2014	7,673,557	$9.17
The aggregate intrinsic value for stock options outstanding and exercisable was $134.2 million and $103.8 million, respectively, at December 31, 2014.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2014:
(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31,	Weighted- Average Remaining	Weighted- Average	Number Exercisable at December 31,	Weighted- Average
Range of Exercise Price	2014	Contractual Life	Exercise Price	2014	Exercise Price
$4.01 — 8.00	2,784,838	2.6	$6.01	2,784,838	$6.01
$8.01 — 12.00	4,871,490	3.8	$10.43	4,228,505	$10.32
$12.01 — 16.00	1,996,328	6.0	$15.20	660,214	$15.08
$16.01 — 20.00	2,454,450	7.1	$17.41	—	$—
$4.01 — 20.00	12,107,106	4.6	$11.62	7,673,557	$9.17

Other information pertaining to option activity during the years ended December 31 is as follows:

	2014	2013	2012
Weighted average grant-date fair value of stock options granted	$3.34	$3.68	$3.41
Total fair value of stock options vested (in thousands)	$6,814	$5,997	$5,088
Total intrinsic value of stock options exercised (in thousands)	$42,048	$8,855	$20,333
For the years ended December 31, 2014, 2013, and 2012, cash received from the exercise of stock options was $32.4 million, $6.3 million, and $18.4 million, respectively. We recognized compensation expense of $7.5 million, $6.7 million, and $6.2 million related to stock options for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the unrecognized compensation expense related to stock options of $8.8 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
Restricted share activity was as follows:
(Shares reported in whole numbers)

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2013	1,183,229	$11.81
Granted	351,860	$17.49
Vested	(207,659)	$11.26
Forfeited and other	(8,170)	$14.67
Nonvested restricted shares at December 31, 2014	1,319,260	$13.39

The fair value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2014, unrecognized compensation expense of $6.5 million related to restricted shares, which is recorded in Capital in excess of par value on our balance sheet, is expected to be recognized over a weighted average period of 1.3 years. We recognized compensation expense of $5.7 million, $5.2 million, and $4.9 million during the years ended December 31, 2014, 2013, and 2012, respectively, related to our restricted shares.

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
The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2014	2013	2012
	(In thousands)
Interest cost on projected benefit obligation	$1,293	$780	$1,109
Recognized net actuarial losses (gains)	2,401	(1,205)	1,418
	$3,694	$(425)	$2,527
The Plans’ funded status at December 31 was as follows:

	2014	2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$37,499	$28,674
Acquisition of benefit obligation	—	21,407
Interest cost	1,293	780
Actuarial gain (loss)	2,401	(856)
Benefits paid	(4,273)	(12,506)
Benefit obligation at end of year	$36,920	$37,499
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4,273	12,506
Benefits paid, including expenses	(4,273)	(12,506)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(36,920)	$(37,499)
Net amount recognized in the Consolidated Balance Sheet	$(36,920)	$(37,499)
Funding Summary:
Projected benefit obligations	$36,920	$37,499
Accumulated benefit obligation	$36,920	$37,499
Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(36,920)	$(37,499)

The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plan’s funding requirements. The face value of these insurance policies at December 31, 2014 and 2013 was $47.8 million and $47.4 million, respectively, and the cash surrender value was $37.0 million and $35.8 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
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

	2014	2013	2012
Weighted average discount rate used to determine obligations	3.42%	3.66%	2.90%
Weighted average discount rate used to determine net periodic pension cost	3.69%	2.90%	4.05%
The following benefit payments are expected to be paid in future years related to our Plans (in thousands):

2015	$3,940
2016	$3,768
2017	$3,471
2018	$3,264
2019	$3,195
Years 2020 through 2024	$11,771
We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2014, 2013, and 2012 we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2014, 2013, and 2012 was $26.8 million, $24.3 million, and $23.1 million, respectively.

16.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Canada. We conduct both funeral and cemetery operations in the United States and Canada.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
2014
Revenues from external customers	$1,920,477	$1,073,535	$2,994,012
Interest expense	$4,714	$510	$5,224
Depreciation and amortization	$101,792	$28,754	$130,546
Amortization of intangible assets	$24,841	$11,700	$36,541
Gross profit	$403,938	$271,875	$675,813
Amortization of cemetery property	$—	$60,439	$60,439
Total assets	$5,209,177	$6,248,713	$11,457,890
Capital expenditures	$52,610	$78,588	$131,198
2013
Revenues from external customers	$1,698,493	$851,973	$2,550,466
Interest expense	$4,736	$348	$5,084
Depreciation and amortization	$92,588	$23,384	$115,972
Amortization of intangible assets	$17,245	$4,590	$21,835
Gross profit	$349,791	$199,256	$549,047
Amortization of cemetery property	$—	$48,344	$48,344
Total assets	$5,675,371	$6,594,300	$12,269,671
Capital expenditures	$50,304	$58,315	$108,619
2012
Revenues from external customers	$1,619,687	$784,743	$2,404,430
Interest expense	$4,302	$384	$4,686
Depreciation and amortization	$90,707	$22,736	$113,443
Amortization of intangible assets	$18,803	$5,021	$23,824
Gross profit	$347,359	$175,413	$522,772
Amortization of cemetery property	$—	$44,976	$44,976
Total assets	$4,477,259	$4,777,450	$9,254,709
Capital expenditures	$43,678	$58,155	$101,833

The following table reconciles certain reportable segment amounts to our corresponding consolidated amounts:

	Reportable Segments	Corporate	Consolidated
	(In thousands)
2014
Revenue from external customers	$2,994,012	$—	$2,994,012
Interest expense	$5,224	$172,347	$177,571
Depreciation and amortization	$130,546	$9,456	$140,002
Amortization of intangible assets	$36,541	$99	$36,640
Total assets	$11,457,890	$465,754	$11,923,644
Capital expenditures	$131,198	$13,301	$144,499
2013
Revenue from external customers	$2,550,466	$—	$2,550,466
Interest expense	$5,084	$137,276	$142,360
Depreciation and amortization	$115,972	$6,263	$122,235
Amortization of intangible assets	$21,835	$24	$21,859
Total assets	$12,269,671	$563,929	$12,833,600
Capital expenditures	$108,619	$4,320	$112,939
2012
Revenue from external customers	$2,404,430	$—	$2,404,430
Interest expense	$4,686	$130,382	$135,068
Depreciation and amortization	$113,443	$6,419	$119,862
Amortization of intangible assets	$23,824	$29	$23,853
Total assets	$9,254,709	$333,817	$9,588,526
Capital expenditures	$101,833	$13,488	$115,321
The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2014	2013	2012
	(In thousands)
Gross profit from reportable segments	$675,813	$549,047	$522,772
General and administrative expenses	(184,877)	(155,128)	(121,891)
Gains (losses) on divestitures and impairment charges, net	116,613	(6,263)	(1,511)
Operating income	607,549	387,656	399,370
Interest expense	(177,571)	(142,360)	(135,068)
(Losses) gains on early extinguishment of debt, net	(29,158)	468	(22,706)
Other income (expense), net	1,780	(558)	3,687
Income from continuing operations before income taxes	$402,600	$245,206	$245,283

Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
2014
Revenues from external customers	$2,792,010	$202,002	$2,994,012
Interest expense	$177,245	$326	$177,571
Depreciation and amortization	$129,510	$10,492	$140,002
Amortization of intangible assets	$35,895	$745	$36,640
Amortization of cemetery property	$55,679	$4,760	$60,439
Operating income	$557,608	$49,941	$607,549
Gains on divestitures and impairment charges, net	$116,046	$567	$116,613
Long-lived assets	$5,717,850	$300,515	$6,018,365
2013
Revenues from external customers	$2,334,667	$215,799	$2,550,466
Interest expense	$141,991	$369	$142,360
Depreciation and amortization	$111,210	$11,025	$122,235
Amortization of intangible assets	$20,846	$1,013	$21,859
Amortization of cemetery property	$42,972	$5,372	$48,344
Operating income	$331,143	$56,513	$387,656
Losses on divestitures and impairment charges, net	$(5,958)	$(305)	$(6,263)
Long-lived assets	$5,793,719	$329,785	$6,123,504
2012
Revenues from external customers	$2,191,532	$212,898	$2,404,430
Interest expense	$134,643	$425	$135,068
Depreciation and amortization	$108,411	$11,451	$119,862
Amortization of intangible assets	$22,433	$1,420	$23,853
Amortization of cemetery property	$39,803	$5,173	$44,976
Operating income	$346,289	$53,081	$399,370
Losses on divestitures and impairment charges, net	$(1,502)	$(9)	$(1,511)
Long-lived assets	$4,484,911	$359,882	$4,844,793

17.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents:
Cash	$132,743	$101,952
Commercial paper and temporary investments	44,592	39,632
	$177,335	$141,584
Receivables, net:
Notes receivable	$8,381	$1,140
Atneed funeral receivables, net of allowances of $6,200 and $8,895, respectively	61,306	66,671
Atneed cemetery receivables, net of allowances of $2,346 and $2,742, respectively	14,842	13,841
Other	24,521	19,772
	$109,050	$101,424
Other current assets:
Income tax receivable	$22,581	$2,933
Prepaid insurance	5,270	8,583
Restricted cash	28,926	6,550
Bond conversion asset	—	21,682
Deferred debt issuance costs	9,180	9,082
Other	13,644	14,916
	$79,601	$63,746
Cemetery property:
Undeveloped land	$1,186,325	$1,192,613
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	552,891	559,656
	$1,739,216	$1,752,269
Property and equipment:
Land	$603,509	$610,339
Buildings and improvements	1,783,171	1,779,584
Operating equipment	500,511	500,721
Leasehold improvements	50,862	25,642
Capital leases	204,991	185,875
	3,143,044	3,102,161
Less: Accumulated depreciation	(1,163,921)	(1,083,151)
Less: Accumulated amortization of capital leases	(117,720)	(106,496)
	$1,861,403	$1,912,514
Deferred charges and other assets:
Intangible assets, net	393,781	398,618
Restricted cash	16,073	2,409
Non-current deferred tax assets	18,778	22,249
Notes receivable, net of allowances of $11,259 and $10,986, respectively	4,858	11,651
Cash surrender value of insurance policies	102,856	90,177
Other	81,200	107,896
	$617,546	$633,000

	December 31,
	2014	2013
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$137,270	$143,686
Accrued compensation	86,880	104,464
Accrued interest	30,133	36,583
Accrued property taxes	14,346	14,395
Self insurance reserves	73,991	77,962
Bank overdraft	27,798	5,152
Bond conversion liability	—	18,744
Other accrued liabilities	82,610	81,853
	$453,028	$482,839
Other liabilities:
Accrued pension	$35,614	$35,629
Deferred compensation	80,580	65,605
Customer refund obligation reserve	60,019	59,826
Tax liability	239,265	222,365
Indemnification liability	236	442
Payable to perpetual care fund	64,722	56,501
Other	15,129	50,870
	$495,565	$491,238

Revenues and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Merchandise revenues:
Funeral	$616,992	$584,438	$552,308
Cemetery	743,765	609,142	554,516
Total merchandise revenues	1,360,757	1,193,580	1,106,824
Services revenues:
Funeral	1,167,386	989,613	965,226
Cemetery	295,195	212,932	203,113
Total services revenues	1,462,581	1,202,545	1,168,339
Other revenues	170,674	154,341	129,267
Total revenues	$2,994,012	$2,550,466	$2,404,430
Merchandise costs and expenses:
Funeral	$294,237	$266,538	$258,860
Cemetery	317,690	254,065	234,031
Total cost of merchandise	611,927	520,603	492,891
Services costs and expenses:
Funeral	635,096	548,554	520,243
Cemetery	140,402	100,865	98,809
Total cost of services	775,498	649,419	619,052
Overhead and other expenses	930,774	831,397	769,715
Total cost and expenses	$2,318,199	$2,001,419	$1,881,658
Certain Non-Cash Financing Transactions

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Options exercised by attestation	$761	$3,004	$—
Shares repurchased	(761)	$(3,004)	$—

18.	Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS for the three years ended December 31 is presented below:

	2014	2013	2012
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Income from continuing operations — basic	$170,283	$146,926	$153,583
After tax interest on convertible debt	51	51	51
Income from continuing operations — diluted	$170,334	$146,977	$153,634
Income from discontinued operations, net of tax	$2,186	$406	$262
Net income — basic	$172,469	$147,332	$153,845
After tax interest on convertible debt	51	51	51
Net income — diluted	$172,520	$147,383	$153,896
Weighted average shares:
Weighted average shares — basic	210,741	211,811	215,712
Stock options	3,338	4,082	3,233
Convertible debt	121	121	121
Weighted average shares — diluted	214,200	216,014	219,066
Amounts attributable to common stockholders:
Income from continuing operations per share:
Basic	$0.81	$0.70	$0.71
Diluted	$0.80	$0.68	$0.70
Income from discontinued operations per share:
Basic	$0.01	$—	$—
Diluted	$0.01	$—	$—
Net income per share:
Basic	$0.82	$0.70	$0.71
Diluted	$0.81	$0.68	$0.70
The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options not currently included in the computation of diluted EPS in shares are 1.5 million, 1.2 million, and 1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition of Stewart enhances our network footprint, enabling us to serve a number of new, complementary areas;

•	combining the two companies’ operations provides synergies and related cost savings through the elimination of duplicate home office functions and economies of scale; and

•	the acquisition of Stewart’s preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of December 23, 2013:

(In thousands)
Accounts receivable	$11,119
Other current assets	190,518
Cemetery property	287,449
Property and equipment, net	330,125
Preneed funeral and cemetery receivables and trust investments	645,440
Finite-lived intangible assets	75,444
Indefinite-lived intangible assets	79,400
Acquired assets held for sale	520,023
Deferred charges and other assets	278,631
Goodwill	573,808
Total assets acquired	2,991,957
Current liabilities	219,373
Long-term debt	270,668
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	740,441
Assumed liabilities held for sale	242,835
Deferred income taxes	58,493
Other liabilities	294,674
Total liabilities assumed	1,826,484
Noncontrolling interest	118
Net assets acquired	$1,165,355
The gross amount of accounts receivable is $14.0 million, of which $2.9 million is not expected to be collected. Included in preneed funeral and cemetery receivables and trust investments are receivables under preneed contracts with a fair value of $140.0 million. The gross amount due under the contracts is $170.3 million, of which $30.3 million is not expected to be collected.
We have completed our purchase price allocation. During the twelve months of 2014, we made the following adjustments to our estimates of the fair value of assets and liabilities and revised the consolidated balance sheet as of December 31, 2013 included in this filing to reflect these adjustments:

(In thousands)
Decrease in the fair value of accounts receivable and other current assets	$(10,900)
Increase in the fair value of cemetery property	2,674
Decrease in property and equipment, net	(10,331)
Decrease in the fair value of preneed funeral and cemetery receivables and trust investments	(9,570)
Decrease in the fair value of finite-lived intangible assets	(30,834)
Increase in the fair value of acquired assets held for sale	85,775
Increase in the fair value of deferred charges and other assets	311
Decrease in the fair value of deferred preneed funeral and cemetery revenues and deferred receipts held in trust	42,417
Change in the fair value of acquired assets and liabilities held for sale	(89,198)
Decrease in the fair value of deferred income taxes	41,676
Other	(17,250)
Total adjustment to goodwill	$4,770
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $573.8 million in goodwill recognized, $258.2 million was allocated to our cemetery segment and $315.6 million was allocated to our funeral segment. As a result of the carryover of Stewart’s tax basis, $3.0 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Preneed customer relationships related to insurance claims	10	20	$28,500
Other preneed customer relationships	10	14	20,502
Selling and management agreements	10	40	5,900
Covenants-not-to-compete	5	15	5,480
Operating leases	26	34	5,912
Tradenames	5	5	9,150
Tradenames		Indefinite	77,900
Licenses and permits		Indefinite	1,500
Total intangible assets			$154,844
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

SCI Direct
During 2013, we acquired an additional 20% of the outstanding shares of The Neptune Society Inc (Neptune) increasing our ownership from 70% to 90%. During 2014 we acquired the remaining 10% of the outstanding shares. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states at the time of our original acquisition. Neptune operates under the brand names Neptune Society, National Cremation Service, and Trident Society. With this acquisition we expanded our footprint into a sector of the market that will continue to grow and that was not targeted through our traditional funeral service and cemetery network. We have completed our evaluation of purchase price allocation. As a result of this acquisition, we recognized $37.6 million of intangible assets and $37.3 million of goodwill.

20.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following for the years ended December 31:

	2014	2013	2012
	(In thousands)
Gains (losses) on divestitures, net	$122,535	$(3,350)	$639
Impairment losses	(5,922)	(2,913)	(2,150)
	$116,613	$(6,263)	$(1,511)
Assets Held for Sale
We have identified certain properties that we intended to sell as they do not meet our strategic goals and have classified them as held for sale in our December 31, 2014 consolidated balance sheet. In connection with this revised classification, we have recorded an impairment loss of approximately $3.0 million in our consolidated statement of operations for the year ended December 31, 2014.
Additionally, in connection with the acquisition of Stewart, we agreed to a consent order with the staff of the Federal Trade Commission (FTC) that identifies certain properties the FTC required us to divest as a result of the acquisition. The consent order has been approved by the FTC commissioners. As a result, these properties were classified as assets held for sale in our December 31, 2013 consolidated balance sheet.
Net assets held for sale at December 31, were as follows:

	2014	2013
	(In thousands)
Current assets	$45	$4,569
Preneed funeral and cemetery receivables and trust investments	5,048	356,064
Cemetery property	165	89,060
Property and equipment, net	43	71,618
Goodwill	88	190,976
Deferred charges and other assets	74	27,440
Cemetery perpetual care trust investments	1,284	88,169
Total assets	$6,747	$827,896
Accounts payable and accrued liabilities	14	4,390
Deferred preneed funeral and cemetery revenues and deferred receipts held in trusts	5,677	424,780
Care trusts' corpus	1,284	88,262
Other long term liabilities	27	4,209
Total liabilities	7,002	521,641
Net assets held for sale	$(255)	$306,255

Discontinued Operations
During the twelve months ended December 31, 2014 we sold our operations in Germany for approximately $6.9 million and are presenting the assets and results of operations as discontinued operations. Assets of discontinued operations at December 31, 2013 were as follows:

December 31,
2013
(in thousands)
Current assets	$4,750
Property and equipment, net	116
Deferred charges and other assets	2,375
Total assets	$7,241
Accounts payable and accrued liabilities	4,728
Deferred preneed funeral revenues	938
Other long term liabilities	30
Total liabilities	5,696
Net assets of discontinued operations	$1,545

The results of our discontinued operations for the twelve months ended December 31, 2014, 2013, and 2012 were as follows:

	Twelve Months Ended
	December 31,
	2014	2013	2012
	(In thousands)
Revenues	$1,613	$5,907	$6,051
Costs and expenses	(1,471)	(5,393)	(5,609)
Gain on disposition	2,136	—	—
Other expense, net	(2)	(1)	(42)
Income from discontinued operations before income taxes	2,276	513	400
Provision for income taxes	(90)	(107)	(138)
Net income from discontinued operations	$2,186	$406	$262

21.    Quarterly Financial Data (Unaudited)
Quarterly financial data for 2014 and 2013 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2014
Revenues	$745,509	$746,746	$718,314	$783,443
Costs and expenses	$(579,269)	$(590,882)	$(570,016)	$(578,032)
Gross profits	$166,240	$155,864	$148,298	$205,411
Operating income	$107,418	$144,731	$135,120	$220,280
Income from continuing operations before income taxes(1)	$63,958	$69,316	$91,735	$177,591
Provision for income taxes	$(22,707)	$(37,357)	$(74,934)	$(90,982)
Net income	$41,391	$31,781	$17,685	$87,949
Net income attributable to noncontrolling interests	$(289)	$(5,859)	$(34)	$(155)
Net income attributable to common stockholders	$41,102	$25,922	$17,651	$87,794
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.19	$0.12	$0.08	$0.42
Diluted — EPS	$0.19	$0.12	$0.08	$0.42
2013(3)
Revenues	$650,418	$624,231	$608,589	$667,228
Costs and expenses	$(491,092)	$(498,248)	$(492,784)	$(519,296)
Gross profits	$159,326	$125,983	$115,805	$147,932
Operating income	$127,434	$89,059	$83,046	$88,117
Income from continuing operations before income taxes(1)	$93,680	$56,092	$45,633	$49,801
Provision for income taxes	$(35,290)	$(21,598)	$(18,407)	$(17,729)
Net income	$58,722	$34,435	$27,394	$32,037
Net income attributable to noncontrolling interests	$(1,102)	$(820)	$(615)	$(2,719)
Net income attributable to common stockholders	$57,620	$33,615	$26,779	$29,318
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.27	$0.16	$0.13	$0.14
Diluted — EPS	$0.27	$0.16	$0.12	$0.14
_________________________________

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 20.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

(3)
See Note 2 for details related to the revision which was recorded for the quarter ended December 31, 2013. The revision reduced the provision for income taxes and increased net income attributable to common stockholders by $3.5 million and increased basic and diluted EPS by $0.02.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2014

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2014	$11,637	$7,376	$55,573	$(66,040)	$8,546
Year Ended December 31, 2013	$8,884	$7,874	$54,774	$(59,895)	$11,637
Year Ended December 31, 2012	$9,172	$9,705	$38,123	$(48,116)	$8,884
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2014	$10,986	$—	$273	$—	$11,259
Year Ended December 31, 2013	$1,316	$—	$9,670	$—	$10,986
Year Ended December 31, 2012	$1,665	$—	$1	$(350)	$1,316
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2014	$106,793	$2,950	$(2,703)	$—	$107,040
Year Ended December 31, 2013	$83,642	$4,498	$18,653	$—	$106,793
Year Ended December 31, 2012	$78,564	$4,549	$529	$—	$83,642
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2014	$(149,288)	$—	$24,258	$—	$(125,030)
Year Ended December 31, 2013	$(131,320)	$—	$(17,968)	$—	$(149,288)
Year Ended December 31, 2012	$(136,004)	$—	$4,684	$—	$(131,320)
Deferred tax valuation allowance:
Year Ended December 31, 2014	$114,719	$21,285	$(1,803)	$—	$134,201
Year Ended December 31, 2013	$71,013	$6,213	$37,493	$—	$114,719
Year Ended December 31, 2012	$66,851	$3,713	$449	$—	$71,013
_________________________________

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation and as described below under "Management’s Report on Internal Control over Financial Reporting," we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.
In light of the material weakness in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, we completed other procedures, including validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for accounting for income taxes. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and implement internal controls which address the completion and review of our tax basis balance sheet. Although, this material weakness did not result in any material misstatements of our consolidated financial statements, it did result in misstatements related to income tax accounts, goodwill and other liabilities, and accumulated deficit and therefore revisions to our 2013 and 2012 consolidated financial statements were required. However, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Remedial Actions
In April 2014, management undertook a project to reconcile deferred tax assets and liabilities utilizing a tax basis balance sheet approach based upon the December 31, 2012, as filed tax returns. During this process, the Company identified certain errors on its historical tax basis balance sheet. While the Company has been consistently reconciling these balances properly in accordance with generally accepted accounting principles, the opening tax basis balance sheet contained certain errors causing the ending balances to be misstated. For additional details of the adjustments, see Note 2, Summary of Significant Accounting Policies - Reclassifications and Revision of Prior Period Financial Statements.
We have implemented and will continue to refine controls to address the material weakness and to strengthen our overall internal controls over accounting for income taxes specific to the preparation and review of the annual tax basis balance sheet following the filing of our income tax returns.
 We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will represent significant improvements in our controls. While we believe that implementing controls around the annual preparation and review of a tax basis balance sheet will remediate the material weakness we have identified, the material weakness in internal control will not be considered fully addressed until the new procedures have been in place for a sufficient period of time and tested to allow management to conclude that the controls are effective.
Changes in Internal Control over Financial Reporting
Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. As outlined above, we have implemented and will continue to refine controls to remediate the material weakness related to our tax basis balance sheet. The implemented controls are changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services
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
Equity Compensation Plan Information at December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,107,106	$11.63	4,916,787

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 46 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 114-116 are filed as part of this report.
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
Dated: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ R. L. WALTRIP*	Chairman of the Board	February 13, 2015
(R. L. Waltrip)

	/s/ THOMAS L. RYAN*	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 13, 2015
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 13, 2015
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2015
(Tammy R. Moore)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 13, 2015
(Alan R. Buckwalter, III)

	/s/ ANTHONY L. COELHO*	Director	February 13, 2015
(Anthony L. Coelho)

	/s/ MALCOLM GILLIS*	Director	February 13, 2015
(Malcolm Gillis)

	/s/ VICTOR L. LUND*	Director	February 13, 2015
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 13, 2015
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 13, 2015
(Clifton H. Morris, Jr.)

	/s/ W. BLAIR WALTRIP*	Director	February 13, 2015
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 13, 2015
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 13, 2015
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 13, 2015
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

ExhibitNumber		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—
Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.4	—	Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 2013).
4.1	—
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
SCI 401(k) Retirement Savings Plan, consisting of the Charles Schwab Defined Contribution Plan and Trust, Basic Plan Document #01; the Adoption Agreements to the SCI 401(k) Retirement Savings Plan and the SCI Union 401(k) Retirement Savings Plan, each as amended effective July 1, 2014, and the Directed Employee Benefit Trust Agreement between Service Corporation International and Charles Schwab Bank. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2014).

10.30	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.31	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.32	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.33	—	Amendment One to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2010).
10.34	—	Amendment Two to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014).
10.35	—	Amendment Three to Executive Deferred Compensation Plan.

ExhibitNumber		Description
10.36	—	Form of Performance Unit Grant Award Agreement.
10.37	—
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