Form 10-Q
period 2015-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2015-04-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 28, 2015 was 202,086,499 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral and cemetery arrangements sold once death has occurred.
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
Cemetery Perpetual Care or Endowment Care Fund (ECF) — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity, also referred to as a perpetual care trust. Where allowable by state law, capital gains can be distributed to us and they are recognized as cemetery revenues in the period earned. However, in certain states, capital gains within the perpetual care trusts are generally not distributable to us, so they are not included in our revenues. Capital gains which cannot be distributed in those states instead increase the investable perpetual care trust assets and trust corpus, increasing the potential for higher ordinary investment income in the future.
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property available for sale as interment rights and undeveloped land we intend to develop.
Cemetery Property Amortization — The non-cash recognized expenses of cemetery property interment rights, which are recorded by specific identification with the cemetery property revenue for each contract.
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
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These sales are recorded in Deferred preneed cemetery revenues until the merchandise is delivered, the service is performed, or when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues	$748,117	$745,495
Costs and expenses	(570,168)	(579,433)
Gross profits	177,949	166,062
General and administrative expenses	(35,055)	(55,830)
Losses on divestitures and impairment charges, net	(1,779)	(2,812)
Operating income	141,115	107,420
Interest expense	(42,939)	(44,996)
Other (expense) income, net	(58)	1,534
Income before income taxes	98,118	63,958
Provision for income taxes	(36,653)	(22,707)
Net income from continuing operations	61,465	41,251
Net income from discontinued operations, net of tax	—	140
Net income	61,465	41,391
Net income attributable to noncontrolling interests	(90)	(289)
Net income attributable to common stockholders	$61,375	$41,102
Basic earnings per share:
Net income attributable to common stockholders	$0.30	$0.19
Basic weighted average number of shares	203,510	212,838
Diluted earnings per share:
Net income attributable to common stockholders	$0.30	$0.19
Diluted weighted average number of shares	207,752	217,231
Dividends declared per share	$0.10	$0.08

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net income	$61,465	$41,391
Other comprehensive income:
Foreign currency translation adjustment	(22,633)	(11,200)
Total comprehensive income	38,832	30,191
Total comprehensive income attributable to noncontrolling interests	(74)	(315)
Total comprehensive income attributable to common stockholders	$38,758	$29,876

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$217,129	$177,335
Receivables, net	108,394	109,050
Inventories	30,181	29,697
Other	54,234	80,774
Total current assets	409,938	396,856
Preneed funeral receivables, net and trust investments	1,831,365	1,843,023
Preneed cemetery receivables, net and trust investments	2,336,364	2,306,669
Cemetery property, at cost	1,740,380	1,739,216
Property and equipment, net	1,845,506	1,861,403
Goodwill	1,811,067	1,810,853
Deferred charges and other assets	626,356	624,248
Cemetery perpetual care trust investments	1,357,401	1,341,376
Total assets	$11,958,377	$11,923,644

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$459,788	$453,042
Current maturities of long-term debt	90,960	90,931
Income taxes	37,274	8,035
Total current liabilities	588,022	552,008
Long-term debt	2,962,676	2,963,794
Deferred preneed funeral revenues	544,290	540,164
Deferred preneed cemetery revenues	1,082,968	1,062,381
Deferred tax liability	440,257	448,824
Other liabilities	496,510	502,553
Deferred preneed funeral and cemetery receipts held in trust	3,157,920	3,148,884
Care trusts’ corpus	1,344,178	1,327,658
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 206,586,471 and 205,458,331 shares issued, respectively, and 202,910,352 and 204,866,770 shares outstanding, respectively	202,910	204,867
Capital in excess of par value	1,165,894	1,186,304
Accumulated deficit	(72,771)	(81,859)
Accumulated other comprehensive income	36,797	59,414
Total common stockholders’ equity	1,332,830	1,368,726
Noncontrolling interests	8,726	8,652
Total equity	1,341,556	1,377,378
Total liabilities and equity	$11,958,377	$11,923,644
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$61,465	$41,391
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(140)
Depreciation and amortization	34,041	36,020
Amortization of intangible assets	8,150	10,080
Amortization of cemetery property	11,632	11,339
Amortization of loan costs	2,422	1,844
Provision for doubtful accounts	2,690	2,155
(Benefit) provision for deferred income taxes	(6,624)	10,124
Losses on divestitures and impairment charges, net	1,779	2,812
Share-based compensation	4,023	3,130
Excess tax benefits from share-based awards	(5,511)	(6,744)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in receivables	(2,894)	(4,227)
Decrease (increase) in other assets	5,894	(986)
Increase in payables and other liabilities	54,847	6,644
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	13,760	14,279
Increase (decrease) in deferred preneed funeral revenue	6,729	(963)
Decrease in deferred preneed funeral receipts held in trust	(21,748)	(14,768)
Effect of cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables, net and trust investments	(7,252)	2,160
Increase in deferred preneed cemetery revenue	22,375	19,421
Increase (decrease) in deferred preneed cemetery receipts held in trust	2,994	(6,262)
Other	—	1,539
Net cash provided by operating activities from continuing operations	188,772	128,848
Net cash used in operating activities from discontinued operations	—	(961)
Net cash provided by operating activities	188,772	127,887
Cash flows from investing activities:
Capital expenditures	(28,298)	(24,917)
Acquisitions, net of cash acquired	(30,616)	(779)
Proceeds from divestitures and sales of property and equipment	3,901	2,694
Net withdrawals (deposits) of restricted funds	2,841	(12,225)
Net cash used in investing activities from continuing operations	(52,172)	(35,227)
Net cash used in investing activities from discontinued operations	—	(360)
Net cash used in investing activities	(52,172)	(35,587)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	110,000
Payments of debt	(15,071)	(7,579)
Early extinguishment of debt	—	(167,093)
Principal payments on capital leases	(7,380)	(7,231)
Proceeds from exercise of stock options	9,445	7,915
Excess tax benefits from share-based awards	5,511	6,744
Purchase of Company common stock	(73,180)	(1,053)
Payments of dividends	(20,461)	(17,080)
Purchase of noncontrolling interest	—	(15,000)
Bank overdrafts and other	(6,819)	3,762
Net cash used in financing activities	(92,955)	(86,615)
Net change in cash of discontinued operations	—	1,323
Effect of foreign currency on cash and cash equivalents	(3,851)	(1,931)
Net increase in cash and cash equivalents	39,794	5,077

	Three Months Ended
	March 31,
	2015	2014
Cash and cash equivalents at beginning of period	177,335	141,584
Cash and cash equivalents at end of period	$217,129	$146,661
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(145,876)	$88,441	$10,148	$1,424,378
Comprehensive income	—	—	—	41,102	(11,226)	315	30,191
Dividends declared on common stock ($.08 per share)	—	—	(17,080)	—	—	—	(17,080)
Employee share-based compensation earned	—	—	3,130	—	—	—	3,130
Stock option exercises	964	—	7,712	—	—	—	8,676
Restricted stock awards, net of forfeitures	344	—	(344)	—	—	—	—
Purchase of Company common stock	—	(106)	(589)	(1,119)	—	—	(1,814)
Retirement of treasury stock	(42)	42	—	—	—	—	—
Tax benefits related to share-based awards	—	—	6,744	—	—	—	6,744
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(135)	(135)
Other	13	—	93	—	—	—	106
Balance at March 31, 2014	$213,606	$(74)	$1,251,573	$(105,893)	$77,215	$2,769	$1,439,196

Balance at December 31, 2014	205,458	(591)	1,186,304	(81,859)	59,414	8,652	1,377,378
Comprehensive income	—	—	—	61,375	(22,617)	74	38,832
Dividends declared on common stock ($.10 per share)	—	—	(20,461)	—	—	—	(20,461)
Employee share-based compensation earned	—	—	4,023	—	—	—	4,023
Stock option exercises	873	—	8,572	—	—	—	9,445
Restricted stock awards, net of forfeitures	254	—	(254)	—	—	—	—
Purchase of Company common stock	—	(3,085)	(17,808)	(52,287)	—	—	(73,180)
Tax benefits related to share-based awards	—	—	5,511	—	—	—	5,511
Other	1	—	7	—	—	—	8
Balance at March 31, 2015	$206,586	$(3,676)	$1,165,894	$(72,771)	$36,797	$8,726	$1,341,556

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2014. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from these estimates.
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

If a preneed contract is canceled prior to delivery, state or provincial law governs the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the consolidated statement of operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customers exceeds the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board (FASB) amended the "Presentation of Financial Statements" and "Property, Plant, and Equipment" accounting standards to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. We adopted this amendment effective January 1, 2015 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.

3. Recently Issued Accounting Standards

Revenue Recognition
In May 2014, the FASB issued the “Revenue from Contracts with Customers” accounting standard, which supersedes the revenue recognition requirements in the “Revenue Recognition” accounting standard and most industry-specific guidance. This amendment is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the new standard requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. The amendments will be applied using one of two retrospective methods. The new guidance is effective for us beginning January 1, 2017 and we are still evaluating the impact of adoption on our consolidated results of operations.
Consolidation
In February 2015, the FASB amended the "Consolidation" accounting standard to revise the consolidation model for limited partnerships, variable interest entities, and certain investment funds. Further, the amendment provides guidance on how fee arrangements and related parties should be considered when determining whether to consolidate variable interest entities. As a result of this amendment, all legal entities are required to be reevaluated to determine if they should be consolidated. The new guidance is effective for us on January 1, 2016 and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Debt Issuance Costs
In April 2015, the FASB amended the "Interest-Imputation of Interest" accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Currently, debt issuance costs are included in Other current assets and Deferred charges and other assets on our consolidated balance sheet. The amendment requires that these costs instead be presented as a direct deduction from the carrying amount of Current maturities of long-term debt and Long-term debt, consistent with the presentation of debt discounts. This change does not impact the manner in which the debt issuance costs are expensed over the life of the debt. The change in presentation is effective for us on January 1, 2016. As of March 31, 2015, the effect of this amendment would have been to reduce Other current assets and Current maturities of long-term debt by $9.3 million and to reduce Deferred charges and other assets and Long-term debt by $37.4 million. As of December 31, 2014 the effect of this amendment would have been to reduce Other current assets and Current maturities of long-term debt by $9.2 million and to reduce Deferred charges and other assets and Long-term debt by $39.7 million.
Cloud Computing Arrangements
In April 2015, the FASB amended the "Intangibles—Goodwill and Other—Internal-Use Software" accounting standard to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then we should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we should account for the arrangement as a service contract. The new guidance is effective for us on January 1, 2016 and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

4. Preneed Funeral Activities
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities as defined in the "Consolidation" accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
 Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Deposits	$29,995	$27,923
Withdrawals	$45,444	$43,737
Purchases of available-for-sale securities	$104,231	$61,485
Sales of available-for-sale securities	$82,320	$64,051
Realized gains from sales of available-for-sale securities	$4,349	$16,101
Realized losses from sales of available-for-sale securities	$(4,735)	$(1,474)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,218,591	$1,205,747
Cash and cash equivalents	126,391	162,229
Insurance-backed fixed income securities	265,059	260,899
Trust investments	1,610,041	1,628,875
Receivables from customers	270,933	262,700
Unearned finance charge	(11,992)	(11,054)
	1,868,982	1,880,521
Allowance for cancellation	(37,617)	(37,498)
Preneed funeral receivables, net and trust investments	$1,831,365	$1,843,023
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair value at March 31, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	March 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,111	$1,132	$(99)	$83,144
Canadian government	2	77,971	856	(356)	78,471
Corporate	2	24,044	673	(121)	24,596
Residential mortgage-backed	2	1,476	32	(15)	1,493
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	2,205	131	(62)	2,274
Common stock:
United States	1	369,115	31,162	(10,822)	389,455
Canada	1	13,832	3,960	(738)	17,054
Other international	1	35,885	2,637	(2,436)	36,086
Mutual funds:
Equity	1	318,059	5,747	(7,309)	316,497
Fixed income	1	233,082	2,726	(4,659)	231,149
Private equity	3	33,031	4,180	(6,168)	31,043
Other	3	6,305	1,341	(322)	7,324
Trust investments		$1,197,121	$54,577	$(33,107)	$1,218,591

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$85,775	$468	$(455)	$85,788
Canadian government	2	90,430	449	(874)	90,005
Corporate	2	24,765	423	(126)	25,062
Residential mortgage-backed	2	1,325	29	(12)	1,342
Asset-backed	2	6	—	—	6
Equity securities:
Preferred stock	2	2,503	113	(113)	2,503
Common stock:
United States	1	377,441	18,533	(7,405)	388,569
Canada	1	14,708	4,292	(895)	18,105
Other international	1	38,035	1,175	(1,560)	37,650
Mutual funds:
Equity	1	308,548	3,332	(15,901)	295,979
Fixed income	1	229,414	869	(3,576)	226,707
Private equity	3	35,094	2,649	(9,418)	28,325
Other	3	5,084	726	(104)	5,706
Trust investments		$1,213,128	$33,058	$(40,439)	$1,205,747
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. A significant increase (decrease) in the discount rates results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of March 31, 2015, the funeral merchandise and service trusts' unfunded commitment for private equity and other investments was $40.3 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$28,325	$5,706	$26,885	$1,803
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	3,476	1,952	(470)	2,036
Net realized losses included in Other (expense) income, net(2)	(17)	(8)	(8)	—
Purchases	—	—	1,887	—
Contributions	540	251	467	—
Distributions	(1,281)	(577)	(1,247)	—
Fair value, ending balance	$31,043	$7,324	$27,514	$3,839
__________________________________________

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

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at March 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$112,864
Due in one to five years	32,324
Due in five to ten years	30,115
Thereafter	12,406
$187,709

Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when the merchandise is delivered or the service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $14.4 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed funeral receipts held in trust. See Note 7 for further information related to our Deferred preneed funeral receipts held in trust. For the three months ended March 31, 2015 and 2014, we recorded a $0.5 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of March 31, 2015 and December 31, 2014, respectively, are shown in the following tables:

	March 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$10,060	$(57)	$4,790	$(42)	$14,850	$(99)
Canadian government	229	(1)	12,890	(355)	13,119	(356)
Corporate	4,491	(37)	2,629	(84)	7,120	(121)
Residential mortgage-backed	267	(2)	241	(13)	508	(15)
Equity securities:
Preferred stock	78	(62)	—	—	78	(62)
Common stock:
United States	137,804	(10,822)	367	—	138,171	(10,822)
Canada	2,558	(501)	860	(237)	3,418	(738)
Other international	14,324	(2,436)	2	—	14,326	(2,436)
Mutual funds:
Equity	104,675	(6,175)	11,172	(1,134)	115,847	(7,309)
Fixed income	36,130	(4,334)	10,995	(325)	47,125	(4,659)
Private equity	—	—	15,380	(6,168)	15,380	(6,168)
Other	—	—	1,303	(322)	1,303	(322)
Total temporarily impaired securities	$310,616	$(24,427)	$60,629	$(8,680)	$371,245	$(33,107)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$32,243	$(412)	$4,978	$(43)	$37,221	$(455)
Canadian government	2,894	(52)	14,904	(822)	17,798	(874)
Corporate	4,988	(56)	2,420	(70)	7,408	(126)
Residential mortgage-backed	217	(10)	106	(2)	323	(12)
Equity securities:
Preferred stock	26	(113)	—	—	26	(113)
Common stock:
United States	126,527	(7,403)	438	(2)	126,965	(7,405)
Canada	1,752	(379)	1,085	(516)	2,837	(895)
Other international	19,593	(1,557)	2	(3)	19,595	(1,560)
Mutual funds:
Equity	233,827	(13,219)	23,717	(2,682)	257,544	(15,901)
Fixed income	112,160	(3,128)	11,452	(448)	123,612	(3,576)
Private equity	203	(461)	13,870	(8,957)	14,073	(9,418)
Other	5	(11)	464	(93)	469	(104)
Total temporarily impaired securities	$534,435	$(26,801)	$73,436	$(13,638)	$607,871	$(40,439)

5. Preneed Cemetery Activities
 Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise or services are needed. Our cemetery merchandise and service trusts are variable interest entities as defined in the "Consolidation" accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed funeral and cemetery receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Deposits	$35,161	$28,271
Withdrawals	$31,226	$34,348
Purchases of available-for-sale securities	$106,937	$98,758
Sales of available-for-sale securities	$99,262	$92,317
Realized gains from sales of available-for-sale securities	$7,135	$25,532
Realized losses from sales of available-for-sale securities	$(7,028)	$(2,299)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,433,749	$1,404,298
Cash and cash equivalents	122,280	122,355
Trust investments	1,556,029	1,526,653
Receivables from customers	883,518	881,082
Unearned finance charges	(32,044)	(31,524)
	2,407,503	2,376,211
Allowance for cancellation	(71,139)	(69,542)
Preneed cemetery receivables, net and trust investments	$2,336,364	$2,306,669
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair value at March 31, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	March 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$62,247	$1,347	$(54)	$63,540
Canadian government	2	19,950	585	(114)	20,421
Corporate	2	7,204	124	(76)	7,252
Residential mortgage-backed	2	131	3	(1)	133
Asset-backed	2	169	18	—	187
Equity securities:
Preferred stock	2	7	1	—	8
Common stock:
United States	1	550,508	42,709	(17,833)	575,384
Canada	1	11,136	5,101	(701)	15,536
Other international	1	52,609	3,858	(3,746)	52,721
Mutual funds:
Equity	1	348,259	6,516	(7,133)	347,642
Fixed income	1	319,702	3,442	(6,449)	316,695
Private equity	3	28,910	5,568	(3,185)	31,293
Other	3	2,662	571	(296)	2,937
Trust investments		$1,403,494	$69,843	$(39,588)	$1,433,749

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$63,447	$257	$(605)	$63,099
Canadian government	2	21,687	261	(134)	21,814
Corporate	2	8,725	122	(116)	8,731
Residential mortgage-backed	2	111	3	(1)	113
Asset-backed	2	170	16	—	186
Equity securities:
Preferred stock	2	10	1	—	11
Common stock:
United States	1	557,955	22,746	(11,706)	568,995
Canada	1	10,962	5,011	(841)	15,132
Other international	1	55,632	1,605	(2,395)	54,842
Mutual funds:
Equity	1	344,443	4,244	(18,430)	330,257
Fixed income	1	314,600	679	(4,702)	310,577
Private equity	3	32,342	3,185	(6,183)	29,344
Other	3	1,082	186	(71)	1,197
Trust investments		$1,411,166	$38,316	$(45,184)	$1,404,298
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of March 31, 2015, the cemetery merchandise and service trusts' unfunded commitment for private equity and other investments was $41.6 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$29,344	$1,197	$26,844	$1,245
Net unrealized gains included in Accumulated other comprehensive income(1)	2,724	2,077	1,487	9
Net realized losses included in Other (expense) income, net(2)	(17)	(8)	(8)	(1)
Contributions	562	266	499	—
Distributions	(1,320)	(595)	(1,303)	—
Fair value, ending balance	$31,293	$2,937	$27,519	$1,253
__________________________________________

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

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at March 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$13,190
Due in one to five years	40,020
Due in five to ten years	21,780
Thereafter	16,543
$91,533
Earnings from all our cemetery merchandise and service trust investments are recognized in current cemetery revenues when the merchandise is delivered or the service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.1 million and $11.5 million for the three months ended March 31, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed cemetery receipts held in trust. See Note 7 for further information related to our Deferred preneed cemetery receipts held in trust. For the three months ended March 31, 2015 and 2014, we recorded a $0.5 million and a $0.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of March 31, 2015 are shown in the following tables:

	March 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$12,955	$(53)	$14	$(1)	$12,969	$(54)
Canadian government	1,263	(3)	3,146	(111)	4,409	(114)
Corporate	175	(3)	3,381	(73)	3,556	(76)
Residential mortgage-backed	29	—	21	(1)	50	(1)
Equity securities:
Common stock:
United States	215,891	(17,833)	—	—	215,891	(17,833)
Canada	2,573	(326)	552	(375)	3,125	(701)
Other international	21,396	(3,746)	—	—	21,396	(3,746)
Mutual funds:
Equity	213,762	(7,126)	69	(7)	213,831	(7,133)
Fixed income	39,290	(5,955)	15,036	(494)	54,326	(6,449)
Private equity	—	—	7,397	(3,185)	7,397	(3,185)
Other	—	—	654	(296)	654	(296)
Total temporarily impaired securities	$507,334	$(35,045)	$30,270	$(4,543)	$537,604	$(39,588)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,072	$(605)	$—	$—	$45,072	$(605)
Canadian government	—	—	4,858	(134)	4,858	(134)
Corporate	2,017	(61)	1,936	(55)	3,953	(116)
Residential mortgage-backed	33	(1)	—	—	33	(1)
Equity securities:
Common stock:
United States	192,015	(11,706)	585	—	192,600	(11,706)
Canada	2,069	(319)	778	(522)	2,847	(841)
Other international	28,308	(2,395)	—	—	28,308	(2,395)
Mutual funds:
Equity	303,211	(18,329)	1,577	(101)	304,788	(18,430)
Fixed income	159,572	(4,106)	15,113	(596)	174,685	(4,702)
Private equity	88	(100)	7,518	(6,083)	7,606	(6,183)
Other	2	(3)	259	(68)	261	(71)
Total temporarily impaired securities	$732,387	$(37,625)	$32,624	$(7,559)	$765,011	$(45,184)

6. Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the "Consolidation" accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in

Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care trusts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Deposits	$9,253	$11,837
Withdrawals	$13,158	$5,885
Purchases of available-for-sale securities	$101,660	$38,895
Sales of available-for-sale securities	$53,765	$30,072
Realized gains from sales of available-for-sale securities	$398	$5,045
Realized losses from sales of available-for-sale securities	$(129)	$(337)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,253,601	$1,192,966
Cash and cash equivalents	103,800	148,410
Cemetery perpetual care trust investments	$1,357,401	$1,341,376
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair value at March 31, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	March 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$788	$38	$(4)	$822
Canadian government	2	28,631	965	(199)	29,397
Corporate	2	14,003	372	(139)	14,236
Residential mortgage-backed	2	970	18	(6)	982
Asset-backed	2	666	10	(8)	668
Equity securities:
Preferred stock	2	5,329	65	(164)	5,230
Common stock:
United States	1	233,757	12,144	(8,864)	237,037
Canada	1	7,148	2,773	(457)	9,464
Other international	1	12,581	219	(1,063)	11,737
Mutual funds:
Equity	1	17,658	3,211	(267)	20,602
Fixed income	1	884,376	7,121	(10,102)	881,395
Private equity	3	34,024	1,439	(7,240)	28,223
Other	3	13,188	1,539	(919)	13,808
Cemetery perpetual care trust investments		$1,253,119	$29,914	$(29,432)	$1,253,601

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$794	$40	$(4)	$830
Canadian government	2	31,993	442	(233)	32,202
Corporate	2	16,762	344	(210)	16,896
Residential mortgage-backed	2	910	15	(6)	919
Asset-backed	2	661	10	(4)	667
Equity securities:
Preferred stock	2	4,439	60	(12)	4,487
Common stock:
United States	1	225,129	9,340	(4,881)	229,588
Canada	1	7,419	2,737	(596)	9,560
Other international	1	8,102	90	(399)	7,793
Mutual funds:
Equity	1	17,310	3,264	(93)	20,481
Fixed income	1	846,230	1,580	(14,263)	833,547
Private equity	3	34,288	408	(10,788)	23,908
Other	3	13,526	1,094	(2,532)	12,088
Cemetery perpetual care trust investments		$1,207,563	$19,424	$(34,021)	$1,192,966
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. A significant increase (decrease) in the discounts results in a directionally opposite change in the fair value of the instruments. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.

As of March 31, 2015, the cemetery perpetual care trusts' unfunded commitment for private equity and other investments was $8.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$23,908	$12,088	$19,779	$11,590
Net unrealized gains included in Accumulated other comprehensive income(1)	3,917	1,195	727	128
Net realized losses included in Other (expense) income, net(2)	(12)	(15)	(12)	(6)
Sales	—	—	(17)	—
Contributions	495	648	694	—
Distributions	(85)	(108)	(365)	—
Fair value, ending balance	$28,223	$13,808	$20,806	$11,712
__________________________________________

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

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at March 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$18,620
Due in one to five years	19,101
Due in five to ten years	7,488
Thereafter	896
$46,105
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. Recognized trust fund income related to these trust investments was $13.4 million and $13.3 million for the three months ended March 31, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2015, we recorded a $0.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the three months ended March 31, 2014 was no impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values, and the duration of unrealized losses are shown in the following tables.

	March 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$436	$(3)	$68	$(1)	$504	$(4)
Canadian government	2,103	(6)	4,952	(193)	7,055	(199)
Corporate	1,013	(22)	5,360	(117)	6,373	(139)
Residential mortgage-backed	160	(1)	213	(5)	373	(6)
Asset-backed	371	(8)	—	—	371	(8)
Equity securities:
Preferred stock	3,234	(164)	54	—	3,288	(164)
Common stock:
United States	134,139	(8,864)	152	—	134,291	(8,864)
Canada	1,175	(160)	701	(297)	1,876	(457)
Other international	8,550	(1,063)	—	—	8,550	(1,063)
Mutual funds:
Equity	2,649	(253)	185	(14)	2,834	(267)
Fixed income	345,809	(10,054)	2,045	(48)	347,854	(10,102)
Private equity	—	—	10,092	(7,240)	10,092	(7,240)
Other	—	—	4,380	(919)	4,380	(919)
Total temporarily impaired securities	$499,639	$(20,598)	$28,202	$(8,834)	$527,841	$(29,432)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$497	$(4)	$—	$—	$497	$(4)
Canadian government	—	—	7,825	(233)	7,825	(233)
Corporate	4,656	(108)	3,198	(102)	7,854	(210)
Residential mortgage-backed	256	(5)	69	(1)	325	(6)
Asset-backed	373	(4)	—	—	373	(4)
Equity securities:
Preferred stock	2,224	(11)	49	(1)	2,273	(12)
Common stock:
United States	100,370	(4,803)	419	(78)	100,789	(4,881)
Canada	2,418	(244)	757	(352)	3,175	(596)
Other international	4,444	(399)	—	—	4,444	(399)
Mutual funds:
Equity	2,601	(85)	153	(8)	2,754	(93)
Fixed income	576,890	(14,177)	2,581	(86)	579,471	(14,263)
Private equity	9,213	(798)	14,254	(9,990)	23,467	(10,788)
Other	4,069	(352)	6,276	(2,180)	10,345	(2,532)
Total temporarily impaired securities	$708,011	$(20,990)	$35,581	$(13,031)	$743,592	$(34,021)

7. Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Funeral and Cemetery Receipts Held in Trust
We consolidate the merchandise and service trusts associated with our preneed funeral and cemetery activities in accordance with the "Consolidation" accounting standard. Although the standard requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability to us.
The components of Deferred preneed funeral and cemetery receipts held in trust in our unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014 are detailed below.

	March 31, 2015			December 31, 2014
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,610,041	$1,556,029	$3,166,070	$1,628,875	$1,526,653	$3,155,528
Accrued trust operating payables and other	(2,860)	(5,290)	(8,150)	(2,487)	(4,157)	(6,644)
Deferred preneed funeral and cemetery receipts held in trust	$1,607,181	$1,550,739	$3,157,920	$1,626,388	$1,522,496	$3,148,884
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014 are detailed below.

	March 31, 2015	December 31, 2014
	(In thousands)
Cemetery perpetual care trust investments	$1,357,401	$1,341,376
Accrued trust operating payables and other	(13,223)	(13,718)
Care trusts’ corpus	$1,344,178	$1,327,658
Other (Expense) Income, Net
The components of Other (expense) income, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$4,349	$7,135	$398	$—	$11,882
Realized losses	(4,735)	(7,028)	(129)	—	(11,892)
Impairment charges	(471)	(520)	(512)	—	(1,503)
Interest, dividend, and other ordinary income	4,062	3,516	10,545	—	18,123
Trust expenses and income taxes	(5,827)	(8,515)	(6,273)	—	(20,615)
Net trust investment (loss) income	(2,622)	(5,412)	4,029	—	(4,005)
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	2,622	5,412	(4,029)	—	4,005
Other (expense) income, net	—	—	—	(58)	(58)
Total other (expense) income, net	$—	$—	$—	$(58)	$(58)

	Three Months Ended March 31, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$16,101	$25,532	$5,045	$—	$46,678
Realized losses	(1,474)	(2,299)	(337)	—	(4,110)
Impairment charges	(251)	(339)	(40)	—	(630)
Interest, dividend, and other ordinary income	5,574	2,495	14,062	—	22,131
Trust expenses and income taxes	(4,467)	(4,815)	(6,023)	—	(15,305)
Net trust investment income	15,483	20,574	12,707	—	48,764
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(15,483)	(20,574)	(12,707)	—	(48,764)
Other (expense) income, net	—	—	—	1,534	1,534
Total other (expense) income, net	$—	$—	$—	$1,534	$1,534

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 37.4% and 35.5% for the three months ended March 31, 2015 and 2014, respectively. The lower effective tax rate for the three months ended March 31, 2014 is primarily due to the benefits associated with the Stewart acquisition coupled with state legislative changes partially offset by an increase in our liability related to unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2015 is above the 35% federal statutory tax rate primarily due to state tax expense partially offset by foreign earnings taxed at lower rates.

Unrecognized Tax Benefits
As of March 31, 2015, the gross amount of our unrecognized tax benefits was $191.7 million and the gross amount of our accrued interest was $48.5 million. Additional interest expense of $0.9 million was accrued during the three months ended March 31, 2015.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry-back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2012. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$197,377	$197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	550,000	550,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	355,000	370,000
Bank credit facility due July 2018	250,000	235,000
Obligations under capital leases	179,824	181,002
Mortgage notes and other debt, maturities through 2050	4,187	4,251
Unamortized discounts and other, net	(2,752)	(2,905)
Total debt	3,053,636	3,054,725
Less: current maturities of debt	(90,960)	(90,931)
Total long-term debt	$2,962,676	$2,963,794
Current maturities of debt at March 31, 2015 primarily comprise our capital leases and amounts due under our term loan. Our consolidated debt had a weighted average interest rate of 5.21% at both March 31, 2015 and December 31, 2014. Approximately 75% of our total debt had a fixed interest rate at both March 31, 2015 and December 31, 2014.
During the three months ended March 31, 2015 we made a scheduled payment on our Term Loan due July 2018 of $15.0 million and borrowed $15.0 million on our bank credit facility. During the three months ended March 31, 2014, we made payments totaling $167.1 million to extinguish our Senior Convertible Notes and a $7.5 million scheduled payment on our Term Loan due July 2018.
Bank Credit Agreement
The Company has a $500 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of March 31, 2015, we have $250.0 million in outstanding borrowings under our bank credit facility and have issued $31.6 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% at March 31, 2015. As of March 31, 2015, we have $218.4 million in borrowing capacity under the bank credit facility.

Capital Leases
During the three months ended March 31, 2015 and 2014, we acquired $7.3 million and $10.7 million, respectively, of capital leases, primarily related to transportation equipment. We made aggregate principal payments of $7.4 million and $7.2 million on our capital lease obligations for the three months ended March 31, 2015 and 2014, respectively.

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
The fair value of our debt instruments at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$207,246	$208,075
7.0% Senior Notes due June 2017	320,665	320,043
7.625% Senior Notes due October 2018	289,063	277,538
4.5% Senior Notes due November 2020	204,000	201,700
8.0% Senior Notes due November 2021	177,750	174,375
5.375% Senior Notes due January 2022	449,225	437,750
5.375% Senior Notes due May 2024	573,447	558,250
7.5% Senior Notes due April 2027	231,800	220,890
Term Loan due July 2018	355,000	370,000
Bank credit facility due July 2018	250,000	235,000
Mortgage notes and other debt, maturities through 2047	4,187	4,277
Total fair value of debt instruments	$3,062,383	$3,007,898
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The bank credit agreement and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2015:

Three Months Ended
Assumptions	March 31, 2015
Dividend yield	1.8%
Expected volatility	23.3%
Risk-free interest rate	1.3%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the three months ended March 31, 2015:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	12,107,106	$11.63
Granted	2,036,010	$23.00
Exercised	(873,169)	$10.92
Outstanding at March 31, 2015	13,269,947	$13.41
Exercisable at March 31, 2015	9,059,704	$10.49
As of March 31, 2015, the unrecognized compensation expense related to stock options of $14.2 million is expected to be recognized over a weighted average period of 1.6 years.
Restricted Shares
Restricted share activity for the three months ended March 31, 2015 was as follows:

	Restricted shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2014	1,319,260	$13.39
Granted	253,791	$23.00
Vested	(987,684)	$12.35
Nonvested restricted shares at March 31, 2015	585,367	$19.32
As of March 31, 2015, the unrecognized compensation expense related to restricted shares of $10.5 million is expected to be recognized over a weighted average period of 2.2 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(22,617)	—	(22,617)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	50,667	50,667
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(50,667)	(50,667)
Balance at March 31, 2015	$36,797	$—	$36,797

Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(11,226)	—	(11,226)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	17,039	17,039
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, net of taxes	—	(17,039)	(17,039)
Balance at March 31, 2014	$77,215	$—	$77,215
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended

March 31, 2015, we repurchased 3,084,558 shares of common stock at an aggregate cost of $73.2 million, which is an average cost per share of $23.74. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $167.1 million at March 31, 2015.
Subsequent to March 31, 2015, we repurchased 841,500 shares of common stock at an aggregate cost of $22.7 million, which is an average cost per share of $26.96. After these second quarter repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program is approximately $144.4 million.

13. Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2015	$507,656	$240,461	$748,117
2014	$509,045	$236,450	$745,495
Gross profits:
2015	$124,679	$53,270	$177,949
2014	$119,220	$46,842	$166,062
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Gross profits from reportable segments	$177,949	$166,062
General and administrative expenses	(35,055)	(55,830)
Losses on divestitures and impairment charges, net	(1,779)	(2,812)
Operating income	141,115	107,420
Interest expense	(42,939)	(44,996)
Other expense (income), net	(58)	1,534
Income before income taxes	$98,118	$63,958
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended March 31,
Revenues from external customers:
2015	$700,452	$47,665	$748,117
2014	$694,369	$51,126	$745,495

14. Supplementary Information
Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Property and merchandise revenues:
Funeral	$160,898	$164,176
Cemetery	161,280	155,392
Total property and merchandise revenues	322,178	319,568
Services revenues:
Funeral	313,886	310,105
Cemetery	71,541	71,383
Total services revenues	385,427	381,488
Other revenues	40,512	44,439
Total revenues	$748,117	$745,495
Property and merchandise costs and expenses:
Funeral	$79,158	$81,455
Cemetery	69,023	69,537
Total cost of property and merchandise	148,181	150,992
Services costs and expenses:
Funeral	154,972	158,533
Cemetery	34,133	37,038
Total cost of services	189,105	195,571
Overhead and other expense	232,882	232,870
Total costs and expenses	$570,168	$579,433

Non-Cash Investing and Financing Transactions

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Options exercised by attestation	$—	$761
Shares repurchased	$—	$(761)
Net change in capital expenditure accrual	$(3,547)	$(1,483)

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2015 and December 31, 2014, we have self-insurance reserves of $75.1 million and $74.0 million, respectively.
Litigation
We are a party to various litigation matters, investigations, and proceedings. Some of the more frequent ordinary routine litigation incidental to our business is based on burial practices claims and employment related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky lawsuit described below.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$61,375	$41,102
After tax interest on convertible debt	12	13
Net income — diluted	$61,387	$41,115
Weighted average shares (denominator):
Weighted average shares — basic	203,510	212,838
Stock options	4,121	4,272
Convertible debt	121	121
Weighted average shares — diluted	207,752	217,231
Net income per share:
Basic	$0.30	$0.19
Diluted	$0.30	$0.19
Earnings per share from discontinued operations were less than $0.005; therefore, net income from continuing operations attributable to common shareholders per share is the same as net income per share in the table above.
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive earnings per share are 1.1 million shares and 2.7 million shares for the periods ended March 31, 2015 and 2014, respectively.

17. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Losses on divestitures and impairment charges, net, which comprise the following for the three months ended March 31, :

	Three Months Ended
	March 31
	2015	2014
	(In thousands)

Gains on divestitures, net	$1,913	$1,927
Impairment losses	(3,692)	(4,739)
	$(1,779)	$(2,812)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At March 31, 2015, we operated 1,558 funeral service locations and 465 cemeteries (including 261 combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.3 billion backlog of future revenues from both trust and insurance-funded sales at March 31, 2015, which is the result of preneed funeral and cemetery sales. Preneed arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is fully developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary merchandise and services and cremation memorialization cemetery property; controlling salary, merchandise costs, and other expense categories; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of burial and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a burial service. To further enhance revenue opportunities,we continue to develop memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities from continuing operations provided $188.8 million in the three months ended March 31, 2015. We have $218.4 million in excess borrowing capacity under our bank credit facility. Currently none of our Senior Notes are due to mature until April 2016.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2015, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2015 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.57
Interest coverage ratio	3.00 (Min)	4.84
We believe these sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $217.1 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs.
It is our intention to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in acquisitions and new builds. We intend to make acquisitions of funeral homes and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral home facilities. We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.10 per common share in 2015. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the three months ended March 31, 2015, we repurchased 3,084,558 shares of common stock at an aggregate cost of $73.2 million, which is an average cost per share of $23.74. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was $167.1 million at March 31, 2015. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Repurchase debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile.

We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $60.9 million to $188.8 million in the three months ended March 31, 2015 from $127.9 million in the three months ended March 31, 2014. Included in 2015 are a decrease in acquisition and transition costs of $25.6 million and a $1.2 million decrease in excess tax benefits from share-based awards.
Excluding the above items, cash flow from operations increased $34.1 million as a result of the following:

•	a $12.4 million increase in cash receipts from customers;

•	a $0.7 million increase in General Agency (GA) receipts;

•	a $28.5 million decrease in employee compensation;

•	a $10.7 million decrease in cash tax payments;

•	a $3.3 million decrease in cash interest paid; and

•	a $2.1 million increase in net trust fund withdrawals; partially offset by

•	a $23.4 million increase in vendor and other payments.
Investing Activities
Cash flows from investing activities used $52.2 million in the three months ended March 31, 2015 compared to using $35.6 million in the same period of 2014. This increase was primarily attributable to an increase of $29.8 million in cash spent on acquisitions and a $3.4 million increase in capital expenditures, partially offset by a $15.1 million decrease in net deposits of restricted funds and a $1.2 million increase in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $93.0 million in the three months ended March 31, 2015 compared to using $86.6 million in the same period of 2014. This increase was primarily driven by a decrease in debt issuances $95.0 million, a $72.1 million increase in repurchases of Company common stock, a $10.6 million change in bank overdrafts, and a $3.4 million increase in dividends partially offset by a $159.5 million decrease in debt and capital lease payments and early extinguishments and a $15.0 million decrease in purchases of noncontrolling interests.
We repurchased 3,084,558 shares in the three months ended March 31, 2015 for $73.2 million and 105,791 shares in the same period of 2014 for $1.1 million. We paid cash dividends of $20.5 million in the three months ended March 31, 2015 and $17.1 million in the same period of 2014.
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

	March 31, 2015	December 31, 2014
	(In millions)
Preneed funeral	$112.9	$121.1
Preneed cemetery:
Merchandise and services	136.0	138.1
Pre-construction	4.8	4.6
Bonds supporting preneed funeral and cemetery obligations	253.7	263.8
Bonds supporting preneed business permits	4.4	4.4
Other bonds	17.8	18.0
Total surety bonds outstanding	$275.9	$286.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2015 and 2014, we had $4.6 million and $4.4 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery services and merchandise. Since preneed funeral and cemetery merchandise or services will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. These trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed funeral or cemetery contract in lieu of placing funds into trust accounts.
 Trust-Funded Preneed Funeral and Cemetery Contracts: The funds are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.
The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$65.1	$59.3
Sales production (number of contracts)	21,135	20,400
Maturities	$60.3	$58.1
Maturities (number of contracts)	17,364	15,365
Cemetery:
Sales production:
Preneed	$166.9	$151.7
Atneed	72.8	81.0
Total sales production	$239.7	$232.7
Sales production deferred to backlog:
Preneed	$76.0	$60.9
Atneed	59.0	62.7
Total sales production deferred to backlog	$135.0	$123.6
Revenue recognized from backlog:
Preneed	$44.7	$42.3
Atneed	56.1	59.9
Total revenue recognized from backlog	$100.8	$102.2

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
The table below details the results of insurance-funded preneed funeral production and maturities for the three months ended March 31, 2015 and 2014, and the number of contracts associated with those transactions.

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Preneed funeral insurance-funded:
Sales production (1)	$128.8	$155.1
Sales production (number of contracts) (1)	21,646	26,331
General Agency revenue	$29.6	$29.4
Maturities	$91.1	$101.0
Maturities (number of contracts)	15,969	18,519

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
Backlog of Preneed Funeral and Cemetery Contracts: The following table reflects our backlog of trust-funded deferred preneed funeral and cemetery contract revenues, including amounts related to Deferred preneed funeral and cemetery receipts held in trust at March 31, 2015 and December 31, 2014. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at March 31, 2015 and December 31,

2014. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenues	$0.54	$0.54	$0.54	$0.54
Deferred preneed funeral receipts held in trust	1.61	1.59	1.63	1.63
	$2.15	$2.13	$2.17	$2.17
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.17)	(0.17)
Backlog of trust-funded preneed funeral revenues	$1.99	$1.97	$2.00	$2.00
Backlog of insurance-funded preneed funeral revenues (1)	4.83	4.83	4.82	4.82
Total backlog of preneed funeral revenues	$6.82	$6.80	$6.82	$6.82
Preneed funeral receivables, net and trust investments	$1.83	$1.81	$1.84	$1.85
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.68	$1.66	$1.68	$1.69
Insurance policies associated with insurance-funded deferred preneed funeral revenues, net of estimated allowance for cancellation (1)	4.83	4.83	4.82	4.82
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.51	$6.49	$6.50	$6.51
Deferred preneed cemetery revenues	$1.08	$1.08	$1.06	$1.06
Deferred preneed cemetery receipts held in trust	1.55	1.52	1.52	1.53
	$2.63	$2.60	$2.58	$2.59
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.11)	(0.11)
Total backlog of deferred cemetery revenues	$2.51	$2.48	$2.47	$2.48
Preneed cemetery receivables, net and trust investments	$2.34	$2.31	$2.31	$2.32
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.13)	(0.13)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.21	$2.18	$2.18	$2.19
__________________________________________

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

The fair value of our funeral and cemetery trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2015, the difference between the backlog and asset market amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.16 billion collected from customers that were not required to be deposited into trust, and $0.19 billion in allowable cash distributions from trust assets.
The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded funeral contracts. We do not reflect the unfulfilled insurance-funded preneed funeral amounts in our consolidated balance sheet because they are not assets or liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us after the time of need.
Trust Investments
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or preneed escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future for the prices that were guaranteed at the time of sale.
Also, we are required by state and provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. While some states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized gains and losses to be included in the income that is distributed.
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
As of March 31, 2015, 87% of our trust investments were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability companies (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets and compliance with the investment policy through the purchase of these LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts also include a modest allocation to alternative investments, which primarily comprise private equity investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to invest in alternative investments do so by purchasing units of the alternative investment LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well-diversified. As of March 31, 2015, the largest single equity position represented less than 1% of the total securities portfolio.
Mutual Funds
The SCI trust funds employ institutional mutual funds where operationally or economically efficient. Institutional mutual funds are utilized to invest in various asset classes including U.S. equities, non-U.S. equities, convertible bonds, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, real estate investment trusts (REITs), and commodities. The mutual funds are governed by guidelines outlined in their individual prospectuses.

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
Trust Performance
The trust fund income recognized from investment assets continues to be volatile. During the three months ended March 31, 2015, the Standard and Poor’s 500 Index increased approximately 1.0%, the Barclay’s Aggregate Index increased approximately 1.6%, and the combined SCI trusts increased approximately 1.9%.
SCI, the trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended March 31, 2015 and 2014
Management Summary
Key highlights in the first quarter of 2015 were as follows:

•
Funeral gross profits increased $5.3 million, or 4.4%, as higher gross profits driven by an increase in comparable funeral services performed more than offset the loss of $7.7 million in gross profits contributed by properties that have been subsequently divested; and

•
Cemetery gross profits increased $6.5 million, or 13.9%, as higher gross profits driven by an increase in comparable preneed cemetery property sales more than offset the loss of $2.0 million in gross profits contributed by properties that have been subsequently divested.

Results of Operations — Three Months Ended March 31, 2015 and 2014
In the first quarter of 2015, we reported net income attributable to common stockholders of $61.4 million ($0.30 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2014 of $41.1 million ($0.19 per diluted share). These results were impacted by the following items:

	2015	2014
	(In thousands)
Net after-tax (losses) gains from the sale of assets	$(1,323)	$(1,267)
After-tax expenses related to system and process transition costs	$(454)	$(1,863)
After-tax expenses related to acquisition and transition costs	$(1,773)	$(10,127)
After-tax expenses related to legal defense fees and other matters	$—	$(7,100)
Change in certain tax reserves	$(990)	$817
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended March 31, 2015 and 2014. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2014 and ending March 31, 2015. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended March 31, 2015	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$507.6	$1.8	$(0.3)	$506.1
Cemetery revenue	240.5	0.7	0.1	239.7
Total revenue	$748.1	$2.5	$(0.2)	$745.8
Gross profits
Funeral gross profits	$124.6	$(0.2)	$(0.8)	$125.6
Cemetery gross profits	53.3	—	(0.2)	53.5
Total gross profits	$177.9	$(0.2)	$(1.0)	$179.1

Three Months Ended March 31, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$509.0	$0.2	$23.9	$484.9
Cemetery revenue	236.5	—	14.4	222.1
Total revenue	$745.5	$0.2	$38.3	$707.0

Gross profits
Funeral gross profits	$119.3	$—	$7.7	$111.6
Cemetery gross profits	46.8	—	2.0	44.8
Total gross profits	$166.1	$—	$9.7	$156.4
The following table provides the data necessary to calculate our consolidated average revenue per funeral service for the three months ended March 31, 2015 and 2014. We calculate average revenue per funeral service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of consolidated average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$507.6	$509.0
Less: Consolidated funeral recognized preneed revenue	23.1	21.7
Less: Consolidated GA revenue	29.6	29.4
Less: Other revenue	3.3	3.2
Adjusted consolidated funeral revenue	$451.6	$454.7
Consolidated funeral services performed	87,310	88,064
Consolidated average revenue per funeral service	$5,173	$5,163
The following table provides the data necessary to calculate our comparable average revenue per funeral service for the three months ended March 31, 2015 and 2014. We calculate average revenue per funeral service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of comparable average revenue per services because the associated service has not yet been performed.

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$506.1	$484.9
Less: Comparable funeral recognized preneed revenue	22.8	21.5
Less: Comparable GA revenue	29.6	28.7
Less: Other revenue	3.4	3.0
Adjusted comparable funeral revenue	$450.3	$431.7
Comparable funeral services performed	86,957	83,513
Comparable average revenue per funeral service	$5,178	$5,169
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $507.6 million in the first quarter of 2015 compared to $509.0 million for the same period in 2014. This decrease is primarily attributable to the loss of $23.9 million in revenues contributed by properties that have been subsequently divested partially offset by a $21.2 million increase in comparable revenues primarily due to the 4.1% increase in the number of comparable funeral services performed as described below.
Funeral Services Performed
Our consolidated funeral services performed decreased 0.9% during the first quarter of 2015 compared to the same period in 2014, primarily because of the loss of services performed by properties that have been subsequently divested partially offset by a 4.1% increase in comparable funeral services performed partially as the result of a strong flu season in the first quarter of 2015. We believe the comparable increase is consistent with trends experienced by other funeral service providers and industry vendors. Our comparable cremation rate of 51.0% in the first quarter of 2015 decreased slightly from 51.1% in 2014. While the average revenue for cremations is lower than that for burials, we continue to expand our cremation memorialization product and service offerings, which resulted in higher revenue for cremation services.
Average Revenue Per Funeral Service
Our consolidated average revenue per funeral service increased $10, or 0.2%, in the first quarter of 2015 compared to 2014, primarily due to an increase in comparable average revenue per funeral service as described below. Our comparable average revenue per funeral service increased $9, or 0.2%, in the first quarter of 2015 compared to the same period in 2014. Excluding an unfavorable Canadian currency impact, the average revenue per funeral service grew 1.1%. The increase is primarily from expanded new merchandise and service offerings including themed events, unique reception services, and customized flower placements. Additionally, we have introduced enhanced flexibility in our Dignity packages, which makes it easier for customers to customize their choices.
Funeral Gross Profits
Consolidated funeral gross profits increased $5.3 million, or 4.4%, in the first quarter of 2015 compared to the same period in 2014. This increase was primarily attributable to a $14.0 million increase in comparable gross profits partially offset by the loss of $7.7 million in gross profits contributed by properties that have been subsequently divested.
Comparable funeral gross profits increased $14.0 million, or 12.5%, in the first quarter of 2015 compared to the same period in 2014. Comparable gross margin percentage increased to 24.8% from 23.0% in the first quarter of 2015 when compared to the same period in 2014 primarily as a result of the increase in comparable revenues described above. The incremental revenues increased our gross margin percentage because of the high fixed-cost nature of our operations.
Cemetery Results
Cemetery Revenue

Consolidated cemetery revenues increased $4.0 million, or 1.7%, in the first quarter of 2015 compared to the same period in 2014. This increase is primarily attributable to the $17.6 million increase in comparable revenues partially offset by the loss of $14.4 million in gross profits contributed by properties that have been subsequently divested.
Comparable revenues increased $17.6 million, or 7.9%, primarily as a result of an increase in preneed cemetery property sales production.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $6.5 million, or 13.9%, in the first quarter of 2015 compared to the same period in 2014. This increase is primarily attributable to the $8.7 million increase in comparable gross profits partially offset by the loss of $2.0 million in gross profits contributed by properties that have been subsequently divested
Comparable cemetery gross profits increased $8.7 million, or 19.4%, and gross margin percentage increased to 22.3% from 20.2% in the first quarter of 2015 compared to the same period in 2014 primarily as a result of the increase in comparable revenue described above. The gross profit improvement was driven by the strong revenue increases, which were partially offset by higher selling costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased to $35.1 million during the first quarter of 2015 compared to $55.8 million in the same period of 2014. The current quarter included $3.7 million in integration and other costs. The prior year period included $16.0 million in acquisition and transition costs related to the integration of Stewart, an $11.1 million expense associated with legal defense and settlements costs, and $2.9 million of system integration costs. Excluding these costs in both periods, general and administrative expenses increased $5.6 million over the prior year quarter primarily due to the permanent costs associated with the increased scale of the combined SCI and Stewart entity and increased incentive compensation costs tied to total shareholder return.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 37.4% and 35.5% for the three months ended March 31, 2015 and 2014, respectively. The lower effective tax rate for the three months ended March 31, 2014 is primarily due to the benefits associated with the Stewart acquisition coupled with state legislative changes partially offset by an increase in our liability related to unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2015 is above the 35% federal statutory tax rate primarily due to state tax expense partially offset by foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 207.8 million during the first quarter of 2015 compared to 217.2 million in the same period 2014. The decrease in the number of shares reflects the impacts of shares repurchased under our share repurchase program.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. No significant changes to our accounting policies have occurred subsequent to December 31, 2014.

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

•	Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral home and cemetery industry is competitive.

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

•	Our Canadian business exposes us to operational, economic, and currency risks.

•
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations under our indebtedness.

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2014 Annual Report on Form 10-K, which was filed February 13, 2015. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2015 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.
Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts
As reported in our Form 10-K for the year ended December 31, 2014 we did not maintain effective internal control over financial reporting as of December 31, 2014 as a result of a material weakness in accounting for income taxes. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of this material weakness.
In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting and remediate the identified material weakness. However, this material weakness continues to exist as of March 31, 2015.
Accounting for Income Taxes
The remediation plan that has been implemented is to prepare and review annually a tax basis balance sheet based upon filed tax returns. Late in the fourth quarter of 2014, the Company completed tax basis balance sheets based on the as filed December 31, 2012 and 2013 tax returns. The Company will prepare and review annually a tax basis balance sheet following the filing of our income tax returns as the remedial action to alleviate the internal control weakness over financial reporting identified in Item 9A of the 2014 Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 15 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, we issued 1,102 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
January 1, 2015 - January 31, 2015	1,342,653	$22.81	1,342,653	$208,136,103
February 1, 2015 - February 28, 2015(1)	994,951	$23.57	990,533	$184,786,102
March 1, 2015 - March 31, 2015(1)	746,954	$25.62	690,555	$167,094,980
	3,084,558		3,023,741
(1) The 4,418 and 56,399 shares purchased in February and March 2015, respectively, that were not part of the publicly announced programs represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.
Subsequent to March 31, 2015 we repurchased 841,500 shares of common stock at an aggregate cost of $22.7 million, which is an average cost per share of $26.96.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014.
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2015		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014
31.1	Certification of Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.