Form 10-Q
period 2015-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2015-07-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 29, 2015 was 200,379,582 (net of treasury shares).

SERVICE CORPORATION INTERNATIONAL

GLOSSARY
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral, including cremation, and cemetery arrangements sold once death has occurred.
Burial Vault — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground, also known as outer burial containers.
Cancellation — Termination of a preneed contract, which relieves us of the obligation to provide the merchandise and services included in the contract. Cancellations may be requested by the customer or be initiated by us for failure to comply with the contractual terms of payment. State or provincial laws govern the amount of refund, if any, owed to the customer.
Care Trust Corpus — The deposits and net realized capital gains and losses included in a perpetual care trust that cannot be withdrawn. In certain states, some or all of the net realized capital gains can be distributed, so they are not included in the corpus.
Cemetery Perpetual Care or Endowment Care Fund (ECF) — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity, also referred to as a cemetery perpetual care trust. For these trusts, the corpus remains in the trust in perpetuity and the net ordinary investment earnings are distributed to us regularly and are intended to defray our expenses incurred to maintain the cemetery. In certain states, some or all of the net realized capital gains can also be distributed.
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, niches and cremation memorialization property (constructed and ready to accept interments) and undeveloped land we intend to develop for the sale of interment rights. Includes the construction-in-progress balance during the pre-construction and construction phases of projects creating new developed property.
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
Cemetery Merchandise and Services — Stone and bronze memorials, markers, burial vaults, floral placement, merchandise installations, graveside services, and burial openings and closings.
Cremation — The reduction of human remains to bone fragments by intense heat.
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual that has been cremated. These products include merchandise and cemetery property types that provide for the disposition of cremated remains such as benches, boulders, statues, ossuaries, and reefs. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
Funeral Merchandise and Services — Merchandise such as burial caskets and related accessories, burial vaults, urns and other cremation receptacles, casket and cremation memorialization products, and flowers and professional services relating to funerals including arranging and directing services, use of funeral facilities and motor vehicles, removal, preparation, embalming, cremations, memorialization, visitations, and catering.
Funeral Recognized Preneed Revenue — Funeral merchandise and travel protection sold on a preneed contract and delivered before a death has occurred.
Funeral Services Performed — The number of funeral services, including cremations, provided after the date of death, sometimes referred to as funeral volume.
General Agency (GA) Revenues — Commissions we receive from third-party life insurance companies for life insurance policies sold to preneed customers for the purpose of funding preneed arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant.
Interment — The burial or final placement of human remains in the ground, in mausoleums, in niches, or in cremation memorialization property.
Lawn Crypt — An underground outer burial receptacle constructed of concrete and reinforced steel, which is usually pre-installed in predetermined designated areas.
Marker — A method of identifying a deceased person in a particular burial space, crypt, niche, or cremation memorialization property. Permanent burial and cremation memorialization markers are usually made of bronze or stone.
Maturity — When the underlying contracted merchandise is delivered or service is performed, typically at death. This is the point at which preneed contracts are converted to atneed contracts (note — delivery of certain merchandise and services can occur prior to death).

Mausoleum — An above ground structure that is designed to house caskets and cremation urns.
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers' payments for preneed merchandise and services to be delivered or performed by us in the future. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or the cancellation of the contract.
Preneed — Purchase of cemetery property interment rights and merchandise and services prior to death occurring.
Preneed Backlog — Future revenues from unfulfilled preneed contractual arrangements.
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These sales are recorded in Deferred preneed cemetery revenues until the merchandise is delivered, the service is performed, or when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred preneed funeral revenues until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies will be reflected in revenues as these funerals are performed by us in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$754,354	$746,760	$1,502,471	$1,492,255
Costs and expenses	(587,624)	(590,716)	(1,157,792)	(1,170,151)
Gross profits	166,730	156,044	344,679	322,104
General and administrative expenses	(33,568)	(46,307)	(68,623)	(102,137)
(Losses) gains on divestitures and impairment charges, net	(5,582)	34,994	(7,361)	32,182
Operating income	127,580	144,731	268,695	252,149
Interest expense	(42,982)	(46,307)	(85,921)	(91,303)
Loss on early extinguishment of debt	—	(29,158)	—	(29,158)
Other (expense) income, net	(109)	50	(167)	1,586
Income before income taxes	84,489	69,316	182,607	133,274
Provision for income taxes	(31,007)	(37,357)	(67,660)	(60,064)
Net income from continuing operations	53,482	31,959	114,947	73,210
Net loss from discontinued operations, net of tax	(390)	(178)	(390)	(38)
Net income	53,092	31,781	114,557	73,172
Net income attributable to noncontrolling interests	(497)	(5,859)	(587)	(6,148)
Net income attributable to common stockholders	$52,595	$25,922	$113,970	$67,024
Basic earnings per share:
Net income attributable to common stockholders	$0.26	$0.12	$0.56	$0.32
Basic weighted average number of shares	202,466	212,390	202,966	212,613
Diluted earnings per share:
Net income attributable to common stockholders	$0.25	$0.12	$0.55	$0.31
Diluted weighted average number of shares	206,746	215,989	207,221	216,593
Dividends declared per share	$0.10	$0.08	$0.20	$0.16

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$53,092	$31,781	$114,557	$73,172
Other comprehensive income:
Foreign currency translation adjustments	7,874	13,528	(14,759)	2,328
Total comprehensive income	60,966	45,309	99,798	75,500
Total comprehensive income attributable to noncontrolling interests	(500)	(5,844)	(574)	(6,158)
Total comprehensive income attributable to common stockholders	$60,466	$39,465	$99,224	$69,342

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$199,096	$177,335
Receivables, net	92,192	109,050
Inventories	29,846	29,697
Other	40,036	80,774
Total current assets	361,170	396,856
Preneed funeral receivables, net and trust investments	1,829,071	1,843,023
Preneed cemetery receivables, net and trust investments	2,355,034	2,306,669
Cemetery property	1,743,950	1,739,216
Property and equipment, net	1,846,579	1,861,403
Goodwill	1,811,842	1,810,853
Deferred charges and other assets	629,436	624,248
Cemetery perpetual care trust investments	1,347,753	1,341,376
Total assets	$11,924,835	$11,923,644

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$420,926	$453,042
Current maturities of long-term debt	290,016	90,931
Income taxes	14,323	8,035
Total current liabilities	725,265	552,008
Long-term debt	2,769,861	2,963,794
Deferred preneed funeral revenues	550,663	540,164
Deferred preneed cemetery revenues	1,123,686	1,062,381
Deferred tax liability	436,602	448,824
Other liabilities	502,130	502,553
Deferred preneed receipts held in trust	3,137,017	3,148,884
Care trusts’ corpus	1,345,876	1,327,658
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 208,205,991 and 205,458,331 shares issued, respectively, and 201,751,035 and 204,866,770 shares outstanding, respectively	201,751	204,867
Capital in excess of par value	1,158,121	1,186,304
Accumulated deficit	(79,971)	(81,859)
Accumulated other comprehensive income	44,668	59,414
Total common stockholders’ equity	1,324,569	1,368,726
Noncontrolling interests	9,166	8,652
Total equity	1,333,735	1,377,378
Total liabilities and equity	$11,924,835	$11,923,644
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$114,557	$73,172
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	390	38
Loss on early extinguishment of debt	—	29,158
Premiums paid on early extinguishment of debt	—	(24,804)
Depreciation and amortization	68,899	70,595
Amortization of intangible assets	15,983	19,346
Amortization of cemetery property	26,027	25,790
Amortization of loan costs	4,865	4,048
Provision for doubtful accounts	3,431	4,541
(Benefit) provision for deferred income taxes	(8,466)	26,484
Losses (gains) on divestitures and impairment charges, net	7,361	(32,182)
Share-based compensation	7,284	6,423
Excess tax benefits from share-based awards	(13,003)	(12,521)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	2,276	(7,241)
Increase in other assets	(761)	(22,351)
Increase in payables and other liabilities	33,932	9,437
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	16,144	23,963
Increase (decrease) deferred preneed funeral revenue	14,247	(11,965)
Decrease in deferred preneed funeral receipts held in trust	(37,366)	(22,550)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(28,272)	(31,736)
Increase in deferred preneed cemetery revenue	62,482	43,478
Decrease in deferred preneed cemetery receipts held in trust	(7,506)	(1,323)
Other	3	2,017
Net cash provided by operating activities from continuing operations	282,507	171,817
Net cash used in operating activities from discontinued operations	—	(1,000)
Net cash provided by operating activities	282,507	170,817
Cash flows from investing activities:
Capital expenditures	(64,724)	(57,379)
Acquisitions	(36,726)	(7,575)
Proceeds from divestitures and sales of property and equipment	8,268	154,893
Net withdrawals (deposits) of restricted funds	8,066	(12,225)
Net cash (used in) provided by investing activities from continuing operations	(85,116)	77,714
Net cash provided by (used in) investing activities from discontinued operations	987	(361)
Net cash (used in) provided by investing activities	(84,129)	77,353
Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,000	755,000
Debt issuance costs	—	(10,500)
Payments of debt	(30,121)	(135,371)
Early extinguishment of debt	—	(762,782)
Principal payments on capital leases	(15,257)	(14,491)
Proceeds from exercise of stock options	26,799	14,791
Excess tax benefits from share-based awards	13,003	12,521
Purchase of Company common stock	(151,795)	(60,425)
Payments of dividends	(40,398)	(34,024)
Purchase of noncontrolling interest	—	(15,000)
Bank overdrafts and other	(7,533)	115

	Six Months Ended
	June 30,
	2015	2014
Net cash used in financing activities	(175,302)	(250,166)
Net change in cash of discontinued operations	—	1,323
Effect of foreign currency on cash and cash equivalents	(1,315)	(392)
Net increase (decrease) in cash and cash equivalents	21,761	(1,065)
Cash and cash equivalents at beginning of period	177,335	141,580
Cash and cash equivalents at end of period	$199,096	$140,515
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(145,876)	$88,441	$10,148	$1,424,378
Comprehensive income	—	—	—	67,024	2,318	6,158	75,500
Dividends declared on common stock ($0.16 per share)	—	—	(34,024)	—	—		(34,024)
Employee share-based compensation earned	—	—	6,423	—	—	—	6,423
Stock option exercises	1,605	—	13,947	—	—	—	15,552
Restricted stock awards, net of forfeitures	345	—	(345)	—	—	—	—
Purchase of Company common stock	—	(3,185)	(18,669)	(39,332)	—	—	(61,186)
Cancellation of Company stock	(42)	42	—	—	—	—	—
Tax benefits related to share-based awards	—	—	12,521	—	—	—	12,521
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(134)	(134)
Other	93	—	1,472	—	—	—	1,565
Balance at June 30, 2014	$214,328	$(3,153)	$1,233,232	$(118,184)	$90,759	$8,613	$1,425,595

Balance at December 31, 2014	205,458	(591)	1,186,304	(81,859)	59,414	8,652	1,377,378
Comprehensive income	—	—	—	113,970	(14,746)	574	99,798
Dividends declared on common stock ($0.20 per share)	—	—	(40,398)	—	—	—	(40,398)
Employee share-based compensation earned	—	—	7,284	—	—	—	7,284
Stock option exercises	2,432	—	24,367	—	—	—	26,799
Restricted stock awards, net of forfeitures	254	—	(254)	—	—	—	—
Purchase of Company common stock	—	(5,864)	(33,849)	(112,082)	—	—	(151,795)
Tax benefits related to share-based awards		—	13,003	—	—	—	13,003
Noncontrolling interest payment	—	—	—	—	—	(60)	(60)
Other	62	—	1,664	—	—	—	1,726
Balance at June 30, 2015	$208,206	$(6,455)	$1,158,121	$(79,971)	$44,668	$9,166	$1,333,735

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Nature of Operations
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries operating in the United States and Canada. We are best known for our Dignity Memorial® brand, North America's first transcontinental brand of deathcare products and services. Our other brands are Dignity Planning™, National Cremation Society®, Advantage® Funeral and Cremation Services, Funeraria del Angel™, Making Everlasting Memories®, Neptune Society™, and Trident Society™. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, on-line and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise is sold at funeral service locations.
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and burial openings and closings are sold at our cemeteries.

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
Preneed Receivables
We sell preneed contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are entered into prior to the delivery of the related merchandise and services, the preneed receivables are offset by a comparable deferred revenue amount. These receivables generally have an interest component for which interest income is recorded when the interest amount is considered collectible and realizable, which typically coincides with cash payment. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider receivables to be past due until the merchandise or service are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than 30 days. As the preneed receivables are offset by comparable deferred revenue amounts, we have no risk of loss related to these receivables.
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
Discontinued Operations
In April 2014, the Financial Accounting Standards Board (FASB) amended the "Presentation of Financial Statements" and "Property, Plant, and Equipment" accounting standards to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. We adopted the amendment effective January 1, 2015 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.

3. Recently Issued Accounting Standards

Revenue Recognition
In May 2014, the FASB issued the "Revenue from Contracts with Customers" accounting standard, which supersedes the revenue recognition requirements in the "Revenue Recognition" accounting standard and most industry-specific guidance. This new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, and timing of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the new standard requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. The new standard will be applied using one of two retrospective methods and is effective for us beginning January 1, 2017. We are evaluating the impact of adoption on our consolidated results of operations.
Consolidation
In February 2015, the FASB amended the "Consolidation" accounting standard to revise the consolidation model for limited partnerships, variable interest entities, and certain investment funds. Further, the amendment provides guidance on how fee arrangements and related parties should be considered when determining whether to consolidate variable interest entities. As a result of this amendment, all legal entities are required to be reevaluated to determine if they should be consolidated. The new guidance is effective for us on January 1, 2016. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Debt Issuance Costs
In April 2015, the FASB amended the "Interest—Imputation of Interest" accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Currently, debt issuance costs are included in Other current assets and Deferred charges and other assets on our condensed consolidated balance sheet. The amendment requires that these costs instead be presented as a direct deduction from the carrying amount of Current maturities of long-term debt and Long-term debt, consistent with the presentation of debt discounts. This change does not impact the manner in which the debt issuance costs are expensed over the term of the debt. The change in presentation is effective for us on January 1, 2016. As of June 30, 2015, the effect of this amendment would have been to reduce Other current assets and Current maturities of long-term debt by $9.2 million and to reduce Deferred charges and other assets and Long-term debt by $35.1 million. As of December 31, 2014 the effect of this amendment would have been to reduce Other current assets and Current maturities of long-term debt by $9.2 million and to reduce Deferred charges and other assets and Long-term debt by $39.7 million.
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
Fair Value Measurements
In May 2015, the FASB amended the "Fair Value Measurements" accounting standard to remove the requirement to disclose the fair value measurement hierarchy level associated with investments measured at net asset value as a practical expedient. Other disclosures required by the standard for these assets remain the same. This amendment does not change the underlying accounting for these investments. The new guidance is effective for us with our first quarter 2016 filing on Form 10-Q.

4. Preneed Funeral Activities
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed price-guaranteed preneed funeral contracts. Our merchandise and service trusts are variable interest entities as defined in the "Consolidation" accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
 Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$32,485	$24,949	$62,480	$52,872
Withdrawals	$41,745	$31,955	$87,189	$75,692
Purchases of available-for-sale securities	$76,404	$79,305	$180,635	$140,790
Sales of available-for-sale securities	$89,998	$107,199	$172,318	$171,250
Realized gains from sales of available-for-sale securities	$9,856	$15,911	$14,205	$32,012
Realized losses from sales of available-for-sale securities	$(3,838)	$(2,665)	$(8,572)	$(4,139)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,193,718	$1,205,747
Cash and cash equivalents	129,786	162,229
Assets associated with businesses held for sale	(178)	—
Insurance-backed fixed income securities	273,618	260,899
Trust investments	1,596,944	1,628,875
Receivables from customers	282,664	262,700
Unearned finance charge	(11,428)	(11,054)
	1,868,180	1,880,521
Allowance for cancellation	(39,109)	(37,498)
Preneed funeral receivables, net and trust investments	$1,829,071	$1,843,023
The costs and fair values associated with trust investments measured at fair value at June 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	June 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$84,838	$278	$(557)	$84,559
Canadian government	2	81,258	669	(538)	81,389
Corporate	2	23,071	485	(185)	23,371
Residential mortgage-backed	2	1,394	22	(20)	1,396
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,934	81	(81)	1,934
Common stock:
United States	1	360,907	31,539	(12,507)	379,939
Canada	1	13,769	3,427	(1,023)	16,173
Other international	1	34,518	2,653	(2,736)	34,435
Mutual funds:
Equity	1	303,237	5,085	(7,519)	300,803
Fixed income	1	233,625	488	(5,876)	228,237
Private equity	3	36,366	3,929	(5,929)	34,366
Other	3	6,024	1,232	(145)	7,111
Trust investments		$1,180,946	$49,888	$(37,116)	$1,193,718

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$85,775	$468	$(455)	$85,788
Canadian government	2	90,430	449	(874)	90,005
Corporate	2	24,765	423	(126)	25,062
Residential mortgage-backed	2	1,325	29	(12)	1,342
Asset-backed	2	6	—	—	6
Equity securities:
Preferred stock	2	2,503	113	(113)	2,503
Common stock:
United States	1	377,441	18,533	(7,405)	388,569
Canada	1	14,708	4,292	(895)	18,105
Other international	1	38,035	1,175	(1,560)	37,650
Mutual funds:
Equity	1	308,548	3,332	(15,901)	295,979
Fixed income	1	229,414	869	(3,576)	226,707
Private equity	3	35,094	2,649	(9,418)	28,325
Other	3	5,084	726	(104)	5,706
Trust investments		$1,213,128	$33,058	$(40,439)	$1,205,747
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of June 30, 2015, our unfunded commitment for our private equity and other investments was $35.5 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$31,043	$7,324	$27,514	$3,839
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	713	(868)	(1,165)	820
Net realized losses included in Other (expense) income, net(2)	(21)	(5)	(6)	(1)
Purchases	—	23	1,068	—
Sales	(36)	—	—	—
Contributions	4,092	975	490	—
Distributions	(1,425)	(338)	(562)	(189)
Fair value, ending balance	$34,366	$7,111	$27,339	$4,469

	Six Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$28,325	$5,706	$26,885	$1,803
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	4,189	1,084	(1,635)	2,856
Net realized losses included in Other (expense) income, net(2)	(38)	(13)	(14)	(1)
Purchases	—	23	2,955	—
Sales	(36)	—	—	—
Contributions	4,632	1,226	957	—
Distributions	(2,706)	(915)	(1,809)	(189)
Fair value, ending balance	$34,366	$7,111	$27,339	$4,469
______________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.

(2)
All net losses recognized in Other (expense) income, net for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other (expense) income, net to Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at June 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$111,750
Due in one to five years	31,879
Due in five to ten years	32,174
Thereafter	14,917
$190,720

Earnings from all our merchandise and service trust investments are recognized in revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $14.0 million and $17.1 million for the three months ended June 30, 2015 and 2014, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $28.4 million and $32.5 million for the six months ended June 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust. For the three months ended June 30, 2015 and 2014, we recorded a $1.0 million and a $0.1 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2015 and 2014, we recorded a $1.5 million and a $0.4 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of June 30, 2015 and December 31, 2014, respectively, are shown in the following tables:

	June 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$33,733	$(501)	$4,846	$(56)	$38,579	$(557)
Canadian government	242	(4)	13,526	(534)	13,768	(538)
Corporate	5,587	(78)	2,861	(107)	8,448	(185)
Residential mortgage-backed	335	(5)	232	(15)	567	(20)
Equity securities:
Preferred stock	176	(81)	—	—	176	(81)
Common stock:
United States	140,010	(12,507)	—	—	140,010	(12,507)
Canada	3,196	(679)	881	(344)	4,077	(1,023)
Other international	14,091	(2,736)	—	—	14,091	(2,736)
Mutual funds:
Equity	170,796	(7,149)	3,836	(370)	174,632	(7,519)
Fixed income	195,304	(5,350)	9,945	(526)	205,249	(5,876)
Private equity	—	—	18,452	(5,929)	18,452	(5,929)
Other	—	—	1,143	(145)	1,143	(145)
Total temporarily impaired securities	$563,470	$(29,090)	$55,722	$(8,026)	$619,192	$(37,116)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$32,243	$(412)	$4,978	$(43)	$37,221	$(455)
Canadian government	2,894	(52)	14,904	(822)	17,798	(874)
Corporate	4,988	(56)	2,420	(70)	7,408	(126)
Residential mortgage-backed	217	(10)	106	(2)	323	(12)
Equity securities:
Preferred stock	26	(113)	—	—	26	(113)
Common stock:
United States	126,527	(7,403)	438	(2)	126,965	(7,405)
Canada	1,752	(379)	1,085	(516)	2,837	(895)
Other international	19,593	(1,557)	2	(3)	19,595	(1,560)
Mutual funds:
Equity	233,827	(13,219)	23,717	(2,682)	257,544	(15,901)
Fixed income	112,160	(3,128)	11,452	(448)	123,612	(3,576)
Private equity	203	(461)	13,870	(8,957)	14,073	(9,418)
Other	5	(11)	464	(93)	469	(104)
Total temporarily impaired securities	$534,435	$(26,801)	$73,436	$(13,638)	$607,871	$(40,439)

5. Preneed Cemetery Activities
 Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our merchandise and service trusts are variable interest entities as defined in the "Consolidation" accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenues until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$41,093	$33,132	$76,254	$61,403
Withdrawals	$51,444	$28,221	$82,670	$62,569
Purchases of available-for-sale securities	$117,257	$111,565	$224,194	$210,323
Sales of available-for-sale securities	$139,681	$103,530	$238,943	$195,847
Realized gains from sales of available-for-sale securities	$16,406	$20,655	$23,541	$46,187
Realized losses from sales of available-for-sale securities	$(6,398)	$(3,826)	$(13,427)	$(6,125)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,407,747	$1,404,298
Cash and cash equivalents	134,678	122,355
Trust investments	1,542,425	1,526,653
Receivables from customers	917,629	881,082
Unearned finance charges	(33,124)	(31,524)
	2,426,930	2,376,211
Allowance for cancellation	(71,896)	(69,542)
Preneed cemetery receivables, net and trust investments	$2,355,034	$2,306,669
The costs and fair values associated with the trust investments measured at fair value at June 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the market value of the underlying securities held by the trusts.

	June 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$70,592	$162	$(678)	$70,076
Canadian government	2	22,113	361	(156)	22,318
Corporate	2	6,573	49	(145)	6,477
Residential mortgage-backed	2	126	2	(2)	126
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	542,616	44,610	(20,299)	566,927
Canada	1	10,954	4,620	(936)	14,638
Other international	1	51,514	3,967	(3,930)	51,551
Mutual funds:
Equity	1	331,972	4,749	(7,709)	329,012
Fixed income	1	316,758	302	(7,938)	309,122
Private equity	3	32,384	5,674	(3,191)	34,867
Other	3	2,146	442	(140)	2,448
Trust investments		$1,387,918	$64,953	$(45,124)	$1,407,747

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$63,447	$257	$(605)	$63,099
Canadian government	2	21,687	261	(134)	21,814
Corporate	2	8,725	122	(116)	8,731
Residential mortgage-backed	2	111	3	(1)	113
Asset-backed	2	170	16	—	186
Equity securities:
Preferred stock	2	10	1	—	11
Common stock:
United States	1	557,955	22,746	(11,706)	568,995
Canada	1	10,962	5,011	(841)	15,132
Other international	1	55,632	1,605	(2,395)	54,842
Mutual funds:
Equity	1	344,443	4,244	(18,430)	330,257
Fixed income	1	314,600	679	(4,702)	310,577
Private equity	3	32,342	3,185	(6,183)	29,344
Other	3	1,082	186	(71)	1,197
Trust investments		$1,411,166	$38,316	$(45,184)	$1,404,298
Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments pursuant to the fair value measurements hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of June 30, 2015, our unfunded commitment for our private equity and other investments was $36.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$31,293	$2,937	$27,519	$1,253
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	809	(2,532)	123	28
Net realized losses included in Other (expense) income, net(2)	(23)	(5)	(7)	—
Purchases	—	1,374	—	—
Contributions	4,268	1,028	526	—
Distributions and other	(1,480)	(354)	(604)	(203)
Fair value, ending balance	$34,867	$2,448	$27,557	$1,078

	Six Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$29,344	$1,197	$26,844	$1,245
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	3,533	(455)	1,610	37
Net realized losses included in Other (expense) income, net(2)	(40)	(13)	(15)	(1)
Purchases	—	1,374	—	—
Contributions	4,830	1,294	1,025	—
Distributions and other	(2,800)	(949)	(1,907)	(203)
Fair value, ending balance	$34,867	$2,448	$27,557	$1,078
________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.

(2)
All net losses recognized in Other (expense) income, net for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other (expense) income, net to Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at June 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$15,032
Due in one to five years	39,483
Due in five to ten years	25,307
Thereafter	19,360
$99,182
Earnings from all our merchandise and service trust investments are recognized in current revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.1 million and $12.4 million for the three months ended June 30, 2015 and 2014, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $24.2 million and $24.0 million for the six months ended June 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust. For the three months ended June 30, 2015 and 2014, we recorded a $1.5 million and a $0.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2015 and 2014, we recorded a $2.1 million and a $0.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of June 30, 2015 are shown in the following tables:

	June 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$48,735	$(676)	$38	$(2)	$48,773	$(678)
Canadian government	1,350	(20)	3,203	(136)	4,553	(156)
Corporate	178	(5)	3,497	(140)	3,675	(145)
Residential mortgage-backed	34	(1)	20	(1)	54	(2)
Equity securities:
Common stock:
United States	224,331	(20,299)	—	—	224,331	(20,299)
Canada	2,642	(645)	445	(291)	3,087	(936)
Other international	20,427	(3,930)	—	—	20,427	(3,930)
Mutual funds:
Equity	204,323	(7,709)	—	—	204,323	(7,709)
Fixed income	274,186	(7,339)	15,093	(599)	289,279	(7,938)
Private equity	—	—	10,398	(3,191)	10,398	(3,191)
Other	—	—	672	(140)	672	(140)
Total temporarily impaired securities	$776,206	$(40,624)	$33,366	$(4,500)	$809,572	$(45,124)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,072	$(605)	$—	$—	$45,072	$(605)
Canadian government	—	—	4,858	(134)	4,858	(134)
Corporate	2,017	(61)	1,936	(55)	3,953	(116)
Residential mortgage-backed	33	(1)	—	—	33	(1)
Equity securities:
Common stock:
United States	192,015	(11,706)	585	—	192,600	(11,706)
Canada	2,069	(319)	778	(522)	2,847	(841)
Other international	28,308	(2,395)	—	—	28,308	(2,395)
Mutual funds:
Equity	303,211	(18,329)	1,577	(101)	304,788	(18,430)
Fixed income	159,572	(4,106)	15,113	(596)	174,685	(4,702)
Private equity	88	(100)	7,518	(6,083)	7,606	(6,183)
Other	2	(3)	259	(68)	261	(71)
Total temporarily impaired securities	$732,387	$(37,625)	$32,624	$(7,559)	$765,011	$(45,184)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$10,200	$8,400	$19,453	$20,237
Withdrawals	$11,518	$9,314	$24,676	$15,199
Purchases of available-for-sale securities	$43,454	$24,927	$145,114	$63,822
Sales of available-for-sale securities	$52,371	$49,001	$106,136	$79,073
Realized gains from sales of available-for-sale securities	$1,753	$9,824	$2,151	$14,869
Realized losses from sales of available-for-sale securities	$(4,192)	$(327)	$(4,322)	$(664)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,253,133	$1,192,966
Cash and cash equivalents	94,620	148,410
Cemetery perpetual care trust investments	$1,347,753	$1,341,376
The cost and fair values associated with trust investments, at fair value at June 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities or cash held by the trusts.

	June 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,837	$19	$(59)	$3,797
Canadian government	2	32,516	612	(271)	32,857
Corporate	2	15,316	229	(291)	15,254
Residential mortgage-backed	2	1,005	13	(9)	1,009
Asset-backed	2	667	7	(19)	655
Equity securities:
Preferred stock	2	5,805	83	(374)	5,514
Common stock:
United States	1	230,980	13,561	(8,153)	236,388
Canada	1	7,608	2,536	(671)	9,473
Other international	1	12,363	201	(1,439)	11,125
Mutual funds:
Equity	1	20,592	3,781	(593)	23,780
Fixed income	1	883,480	722	(19,147)	865,055
Private equity	3	39,988	1,613	(7,464)	34,137
Other	3	13,064	1,507	(482)	14,089
Cemetery perpetual care trust investments		$1,267,221	$24,884	$(38,972)	$1,253,133

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$794	$40	$(4)	$830
Canadian government	2	31,993	442	(233)	32,202
Corporate	2	16,762	344	(210)	16,896
Residential mortgage-backed	2	910	15	(6)	919
Asset-backed	2	661	10	(4)	667
Equity securities:
Preferred stock	2	4,439	60	(12)	4,487
Common stock:
United States	1	225,129	9,340	(4,881)	229,588
Canada	1	7,419	2,737	(596)	9,560
Other international	1	8,102	90	(399)	7,793
Mutual funds:
Equity	1	17,310	3,264	(93)	20,481
Fixed income	1	846,230	1,580	(14,263)	833,547
Private equity	3	34,288	408	(10,788)	23,908
Other	3	13,526	1,094	(2,532)	12,088
Cemetery perpetual care trust investments		$1,207,563	$19,424	$(34,021)	$1,192,966
Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments pursuant to the fair value measurements hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These funds are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity investments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.

As of June 30, 2015, our unfunded commitment for our private equity and other investments was $21.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$28,223	$13,808	$20,806	$11,712
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	2,376	(1,161)	570	553
Net realized losses included in Other (expense) income, net(2)	(18)	(8)	(12)	(6)
Contributions	4,670	1,905	709	—
Distributions and other	(1,114)	(455)	(799)	(273)
Fair value, ending balance	$34,137	$14,089	$21,274	$11,986

	Six Months Ended
	June 30, 2015		June 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair market value, beginning balance	$23,908	$12,088	$19,779	$11,590
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	6,293	34	1,297	681
Net realized losses included in Other (expense) income, net(2)	(30)	(23)	(24)	(12)
Sales	—	—	(17)	—
Contributions	5,165	2,553	1,403	—
Distributions and other	(1,199)	(563)	(1,164)	(273)
Fair market value, ending balance	$34,137	$14,089	$21,274	$11,986
_________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All net losses recognized in Other (expense) income, net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other (expense) income, net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities at June 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$25,496
Due in one to five years	19,393
Due in five to ten years	7,674
Thereafter	1,009
$53,572
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues. Recognized trust fund income related to these trust investments was $19.6 million and $15.1 million for the three months ended June 30, 2015 and 2014, respectively. Recognized trust fund income related to these trust investments was $33.0 million and $29.0 million for the six months ended June 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended June 30, 2015, we recorded a $1.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2015, we recorded a $1.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. We recorded an impairment charge for the three and six months ended June 30, 2014, of less than $0.1 million in both periods.
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

	June 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,377	$(57)	$135	$(2)	$3,512	$(59)
Canadian government	2,159	(35)	5,112	(236)	7,271	(271)
Corporate	3,221	(54)	5,608	(237)	8,829	(291)
Residential mortgage-backed	143	(3)	209	(6)	352	(9)
Asset-backed	150	(19)	—	—	150	(19)
Equity securities:
Preferred stock	4,690	(374)	—	—	4,690	(374)
Common stock:
United States	106,485	(8,153)	—	—	106,485	(8,153)
Canada	1,548	(278)	725	(393)	2,273	(671)
Other international	8,297	(1,439)	—	—	8,297	(1,439)
Mutual funds:
Equity	3,784	(577)	107	(16)	3,891	(593)
Fixed income	835,332	(19,029)	2,691	(118)	838,023	(19,147)
Private equity	7	(1)	15,007	(7,463)	15,014	(7,464)
Other	5	(1)	5,504	(481)	5,509	(482)
Total temporarily impaired securities	$969,198	$(30,020)	$35,098	$(8,952)	$1,004,296	$(38,972)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$497	$(4)	$—	$—	$497	$(4)
Canadian government	—	—	7,825	(233)	7,825	(233)
Corporate	4,656	(108)	3,198	(102)	7,854	(210)
Residential mortgage-backed	256	(5)	69	(1)	325	(6)
Asset-backed	373	(4)	—	—	373	(4)
Equity securities:
Preferred stock	2,224	(11)	49	(1)	2,273	(12)
Common stock:
United States	100,370	(4,803)	419	(78)	100,789	(4,881)
Canada	2,418	(244)	757	(352)	3,175	(596)
Other international	4,444	(399)	—	—	4,444	(399)
Mutual funds:
Equity	2,601	(85)	153	(8)	2,754	(93)
Fixed income	576,890	(14,177)	2,581	(86)	579,471	(14,263)
Private equity	9,213	(798)	14,254	(9,990)	23,467	(10,788)
Other	4,069	(352)	6,276	(2,180)	10,345	(2,532)
Total temporarily impaired securities	$708,011	$(20,990)	$35,581	$(13,031)	$743,592	$(34,021)

7. Deferred Preneed Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Receipts Held in Trust
We consolidate the merchandise and service trusts associated with our preneed activities. Although the consolidation of the merchandise and service trusts is required by accounting standards, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability to us.
The components of Deferred preneed receipts held in trust in our unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 are detailed below.

	June 30, 2015			December 31, 2014
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,596,944	$1,542,425	$3,139,369	$1,628,875	$1,526,653	$3,155,528
Accrued trust operating payables and other	(794)	(1,558)	(2,352)	(2,487)	(4,157)	(6,644)
Deferred preneed receipts held in trust	$1,596,150	$1,540,867	$3,137,017	$1,626,388	$1,522,496	$3,148,884
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 are detailed below.

	June 30, 2015	December 31, 2014
	(In thousands)
Cemetery perpetual care trust investments	$1,347,753	$1,341,376
Accrued trust operating payables and other	(1,877)	(13,718)
Care trusts’ corpus	$1,345,876	$1,327,658
Other (Expense) Income, Net
The components of Other (expense) income, net in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 and 2014 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,856	$16,406	$1,753	$—	$28,015
Realized losses	(3,838)	(6,398)	(4,192)	—	(14,428)
Impairment charges	(1,023)	(1,531)	(996)	—	(3,550)
Interest, dividend, and other ordinary income	8,820	8,262	15,789	—	32,871
Trust expenses and income taxes	(4,010)	(6,592)	(16,570)	—	(27,172)
Net trust investment income (loss)	9,805	10,147	(4,216)	—	15,736
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(9,805)	(10,147)	4,216	—	(15,736)
Other expense, net	—	—	—	(109)	(109)
Total other expense, net	$—	$—	$—	$(109)	$(109)

	Six Months Ended June 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$14,205	$23,541	$2,151	$—	$39,897
Realized losses	(8,572)	(13,427)	(4,322)	—	(26,321)
Impairment charges	(1,495)	(2,050)	(1,507)	—	(5,052)
Interest, dividend, and other ordinary income	12,882	11,778	26,334	—	50,994
Trust expenses and income taxes	(9,837)	(15,107)	(22,843)	—	(47,787)
Net trust investment income	7,183	4,735	(187)	—	11,731
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(7,183)	(4,735)	187	—	(11,731)
Other expense, net	—	—	—	(167)	(167)
Total other expense, net	$—	$—	$—	$(167)	$(167)

	Three Months Ended June 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$15,911	$20,655	$9,824	$—	$46,390
Realized losses	(2,665)	(3,826)	(327)	—	(6,818)
Impairment charges	(119)	(179)	(7)	—	(305)
Interest, dividend, and other ordinary income	7,900	4,981	12,385	—	25,266
Trust expenses and income taxes	(4,978)	(4,377)	(2,127)	—	(11,482)
Net trust investment income	16,049	17,254	19,748	—	53,051
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(16,049)	(17,254)	(19,748)	—	(53,051)
Other income, net	—	—	—	50	50
Total other income, net	$—	$—	$—	$50	$50

	Six Months Ended June 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$32,012	$46,187	$14,869	$—	$93,068
Realized losses	(4,139)	(6,125)	(664)	—	(10,928)
Impairment charges	(370)	(518)	(47)	—	(935)
Interest, dividend, and other ordinary income	13,474	7,476	21,971	—	42,921
Trust expenses and income taxes	(9,445)	(9,192)	(3,674)	—	(22,311)
Net trust investment income	31,532	37,828	32,455	—	101,815
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(31,532)	(37,828)	(32,455)	—	(101,815)
Other income, net	—	—	—	1,586	1,586
Total other income, net	$—	$—	$—	$1,586	$1,586

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 36.7% and 53.9% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 37.1% and 45.1% for the six months ended June 30, 2015 and 2014, respectively. The higher effective tax rate for the three and six months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the second quarter of 2015 is above the 35% federal statutory tax rate primarily due to the state tax expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Unrecognized Tax Benefits
As of June 30, 2015, the total amount of our unrecognized tax benefits was $192.6 million and the total amount of our accrued interest was $49.5 million. Additional interest expense of $1.9 million was accrued during the six months ended June 30, 2015.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate, the SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2013. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$197,377	$197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	550,000	550,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	340,000	370,000
Bank credit facility due July 2018	265,000	235,000
Obligations under capital leases	185,956	181,002
Mortgage notes and other debt, maturities through 2050	4,137	4,251
Unamortized discounts and other, net	(2,593)	(2,905)
Total debt	3,059,877	3,054,725
Less: Current maturities of debt	(290,016)	(90,931)
Total long-term debt	$2,769,861	$2,963,794
Current maturities of debt at June 30, 2015 include our 6.75% Senior Notes due April 2016, capital leases, and amounts due under our term loan. Our consolidated debt had a weighted average interest rate of 5.21% at both June 30, 2015 and December 31, 2014. Approximately 75% of our total debt had a fixed interest rate at both June 30, 2015 and December 31, 2014.
Bank Credit Agreement
The Company has a $500 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175 million for letters of credit.
As of June 30, 2015, we have $265.0 million of outstanding borrowings under our bank credit facility and have issued $31.6 million of letters of credit. The bank credit facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% at June 30, 2015. As of June 30, 2015, we have $203.4 million in borrowing capacity under the bank credit facility.
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
In February 2014, we drew $110.0 million on our bank credit facility, which we used along with cash on hand to repay our 3.125% Senior Convertible Notes due July 2014 and our 3.375% Senior Convertible Notes due July 2016.
Debt Extinguishments and Reductions
During the six months ended June 30, 2015, we made scheduled payments on our Term Loan due July 2018 of $30.0 million and borrowed $30.0 million on our bank credit facility.
During the first half of 2014, we made debt payments of $898.2 million for scheduled and early extinguishment payments as follows:
•$250.0 million in aggregate principal of our 7.0% Senior Notes due May 2019;

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
Certain of the above transactions resulted in the recognition of a loss of $29.2 million recorded in Loss on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
Capital Leases
During the six months ended June 30, 2015 and 2014, we acquired $22.5 million and $19.0 million, respectively, of capital leases, primarily related to transportation equipment. We made aggregate principal payments of $15.3 million and $14.5 million on our capital lease obligations for the six months ended June 30, 2015 and 2014, respectively.

10. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms.
The fair value of our debt instruments at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$204,779	$208,075
7.0% Senior Notes due June 2017	318,807	320,043
7.625% Senior Notes due October 2018	285,625	277,538
4.5% Senior Notes due November 2020	204,600	201,700
8.0% Senior Notes due November 2021	176,625	174,375
5.375% Senior Notes due January 2022	443,700	437,750
5.375% Senior Notes due May 2024	575,300	558,250
7.5% Senior Notes due April 2027	230,750	220,890
Term Loan due July 2018	340,000	370,000
Bank credit facility due July 2018	265,000	235,000
Mortgage notes and other debt, maturities through 2050	4,137	4,277
Total fair value of debt instruments	$3,049,323	$3,007,898
The fair values of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The term loan, bank credit facility agreement and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2015:

Six Months Ended
Assumptions	June 30, 2015
Dividend yield	1.8%
Expected volatility	23.3%
Risk-free interest rate	1.3%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2015:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	12,107,106	$11.63
Granted	2,036,010	$23.00
Exercised	(2,421,740)	$11.13
Outstanding at June 30, 2015	11,721,376	$13.69
Exercisable at June 30, 2015	7,517,834	$10.33
As of June 30, 2015, the unrecognized compensation expense related to stock options of $12.3 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Shares
Restricted share activity for the six months ended June 30, 2015 was as follows:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2014	1,319,260	$13.39
Granted	253,791	$23.00
Vested	(987,684)	$12.35
Nonvested restricted shares at June 30, 2015	585,367	$19.32
As of June 30, 2015, the unrecognized compensation expense related to restricted shares of $9.1 million is expected to be recognized over a weighted average period of 2.0 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(14,746)	—	(14,746)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	29,761	29,761
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(29,761)	(29,761)
Balance at June 30, 2015	$44,668	$—	$44,668

Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	2,318	—	2,318
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	46,253	46,253
Reclassification of net unrealized gain activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(46,253)	(46,253)
Balance at June 30, 2014	$90,759	$—	$90,759
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On May 13, 2015, our Board of Directors approved a cash dividend of $0.10 per common share. This dividend, totaling $20.3 million, was paid on June 30, 2015.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2015, we repurchased 5,863,395 shares of common stock at an aggregate cost of $151.8 million, which is an average cost per share of $25.89. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $88.4 million at June 30, 2015.
Subsequent to June 30, 2015 we repurchased 1,439,950 shares of common stock at an aggregate cost of $42.3 million, which is an average cost per share of $29.39. After these third quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $46.1 million.

13. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended June 30,
Revenues from external customers:
2015	$471,490	$282,864	$754,354
2014	$479,540	$267,220	$746,760
Gross profits:
2015	$91,708	$75,022	$166,730
2014	$97,769	$58,275	$156,044
Six months ended June 30,
Revenues from external customers:
2015	$979,146	$523,325	$1,502,471
2014	$988,585	$503,670	$1,492,255
Gross profits:
2015	$216,387	$128,292	$344,679
2014	$216,987	$105,117	$322,104
The following table reconciles gross profits from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Gross profits from reportable segments	$166,730	$156,044	$344,679	$322,104
General and administrative expenses	(33,568)	(46,307)	(68,623)	(102,137)
(Losses) gains on divestitures and impairment charges, net	(5,582)	34,994	(7,361)	32,182
Operating income	127,580	144,731	268,695	252,149
Interest expense	(42,982)	(46,307)	(85,921)	(91,303)
Loss on early extinguishment of debt	—	(29,158)	—	(29,158)
Other (expense) income, net	(109)	50	(167)	1,586
Income before income taxes	$84,489	$69,316	$182,607	$133,274
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended June 30,
Revenues from external customers:
2015	$705,074	$49,280	$754,354
2014	$695,913	$50,847	$746,760
Six months ended June 30,
Revenues from external customers:
2015	$1,405,526	$96,945	$1,502,471
2014	$1,390,282	$101,973	$1,492,255

14. Supplementary Information
Revenues and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Property and merchandise revenues:
Funeral	$150,696	$155,649	$311,594	$320,384
Cemetery	200,748	188,970	362,028	344,362
Total property and merchandise revenues	351,444	344,619	673,622	664,746
Services revenues:
Funeral	280,989	290,078	594,875	601,238
Cemetery	73,913	71,249	145,454	142,632
Total services revenues	354,902	361,327	740,329	743,870
Other revenues	48,008	40,814	88,520	83,639
Total revenues	$754,354	$746,760	$1,502,471	$1,492,255
Property and merchandise costs and expenses:
Funeral	$76,133	$73,295	$155,291	$155,249
Cemetery	86,239	86,111	155,262	155,648
Total cost of property and merchandise	162,372	159,406	310,553	310,897
Services costs and expenses:
Funeral	158,377	162,235	313,349	321,740
Cemetery	34,793	39,023	68,926	76,061
Total cost of services	193,170	201,258	382,275	397,801
Overhead and other expense	232,082	230,054	464,964	461,453
Total costs and expenses	$587,624	$590,718	$1,157,792	$1,170,151

Non-Cash Investing and Financing Transactions

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Net change in capital expenditure accrual	$1,513	$(2,615)
Options exercised by attestation	$—	$761
Shares repurchased	$—	$(761)

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2015 and December 31, 2014, we have self-insurance reserves of $74.5 million and $74.0 million, respectively.
Litigation
We are a party to various litigation matters, investigations, and proceedings. Some of the more frequent ordinary routine litigation incidental to our business is based on burial practices claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
S.E. Funeral Homes of California, Inc. v. The Roman Catholic Archbishop of Los Angeles, et al.; Case No. BC559142; in the Superior Court of the State of California for the County of Los Angeles. The plaintiff is a company indirectly owned by Stewart Enterprises, Inc. The plaintiff filed this action in September 2014 to prevent The Roman Catholic Archbishop of Los Angeles (the “Archdiocese”) from terminating six ground leases. In reliance on the leases having 40 year terms beginning at the earliest in 1997, the plaintiff had previously made material investments since 1997 in constructing and operating funeral homes, chapels, mausoleums, and other improvements on the leased premises. In addition, the plaintiff has created a material backlog of deferred preneed revenue that plaintiff expects to receive in the coming years. In September 2014, the Archdiocese delivered notices purporting to terminate the leases and alleging that the leases were breached because the plaintiff did not obtain the Archdiocese’s consent before Stewart Enterprises, Inc. entered into a reverse merger with an affiliate of SCI. The plaintiff disputes this contention and seeks, among other things, a declaratory judgment declaring that the Archdiocese’s purported termination notices are invalid, requiring specific performance of the leases, or, in the alternative, awarding plaintiff compensatory damages. We cannot quantify the ultimate outcome in this lawsuit.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$52,595	$25,922	$113,970	$67,024
After tax interest on convertible debt	12	13	25	25
Net income — diluted	$52,607	$25,935	$113,995	$67,049
Weighted average shares (denominator):
Weighted average shares — basic	202,466	212,390	202,966	212,613
Stock options	4,159	3,478	4,134	3,859
Convertible debt	121	121	121	121
Weighted average shares — diluted	206,746	215,989	207,221	216,593
Net income per share:
Basic	$0.26	$0.12	$0.56	$0.32
Diluted	$0.25	$0.12	$0.55	$0.31
Earnings per share from discontinued operations were less than $0.005 for all periods; therefore, net income from continuing operations attributable to common shareholders per share is the same as net income per share in the table above.
The computation of diluted EPS excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. For the three months ended June 30, 2015, there were no options not currently included in the computation of dilutive EPS. For the three months ended June 30, 2014, total options not currently included in the computation of dilutive EPS were 1.7 million shares, respectively. For the six months ended June 30, 2015 and 2014, total options not currently included in the computation of dilutive EPS were 1.0 million shares and 1.9 million shares, respectively.

17. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(In thousands)
(Losses) gains on divestitures, net	$(4,940)	$35,937	$(3,027)	$37,864
Impairment losses	(642)	(943)	(4,334)	$(5,682)
	$(5,582)	$34,994	$(7,361)	$32,182

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2015, we operated 1,550 funeral service locations and 467 cemeteries (including 262 combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.5 billion backlog of future revenues from both trust and insurance-funded sales at June 30, 2015, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent we collect 10% from the customer and the property is developed.
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenues. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities, we are developing memorialization merchandise and services that specifically appeal to cremation customers. We believe that these additional merchandise and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $282.5 million in the six months ended June 30, 2015. We have $203.4 million in excess borrowing capacity under our bank credit facility.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2015, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2015 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.55
Interest coverage ratio	3.00 (Min)	5.00
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $199.1 million of cash on hand, future operating cash flows, and the available capacity under our credit facility will give us adequate liquidity to meet our short-term needs. We intend to refinance our 6.75% Senior Notes due April 2016 prior to maturity.
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the six months ended June 30, 2015, we repurchased 5,863,395 shares of common stock at an aggregate cost of $151.8 million, which is an average cost per share of $25.89. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $88.4 million at June 30, 2015. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Repurchase debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital development opportunities to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $111.7 million to $282.5 million in the first half of 2015 from $170.8 million in the first half of 2014. Included in 2015 are a decrease of acquisition, transition, and other costs of $39.0 million, a decrease of $24.8 million premiums paid on early extinguishment of debt, and a decrease of $10.3 million paid for legal defense fees.
Excluding the above items, cash flow from operations increased $37.6 million as a result of the following:

•	a $33.3 million increase in cash receipts from customers;

•	a $22.6 million increase in net trust fund withdrawals;

•	a $12.4 million decrease in cash interest paid; partially offset by
•a $4.2 million increase in cash tax payments;
•a $3.9 million increase in employee compensation; and
•a $23.2 million increase in vendor and other payments.
Investing Activities
Cash flows from investing activities used $84.1 million in the first half of 2015 compared to providing $77.4 million in the same period of 2014. This was primarily attributable to a $146.6 million decrease in cash receipts from divestitures and asset sales, an increase of $29.2 million in cash spent on acquisitions, and a $7.3 million increase in capital expenditures, partially offset by a $20.3 million increase in net withdrawals of restricted funds.
Financing Activities
Financing activities used $175.3 million in the first half of 2015 compared to using $250.2 million in the same period of 2014. This decrease was primarily driven by a decrease in debt payments net of issuance proceeds of $152.8 million, increased proceeds from exercise of stock options of $12.0 million, and a $15.0 million decrease in purchases of noncontrolling interests, partially offset by a $91.4 million increase in repurchases of Company common stock.
We repurchased 5.9 million shares in the first half of 2015 for $151.8 million and 3.1 million shares in the same period of 2014 for $60.4 million. We paid cash dividends of $40.4 million in the first half of 2015 and $34.0 million in the same period of 2014.
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

	June 30, 2015	December 31, 2014
	(In millions)
Preneed funeral	$112.8	$121.1
Preneed cemetery:
Merchandise and services	136.1	138.1
Pre-construction	4.8	4.6
Bonds supporting preneed obligations	253.7	263.8
Bonds supporting preneed business permits	4.4	4.4
Other bonds	18.0	18.0
Total surety bonds outstanding	$276.1	$286.2
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2015 and 2014, we had $5.3 million and $5.2 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2015 and 2014, we had $10.0 million and $9.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed contracts, which provide for future funeral or cemetery services and merchandise. Since preneed merchandise or services will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. These trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts.
 Trust-Funded Preneed Contracts: The funds are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$66.9	$55.1	$132.0	$114.4
Sales production (number of contracts)	21,513	18,756	42,648	39,156
Maturities	$54.9	$52.7	$115.2	$110.8
Maturities (number of contracts)	16,357	14,142	33,721	29,506
Cemetery:
Sales production:
Preneed	$221.7	$195.2	$388.6	$346.9
Atneed	81.6	81.2	154.4	162.2
Total sales production	$303.3	$276.4	$543.0	$509.1
Sales production deferred to backlog:
Preneed	$97.6	$78.7	$173.6	$139.6
Atneed	57.3	58.9	116.3	121.6
Total sales production deferred to backlog	$154.9	$137.6	$289.9	$261.2
Revenue recognized from backlog:
Preneed	$57.9	$45.8	$102.6	$88.1
Atneed	56.5	56.8	112.6	116.7
Total revenue recognized from backlog	$114.4	$102.6	$215.2	$204.8

Insurance-Funded Preneed Contracts: Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. As the insurance contract is between the insurance company and the customer, we do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited condensed consolidated balance sheet.
The table below details the results of insurance-funded preneed production and maturities for the three and six months ended June 30, 2015 and 2014, and the number of contracts associated with those transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Preneed insurance-funded:
Sales production (1)	$144.5	$163.0	$273.3	$318.1
Sales production (number of contracts) (1)	23,766	27,543	45,412	53,874
General Agency revenue	$36.8	$30.5	$66.5	$59.9
Maturities	$77.4	$93.8	$168.5	$194.9
Maturities (number of contracts)	12,817	15,454	28,786	33,974

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenues, including amounts related to Deferred preneed receipts held in trust at June 30, 2015 and December 31, 2014. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at June 30, 2015 and December 31, 2014. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

The table also reflects our preneed receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed contract revenues, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenues we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenues. Because the future revenues exceed the asset amounts, future revenues will exceed the cash distributions actually received from the associated trusts. The following table does not include backlog associated with businesses held for sale.

	June 30, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenues	$0.55	$0.55	$0.54	$0.54
Deferred preneed funeral receipts held in trust	1.60	1.59	1.63	1.63
	$2.15	$2.14	$2.17	$2.17
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.17)	(0.17)
Backlog of trust-funded preneed funeral revenues	$1.99	$1.98	$2.00	$2.00
Backlog of insurance-funded preneed revenues(1)	4.95	4.95	4.82	4.82
Total backlog of preneed funeral revenues	$6.94	$6.93	$6.82	$6.82
Preneed funeral receivables, net and trust investments	$1.83	$1.82	$1.84	$1.85
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.16)	(0.16)
Assets associated with backlog of trust-funded deferred preneed funeral revenues, net of estimated allowance for cancellation	$1.69	$1.68	$1.68	$1.69
Insurance policies associated with insurance-funded deferred revenues, net of estimated allowance for cancellation(1)	4.95	4.95	4.82	4.82
Total assets associated with backlog of preneed funeral revenues, net of estimated allowance for cancellation	$6.64	$6.63	$6.50	$6.51

Deferred preneed cemetery revenues	$1.12	$1.12	$1.06	$1.06
Deferred preneed cemetery receipts held in trust	1.54	1.52	1.52	1.53
	$2.66	$2.64	$2.58	$2.59
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.11)	(0.11)
Total backlog of deferred cemetery revenues	$2.54	$2.52	$2.47	$2.48
Preneed cemetery receivables, net and trust investments	$2.36	$2.34	$2.31	$2.32
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.13)	(0.13)
Total assets associated with backlog of deferred cemetery revenues, net of estimated allowance for cancellation	$2.23	$2.21	$2.18	$2.19
________________________

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2015, the difference between the backlog and asset market amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.15 billion collected from customers that were not required to be deposited into trust, and $0.20 billion in allowable cash distributions from trust assets.
The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded contracts. We do not reflect the unfulfilled insurance-funded preneed amounts in our consolidated balance sheet because they are not assets or liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us after the time of need.
Trust Investments
In addition to selling our merchandise and services to client families at the time of need, we sell price-guaranteed preneed contracts, which provide for future merchandise and services. Since preneed merchandise or services will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into trusts and/or preneed escrow accounts until the merchandise is delivered or the service is performed.

Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed merchandise or services in the future for the prices that were guaranteed at the time of sale.
Also, we are required by state and provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to offset the expense to maintain the cemetery property. While some of the states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the income that is distributed.
Independent trustees manage and invest all of the funds deposited into the merchandise and service trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment managers. The trustees, with input from SCI's wholly-owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets, and (2) preserving capital within acceptable levels of volatility. Preneed contracts generally take years to mature; therefore, the funds associated with these contracts are often invested for several market cycles. The cemetery perpetual care trusts emphasize providing a steady stream of investment income with some capital appreciation. The trusts seek to control risk and volatility through a combination of investment styles, asset classes, and diverse mix of investment managers.
As of June 30, 2015, 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well diversified. As of June 30, 2015, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets is volatile. During the twelve months ended June 30, 2015, the Standard and Poor’s 500 Index increased approximately 7.42% and the Barclay’s Aggregate Index increased approximately 1.86%, while the combined SCI trusts increased approximately 0.98%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended June 30, 2015 and 2014
Management Summary
Key highlights in the second quarter of 2015 were as follows:

•	Comparable funeral gross profits increased $1.6 million, or 1.8%, primarily due to an increase in comparable funeral revenues; and

•	Comparable cemetery gross profits increased $18.4 million, or 32.7%, primarily due to an increase in preneed property sales production and higher trust fund income.
Results of Operations — Three Months Ended June 30, 2015 and 2014
In the second quarter of 2015, we reported net income attributable to common stockholders of $52.6 million ($0.25 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2014 of $25.9 million ($0.12 per diluted share). These results were affected by the following items:

	2015	2014
	(In thousands)
Net after-tax (losses) gains from the sale of assets	$(4,562)	$7,020
After-tax losses from the early extinguishment of debt	$—	$(18,449)
After-tax expenses related to acquisition and transition costs	$—	$(9,100)
Change in certain tax reserves and other	$100	$(3,175)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended June 30, 2015 and 2014. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2014 and ending June 30, 2015. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended June 30, 2015	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$471.5	$3.1	$—	$468.4
Cemetery revenue	282.9	2.1	0.1	280.7
Total revenue	$754.4	$5.2	$0.1	$749.1
Gross profits
Funeral gross profits	$91.7	$(0.1)	$(0.9)	$92.7
Cemetery gross profits	75.0	0.6	(0.2)	74.6
Total gross profits	$166.7	$0.5	$(1.1)	$167.3

Three Months Ended June 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$479.6	$0.2	$20.9	$458.5
Cemetery revenue	267.2	—	12.8	254.4
Total revenue	$746.8	$0.2	$33.7	$712.9
Gross profits
Funeral gross profits	$97.8	$(0.1)	$6.8	$91.1
Cemetery gross profits	58.2	(0.3)	2.3	56.2
Total gross profits	$156.0	$(0.4)	$9.1	$147.3
The following table provides the data necessary to calculate our consolidated average revenue per service for the three months ended June 30, 2015 and 2014. We calculate average revenue per service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues, and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of consolidated average revenue per service because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$471.5	$479.6
Less: Consolidated recognized preneed revenue	25.4	20.8
Less: Consolidated GA revenue	36.8	30.5
Less: Other revenue	2.9	3.3
Adjusted consolidated funeral revenue	$406.4	$425.0
Consolidated funeral services performed	77,969	80,846
Consolidated average revenue per service	$5,212	$5,257
The following table provides the data necessary to calculate our comparable average revenue per service for the three months ended June 30, 2015 and 2014. We calculate average revenue per service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues, and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

	Three Months Ended
	June 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$468.4	$458.5
Less: Comparable recognized preneed revenue	24.9	20.7
Less: Comparable GA revenue	36.8	29.9
Less: Other revenue	2.9	2.9
Adjusted comparable funeral revenue	$403.8	$405.0
Comparable funeral services performed	77,172	77,198
Comparable average revenue per service	$5,233	$5,246
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $471.5 million in the second quarter of 2015 compared to $479.6 million for the same period in 2014. This decrease is primarily attributable to the loss of $20.9 million in revenues contributed by properties that have been subsequently divested partially offset by the $9.9 million increase in comparable revenues as described below.
Comparable revenues from funeral operations were $468.4 million in the second quarter of 2015 compared to $458.5 million for the same period in 2014. This increase was primarily due to a $4.2 million increase in recognized preneed revenues for items that are delivered at the time of sale and a $6.9 million increase in GA revenues.
Funeral Services Performed
Our consolidated funeral services performed decreased 3.6% during the second quarter of 2015 compared to the same period in 2014, primarily because of the loss of services performed by properties that have been subsequently divested. Our comparable funeral services performed remained relatively flat. Our comparable cremation rate of 51.3% in the second quarter of 2015 increased from 50.7% in the same period of 2014. This growth in comparable cremations was generated by both cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which resulted in higher average revenue for cremation services.
Average Revenue Per Service
Our consolidated average revenue per service decreased $45, or 0.9%, in the second quarter of 2015 compared to 2014, primarily due to properties that have been subsequently divested and a 0.2% decrease in comparable average revenue per service. Our comparable average revenue per service decreased $13, or 0.2%, in the second quarter of 2015 compared to the same period in 2014. Excluding unfavorable Canadian currency impact, the average revenue per service grew 0.8% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits decreased $6.1 million, or 6.2%, in the second quarter of 2015 compared to the same period in 2014. This decrease is primarily attributable to the loss of $7.7 million in gross profits contributed by properties that have been subsequently divested partially offset by the increase in comparable gross profits described below.
Comparable funeral gross profits increased $1.6 million, or 1.8%, in the second quarter of 2015 compared to the same period in 2014. Comparable gross margin percentage remained relatively flat in the second quarter of 2015 when compared to the same period in 2014. The increase in gross profits is primarily the result of the increase in comparable revenues described above partially offset by a $4.5 million increase in salaries and wages, a $1.8 million increase in selling compensation, and $1.8 million of increases in facility expenses.
Cemetery Results
Cemetery Revenue

Consolidated cemetery revenues increased $15.7 million, or 5.9%, in the second quarter of 2015 compared to the same period in 2014. This increase is attributable to the $26.3 million increase in comparable revenues described below partially offset by the loss of $12.7 million in revenues contributed by properties that have been subsequently divested.
Comparable revenues increased $26.3 million, or 10.3%, primarily as a result of an increase in preneed cemetery property sales production and higher trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $16.8 million, or 28.9%, in the second quarter of 2015 compared to the same period in 2014. This increase is attributable to the $18.4 million increase in comparable gross profits described below partially offset by the loss of $2.5 million in gross profits contributed by properties that have been subsequently divested.
Comparable cemetery gross profits increased $18.4 million, or 32.7%, and gross margin percentage increased from 22.1% to 26.6% in the second quarter of 2015 compared to the same period in 2014 primarily as a result of the increase in comparable revenue described above partially offset by a $3.1 million increase in salaries and wages and a $2.9 million increase in comparable selling costs resulting from increased preneed sales production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $12.7 million to $33.6 million during the second quarter of 2015 compared to $46.3 million in the same period of 2014. The prior year included $14.1 million in acquisition and transition costs related to the integration of Stewart and $3.9 million of system integration and other costs. Excluding these costs, general and administrative expenses increased $5.3 million over the prior year quarter, which is primarily due to the permanent costs associated with the increased scale of the combined SCI and Stewart entity.
(Losses) Gains on Divestitures and Impairment Charges, Net
We recognized a $5.6 million net pre-tax loss on divestitures and impairment charges in the second quarter of 2015 from the sale of non-strategic funeral and cemetery locations compared to a $35.0 million net pre-tax gain in the same period of 2014 from the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Losses on Early Extinguishment of Debt
During the three months ended June 30, 2014, we recognized a $29.2 million loss on early extinguishment debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 36.7% and 53.9% for the three months ended June 30, 2015 and 2014, respectively. The higher effective tax rate for the three months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the second quarter of 2015 is above the 35% federal statutory tax rate primarily due to the state tax expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 206.7 million during the second quarter of 2015 compared to 216.0 million in the same period 2014. The decrease in the number of shares reflects the impacts of shares repurchased under our share repurchase program, partially offset by stock options exercised.

Results of Operations — Six Months Ended June 30, 2015 and 2014
Management Summary
Key highlights in the first half of 2015 were as follows:

•	Comparable funeral gross profit increased $15.6 million, or 7.7%, primarily due to an increase in comparable funeral revenues; and

•	Comparable cemetery gross profit increased $27.6 million, or 27.4%, primarily driven by an increase in preneed property sales production and higher trust fund income.
Results of Operations
In the first half of 2015, we reported net income attributable to common stockholders of $114.0 million ($0.55 per diluted share) compared to net income attributable to common stockholders in the first half of 2014 of $67.0 million ($0.31 per diluted share). These results were affected by the following items:

	2015	2014
	(In thousands)
Net after-tax (losses) gains from the sale of assets	$(5,673)	$5,753
After-tax losses from the early extinguishment of debt	$—	$(18,449)
After-tax expenses related to acquisition and transition costs	$(1,823)	$(19,227)
After-tax expenses related to legal defense fees and labor matters	$—	$(7,656)
Change in certain tax reserves and other	$(1,294)	$(3,765)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the six months ended June 30, 2015 and 2014. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2014 and ending June 30, 2015. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Six Months Ended June 30, 2015	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$979.2	$5.0	$0.7	$973.5
Cemetery revenue	523.3	2.8	0.1	520.4
Total revenue	$1,502.5	$7.8	$0.8	$1,493.9
Gross profits
Funeral gross profits	$216.4	$(0.2)	$(1.6)	$218.2
Cemetery gross profits	128.3	0.6	(0.5)	128.2
Total gross profits	$344.7	$0.4	$(2.1)	$346.4

Six Months Ended June 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$988.6	$0.3	$45.9	$942.4
Cemetery revenue	503.7	—	27.3	476.4
Total revenue	$1,492.3	$0.3	$73.2	$1,418.8
Gross profits
Funeral gross profits	$217.0	$(0.2)	$14.6	$202.6
Cemetery gross profits	105.1	(0.3)	4.8	100.6
Total gross profits	$322.1	$(0.5)	$19.4	$303.2

The following table provides the data necessary to calculate our consolidated average revenue per service for the six months ended June 30, 2015 and 2014. We calculate average revenue per service by dividing consolidated funeral revenue, excluding GA revenues, recognized preneed revenues, and certain other revenues, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per service because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$979.2	$988.6
Less: Consolidated recognized preneed revenue	48.5	42.5
Less: Consolidated GA revenue	66.5	59.9
Less: Other revenue	6.2	6.5
Adjusted consolidated funeral revenue	$858.0	$879.7
Consolidated funeral services performed	165,279	168,910
Consolidated average revenue per service	$5,191	$5,208
The following table provides the data necessary to calculate our comparable average revenue per service for the six months ended June 30, 2015 and 2014. We calculate average revenue per service by dividing comparable funeral revenue, excluding comparable GA revenues, recognized preneed revenues, and certain other revenues to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenues are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

	Six Months Ended
	June 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$973.5	$942.4
Less: Comparable recognized preneed revenue	47.7	42.2
Less: Comparable GA revenue	66.4	58.6
Less: Other revenue	6.4	6.0
Adjusted comparable funeral revenue	$853.0	$835.6
Comparable funeral services performed	163,923	160,451
Comparable average revenue per service	$5,204	$5,208
Funeral Results
Funeral Revenue
Consolidated revenues from funeral operations were $979.2 million in the six months ended June 30, 2015 compared to $988.6 million for the same period in 2014. This decrease is primarily attributable to the loss of $45.2 million in revenues contributed by properties that have been subsequently divested partially offset by a $31.1 million increase in comparable revenues as described below and $4.7 million in revenue contributed by acquired properties.
Comparable revenues from funeral operations were $973.5 million in the first half of 2015 compared to $942.4 million for the same period in 2014. This increase was primarily due to a 2.2% increase in comparable funeral services performed as described below, a $5.5 million increase in recognized preneed revenues for items that are delivered at the time of sale, and a $7.8 million increase in GA revenues.
Funeral Services Performed

Our consolidated funeral services performed decreased 2.1% during the six months ended June 30, 2015 compared to the same period in 2014, primarily because of the loss of services performed by properties that have been subsequently divested offset by a 2.2% increase in comparable funeral services performed. Our comparable cremation rate of 51.0% in the six months ended June 30, 2015 increased from 50.1% in 2014. This growth in comparable cremations was generated by both cremations with service and direct cremations. While the average revenue for cremations of either type is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average revenue for cremation services.
Average Revenue Per Service
Our consolidated average revenue per service decreased $17, or 0.3%, for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to properties that have been subsequently divested. Our comparable average revenue per service remained relatively flat for the six months ended June 30, 2015 compared to the same period in 2014. Excluding an unfavorable Canadian currency impact, the average revenue per service grew approximately 0.9% despite an increase in cremation rates.
Funeral Gross Profits
Consolidated funeral gross profits decreased $0.6 million, or 0.3%, in the six months ended June 30, 2015 compared to the same period in 2014. This decrease is primarily attributable to the loss of $16.2 million in gross profits contributed by properties that have been subsequently divested offset by a $15.6 million increase in comparable gross profits as described below.
Comparable funeral gross profits increased $15.6 million, or 7.7%, and the comparable gross margin percentage increased from 21.5% to 22.4% in the six months ended June 30, 2015 when compared to the same period in 2014 primarily as a result of the increase in comparable revenue as described above partially offset by a $6.2 million increase in salaries and wages and a $1.8 million increase in selling compensation.
Cemetery Results
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $19.6 million, or 3.9%, in the six months ended June 30, 2015 compared to the same period in 2014. This increase is primarily attributable to the $44.0 million increase in comparable revenues and $2.8 million contributed by acquired properties partially offset by the loss of $27.2 million in revenues contributed by properties that have been subsequently divested.
Comparable cemetery revenues increased $44.0 million, or 9.2%, primarily as a result of an increase in preneed property sales production and higher trust fund income.
Cemetery Gross Profits
Consolidated cemetery gross profits increased $23.2 million, or 22.1%, in the six months ended June 30, 2015 compared to the same period in 2014. This increase is primarily the result of the $27.6 million increase in comparable gross profits described below partially offset by the loss of $5.3 million in gross profits contributed by properties that have been subsequently divested.
Comparable cemetery gross profits increased $27.6 million, or 27.4%, and gross margin percentage increased from 21.1% to 24.6% in the six months ended June 30, 2015 compared to the same period in 2014. This increase is primarily the result of higher revenues discussed above, partially offset by a $4.1 million increase in salaries and wages and a $3.8 million increase in comparable selling costs resulting from increased preneed production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $33.5 million to $68.6 million during the six months ended June 30, 2015 compared to $102.1 million for the same period in 2014. The current period included $3.9 million in transition costs. The prior year included $30.4 million in acquisition and transition costs related to Stewart, $11.9 million in legal settlements and defense fees primarily related to the settlement of the Eden matter, and $5.6 million in system integration and other costs. Excluding these costs in both periods, general and administrative expenses increased $10.5 million over the prior year, which is primarily due to the permanent costs associated with the increased scale of the combined SCI and Stewart entity and increased incentive compensation costs tied to total shareholder return.
(Losses) Gains on Divestitures and Impairment Charges, net

     We recognized a $7.4 million net pre-tax loss on divestitures and impairment charges in the six months ended June 30, 2015 from the sale of non-strategic funeral and cemetery locations compared to $32.2 million net pre-tax gain on divestitures and impairment charges in the six months ended June 30, 2014, which is associated with the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Interest Expense
Interest expense decreased $5.4 million to $85.9 million during the first half of 2015 compared to $91.3 million in the same period of 2014. This decrease in interest expense is primarily due to the refinancing of our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019 in the first half of 2014.
Losses on Early Extinguishment of Debt
During the six months ended June 30, 2014, we recognized a $29.2 million loss on early extinguishment debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 37.1% and 45.1% for the six months ended June 30, 2015 and 2014, respectively. The higher effective tax rate for the six months ended June 30, 2014 is primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the six months ended June 30, 2015 is above the 35% federal statutory tax rate primarily due to the state tax expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 207.2 million during the second quarter of 2015 compared to 216.6 million in the same period 2014. The decrease in the number of shares reflects the impacts of shares repurchased under our share repurchase program, partially offset by stock option exercises.

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
No other significant changes to our accounting policies have occurred subsequent to December 31, 2014, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2014 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of June 30, 2015 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.
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
In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting and remediate the identified material weakness. However, this material weakness continues to exist as of June 30, 2015.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 13, 2015, we issued 60,000 shares of common stock and 40,000 deferred common stock equivalents, or units, pursuant to the provisions regarding annual grants under the Amended and Restated Director Fee Plan to ten non-employee directors. On June 30, 2015, we issued 1,118 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
April 1, 2015 - April 30, 2015	841,500	$26.96	841,500	$144,408,275
May 1, 2015 - May 31, 2015	872,885	$28.24	872,885	$119,755,684
June 1, 2015 - June 30, 2015	1,064,452	$29.43	1,064,452	$88,432,307
	2,778,837		2,778,837

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2015 and 2014.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2015		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2015 and 2014.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.