Form 10-Q
period 2015-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2015-11-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 28, 2015 was 196,505,804 (net of treasury shares).

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
Cancellation — Termination of a preneed contract, which relieves us of the obligation to provide the goods and services included in the contract. Cancellations may be requested by the customer or be initiated by us for failure to comply with the contractual terms of payment. State or provincial laws govern the amount of refund, if any, owed to the customer.
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
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, niches and cremation memorialization property items(constructed and ready to accept interments) and undeveloped land we intend to develop for the sale of interment rights. Includes the construction-in-progress balance during the pre-construction and construction phases of projects creating new property inventory.
Cemetery Property Amortization — The non-cash recognized expenses of cemetery property interment rights, which are recorded by specific identification with the cemetery property revenue for each contract.
Cemetery Property Revenue — Recognized sales of interment rights in cemetery property when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Cemetery Merchandise and Services — Stone and bronze memorials, markers, burial vaults, floral placement, graveside services, merchandise installations, urns, outer burial containers, and burial openings and closings.
Cremation — The reduction of human remains to bone fragments by intense heat.
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual that has been cremated. These products include cemetery property inventory types that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, etc. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
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
General Agency (GA) Revenue — Commissions we receive from third-party life insurance companies for life insurance policies sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the age of the insured/annuitant.
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
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers’ payments for preneed funeral, cremation, or cemetery merchandise and services to be delivered or performed by us in the future. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or the cancellation of the contract.
Preneed — Purchase of cemetery property interment rights and merchandise and services prior to death occurring.
Preneed Backlog — Future revenue from unfulfilled preneed funeral, cremation, and cemetery contractual arrangements.
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These sales are recorded in Deferred preneed cemetery revenue until the merchandise is delivered, the service is performed, or when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred preneed funeral revenue until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our consolidated balance sheet. The proceeds of the life insurance policies will be reflected in revenue as these funerals are performed by us in the future.
Sales Average — Average revenue per funeral service performed, excluding the impact of funeral recognized preneed revenue, GA revenue, and certain other revenue.
Trust Fund Income — Recognized investment earnings from our merchandise and service and perpetual care trust investments.
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue	$714,525	$718,314	$2,216,996	$2,210,569
Costs and expenses	(572,581)	(570,016)	(1,730,373)	(1,740,167)
Gross profit	141,944	148,298	486,623	470,402
General and administrative expenses	(28,158)	(39,748)	(96,781)	(141,885)
Gains on divestitures and impairment charges, net	10,764	26,570	3,403	58,752
Operating income	124,550	135,120	393,245	387,269
Interest expense	(43,921)	(43,376)	(129,842)	(134,679)
Loss on early extinguishment of debt	(6,918)	—	(6,918)	(29,158)
Other income (expense), net	334	(9)	167	1,577
Income before income taxes	74,045	91,735	256,652	225,009
Provision for income taxes	(26,118)	(74,934)	(93,778)	(134,998)
Net income from continuing operations	47,927	16,801	162,874	90,011
Net income (loss) from discontinued operations, net of tax	—	884	(390)	846
Net income	47,927	17,685	162,484	90,857
Net income attributable to noncontrolling interests	(479)	(34)	(1,066)	(6,182)
Net income attributable to common stockholders	$47,448	$17,651	$161,418	$84,675
Basic earnings per share:
Net income attributable to common stockholders	$0.24	$0.08	$0.80	$0.40
Basic weighted average number of shares	199,310	210,820	201,729	212,009
Diluted earnings per share:
Net income attributable to common stockholders	$0.23	$0.08	$0.78	$0.39
Diluted weighted average number of shares	203,444	213,010	205,950	215,365
Dividends declared per share	$0.12	$0.09	$0.32	$0.25

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$47,927	$17,685	$162,484	$90,857
Other comprehensive income:
Foreign currency translation adjustments	(28,182)	(16,060)	(42,941)	(13,732)
Reclassification of foreign currency translation adjustments to discontinued operations	—	3,114	—	3,114
Total comprehensive income	19,745	4,739	119,543	80,239
Total comprehensive income attributable to noncontrolling interests	(464)	(24)	(1,038)	(6,182)
Total comprehensive income attributable to common stockholders	$19,281	$4,715	$118,505	$74,057

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$141,950	$177,335
Receivables, net	81,777	109,050
Inventories	29,557	29,697
Other	67,458	80,774
Total current assets	320,742	396,856
Preneed funeral receivables, net and trust investments	1,734,444	1,843,023
Preneed cemetery receivables, net and trust investments	2,267,806	2,306,669
Cemetery property	1,745,939	1,739,216
Property and equipment, net	1,851,264	1,861,403
Goodwill	1,799,939	1,810,853
Deferred charges and other assets	628,768	624,248
Cemetery perpetual care trust investments	1,304,219	1,341,376
Total assets	$11,653,121	$11,923,644

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$449,725	$453,042
Current maturities of long-term debt	95,045	90,931
Income taxes	1,868	8,035
Total current liabilities	546,638	552,008
Long-term debt	3,046,414	2,963,794
Deferred preneed funeral revenue	548,211	540,164
Deferred preneed cemetery revenue	1,131,506	1,062,381
Deferred tax liability	452,610	448,824
Other liabilities	502,980	502,553
Deferred preneed receipts held in trust	2,932,684	3,148,884
Care trusts’ corpus	1,304,574	1,327,658
Commitments and contingencies (Note 15)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 208,729,686 and 205,458,331 shares issued, respectively, and 197,125,709 and 204,866,770 shares outstanding, respectively	197,126	204,867
Capital in excess of par value	1,115,738	1,186,304
Accumulated deficit	(151,491)	(81,859)
Accumulated other comprehensive income	16,501	59,414
Total common stockholders’ equity	1,177,874	1,368,726
Noncontrolling interests	9,630	8,652
Total equity	1,187,504	1,377,378
Total liabilities and equity	$11,653,121	$11,923,644
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$162,484	$90,857
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	390	(846)
Loss on early extinguishment of debt	6,918	29,158
Premiums paid on early extinguishment of debt	(6,549)	(24,804)
Depreciation and amortization	103,816	105,098
Amortization of intangible assets	23,536	27,792
Amortization of cemetery property	40,422	41,477
Amortization of loan costs	7,221	6,436
Provision for doubtful accounts	4,663	6,142
Provision for deferred income taxes	13,761	59,614
Gains on divestitures and impairment charges, net	(3,403)	(58,752)
Share-based compensation	10,717	9,742
Excess tax benefits from share-based awards	(17,266)	(20,727)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	11,724	(7,038)
Increase in other assets	(627)	(12,845)
Increase in payables and other liabilities	39,546	38,439
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	20,846	29,498
Increase (decrease) deferred preneed funeral revenue	9,922	(24,746)
Decrease in deferred preneed funeral receipts held in trust	(47,365)	(29,879)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(55,777)	(37,559)
Increase in deferred preneed cemetery revenue	70,995	34,388
Increase (decrease) in deferred preneed cemetery receipts held in trust	644	(5,355)
Other	—	1,131
Net cash provided by operating activities from continuing operations	396,618	257,221
Net cash used in operating activities from discontinued operations	—	(1,000)
Net cash provided by operating activities	396,618	256,221
Cash flows from investing activities:
Capital expenditures	(104,732)	(95,182)
Acquisitions	(41,430)	(10,815)
Proceeds from divestitures and sales of property and equipment	11,329	397,297
Net withdrawals (deposits) of restricted funds	8,066	(12,225)
Net cash (used in) provided by investing activities from continuing operations	(126,767)	279,075
Net cash provided by investing activities from discontinued operations	987	4,981
Net cash (used in) provided by investing activities	(125,780)	284,056
Cash flows from financing activities:
Proceeds from issuance of long-term debt	401,250	755,000
Debt issuance costs	(5,830)	(10,500)
Payments of debt	(145,171)	(222,958)
Early extinguishment of debt	(197,377)	(762,764)
Principal payments on capital leases	(20,421)	(21,979)
Proceeds from exercise of stock options	30,491	27,609
Excess tax benefits from share-based awards	17,266	20,727
Purchase of Company common stock	(305,488)	(130,162)
Payments of dividends	(64,068)	(53,026)
Purchase of noncontrolling interest	—	(15,000)
Bank overdrafts and other	(9,095)	(3,377)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Net cash used in financing activities	(298,443)	(416,430)
Net change in cash of discontinued operations	—	1,361
Effect of foreign currency on cash and cash equivalents	(7,780)	(548)
Net (decrease) increase in cash and cash equivalents	(35,385)	124,660
Cash and cash equivalents at beginning of period	177,335	141,599
Cash and cash equivalents at end of period	$141,950	$266,259
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(145,876)	$88,441	$10,148	$1,424,378
Comprehensive income	—	—	—	84,675	(10,618)	6,182	80,239
Dividends declared on common stock ($0.25 per share)	—	—	(53,026)	—	—		(53,026)
Employee share-based compensation earned	—	—	9,742	—	—	—	9,742
Stock option exercises	2,855	—	25,515	—	—	—	28,370
Restricted stock awards, net of forfeitures	352	—	(352)	—	—	—	—
Purchase of Company common stock	—	(6,386)	(37,653)	(86,884)	—	—	(130,923)
Cancellation of Company stock	(42)	42	—	—	—	—	—
Tax benefits related to share-based awards	—	—	20,727	—	—	—	20,727
Purchase of noncontrolling interest	—	—	(7,440)	—	—	(7,560)	(15,000)
Noncontrolling interest payment	—	—	—	—	—	(135)	(135)
Other	93	—	1,471	—	—	—	1,564
Balance at September 30, 2014	$215,585	$(6,354)	$1,218,332	$(148,085)	$77,823	$8,635	$1,365,936

Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378
Comprehensive income	—	—	—	161,418	(42,913)	1,038	119,543
Dividends declared on common stock ($0.32 per share)	—	—	(64,068)	—	—	—	(64,068)
Employee share-based compensation earned	—	—	10,717	—	—	—	10,717
Stock option exercises	2,951	—	27,540	—	—	—	30,491
Restricted stock awards, net of forfeitures	259	(3)	(256)	—	—	—	—
Purchase of Company common stock	—	(11,010)	(63,428)	(231,050)	—	—	(305,488)
Tax benefits related to share-based awards		—	17,266	—	—	—	17,266
Noncontrolling interest payment	—	—	—	—	—	(60)	(60)
Other	62	—	1,663	—	—	—	1,725
Balance at September 30, 2015	$208,730	$(11,604)	$1,115,738	$(151,491)	$16,501	$9,630	$1,187,504

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
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, on-line and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise, is sold at funeral service locations.
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and burial openings and closings, are sold at our cemeteries.

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
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2014. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board (FASB) amended the Presentation of Financial Statements and Property, Plant, and Equipment accounting standards to change the requirement for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Fewer disposals are expected to qualify as discontinued operations under the new guidance. It also requires the disclosure of pretax income of disposals that do not qualify as discontinued operations. We adopted the amendment effective January 1, 2015 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.

3. Recently Issued Accounting Standards

Revenue Recognition
In May 2014, the FASB issued the Revenue from Contracts with Customers accounting standard, which supersedes the revenue recognition requirements in the Revenue Recognition accounting standard and most industry-specific guidance. This new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, and timing of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the new standard requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. In August 2015, the FASB issued an amendment that defers implementation of the Revenue from Contracts with Customers accounting standard for all entities by one year. The new standard will be effective for us beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Consolidation
In February 2015, the FASB amended the Consolidation accounting standard to revise the consolidation model for limited partnerships, variable interest entities, and certain investment funds. Further, the amendment provides guidance on how fee arrangements and related parties should be considered when determining whether to consolidate variable interest entities. As a result of this amendment, all legal entities are required to be reevaluated to determine if they should be consolidated. The new guidance is effective for us on January 1, 2016. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Debt Issuance Costs
In April 2015, the FASB amended the Interest—Imputation of Interest accounting standard to simplify the presentation of debt issuance costs on the balance sheet. Currently, debt issuance costs are included in Other current assets and Deferred charges and other assets on our condensed consolidated balance sheet. The amendment requires that these costs instead be presented as a direct deduction from the carrying amount of Current maturities of long-term debt and Long-term debt, consistent with the presentation of debt discounts.
In August 2015, the FASB issued an additional amendment that provides additional guidance to the Interest—Imputation of Interest accounting standard since it did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendment noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
This change does not impact the manner in which the debt issuance costs are expensed over the term of the debt. The change in presentation is effective for us on January 1, 2016. As of September 30, 2015, the effect of these amendments would have been to reduce Other current assets and Current maturities of long-term debt by $8.3 million and to reduce Deferred charges and other assets and Long-term debt by $36.1 million. As of December 31, 2014 the effect of these amendments would have been to reduce Other current assets and Current maturities of long-term debt by $8.0 million and to reduce Deferred charges and other assets and Long-term debt by $36.8 million.
Cloud Computing Arrangements
In April 2015, the FASB amended the Intangibles—Goodwill and Other—Internal-Use Software accounting standard to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then we should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we should account for the arrangement as a service contract. The new guidance is effective for us on January 1, 2016, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In May 2015, the FASB amended the Fair Value Measurements accounting standard to remove the requirement to disclose the fair value measurement hierarchy level associated with investments measured at net asset value as a practical expedient. Other disclosures required by the standard for these assets remain the same. This amendment does not change the underlying accounting for these investments. The new guidance is effective for us with our first quarter 2016 filing on Form 10-Q.

Inventory
In July 2015, the FASB amended the Inventory accounting standard to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for us on January 1, 2017, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Business Combinations
In September 2015, the FASB amended the Business Combinations accounting standard to eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the new guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amount of the adjustment. The new guidance is effective for us on January 1, 2017 and will be applied prospectively to measurement-period adjustments occurring after the effective date, if any.
4. Preneed Funeral Activities
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed price-guaranteed preneed funeral contracts. Our merchandise and service trusts are variable interest entities as defined in the Consolidation accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our trust investments detailed in Notes 5 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenue into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
 Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenue until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$30,143	$23,618	$92,623	$76,490
Withdrawals	$36,310	$27,718	$123,499	$103,410
Purchases of available-for-sale securities	$100,663	$238,860	$281,298	$379,650
Sales of available-for-sale securities	$110,642	$274,630	$282,960	$445,880
Realized gains from sales of available-for-sale securities	$9,341	$18,935	$23,546	$50,947
Realized losses from sales of available-for-sale securities	$(8,982)	$(2,094)	$(17,554)	$(6,233)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,098,236	$1,205,747
Cash and cash equivalents	130,161	162,229
Insurance-backed fixed income securities	269,744	260,899
Trust investments	1,498,141	1,628,875
Receivables from customers	286,463	262,700
Unearned finance charge	(10,996)	(11,054)
	1,773,608	1,880,521
Allowance for cancellation	(39,164)	(37,498)
Preneed funeral receivables, net and trust investments	$1,734,444	$1,843,023
The costs and fair values associated with trust investments measured at fair value at September 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	September 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,969	$121	$(1,248)	$81,842
Canadian government	2	75,703	556	(558)	75,701
Corporate	2	21,521	364	(253)	21,632
Residential mortgage-backed	2	1,449	37	(21)	1,465
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,939	22	(112)	1,849
Common stock:
United States	1	351,048	18,956	(29,166)	340,838
Canada	1	12,032	2,700	(1,069)	13,663
Other international	1	36,612	1,403	(6,224)	31,791
Mutual funds:
Equity	1	318,576	1,166	(41,814)	277,928
Fixed income	1	221,425	434	(9,628)	212,231
Private equity	3	34,994	4,450	(5,554)	33,890
Other	3	4,427	989	(15)	5,401
Trust investments		$1,162,700	$31,198	$(95,662)	$1,098,236

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$85,775	$468	$(455)	$85,788
Canadian government	2	90,430	449	(874)	90,005
Corporate	2	24,765	423	(126)	25,062
Residential mortgage-backed	2	1,325	29	(12)	1,342
Asset-backed	2	6	—	—	6
Equity securities:
Preferred stock	2	2,503	113	(113)	2,503
Common stock:
United States	1	377,441	18,533	(7,405)	388,569
Canada	1	14,708	4,292	(895)	18,105
Other international	1	38,035	1,175	(1,560)	37,650
Mutual funds:
Equity	1	308,548	3,332	(15,901)	295,979
Fixed income	1	229,414	869	(3,576)	226,707
Private equity	3	35,094	2,649	(9,418)	28,325
Other	3	5,084	726	(104)	5,706
Trust investments		$1,213,128	$33,058	$(40,439)	$1,205,747
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
As of September 30, 2015, our unfunded commitment for our private equity and other investments was $45.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$34,366	$7,111	$27,339	$4,476
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,859	(551)	265	1,071
Net realized losses included in Other income (expense), net(2)	(7)	(4)	(7)	(4)
Purchases	—	—	289	—
Contributions	—	—	4,998	121
Distributions	(2,328)	(1,155)	(2,949)	—
Fair value, ending balance	$33,890	$5,401	$29,935	$5,664

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$28,325	$5,706	$26,885	$1,810
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	6,048	533	(1,370)	3,927
Net realized losses included in Other income (expense), net (2)	(45)	(17)	(21)	(5)
Purchases	—	23	3,244	—
Sales	(36)	—	—	—
Contributions	4,632	1,226	5,955	121
Distributions	(5,034)	(2,070)	(4,758)	(189)
Fair value, ending balance	$33,890	$5,401	$29,935	$5,664
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

(2)
All net realized losses recognized in Other income (expense), net for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at September 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$111,193
Due in one to five years	25,996
Due in five to ten years	29,213
Thereafter	14,243
$180,645

Earnings from all our merchandise and service trust investments are recognized in revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.7 million and $15.1 million for the three months ended September 30, 2015 and 2014, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $41.1 million and $47.6 million for the nine months ended September 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust. For the three months ended September 30, 2015 and 2014, we recorded a $1.4 million and a $41.2 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2015 and 2014, we recorded a $2.9 million and a $41.6 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets during the fourth quarter of 2014. This change did not impact our asset allocation, but did change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses as of September 30, 2015 and December 31, 2014, respectively, are shown in the following tables:

	September 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$42,465	$(1,209)	$4,419	$(39)	$46,884	$(1,248)
Canadian government	1,433	(5)	12,058	(553)	13,491	(558)
Corporate	5,611	(152)	2,666	(101)	8,277	(253)
Residential mortgage-backed	262	(5)	224	(16)	486	(21)
Equity securities:
Preferred stock	534	(112)	—	—	534	(112)
Common stock:
United States	188,385	(29,166)	—	—	188,385	(29,166)
Canada	3,428	(692)	545	(377)	3,973	(1,069)
Other international	17,715	(6,034)	606	(190)	18,321	(6,224)
Mutual funds:
Equity	257,015	(38,133)	13,346	(3,681)	270,361	(41,814)
Fixed income	177,919	(9,038)	12,059	(590)	189,978	(9,628)
Private equity	—	—	17,031	(5,554)	17,031	(5,554)
Other	—	—	442	(15)	442	(15)
Total temporarily impaired securities	$694,767	$(84,546)	$63,396	$(11,116)	$758,163	$(95,662)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$32,243	$(412)	$4,978	$(43)	$37,221	$(455)
Canadian government	2,894	(52)	14,904	(822)	17,798	(874)
Corporate	4,988	(56)	2,420	(70)	7,408	(126)
Residential mortgage-backed	217	(10)	106	(2)	323	(12)
Equity securities:
Preferred stock	26	(113)	—	—	26	(113)
Common stock:
United States	126,527	(7,403)	438	(2)	126,965	(7,405)
Canada	1,752	(379)	1,085	(516)	2,837	(895)
Other international	19,593	(1,557)	2	(3)	19,595	(1,560)
Mutual funds:
Equity	233,827	(13,219)	23,717	(2,682)	257,544	(15,901)
Fixed income	112,160	(3,128)	11,452	(448)	123,612	(3,576)
Private equity	203	(461)	13,870	(8,957)	14,073	(9,418)
Other	5	(11)	464	(93)	469	(104)
Total temporarily impaired securities	$534,435	$(26,801)	$73,436	$(13,638)	$607,871	$(40,439)

5. Preneed Cemetery Activities
 Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our merchandise and service trusts are variable interest entities as defined in the Consolidation accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 6 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenue into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenue until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$40,327	$34,018	$116,581	$95,421
Withdrawals	$33,260	$33,669	$115,930	$96,238
Purchases of available-for-sale securities	$165,025	$247,853	$389,219	$458,176
Sales of available-for-sale securities	$150,804	$285,411	$389,747	$481,258
Realized gains from sales of available-for-sale securities	$10,318	$40,635	$33,859	$86,822
Realized losses from sales of available-for-sale securities	$(11,948)	$(4,439)	$(25,375)	$(10,564)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,317,018	$1,404,298
Cash and cash equivalents	120,805	122,355
Trust investments	1,437,823	1,526,653
Receivables from customers	935,844	881,082
Unearned finance charges	(33,477)	(31,524)
	2,340,190	2,376,211
Allowance for cancellation	(72,384)	(69,542)
Preneed cemetery receivables, net and trust investments	$2,267,806	$2,306,669
The costs and fair values associated with the trust investments measured at fair value at September 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the market value of the underlying securities held by the trusts.

	September 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$67,552	$41	$(1,258)	$66,335
Canadian government	2	25,546	306	(86)	25,766
Corporate	2	5,293	31	(112)	5,212
Residential mortgage-backed	2	135	3	(2)	136
Asset-backed	2	170	18	—	188
Equity securities:
Common stock:
United States	1	546,840	27,293	(47,051)	527,082
Canada	1	9,077	3,737	(1,191)	11,623
Other international	1	56,256	2,102	(9,341)	49,017
Mutual funds:
Equity	1	352,117	1,525	(48,602)	305,040
Fixed income	1	302,920	322	(13,353)	289,889
Private equity	3	30,896	6,462	(2,976)	34,382
Other	3	2,089	259	—	2,348
Trust investments		$1,398,891	$42,099	$(123,972)	$1,317,018

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$63,447	$257	$(605)	$63,099
Canadian government	2	21,687	261	(134)	21,814
Corporate	2	8,725	122	(116)	8,731
Residential mortgage-backed	2	111	3	(1)	113
Asset-backed	2	170	16	—	186
Equity securities:
Preferred stock	2	10	1	—	11
Common stock:
United States	1	557,955	22,746	(11,706)	568,995
Canada	1	10,962	5,011	(841)	15,132
Other international	1	55,632	1,605	(2,395)	54,842
Mutual funds:
Equity	1	344,443	4,244	(18,430)	330,257
Fixed income	1	314,600	679	(4,702)	310,577
Private equity	3	32,342	3,185	(6,183)	29,344
Other	3	1,082	186	(71)	1,197
Trust investments		$1,411,166	$38,316	$(45,184)	$1,404,298
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
As of September 30, 2015, our unfunded commitment for our private equity and other investments was $46.8 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$34,867	$2,448	$27,557	$1,078
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1,779	1,045	1,056	(186)
Net realized losses included in Other income (expense), net(2)	(6)	(4)	(8)	(5)
Purchases	—	(26)	—	—
Contributions	—	—	5,379	127
Distributions and other	(2,258)	(1,115)	(3,147)	—
Fair value, ending balance	$34,382	$2,348	$30,837	$1,014

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$29,344	$1,197	$26,844	$1,245
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	5,312	590	2,666	(149)
Net realized losses included in Other income (expense), net(2)	(46)	(17)	(23)	(6)
Purchases	—	1,348	—	—
Contributions	4,830	1,294	6,404	127
Distributions and other	(5,058)	(2,064)	(5,054)	(203)
Fair value, ending balance	$34,382	$2,348	$30,837	$1,014
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

(2)
All net realized losses recognized in Other income (expense), net for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to

Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust.
Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities, excluding mutual funds, at September 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$26,631
Due in one to five years	25,881
Due in five to ten years	26,261
Thereafter	18,864
$97,637
Earnings from all our merchandise and service trust investments are recognized in current revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $10.7 million and $12.2 million for the three months ended September 30, 2015 and 2014, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $34.9 million and $36.2 million for the nine months ended September 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed receipts held in trust. See Note 7 for further information related to our Deferred preneed receipts held in trust. For the three months ended September 30, 2015 and 2014, we recorded a $1.8 million and a $59.3 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2015 and 2014, we recorded a $3.8 million and a $59.8 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets during the fourth quarter of 2014. This change did not impact our asset allocation, but did change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated fair values and the duration of unrealized losses as of September 30, 2015 are shown in the following tables:

	September 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$55,492	$(1,257)	$13	$(1)	$55,505	$(1,258)
Canadian government	1,242	(20)	879	(66)	2,121	(86)
Corporate	204	(8)	2,441	(104)	2,645	(112)
Residential mortgage-backed	27	—	19	(2)	46	(2)
Equity securities:
Common stock:
United States	300,606	(47,051)	—	—	300,606	(47,051)
Canada	789	(442)	1,231	(749)	2,020	(1,191)
Other international	28,359	(9,341)	—	—	28,359	(9,341)
Mutual funds:
Equity	296,807	(48,088)	1,889	(514)	298,696	(48,602)
Fixed income	259,288	(12,800)	13,519	(553)	272,807	(13,353)
Private equity	—	—	8,325	(2,976)	8,325	(2,976)
Total temporarily impaired securities	$942,814	$(119,007)	$28,316	$(4,965)	$971,130	$(123,972)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,072	$(605)	$—	$—	$45,072	$(605)
Canadian government	—	—	4,858	(134)	4,858	(134)
Corporate	2,017	(61)	1,936	(55)	3,953	(116)
Residential mortgage-backed	33	(1)	—	—	33	(1)
Equity securities:
Common stock:
United States	192,015	(11,706)	585	—	192,600	(11,706)
Canada	2,069	(319)	778	(522)	2,847	(841)
Other international	28,308	(2,395)	—	—	28,308	(2,395)
Mutual funds:
Equity	303,211	(18,329)	1,577	(101)	304,788	(18,430)
Fixed income	159,572	(4,106)	15,113	(596)	174,685	(4,702)
Private equity	88	(100)	7,518	(6,083)	7,606	(6,183)
Other	2	(3)	259	(68)	261	(71)
Total temporarily impaired securities	$732,387	$(37,625)	$32,624	$(7,559)	$765,011	$(45,184)

6. Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities as defined in the Consolidation accounting standard. In accordance with this standard, we have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care trusts are presented as operating cash flows in our unaudited condensed consolidated statement of cash flows.
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Deposits	$10,264	$9,202	$29,717	$29,439
Withdrawals	$8,073	$8,680	$32,749	$23,879
Purchases of available-for-sale securities	$29,129	$169,973	$174,243	$233,795
Sales of available-for-sale securities	$14,466	$172,646	$120,602	$251,719
Realized gains from sales of available-for-sale securities	$524	$7,034	$2,675	$21,903
Realized losses from sales of available-for-sale securities	$(156)	$(935)	$(4,478)	$(1,599)
The components of Cemetery perpetual care trust investments in our unaudited condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Trust investments, at fair value	$1,209,834	$1,192,966
Cash and cash equivalents	94,385	148,410
Cemetery perpetual care trust investments	$1,304,219	$1,341,376
The cost and fair values associated with trust investments, at fair value at September 30, 2015 and December 31, 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities or cash held by the trusts.

	September 30, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,697	$26	$(95)	$3,628
Canadian government	2	33,094	507	(154)	33,447
Corporate	2	13,178	168	(279)	13,067
Residential mortgage-backed	2	968	18	(7)	979
Asset-backed	2	662	6	(26)	642
Equity securities:
Preferred stock	2	6,264	33	(626)	5,671
Common stock:
United States	1	237,356	7,740	(21,941)	223,155
Canada	1	5,381	2,049	(837)	6,593
Other international	1	12,825	40	(2,523)	10,342
Mutual funds:
Equity	1	21,602	3,116	(1,468)	23,250
Fixed income	1	881,664	563	(41,924)	840,303
Private equity	3	38,631	1,988	(6,773)	33,846
Other	3	13,235	2,038	(362)	14,911
Cemetery perpetual care trust investments		$1,268,557	$18,292	$(77,015)	$1,209,834

	December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$794	$40	$(4)	$830
Canadian government	2	31,993	442	(233)	32,202
Corporate	2	16,762	344	(210)	16,896
Residential mortgage-backed	2	910	15	(6)	919
Asset-backed	2	661	10	(4)	667
Equity securities:
Preferred stock	2	4,439	60	(12)	4,487
Common stock:
United States	1	225,129	9,340	(4,881)	229,588
Canada	1	7,419	2,737	(596)	9,560
Other international	1	8,102	90	(399)	7,793
Mutual funds:
Equity	1	17,310	3,264	(93)	20,481
Fixed income	1	846,230	1,580	(14,263)	833,547
Private equity	3	34,288	408	(10,788)	23,908
Other	3	13,526	1,094	(2,532)	12,088
Cemetery perpetual care trust investments		$1,207,563	$19,424	$(34,021)	$1,192,966
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

As of September 30, 2015, our unfunded commitment for our private equity and other investments was $21.4 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair value, beginning balance	$34,137	$14,089	$21,274	$11,983
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	87	1,310	(206)	23
Net realized losses included in Other income (expense), net(2)	(10)	(13)	(13)	(17)
Contributions	—	—	9,058	—
Distributions and other	(368)	(475)	(3,331)	—
Fair value, ending balance	$33,846	$14,911	$26,782	$11,989

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Private Equity	Other	Private Equity	Other
	(In thousands)
Fair market value, beginning balance	$23,908	$12,088	$19,779	$11,587
Net unrealized gains included in Accumulated other comprehensive income(1)	6,380	1,344	1,091	704
Net realized losses included in Other income (expense), net(2)	(40)	(36)	(37)	(29)
Sales	—	—	(17)	—
Contributions	5,165	2,553	10,461	—
Distributions and other	(1,567)	(1,038)	(4,495)	(273)
Fair market value, ending balance	$33,846	$14,911	$26,782	$11,989
_________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

(2)
All net losses recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2015 to 2045. Maturities of fixed income securities at September 30, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$26,894
Due in one to five years	16,644
Due in five to ten years	7,174
Thereafter	1,051
$51,763
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. Recognized trust fund income related to these trust investments was $10.5 million and $10.9 million for the three months ended September 30, 2015 and 2014, respectively. Recognized trust fund income related to these trust investments was $43.5 million and $39.9 million for the nine months ended September 30, 2015 and 2014, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Care trusts’ corpus. See Note 7 for further information related to our Care trusts’ corpus. For the three months ended September 30, 2015 and 2014, we recorded a $0.1 million and an $8.0 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the nine months ended September 30, 2015 and 2014, we recorded a $1.6 million and an $8.1 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. The third quarter 2014 impairment charges were recorded in anticipation of a strategic change in the management of our trust assets requiring the liquidation of a majority of our US trust assets during the fourth quarter of 2014. This change did not impact our asset allocation, but did change the underlying legal structure housing the assets. These impairment charges reflect the unrealized loss positions on these liquidated assets as of September 30, 2014.

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

	September 30, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,262	$(95)	$—	$—	$3,262	$(95)
Canadian government	15,585	(40)	1,412	(114)	16,997	(154)
Corporate	2,112	(70)	4,474	(209)	6,586	(279)
Residential mortgage-backed	200	(1)	89	(6)	289	(7)
Asset-backed	131	(10)	372	(16)	503	(26)
Equity securities:
Preferred stock	4,911	(626)	—	—	4,911	(626)
Common stock:
United States	158,685	(21,941)	—	—	158,685	(21,941)
Canada	692	(303)	923	(534)	1,615	(837)
Other international	10,060	(2,494)	84	(29)	10,144	(2,523)
Mutual funds:
Equity	5,107	(1,432)	255	(36)	5,362	(1,468)
Fixed income	822,656	(41,471)	4,384	(453)	827,040	(41,924)
Private equity	—	—	14,564	(6,773)	14,564	(6,773)
Other	14	(11)	5,587	(351)	5,601	(362)
Total temporarily impaired securities	$1,023,415	$(68,494)	$32,144	$(8,521)	$1,055,559	$(77,015)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$497	$(4)	$—	$—	$497	$(4)
Canadian government	—	—	7,825	(233)	7,825	(233)
Corporate	4,656	(108)	3,198	(102)	7,854	(210)
Residential mortgage-backed	256	(5)	69	(1)	325	(6)
Asset-backed	373	(4)	—	—	373	(4)
Equity securities:
Preferred stock	2,224	(11)	49	(1)	2,273	(12)
Common stock:
United States	100,370	(4,803)	419	(78)	100,789	(4,881)
Canada	2,418	(244)	757	(352)	3,175	(596)
Other international	4,444	(399)	—	—	4,444	(399)
Mutual funds:
Equity	2,601	(85)	153	(8)	2,754	(93)
Fixed income	576,890	(14,177)	2,581	(86)	579,471	(14,263)
Private equity	9,213	(798)	14,254	(9,990)	23,467	(10,788)
Other	4,069	(352)	6,276	(2,180)	10,345	(2,532)
Total temporarily impaired securities	$708,011	$(20,990)	$35,581	$(13,031)	$743,592	$(34,021)

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
The components of Deferred preneed receipts held in trust in our unaudited condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 are detailed below.

	September 30, 2015			December 31, 2014
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,498,141	$1,437,823	$2,935,964	$1,628,875	$1,526,653	$3,155,528
Accrued trust operating payables and other	(1,083)	(2,197)	(3,280)	(2,487)	(4,157)	(6,644)
Deferred preneed receipts held in trust	$1,497,058	$1,435,626	$2,932,684	$1,626,388	$1,522,496	$3,148,884

Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed consolidated balance sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed consolidated balance sheet at September 30, 2015 and December 31, 2014 are detailed below.

	September 30, 2015	December 31, 2014
	(In thousands)
Cemetery perpetual care trust investments	$1,304,219	$1,341,376
Accrued trust operating payables and other	355	(13,718)
Care trusts’ corpus	$1,304,574	$1,327,658
Other Income (Expense), Net
The components of Other income (expense), net in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014 are detailed below. See Notes 4, 5, and 6 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,341	$10,318	$524	$—	$20,183
Realized losses	(8,982)	(11,948)	(156)	—	(21,086)
Impairment charges	(1,385)	(1,761)	(106)	—	(3,252)
Interest, dividend, and other ordinary income	4,244	4,360	14,035	—	22,639
Trust expenses and income taxes	(5,804)	(7,902)	(4,524)	—	(18,230)
Net trust investment income (loss)	(2,586)	(6,933)	9,773	—	254
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	2,586	6,933	(9,773)	—	(254)
Other income, net	—	—	—	334	334
Total other income, net	$—	$—	$—	$334	$334

	Nine Months Ended September 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$23,546	$33,859	$2,675	$—	$60,080
Realized losses	(17,554)	(25,375)	(4,478)	—	(47,407)
Impairment charges	(2,880)	(3,811)	(1,613)	—	(8,304)
Interest, dividend, and other ordinary income	17,126	16,138	40,369	—	73,633
Trust expenses and income taxes	(15,641)	(23,009)	(27,367)	—	(66,017)
Net trust investment income (loss)	4,597	(2,198)	9,586	—	11,985
Reclassification to deferred preneed funeral and cemetery receipts held in trust and care trusts’ corpus	(4,597)	2,198	(9,586)	—	(11,985)
Other income, net	—	—	—	167	167
Total other income, net	$—	$—	$—	$167	$167

	Three Months Ended September 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$18,935	$40,635	$7,034	$—	$66,604
Realized losses	(2,094)	(4,439)	(935)	—	(7,468)
Impairment charges	(41,244)	(59,311)	(8,025)	—	(108,580)
Interest, dividend, and other ordinary income	1,849	2,681	9,158	—	13,688
Trust expenses and income taxes	(6,748)	(6,541)	(4,295)	—	(17,584)
Net trust investment income (loss)	(29,302)	(26,975)	2,937	—	(53,340)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	29,302	26,975	(2,937)	—	53,340
Other expense, net	—	—	—	(9)	(9)
Total other expense, net	$—	$—	$—	$(9)	$(9)

	Nine Months Ended September 30, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$50,947	$86,822	$21,903	$—	$159,672
Realized losses	(6,233)	(10,564)	(1,599)	—	(18,396)
Impairment charges	(41,614)	(59,829)	(8,072)	—	(109,515)
Interest, dividend, and other ordinary income	15,323	10,157	40,065	—	65,545
Trust expenses and income taxes	(16,193)	(15,733)	(16,905)	—	(48,831)
Net trust investment income	2,230	10,853	35,392	—	48,475
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(2,230)	(10,853)	(35,392)	—	(48,475)
Other income, net	—	—	—	1,577	1,577
Total other income, net	$—	$—	$—	$1,577	$1,577

8. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 35.3% and 81.7% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 36.5% and 60.0% for the nine months ended September 30, 2015 and 2014, respectively. The higher effective tax rate for the three and nine months ended September 30, 2014 was primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the third quarter of 2015 is above the 35% federal statutory tax rate primarily due to the state expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Unrecognized Tax Benefits
As of September 30, 2015, the total amount of our unrecognized tax benefits was $191.7 million and the total amount of our accrued interest was $50.4 million. Additional interest expense of $2.8 million was accrued during the nine months ended September 30, 2015.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate, SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2013. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

9. Debt
Debt as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$—	$197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	550,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	325,000	370,000
Bank Credit Facility due July 2018	225,000	235,000
Obligations under capital leases	208,613	181,002
Mortgage notes and other debt, maturities through 2050	4,087	4,251
Unamortized premiums (discounts), net	8,759	(2,905)
Total debt	3,141,459	3,054,725
Less: Current maturities of long-term debt	(95,045)	(90,931)
Total long-term debt	$3,046,414	$2,963,794
Current maturities of debt at September 30, 2015 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year. Our consolidated debt had a weighted average interest rate of 5.15% and 5.21% at September 30, 2015 and December 31, 2014, respectively. Approximately 76% and 75% of our total debt had a fixed interest rate at September 30, 2015 and December 31, 2014, respectively.
Bank Credit Facility
The Company has a $500.0 million bank credit facility due July 2018 with a syndicate of banks, including a sublimit of $175.0 million for letters of credit.
As of September 30, 2015, we have $225.0 million of outstanding borrowings under our Bank Credit Facility and have issued $33.3 million of letters of credit. The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.35% at September 30, 2015. As of September 30, 2015, we have $241.7 million in borrowing capacity under the bank credit facility.
Debt Issuances and Additions
In August 2015, we issued an additional $300.0 million to our existing unsecured 5.375% Senior Notes Due May 2024. This issuance generated a premium of $11.3 million. We used the net proceeds from this offering to redeem all of our outstanding 6.75% Senior Notes due April 2016 and to repay $100.0 million of outstanding borrowings under our Bank Credit Facility. During 2015, we drew $90.0 million on our Bank Credit Facility, which was used to make required payments on our Term Loan and for general corporate purposes.

In May 2014, we issued $550.0 million of unsecured 5.375% Senior Notes due May 2024. We used the net proceeds from this offering, along with a $95.0 million draw on our bank credit facility, to repay our 6.75% Senior Notes due April 2015,6.5% Senior Notes due April 2019, and 7.0% Senior Notes due May 2019 along with associated refinancing costs. The newly issued notes are subject to the provisions of the Company's Senior Indenture dated as of February 1, 1993, as amended, which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

In February 2014, we drew $110.0 million on our bank credit facility, which we used along with cash on hand to repay our 3.125% Senior Convertible Notes July 2014 and our 3.375% Senior Convertible Notes due July 2016.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2015, we made debt payments of $342.5 million for scheduled and early extinguishment payments including:

•	$197.4 million in aggregate principal of our 6.75% Senior Notes due April 2016;

•	$100.0 million in aggregate principal of our Bank Credit Facility; and

•	$45.0 million in aggregate principal of our Term Loan due July 2018.
Certain of the above transactions resulted in the recognition of a loss of $6.9 million recorded in Loss on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
During the nine months ended September 30, 2014, we made debt payments of $985.8 million for scheduled and early extinguishment payments including:
•$222.5 million in aggregate principal of our Term Loan due July 2018;
•$250.0 million in aggregate principal of our 7.0% Senior Notes due May 2019;

•	$200.0 million in aggregate principal and $9.1 million in unamortized premiums of our 6.5% Senior Notes due April 2019;

•	$136.5 million in aggregate principal of our 6.75% Senior Notes due April 2015;

•	$86.4 million in aggregate principal and $21.7 million in unamortized premiums of our 3.125% Senior Convertible Notes due 2014; and

•	$45.0 million in aggregate principal and $14.2 million in unamortized premiums of our 3.375% Senior Convertible Notes due 2016.
Certain of the above transactions resulted in the recognition of a loss of $29.2 million recorded in Loss on early extinguishment of debt in our unaudited condensed consolidated statement of operations.
Capital Leases
During the nine months ended September 30, 2015 and 2014, we acquired $51.3 million and $30.8 million, respectively, of capital leases, primarily related to transportation equipment. We made aggregate principal payments of $20.4 million and $22.0 million on our capital lease obligations for the nine months ended September 30, 2015 and 2014, respectively.

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

The fair value of our debt instruments at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
6.75% Senior Notes due April 2016	$—	$208,075
7.0% Senior Notes due June 2017	316,759	320,043
7.625% Senior Notes due October 2018	282,500	277,538
4.5% Senior Notes due November 2020	204,500	201,700
8.0% Senior Notes due November 2021	176,250	174,375
5.375% Senior Notes due January 2022	448,503	437,750
5.375% Senior Notes due May 2024	887,188	558,250
7.5% Senior Notes due April 2027	226,000	220,890
Term Loan due July 2018	325,000	370,000
Bank Credit Facility due July 2018	225,000	235,000
Mortgage notes and other debt, maturities through 2050	4,101	4,277
Total fair value of debt instruments	$3,095,801	$3,007,898
The fair values of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

11. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2015:

Nine Months Ended
Assumptions	September 30, 2015
Dividend yield	1.8%
Expected volatility	23.3%
Risk-free interest rate	1.3%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2015:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	12,107,106	$11.63
Granted	2,036,010	$23.00
Exercised	(2,945,438)	$10.44
Canceled	(21,400)	$20.59
Outstanding at September 30, 2015	11,176,278	$13.98
Exercisable at September 30, 2015	7,008,300	$10.58
As of September 30, 2015, the unrecognized compensation expense related to stock options of $10.4 million is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares
Restricted share activity for the nine months ended September 30, 2015 was as follows:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2014	1,319,260	$13.39
Granted	253,791	$23.00
Forfeited	(3,840)	$20.47
Vested	(990,558)	$12.37
Nonvested restricted shares at September 30, 2015	578,653	$19.32
As of September 30, 2015, the unrecognized compensation expense related to restricted shares of $7.6 million is expected to be recognized over a weighted average period of 1.8 years.

12. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(42,913)	—	(42,913)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(110,016)	(110,016)
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	110,016	110,016
Balance at September 30, 2015	$16,501	$—	$16,501

Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(13,732)	—	(13,732)
Reclassification of foreign currency translation adjustments to Net Income from discontinued operations	3,114	—	3,114
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	11,672	11,672
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(11,672)	(11,672)
Balance at September 30, 2014	$77,823	$—	$77,823
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On August 12, 2015, our Board of Directors approved a cash dividend of $0.12 per common share. This dividend, totaling $23.7 million, was paid on September 30, 2015.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2015, we repurchased 11,008,576 shares of common stock at an aggregate cost of $305.5 million, which is an average cost per share of $27.75. On August 12, 2015, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $321.6 million at September 30, 2015.

Subsequent to September 30, 2015, we repurchased 619,905 shares of common stock at an aggregate cost of $17.5 million, which is an average cost per share of $28.17. After these fourth quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $304.1 million.
Noncontrolling Interest
Subsequent to September 30, 2015, we purchased an additional 24.4% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc. for $2.1 million.

13. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2015	$449,240	$265,285	$714,525
2014	$458,941	$259,373	$718,314
Gross profit:
2015	$77,032	$64,912	$141,944
2014	$89,660	$58,638	$148,298
Nine months ended September 30,
Revenue from external customers:
2015	$1,428,385	$788,611	$2,216,996
2014	$1,447,526	$763,043	$2,210,569
Gross profit:
2015	$298,899	$187,724	$486,623
2014	$310,059	$160,343	$470,402
The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Gross profit from reportable segments	$141,944	$148,298	$486,623	$470,402
General and administrative expenses	(28,158)	(39,748)	(96,781)	(141,885)
Gains on divestitures and impairment charges, net	10,764	26,570	3,403	58,752
Operating income	124,550	135,120	393,245	387,269
Interest expense	(43,921)	(43,376)	(129,842)	(134,679)
Loss on early extinguishment of debt	(6,918)	—	(6,918)	(29,158)
Other income (expense), net	334	(9)	167	1,577
Income before income taxes	$74,045	$91,735	$256,652	$225,009

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended September 30,
Revenue from external customers:
2015	$671,857	$42,668	$714,525
2014	$671,949	$46,365	$718,314
Nine months ended September 30,
Revenue from external customers:
2015	$2,077,383	$139,613	$2,216,996
2014	$2,062,231	$148,338	$2,210,569

14. Supplementary Information
Revenue and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Property and merchandise revenue:
Funeral	$145,193	$146,799	$456,806	$467,285
Cemetery	195,692	184,063	557,894	528,871
Total property and merchandise revenue	340,885	330,862	1,014,700	996,156
Services revenue:
Funeral	265,025	276,449	859,878	878,154
Cemetery	62,356	66,021	207,637	208,190
Total services revenue	327,381	342,470	1,067,515	1,086,344
Other revenue	46,259	44,982	134,781	128,069
Total revenue	$714,525	$718,314	$2,216,996	$2,210,569
Property and merchandise costs and expenses:
Funeral	$71,908	$72,569	$217,175	$222,542
Cemetery	80,827	80,532	240,564	238,608
Total cost of property and merchandise	152,735	153,101	457,739	461,150
Services costs and expenses:
Funeral	154,538	152,625	472,602	476,288
Cemetery	31,817	35,049	101,989	111,627
Total cost of services	186,355	187,674	574,591	587,915
Overhead and other expense	233,491	229,241	698,043	691,102
Total costs and expenses	$572,581	$570,016	$1,730,373	$1,740,167

Non-Cash Investing and Financing Transactions

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Net change in capital expenditure accrual	$(1,587)	$735
Options exercised by attestation	$—	$761
Shares repurchased	$—	$(761)

15. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2015 and December 31, 2014, we have self-insurance reserves of $76.8 million and $74.0 million, respectively.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$47,448	$17,651	$161,418	$84,675
After tax interest on convertible debt	13	—	37	38
Net income — diluted	$47,461	$17,651	$161,455	$84,713
Weighted average shares (denominator):
Weighted average shares — basic	199,310	210,820	201,729	212,009
Stock options	4,013	2,190	4,100	3,235
Convertible debt	121	—	121	121
Weighted average shares — diluted	203,444	213,010	205,950	215,365
Net income per share:
Basic	$0.24	$0.08	$0.80	$0.40
Diluted	$0.23	$0.08	$0.78	$0.39
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
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. Total options and convertible debentures not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Antidilutive options	—	21	—	1,431
Antidilutive convertible debentures	—	121	—	—
Total common stock equivalents excluded from computation	—	142	—	1,431

17. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains on divestitures and impairment charges, net, which consist of the following for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(In thousands)
Gains on divestitures, net	$12,400	$26,889	$9,373	$64,753
Impairment losses	(1,636)	(319)	(5,970)	(6,001)
	$10,764	$26,570	$3,403	$58,752

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2015, we operated 1,540 funeral service locations and 469 cemeteries (including 262 combination locations), which are geographically diversified across 45 states, 8 Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.4 billion backlog of future revenue from both trust and insurance-funded sales at September 30, 2015, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent we collect 10% from the customer and the property is developed.
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities, we are developing memorialization merchandise and services that specifically appeal to cremation customers. We believe that these additional merchandise and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $396.6 million in the nine months ended September 30, 2015. We have $241.7 million in excess borrowing capacity under our bank credit facility.
Our bank credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2015, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2015 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.74
Interest coverage ratio	3.00 (Min)	4.96
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our $142.0 million of cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facility will give us adequate liquidity to meet our short-term needs. In August 2015, we completed the public offering of $300.0 million aggregate principal amount of our 5.375% Senior Notes due 2024 in a reopening of our existing series of such Notes. The net proceeds, which included a premium of $11.3 million, from the offering were used to redeem all of our outstanding 6.750% Senior Notes due 2016 and to repay $100.0 million of outstanding borrowings under our Bank Credit Facility.
We intend to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in acquisitions and new builds. We intend to make acquisitions of funeral homes and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral home facilities when deemed appropriate. We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.12 per common share in 2015. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the nine months ended September 30, 2015, we repurchased 11,008,576 shares of common stock at an aggregate cost of $305.5 million, which is an average cost per share of $27.75. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $321.6 million at September 30, 2015. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
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

Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting our operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $140.4 million to $396.6 million in the first nine months of 2015 from $256.2 million in the first nine months of 2014. Included in 2015 are a decrease of acquisition and transition related costs of $51.0 million, a decrease of $18.3 million in premiums paid on early extinguishment of debt, a decrease of $18.1 million in taxes paid associated with gains on divestitures, a decrease of $10.3 million paid for legal defense fees, and a $3.4 million decrease in excess tax benefits from share-based awards and other.
Excluding the above items, cash flow from operations increased $39.3 million as a result of the following:

•	a $36.6 million increase in cash receipts from customers;

•	a $21.4 million increase in net trust fund withdrawals;

•	an $11.3 million decrease in cash interest paid; and

•	a $4.1 million decrease in employee compensation; partially offset by

•	a $29.1 million increase in cash tax payments; and

•	a $5.0 million increase in vendor and other payments.
Investing Activities
Cash flows from investing activities used $125.8 million in the first nine months of 2015 compared to providing $284.1 million in the same period of 2014. This was primarily attributable to a $386.0 million decrease in cash receipts from divestitures and asset sales, an increase of $30.6 million in cash spent on acquisitions, and a $9.6 million increase in capital expenditures, partially offset by a $20.3 million increase in net withdrawals of restricted funds.
Financing Activities
Financing activities used $298.4 million in the first nine months of 2015 compared to using $416.4 million in the same period of 2014. This decrease was primarily driven by a decrease in debt payments net of issuance proceeds of $295.7 million, increased proceeds from exercise of stock options of $2.9 million, and a $15.0 million decrease in purchases of noncontrolling interests, partially offset by a $175.3 million increase in repurchases of Company common stock and an $11.0 million increase in payments of dividends.
We repurchased 11.0 million shares in the first nine months of 2015 for $305.5 million and 6.3 million shares in the same period of 2014 for $130.2 million. We paid cash dividends of $64.1 million in the first nine months of 2015 and $53.0 million in the same period of 2014.

Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the unaudited condensed consolidated balance sheet as Deferred preneed funeral revenue and Deferred preneed cemetery revenue. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	September 30, 2015	December 31, 2014
	(In millions)
Preneed funeral	$112.6	$121.1
Preneed cemetery:
Merchandise and services	136.0	138.1
Pre-construction	4.9	4.6
Bonds supporting preneed obligations	253.5	263.8
Bonds supporting preneed business permits	4.5	4.4
Other bonds	18.0	18.0
Total surety bonds outstanding	$276.0	$286.2
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2015 and 2014, we had $5.2 million and $5.0 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2015 and 2014, we had $15.2 million and $14.7 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$65.0	$58.7	$196.9	$173.1
Sales production (number of contracts)	20,975	20,424	63,623	59,580
Maturities	$53.5	$52.8	$168.5	$163.6
Maturities (number of contracts)	15,798	15,872	49,518	45,378
Cemetery:
Sales production:
Preneed	$180.5	$163.6	$569.1	$510.5
Atneed	73.9	71.0	228.3	233.2
Total sales production	$254.4	$234.6	$797.4	$743.7
Sales production deferred to backlog:
Preneed	$88.6	$72.6	$262.2	$212.2
Atneed	54.8	55.4	171.1	177.0
Total sales production deferred to backlog	$143.4	$128.0	$433.3	$389.2
Revenue recognized from backlog:
Preneed	$64.9	$64.8	$167.5	$152.9
Atneed	54.9	56.4	167.5	173.1
Total revenue recognized from backlog	$119.8	$121.2	$335.0	$326.0
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
The table below details the results of insurance-funded preneed production and maturities for the three and nine months ended September 30, 2015 and 2014, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Preneed insurance-funded:
Sales production (1)	$136.4	$134.6	$409.7	$452.7
Sales production (number of contracts) (1)	22,803	21,801	68,215	75,675
General Agency revenue	$34.9	$32.3	$101.3	$92.2
Maturities	$72.8	$76.8	$241.4	$271.6
Maturities (number of contracts)	12,086	12,794	40,873	46,768

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at September 30, 2015 and December 31, 2014. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed consolidated balance sheet) at September 30, 2015 and December 31, 2014. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed contract revenue, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of preneed sales, as well as the amount of assets associated with those revenue. Because the future revenue exceed the asset amounts, future revenue will exceed the cash distributions actually received from the associated trusts. The following table does not include backlog associated with businesses held for sale.

	September 30, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenue	$0.55	$0.55	$0.54	$0.54
Deferred preneed funeral receipts held in trust	1.50	1.56	1.63	1.63
	$2.05	$2.11	$2.17	$2.17
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.17)	(0.17)
Backlog of trust-funded preneed funeral revenue	$1.90	$1.96	$2.00	$2.00
Backlog of insurance-funded preneed revenue(1)	5.08	5.08	4.82	4.82
Total backlog of preneed funeral revenue	$6.98	$7.04	$6.82	$6.82
Preneed funeral receivables, net and trust investments	$1.73	$1.79	$1.84	$1.85
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.16)	(0.16)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	$1.59	$1.65	$1.68	$1.69
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.08	5.08	4.82	4.82
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$6.67	$6.73	$6.50	$6.51

Deferred preneed cemetery revenue	$1.13	$1.13	$1.06	$1.06
Deferred preneed cemetery receipts held in trust	1.44	1.52	1.52	1.53
	$2.57	$2.65	$2.58	$2.59
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.46	$2.54	$2.47	$2.48
Preneed cemetery receivables, net and trust investments	$2.27	$2.36	$2.31	$2.32
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.13)	(0.13)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.15	$2.24	$2.18	$2.19
________________________

(1)	Amounts are not included in our unaudited condensed consolidated balance sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2015, the difference between the backlog and asset market amounts represents $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.18 billion collected from customers that were not required to be deposited into trust, and $0.18 billion in allowable cash distributions from trust assets.
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
Also, we are required by state and provincial law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are intended to defray the expense to maintain the cemetery property. While some of the states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the income that is distributed.
Independent trustees manage and invest all of the funds deposited into the merchandise and service trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. All of the trustees engage the same independent investment managers. The trustees, with input from SCI's wholly-owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the merchandise and service trusts include (1) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets, and (2) preserving capital within acceptable levels of volatility. Preneed contracts generally take years to mature; therefore, the funds associated with these contracts are often invested for several market cycles. The cemetery perpetual care trusts emphasize providing a steady stream of investment income with some capital appreciation. The trustees seek to control risk and volatility through a combination of investment styles, asset classes, and diverse mix of investment managers.
As of September 30, 2015, 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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

Equity Securities
Equity investments have historically provided long-term capital appreciation in excess of inflation. The SCI trusts have direct investments primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment objectives (i.e., growth and value). The majority of the equity portfolio is managed by multiple institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, these securities are well diversified. As of September 30, 2015, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets is volatile. During the nine months ended September 30, 2015, the Standard and Poor’s 500 Index decreased 5.3% and the Barclay’s Aggregate Index increased 1.1%, while the combined SCI trusts decreased 3.1%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended September 30, 2015 and 2014
Management Summary
Key highlights in the third quarter of 2015 were as follows:

•	Comparable funeral gross profit decreased $11.5 million, or 12.9%, primarily due to a decrease in comparable revenue, inflationary increases in our fixed cost structure.

•
Comparable cemetery gross profit increased $6.1 million, or 10.5%, primarily driven by increases in preneed cemetery property sales that were partially offset by an unfavorable impact of Canadian currency.

Results of Operations
In the third quarter of 2015, we reported net income attributable to common stockholders of $47.4 million ($0.23 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2014 of $17.7 million ($0.08 per diluted share). These results were affected by the following items:

	2015	2014
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$6,848	$(25,878)
After-tax (losses) gains from the early extinguishment of debt	$(4,199)	$1,029
After-tax expenses related to acquisition and transition costs	$—	$(5,349)
Change in certain tax reserves and other	$(1,118)	$(1,750)

Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the three months ended September 30, 2015 and 2014. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2014 and ending September 30, 2015. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Three Months Ended September 30, 2015	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$449.2	$3.8	$0.5	$444.9
Cemetery revenue	265.3	2.7	—	262.6
Total revenue	$714.5	$6.5	$0.5	$707.5
Gross profit
Funeral gross profit	$77.0	$(0.6)	$(0.2)	$77.8
Cemetery gross profit	64.9	1.0	(0.1)	64.0
Total gross profit	$141.9	$0.4	$(0.3)	$141.8

Three Months Ended September 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$458.9	$0.4	$10.0	$448.5
Cemetery revenue	259.4	0.1	6.2	253.1
Total revenue	$718.3	$0.5	$16.2	$701.6
Gross profit
Funeral gross profit	$89.7	$(0.2)	$0.6	$89.3
Cemetery gross profit	58.6	—	0.7	57.9
Total gross profit	$148.3	$(0.2)	$1.3	$147.2
The following table provides the data necessary to calculate our consolidated average revenue per service for the three months ended September 30, 2015 and 2014. We calculate average revenue per service by dividing consolidated funeral revenue, excluding GA revenue, recognized preneed revenue, and certain other revenue, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenue are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection and are excluded from our calculation of consolidated average revenue per service because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$449.2	$458.9
Less: Consolidated recognized preneed revenue	25.7	22.6
Less: Consolidated GA revenue	34.9	32.3
Less: Other revenue	4.1	3.3
Adjusted consolidated funeral revenue	$384.5	$400.7
Consolidated funeral services performed	73,874	76,306
Consolidated average revenue per service	$5,205	$5,251

The following table provides the data necessary to calculate our comparable average revenue per service for the three months ended September 30, 2015 and 2014. We calculate average revenue per service by dividing comparable funeral revenue, excluding comparable GA revenue, recognized preneed revenue, and certain other revenue, to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenue are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

	Three Months Ended
	September 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$444.9	$448.5
Less: Comparable recognized preneed revenue	25.2	22.4
Less: Comparable GA revenue	34.6	32.1
Less: Other revenue	4.1	3.1
Adjusted comparable funeral revenue	$381.0	$390.9
Comparable funeral services performed	73,048	73,996
Comparable average revenue per service	$5,216	$5,282
Funeral Results
Funeral Revenue
Consolidated revenue from funeral operations were $449.2 million in the third quarter of 2015 compared to $458.9 million for the same period in 2014. This decrease is primarily attributable to the loss of $10.0 million in revenue contributed in 2014 by properties that have been subsequently divested as the decrease in comparable revenue described below was largely offset by revenue contributed by acquired and newly opened properties.
Comparable revenue from funeral operations were $444.9 million in the third quarter of 2015 compared to $448.5 million for the same period in 2014. Declines in total comparable funeral services performed and comparable average revenue per service were partially offset by a $2.9 million increase in recognized preneed revenue for items that are delivered at the time of sale and a $2.5 million increase in GA revenue.
Funeral Services Performed
Our consolidated funeral services performed decreased 3.2% during the third quarter of 2015 compared to the same period in 2014, primarily because of the loss of services performed by properties that have been subsequently divested. Our comparable funeral services performed declined 1.3%. Growth of 10.4% in prearranged services performed sold through our non-funeral home channel was more than offset by atneed and prearranged services sold through our funeral homes declining 2.2%.
Our comparable cremation rate of 51.7% in the third quarter of 2015 increased from 50.9% in the same period of 2014. This growth in comparable cremations was generated primarily by direct cremations. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which resulted in higher average revenue for cremation services.
Average Revenue Per Service
Our consolidated average revenue per service decreased $46, or 0.9%, in the third quarter of 2015 compared to 2014, primarily due to a 1.2% decrease in comparable average revenue per service. Our comparable average revenue per service decreased $66 in the third quarter of 2015 compared to the same period in 2014. Absent the negative impact of the increase in non-funeral home prearranged services, which carry a lower average per service, our comparable average revenue per service decreased $24, or 0.4%. Inflationary pricing growth was offset by an unfavorable Canadian currency impact, an increase in cremation mix, and lower trust fund income related to the negative financial market conditions during the third quarter.

Funeral Gross Profit
Consolidated funeral gross profit decreased $12.7 million, or 14.2%, in the third quarter of 2015 compared to the same period in 2014. This decrease is primarily attributable to the decrease in comparable gross profit described below and the loss of $0.8 million in gross profit contributed by properties that have been subsequently divested.
Comparable funeral gross profit decreased $11.5 million, or 12.9%, in the third quarter of 2015 compared to the same period in 2014. The comparable gross margin percentage decreased from 19.9% to 17.5% in the third quarter of 2015 when compared to the same period in 2014. The decrease in gross profit is primarily the result of the decrease in comparable revenue described above and inflationary increases in our fixed cost structure.
Cemetery Results
Cemetery Revenue
Consolidated cemetery revenue increased $5.9 million, or 2.3%, in the third quarter of 2015 compared to the same period in 2014. This increase is attributable to the $9.5 million increase in comparable revenue described below partially offset by the loss of $6.2 million in revenue contributed in 2014 by properties that have been subsequently divested.
Comparable revenue increased $9.5 million, or 3.8%, primarily as a result of an increase in preneed cemetery property sales production that was somewhat offset by lower recognized trust fund income related to financial market conditions during the quarter and an unfavorable Canadian currency impact.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $6.3 million, or 10.8%, in the third quarter of 2015 compared to the same period in 2014. This increase is attributable to the $6.1 million increase in comparable gross profit described below.
Comparable cemetery gross profit increased $6.1 million, or 10.5%, and gross margin percentage increased from 22.9% to 24.4% in the third quarter of 2015 compared to the same period in 2014 primarily as a result of the increase in comparable revenue described above partially offset by an unfavorable Canadian currency impact.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $11.6 million to $28.2 million during the third quarter of 2015. The prior year included $10.7 million in acquisition and transition costs related to the integration of Stewart and $2.9 million of system integration and other costs. Excluding these costs, general and administrative expenses increased $2.0 million over the prior year quarter, which is primarily due to collections on insurance claims in the third quarter of 2014 that did not recur in 2015.
(Losses) Gains on Divestitures and Impairment Charges, Net
We recognized a $10.8 million net pre-tax gain on divestitures and impairment charges in the third quarter of 2015 from the sale of non-strategic funeral and cemetery locations compared to a $26.6 million net pre-tax gain in the same period of 2014 from the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Losses on Early Extinguishment of Debt
During the three months ended September 30, 2015, we recognized a $6.9 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2016.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 35.3% and 81.7% for the three months ended September 30, 2015 and 2014, respectively. The higher effective tax rate for the three months ended September 30, 2014 was primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the third quarter of 2015 is above the 35% federal statutory tax rate primarily due to state tax expense partially offset by state legislative changes and foreign earnings taxed at lower rates.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 203.4 million during the third quarter of 2015 compared to 213.0 million in the same period 2014. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program, partially offset by stock options exercised.

Results of Operations — Nine Months Ended September 30, 2015 and 2014
Management Summary
Key highlights in the first nine months of 2015 were as follows:

•
Comparable funeral gross profit increased $6.7 million, or 2.3%, primarily due to an increase in comparable funeral revenue, partially offset by inflationary increases in our fixed cost structure and an unfavorable impact of Canadian currency.

•
Comparable cemetery gross profit increased $31.7 million, or 20.5%, primarily driven by an increase in preneed property sales production and higher trust fund income, partially offset by an unfavorable impact of Canadian currency.

Results of Operations
In the first nine months of 2015, we reported net income attributable to common stockholders of $161.4 million ($0.78 per diluted share) compared to net income attributable to common stockholders in the first nine months of 2014 of $84.7 million ($0.39 per diluted share). These results were affected by the following items:

	2015	2014
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$1,175	$(20,125)
After-tax losses from the early extinguishment of debt	$(4,199)	$(17,420)
After-tax expenses related to acquisition and transition costs	$(1,824)	$(24,576)
After-tax expenses related to legal defense fees and labor matters	$—	$(7,398)
Change in certain tax reserves and other	$(2,411)	$(5,723)
Consolidated Versus Comparable Results
The table below reconciles our consolidated GAAP results to our comparable, or “same store,” results for the nine months ended September 30, 2015 and 2014. We define comparable operations (or same store operations) as those funeral and cemetery locations that were owned for the entire period beginning January 1, 2014 and ending September 30, 2015. The following tables present operating results for funeral and cemetery locations that were owned by us during this period.

Nine Months Ended September 30, 2015	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$1,428.4	$8.7	$2.3	$1,417.4
Cemetery revenue	788.6	5.4	0.2	783.0
Total revenue	$2,217.0	$14.1	$2.5	$2,200.4
Gross profit
Funeral gross profit	$298.9	$(0.8)	$(2.0)	$301.7
Cemetery gross profit	187.7	1.5	(0.5)	186.7
Total gross profit	$486.6	$0.7	$(2.5)	$488.4

Nine Months Ended September 30, 2014	Consolidated	Less: Results Associated with Acquisition/New Construction	Less: Results Associated with Divestitures	Comparable
		(In millions)
Revenue
Funeral revenue	$1,447.5	$0.8	$57.2	$1,389.5
Cemetery revenue	763.1	0.2	33.4	729.5
Total revenue	$2,210.6	$1.0	$90.6	$2,119.0
Gross profit
Funeral gross profit	$310.1	$(0.3)	$15.4	$295.0
Cemetery gross profit	160.3	(0.2)	5.5	155.0
Total gross profit	$470.4	$(0.5)	$20.9	$450.0

The following table provides the data necessary to calculate our consolidated average revenue per service for the nine months ended September 30, 2015 and 2014. We calculate average revenue per service by dividing consolidated funeral revenue, excluding GA revenue, recognized preneed revenue, and certain other revenue, to avoid distorting our averages of normal funeral services revenue, by the number of consolidated funeral services performed during the period. Recognized preneed revenue are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of consolidated average revenue per service because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Consolidated funeral revenue	$1,428.4	$1,447.5
Less: Consolidated recognized preneed revenue	74.2	65.1
Less: Consolidated GA revenue	101.3	92.2
Less: Other revenue	10.4	9.9
Adjusted consolidated funeral revenue	$1,242.5	$1,280.3
Consolidated funeral services performed	239,153	245,216
Consolidated average revenue per service	$5,195	$5,221

The following table provides the data necessary to calculate our comparable average revenue per service for the nine months ended September 30, 2015 and 2014. We calculate average revenue per service by dividing comparable funeral revenue, excluding comparable GA revenue, recognized preneed revenue, and certain other revenue to avoid distorting our averages of normal funeral services revenue, by the number of comparable funeral services performed during the period. Recognized preneed revenue are preneed sales of items that are delivered at the time of sale, including memorial merchandise and travel protection insurance and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

	Nine Months Ended
	September 30,
	2015	2014
	(In millions, except funeral services performed and average revenue per funeral service)
Comparable funeral revenue	$1,417.4	$1,389.5
Less: Comparable recognized preneed revenue	72.9	64.6
Less: Comparable GA revenue	101.0	90.6
Less: Other revenue	10.3	9.2
Adjusted comparable funeral revenue	$1,233.2	$1,225.1
Comparable funeral services performed	236,824	234,267
Comparable average revenue per service	$5,207	$5,230
Funeral Results
Funeral Revenue
Consolidated revenue from funeral operations were $1,428.4 million in the nine months ended September 30, 2015 compared to $1,447.5 million for the same period in 2014. This decrease is primarily attributable to the loss of $54.9 million in revenue contributed by properties that have been subsequently divested partially offset by a $27.9 million increase in comparable revenue as described below and $7.9 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations were $1,417.4 million in the first nine months of 2015 compared to $1,389.5 million for the same period in 2014. This $27.9 million increase was primarily due to a 1.1% increase in comparable funeral services performed as described below, an $8.3 million increase in recognized preneed revenue for items that are delivered at the time of sale, and a $10.4 million increase in GA revenue.
Funeral Services Performed
Our consolidated funeral services performed decreased 2.5% during the nine months ended September 30, 2015 compared to the same period in 2014, primarily because of the loss of services performed by properties that have been subsequently divested offset by a 1.1% increase in comparable funeral services performed. This growth comprises a 13.5% increase in prearranged services performed sold through our non-funeral home channel coupled with a 0.1% increase in atneed and prearranged services sold through our funeral homes.
Our comparable cremation rate of 51.3% in the nine months ended September 30, 2015 increased from 50.8% in 2014. This growth in comparable cremations was generated primarily by direct cremations. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings, which have resulted in higher average revenue for cremation services.
Average Revenue Per Service
Our consolidated average revenue per service decreased $26, or 0.5%, for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a 0.4% decrease in comparable average revenue per service. Our comparable average revenue per service decreased $23 for the nine months ended September 30, 2015 compared to the same period in 2014. Absent the negative impact of the increase in non-funeral home prearranged services, which carry a lower average per service, our comparable average revenue per service increased $23, or 0.4%. Inflationary pricing growth was partially offset by an unfavorable Canadian currency impact, an increase in cremation mix, and lower trust fund income.

Funeral Gross Profit
Consolidated funeral gross profit decreased $11.2 million, or 3.6%, in the nine months ended September 30, 2015 compared to the same period in 2014. This decrease is primarily attributable to the loss of $17.4 million in gross profit contributed by properties that have been subsequently divested offset by a $6.7 million increase in comparable gross profit as described below.
Comparable funeral gross profit increased $6.7 million, or 2.3%, and the comparable gross margin percentage increased from 21.2% to 21.3% in the nine months ended September 30, 2015 when compared to the same period in 2014 primarily as a result of the increase in comparable revenue as described above partially offset by inflationary increases in our fixed cost structure and an unfavorable impact of Canadian currency.
Cemetery Results
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $25.5 million, or 3.3%, in the nine months ended September 30, 2015 compared to the same period in 2014. This increase is primarily attributable to the $53.5 million increase in comparable revenue and $5.2 million in revenue contributed by acquired properties partially offset by the loss of $33.2 million in revenue contributed by properties that have been subsequently divested.
Comparable cemetery revenue increased $53.5 million, or 7.3%, primarily as a result of an increase in preneed property sales production and higher trust fund income, partially offset by an unfavorable impact of Canadian currency.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $27.4 million, or 17.1%, in the nine months ended September 30, 2015 compared to the same period in 2014. This increase is primarily the result of the $31.7 million increase in comparable gross profit described below partially offset by the loss of $6.0 million in gross profit contributed by properties that have been subsequently divested.
Comparable cemetery gross profit increased $31.7 million, or 20.5%, and gross margin percentage increased from 21.2% to 23.8% in the nine months ended September 30, 2015 compared to the same period in 2014. This increase is primarily the result of higher revenue discussed above, partially offset by an unfavorable impact of Canadian currency.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $45.1 million to $96.8 million during the nine months ended September 30, 2015 compared to $141.9 million for the same period in 2014. The current period included $4.1 million in system transition costs. The prior year included $41.2 million in acquisition and transition costs mostly related to Stewart, $12.2 million in legal settlements and defense fees primarily related to the settlement of the Eden matter, and $8.2 million in system integration and other costs. Excluding these costs in both periods, general and administrative expenses increased $12.4 million over the prior year, which is primarily due to the permanent costs associated with the increased scale of the combined SCI and Stewart entity and collections on insurance claims in 2014 that did not recur.
Gains on Divestitures and Impairment Charges, net
     We recognized a $3.4 million net pre-tax gain on divestitures and impairment charges in the nine months ended September 30, 2015 from the sale of non-strategic funeral and cemetery locations compared to $58.8 million net pre-tax gain on divestitures and impairment charges in the nine months ended September 30, 2014, which was associated with the required Federal Trade Commission divestitures of funeral and cemetery locations in the United States stemming from the Stewart acquisition.
Interest Expense
Interest expense decreased $4.8 million to $129.8 million during the first nine months of 2015. This decrease in interest expense is primarily due to the refinancing of our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019 in the first half of 2014.
Losses on Early Extinguishment of Debt
During the nine months ended September 30, 2015, we recognized a $6.9 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2016.

During the nine months ended September 30, 2014, we recognized a $29.2 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 36.5% and 60.0% for the nine months ended September 30, 2015 and 2014, respectively. The higher effective tax rate for the nine months ended September 30, 2014 was primarily due to the gain on required divestitures associated with the Stewart acquisition. The effective tax rate for the nine months ended September 30, 2015 is above the 35% federal statutory tax rate primarily due to state tax expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 206.0 million for the nine months ended September 30, 2015 compared to 215.4 million in the same period 2014. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program, partially offset by stock option exercises.

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

Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral home and cemetery industry is competitive.

•	Increasing death benefits related to preneed funeral contracts funded through life insurance contracts may not cover future increases in the cost of providing a price-guaranteed funeral service.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenue may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice legal claims could have a material adverse impact on our financial results.

•	A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.

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
Cost and market values as of September 30, 2015 are presented in Part I, Item 1. Financial Statements and Notes 4, 5, and 6 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2015.
Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts
As initially reported in our Form 10-K for the year ended December 31, 2014 we did not maintain effective internal control over financial reporting as of December 31, 2014 as a result of a material weakness in accounting for income taxes. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of this material weakness.
In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting and remediate the previously disclosed material weakness over the course of 2015. In connection with these efforts, the Company documented its internal controls with respect to the annual tax basis balance sheet process and performed those controls in the preparation of the tax basis balance sheet.
Based on the actions taken by our management, including the testing and assessment of the effectiveness of internal controls related to the completion and review of our tax basis balance sheet process, our management has concluded that the previously identified and disclosed material weakness no longer exists as of September 30, 2015.
Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2015. As outlined above, we have implemented and refined our controls to remediate the material weakness related to our annual tax basis balance sheet process, including the annual reconciliation of the tax basis balance sheet following the filing of income tax returns and the establishment of preparer and reviewer roles, thus strengthening the tax compliance process. The implemented controls are changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2015, we issued 1,337 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to five non-employee directors. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the programs
July 1, 2015 - July 31, 2015	1,508,150	$29.38	1,508,150	$44,115,735
August 1, 2015 - August 31, 2015 (1)	2,599,600	$30.32	2,599,600	$352,033,206
September 1, 2015 - September 30, 2015(2)	1,037,431	$29.45	1,034,015	$321,572,063
	5,145,181		5,141,765
(1) On August 12, 2015, our Board of Directors increased our share repurchase authorization to $400.0 million.
(2) The 3,416 shares purchased in September 2015, that were not part of the publicly announced programs represent restricted stock that was redeemed by certain employees in lieu of tax liability withholdings, which do not affect our share repurchase program.

Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2015 and 2014.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2015		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)