Form 10-K
period 2015-12-31
SERVICE CORPORATION INTERNATIONAL
filed 2016-02-18
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its officers and directors) was $5,719,357,510 based upon a closing market price of $29.43 on June 30, 2015 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 10, 2016 was 194,881,407 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2016 Annual Meeting of Stockholders (Part III).

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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2015, we operated 1,535 funeral service locations and 469 cemeteries (including 262 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. We are best known for our Dignity Memorial® brand, North America's first transcontinental brand of deathcare products and services. Our other brands are Dignity Planning™, National Cremation Society®, Advantage® Funeral and Cremation Services, Funeraria del Angel™, Making Everlasting Memories®, Neptune Society™ and Trident Society™.
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses, which enables us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, accounting, transportation, and personnel among funeral service locations in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, we set out to apply this operating strategy through the acquisition of deathcare businesses in other markets over the next three decades. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America. By the end of 1999, our global network numbered more than 4,500 funeral service locations, cemeteries, and crematories in more than 20 countries.
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested our international businesses and many North American funeral service locations and cemeteries that were either underperforming or did not fit our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (See www.dignitymemorial.com). Information contained on our website is not part of this report.
In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral/cemetery combination locations, crematoria, and related businesses. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations were operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location. We have the largest number of combination locations in North America. Fifty-six percent of our cemeteries are part of a combination location. Our combination operations include Rose Hills, the largest combination operation in the United States, performing over 4,800 funeral services and 7,900 cemetery interments per year.
Funeral service locations provide all professional services related to funerals and cremations, including the use of funeral home facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, on-line and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise, is sold at funeral service locations.
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
We also sell preneed cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and cemetery contracts was $9.5 billion and $9.3 billion at December 31, 2015 and 2014, respectively.
In 2015 our operations in the United States and Canada were organized into 31 major markets, 38 metro markets, and 53 main street markets. Each market is led by a market manager or director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral service locations and cemeteries share common resources such as personnel, preparation services, and vehicles.
The following table at December 31, 2015 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	38	14	52
Arizona	34	11	45
Arkansas	12	3	15
California	172	37	209
Colorado	24	11	35
Connecticut	19	—	19
Delaware	—	1	1
District of Columbia	1	—	1
Florida	131	60	191
Georgia	35	19	54
Hawaii	2	2	4
Idaho	6	1	7
Illinois	48	24	72
Indiana	42	9	51
Iowa	4	2	6
Kansas	9	5	14
Kentucky	16	5	21
Louisiana	27	9	36
Maine	11	—	11
Maryland	16	13	29
Massachusetts	26	—	26
Michigan	35	—	35
Minnesota	12	2	14
Mississippi	16	4	20
Missouri	26	9	35
Nebraska	4	2	6
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	20	—	20
New Mexico	1	—	1
New York	82	—	82
North Carolina	60	17	77
Ohio	35	13	48
Oklahoma	14	7	21
Oregon	17	4	21
Pennsylvania	22	16	38

Puerto Rico	12	9	21
Rhode Island	4	—	4
South Carolina	10	9	19
Tennessee	39	18	57
Texas	164	64	228
Utah	4	3	7
Vermont	4	—	4
Virginia	39	23	62
Washington	43	13	56
West Virginia	14	10	24
Wisconsin	1	4	5
Canada
Alberta	9	—	9
British Columbia	37	7	44
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	11	—	11
Ontario	44	—	44
Quebec	40	—	40
Saskatchewan	13	—	13
Total (1)	1,535	469	2,004

(1)	Includes businesses held for sale at December 31, 2015.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.
At December 31, 2015, we owned approximately 85% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2015, our 469 cemeteries contained a total of approximately 34,599 acres, of which approximately 65% was developed.

A map of our locations in North America is presented below:

37 7
9
13
4 3
44
40
5
43 13
12 2
11
11
4
6
17 4
1 4
26
82
6 1
35
4
4 2
22 16
19
15 6
4 2
35
20
4 3
48
42
13
24 11
24
9
10
1
1
172 37
26 9
14
23
16 13
39
9 5
16 5
60 17
39 18
14 7
12
10 9
2
2
34 11
1
3
35
Funeral Homes
16
38
Cemeteries
164 64
19
4
14
27
12 9
9
131
60

Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 16% based on estimated total industry revenues. The position of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.
We believe we have an unparalleled network of funeral service locations and cemeteries that offer high-quality products and services at prices that are competitive with local competing funeral service locations, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded our funeral operations under the name Dignity Memorial®. We believe our transcontinental branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
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

We have three core strategies designed to grow the company and enhance shareholder value: 1) grow revenue, 2) leverage our unparalleled scale, and 3) deploy capital.
Grow Revenue
We have a three-pronged approach to grow revenue that is focused on the customer and consists of: 1) remaining relevant to the customer, 2) growing our preneed sales, and 3) managing our footprint.
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
Growing Our Preneed Sales. Our preneed sales program drives revenue growth now and into the future. Within our funeral segment, our preneed sales create brand awareness, grow future market share, and diversify our revenue stream in a low-inflation environment. Due to our scale, our preneed sales program is not capital intensive and gives us a competitive advantage. Within our cemetery segment, we have a focus on increasing sales force productivity combined with tiered cemetery property offerings and pricing to drive current revenue growth.
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
Leverage Our Unparalleled Scale
We also leverage our unparalleled scale using a three-pronged approach, which consists of: 1) developing our sales organization, 2) optimizing our network, and 3) using our scale with our preneed trust and insurance backlog. Our size and broad geographic network of businesses gives us a significant advantage in the industry.
Developing Our Sales Organization. Over the past several years, we have invested in the infrastructure and training of our sales organization. During 2016, we will continue our focus on enhancing the productivity and effectiveness of the sales team and growing the number sales counselors. We believe that our scale allows us to expand our sales organization in a manner that our competitors cannot afford to replicate.
Optimizing Our Network. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies. We regularly examine our purchasing spend to look for opportunities to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. Additionally, many of our accounting and administrative functions are outsourced to third-party providers, allowing for greater efficiency.
Using Our Scale with Our Preneed Trust and Insurance Backlog. Due to our $9.5 billion backlog, we benefit from having access to premier financial partners in the industry. For our trust investments, we have access to preeminent money managers and lower fee structures, which we believe is a low risk structure that will provide us with higher returns and lower costs of administration over time. We also enjoy favorable terms with our insurance provider.
Deploy Capital
Our third core strategy is to maximize capital deployment opportunities. Our priority for capital deployment: is 1) investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) repurchasing debt.
Investing in Acquisitions and Building New Funeral Homes. As noted above, we plan to use our capital to manage our footprint by focusing on strategic acquisitions and building new funeral homes where the expected returns are attractive and exceed our weighted average cost of capital plus a risk premium. We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.12 per common share in 2015. We target a payout ratio of 30% to 40% of recurring net income. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions.
Repurchasing Debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile.
Associates
At December 31, 2015, we employed 15,654 individuals on a full-time basis and 8,131 individuals on a part-time basis. Of the full-time associates, 14,716 were employed in the funeral and cemetery operations and 938 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in our health insurance plan. At December 31, 2015 and 2014, there were 9,447 and 9,022 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.
Regulation
Our funeral operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices (the “Funeral Rule”), which went into effect in 1984. The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral merchandise and services and prohibit a funeral provider from: 1) misrepresenting legal, crematory, and cemetery requirements; 2) embalming for a fee without permission; 3) requiring the purchase of a casket for direct cremation; and 4) requiring consumers to buy certain funeral merchandise or services as a condition for furnishing other funeral merchandise or services.
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian and provincial laws and regulations. For example, state laws impose licensing requirements for funeral service locations and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures in order to comply with the Funeral Rule and laws and regulations. For example, we have established and maintain policies, procedures, and practices; we engage in training of our personnel; and we carry out ongoing reviews of our compliance efforts. We believe that we are in substantial compliance with the Funeral Rule and all laws and regulations.
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
In connection with our preneed merchandise and service sales, most affiliated trust funds own investments in equity securities, fixed income securities, and mutual funds. The fair value of these investments and our earnings and investment gains and losses on these securities and mutual funds are affected by financial market conditions that are beyond our control.
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2015	2014	2013
Preneed funeral merchandise and service trust funds	(1.5)%	3.7%	16.6%
Preneed cemetery merchandise and service trust funds	(1.0)%	3.4%	19.3%
Perpetual care trust funds	(0.3)%	5.2%	7.6%
Generally, earnings or gains and losses on our trust investments are recognized and we withdraw cash when the underlying merchandise is delivered, service is performed, or upon contract cancellation; however, our cemetery perpetual care trusts recognize earnings, and in certain states capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2016 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 3, 4, and 5 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2015, no such charge was required. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a decrease in trust fund value, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2015, we had unrealized losses of $13.9 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.

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
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default of our indebtedness. If an event of default under our Bank Credit Facility occurs, and such event of default continues unremedied for 30 days after we receive notice thereof, the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Financial Condition, Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed funeral and cemetery activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $179.2 million into state-mandated trust accounts as of December 31, 2015. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.

The funeral and cemetery industry is competitive.
In North America, the funeral and cemetery industry is characterized by a large number of locally-owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market ourselves in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent funeral service location and cemetery operators, monument dealers, casket retailers, low-cost funeral providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.
We sell price-guaranteed preneed contracts through various programs providing for future services at prices prevailing when the agreements are signed. For preneed contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission that typically averages approximately 26% of the total sale from the third-party insurance company. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the service is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed service, and any such excess cost could be materially adverse to our financial condition, results of operations, and cash flows.
The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenues.
Where permitted, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to us to pay for the preneed contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, and cash flows.
Unfavorable results of litigation could have a material adverse impact on our financial statements.
As discussed in Note 11 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, results of operations, and cash flows.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2015, 51.6% of the comparable services we performed were cremation cases compared to 51.0% and 50.2% performed in 2014 and 2013, respectively. Our average revenue for cremations with service is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
Our funeral and cemetery businesses are high fixed-cost businesses.
The majority of our operations are managed in groups called “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles, and preneed sales personnel. Personnel costs, the largest component of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of services or interments performed. Because we cannot necessarily decrease these costs when we experience lower sales volumes, a sales decline may cause our margin percentages to decline at a greater rate than the decline in revenue.
Regulation and compliance could have a material adverse impact on our financial results.
Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the Federal Trade Commission, which requires funeral service locations to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
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
In addition, from time to time, governments and agencies propose to amend or add regulations or reinterpret existing regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral service locations and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including 1) burial practices of a different era that are judged today in hindsight as being outdated, and 2) alleged violations of our practices and procedures by one or more of our associates. In addition, since we acquired most of our cemeteries, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
We use a combination of insurance, self-insurance and large deductibles in managing our exposure to certain inherent risks, as such, we could be exposed to unexpected costs that could negatively affect our financial performance.
 Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are prudent based on our operations. Because we self-insure a significant portion of expected losses under our workers' compensation, auto, and general and professional liability insurance programs, unanticipated changes in any applicable actuarial assumptions, trends and interpretations or management estimates underlying our recorded liabilities for these losses, including potential increases in costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition, results of operations or cash flows.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.
The number of tax years with open tax audits varies depending on the tax jurisdiction. In the United States, the Internal Revenue Service is currently examining our tax returns for 1999 through 2007 and various state jurisdictions are auditing years through 2014. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 8 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenues, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $305.8 million as of December 31, 2015, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach, corruption, or data loss involving such information. A breach of our security measures or failure in our backup systems could adversely affect our reputation with our customers and their loved ones, our associates, and our vendors; as well as our operations, results of operations, financial condition, and cash flows; and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
Our Canadian business exposes us to operational, economic, and currency risks.
Our Canadian operations represent a significant portion of our revenue. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our Canadian operations may be adversely affected by local laws, customs and regulations, as well as political and economic conditions. Significant fluctuations in exchange rates between the U.S. dollar and the Canadian dollar may adversely affect our results of operations and cash flows.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and may prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness which could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate or other purposes;

•
a portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions, and general corporate costs or other purposes;

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
Information regarding legal proceedings is set forth in Note 11 of Part II, Item 8. Financial Statements and Supplementary Data.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 16, 2016, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	50	Chairman of the Board and Chief Executive Officer	1999
Michael R. Webb	57	President and Chief Operating Officer	1998
Eric D. Tanzberger	47	Senior Vice President, Chief Financial Officer and Treasurer	2000
Gregory T. Sangalis	60	Senior Vice President, General Counsel and Secretary	2007
Sumner J. Waring, III	47	Senior Vice President, Operations	2002
Steven A. Tidwell	54	Senior Vice President, Sales and Merchandising	2010
Tammy R. Moore	48	Vice President and Corporate Controller	2010
R. L. Waltrip	85	Founder and Chairman Emeritus	1962
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016 and, previously, he had been appointed Chief Executive Officer in February 2005. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership, the Greater Houston Community Foundation Governing Council, the Board of Directors of Genesys Works and the University of Texas McCombs Business School Advisory Council. Mr. Ryan is a member of the Board of Trust Managers of Weingarten Realty Investors (NYSE: WRI) and serves as a director of Chesapeake Energy (NYSE: CHK).
Mr. Webb was elected President and Chief Operating Officer of Service Corporation International in February 2016. Prior to that he served was Executive Vice President and Chief Operating Officer since February 2005. Mr. Webb joined the Company in 1991 when SCI acquired Arlington Corp., a regional funeral and cemetery consolidator, where he served as Chief Financial Officer. In 1993, Mr. Webb joined the Company's corporate development group, which he later led on a global basis. Prior to joining Arlington Corp., Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group Inc. He holds a bachelor's degree in business administration from the University of Georgia.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and was named Treasurer in July 2007. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He also served at Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's in business administration from the University of Notre Dame. He serves on the Board of Directors of New Orleans Medical Mission Services.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management Inc., the leading provider of waste management services in North America.  Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a masters in business administration. from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School where he graduated Cum Laude.
Mr. Waring, Senior Vice President, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Markets Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Board of Trustees of Tabor Academy.
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed Funeral Director and Embalmer in Nashville, Tennessee, and has been actively involved in the funeral, and cemetery profession for thirty-five years. He holds an AA degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, The Owen School of Business at Vanderbilt University and the Center for Creative Leadership.
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
Mr. Waltrip was appointed the Founder and Chairman Emeritus of SCI effective in January 2016. Prior thereto, he was Chairman of the Board and provided invaluable leadership to the Company for over 50 years. A licensed funeral director, Mr. Waltrip grew up in his family's funeral business and assumed management of the firm in the 1950s. He began buying additional funeral service locations in the 1960s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2015, the network he began had grown to include more than 2,000 funeral service locations and cemeteries. Mr. Waltrip took SCI public in 1969. Mr. Waltrip holds a bachelor's degree in business administration from the University of Houston.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2015, there were 4,768 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2015, we had 195,772,876 shares outstanding, net of 5,086,800 treasury shares.
In 2015 and 2014 we paid quarterly cash dividends totaling $87.6 million and $71.5 million, respectively. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2015		2014
	High	Low	High	Low
First quarter	$27.04	$22.29	$19.88	$16.82
Second quarter	$30.07	$26.25	$20.80	$18.66
Third quarter	$31.94	$26.64	$22.34	$19.96
Fourth quarter	$29.68	$25.36	$23.22	$20.30
Options in our common stock are primarily traded on the Philadelphia Stock Exchange and the Chicago Board Options Exchange. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. This graph assumes the total return on $100 invested on December 31, 2010, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Rock of Ages Corporation was included in the Peer Group until January 19, 2011 when it was acquired by Swenson Granite, LLC. Stewart Enterprises, Inc. was included in the Peer Group until December 31, 2013 when it was acquired by us. Total return data assumes reinvestment of dividends.
TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending

For equity compensation plan information, see Part III of this Form 10-K.

On December 31, 2015, we issued 1,533 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to five non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $2.1 billion of common stock at an average cost per share of $11.62. Under our share repurchase program, during the year ended December 31, 2015, we repurchased 12,455,281 shares at an aggregate cost of $345.3 million, which is an average cost per share of $27.72. During the year ended December 31, 2014, we repurchased 11,488,332 shares at an aggregate cost of $242.9 million, which is an average cost per share of $21.14. On August 12, 2015, our Board of Directors increased our repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $278.8 million at December 31, 2015. As discussed in Item 1A, our contains covenants that may restrict our ability to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2015 — October 31, 2015	654,305	$28.20	654,305	$300,121,653
November 1, 2015 — November 30, 2015	679,200	$27.03	679,200	$281,752,329
December 1, 2015 — December 31, 2015	113,200	$25.98	113,200	$278,808,832
	1,446,705		1,446,705
Subsequent to December 31, 2015, we repurchased 977,396 shares for $24.0 million at an average cost per share of $24.51.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2011 through December 31, 2015.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$2,986.4	$2,994.0	$2,550.5	$2,404.4	$2,309.5
Net income	234.9	178.8	152.6	155.4	147.3
Net income attributable to noncontrolling interests	(1.2)	(6.3)	(5.3)	(1.6)	(1.3)
Net income attributable to common stockholders	233.8	172.5	147.3	153.8	146.0
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$1.17	$0.81	$0.70	$0.71	$0.62
Diluted	$1.14	$0.80	$0.68	$0.70	$0.62
Net income attributable to common stockholders
Basic	$1.17	$0.82	$0.70	$0.71	$0.62
Diluted	$1.14	$0.81	$0.68	$0.70	$0.62
Cash dividends declared per share	$0.44	$0.34	$0.27	$0.23	$0.20
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$11,718.9	$11,923.6	$12,833.6	$9,588.5	$9,233.1
Long-term debt (less current maturities), including capital leases	$3,071.7	$2,963.8	$3,125.5	$1,916.6	$1,861.1
Equity	$1,189.4	$1,377.4	$1,480.2	$1,415.2	$1,463.3
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$472.2	$317.4	$384.7	$369.2	$388.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At December 31, 2015, we operated 1,535 funeral service locations and 469 cemeteries (including 262 combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.5 billion backlog of future revenues from both trust and insurance-funded sales at December 31, 2015, which is the result of preneed funeral and cemetery sales. Preneed arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is fully developed).
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $472.2 million in 2015. In addition, as of December 31, 2015, we have $199.0 million in excess borrowing capacity under our Bank Credit Facility. As of December 31, 2015, we have $95.2 million in current maturities of long-term debt, which primarily consists of the current amounts due on the Term Loan and capital leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2015, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2015 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.82
Interest coverage ratio	3.00 (Min)	4.89
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. We believe that our approximately $85.0 million of unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facility will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and expected minimum operating cash in transit, we believe approximately $85.0 million of our $134.6 million in cash on hand is unencumbered.
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
We intend to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in acquisitions and new builds. We intend to make acquisitions of funeral service locations and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral service locations. We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.12 per common share at the end of 2015, a 33% increase over 2014. We target a payout ratio of 30% to 40% of recurring net income. We intend to continue to grow our cash dividend commensurate with the growth of our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the year ended December 31, 2015, we repurchased 12,455,281 shares of common stock at an aggregate cost of $345.3 million, which is an average cost per share of $27.72. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $278.8 million at December 31, 2015. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our Bank Credit Facility contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our repurchase program in the future.
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
Operating Activities
Net cash provided by operating activities was $472.2 million, $317.4 million, and $384.7 million for the years ended December 31, 2015, 2014, and 2013 respectively.
Included in operating cash flows are the following:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Excess tax benefits from share-based awards	$(18.1)	$(30.1)	$—
Payments related to tax structure changes	$(10.5)	$—	$—
Legal defense fees	$—	$(10.3)	$(6.8)
Premium paid on early extinguishment of debt	$(6.5)	$(24.8)	$—
Acquisition, integration, and system transition costs	$(6.6)	$(62.2)	$(48.7)
Taxes paid on divestitures	$—	$(63.8)	$—
Excluding the above items, cash flow from operations increased $5.3 million for 2015 versus 2014 and $68.4 million for 2014 versus 2013. The 2015 increase comprises:

•	a $41.0 million increase in cash receipts from customers,

•	a $12.7 million decrease in vendor and other payments, and
•a $10.6 million decrease in cash interest paid; partially offset by
•a $51.1 million increase in tax payments, and
•a $7.9 million increase in payroll.
The 2014 increase was primarily driven by the increase in our size due to the Stewart acquisition and comprises:

•	a $423.2 million increase in cash receipts from customers, primarily due to higher cash receipts from higher preneed sales and an increase in consolidated atneed revenue, and

•	a $11.7 million increase in General Agency (GA) receipts due to an increase in preneed insurance production; partially offset by

•	a $169.0 million increase in payroll,

•	a $130.7 million increase in vendor and other payments,

•	a $50.3 million increase in interest payments, and

•	a $16.5 million increase in tax payments.
Investing Activities
Cash flows from investing activities used $166.4 million in 2015 compared to providing $257.3 million in 2014 and using $1,156.8 million in 2013. The $423.7 million decrease from 2015 over 2014 is primarily due to the 2014 sales proceeds of divested locations from the required sale of locations under our consent decree with the Federal Trade Commission. The change from 2014 over 2013 is primarily related to $1.1 billion (net of cash acquired) capital deployed in 2013 for the strategic acquisition of Stewart Enterprises.
Capital expenditures grew $6.5 million in 2015 compared to 2014 after having increased $31.6 million in 2014 from 2013. The 2014 increase primarily stems from the increase in the size of the company following the Stewart acquisition.
Financing Activities
Financing activities used $338.5 million in 2015 compared to using $538.0 million in 2014 and providing $825.1 million in 2013.
During 2015 we borrowed $54.0 million, net of repayments. In 2014, we repaid $278.2 million of our debt, net of issuances. Outside of payments made when due under the terms of the debt instruments, our major activity in 2014 was to refinance portions of our debt. In 2013, we borrowed $902.1 million, net of repayments, primarily to fund the acquisition of Stewart.
We spent $345.3 million, $242.9 million, and $1.7 million on share repurchases in 2015, 2014, and 2013, respectively. The share repurchase activity in 2013 is significantly lower than the other years as we reduced our activity to save cash for the acquisition of Stewart.
Our dividend rate has steadily increased since 2005. We paid $87.6 million, $71.5 million, and $57.2 million of dividends in 2015, 2014, and 2013, respectively.
Proceeds from stock option exercises decreased $0.6 million in 2015 compared to 2014 after increasing $26.1 million in 2014 compared to 2013.
During 2014, we acquired the remaining 10% of Neptune for $15.0 million after acquiring 20% in 2013 for $23.3 million.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2015.

	Payments Due by Period
Contractual Obligations	2016	2017-2018	2019-2020	Thereafter	Total
		(In millions)
Debt maturities, net of discounts (including capital leases)(1)	$95.2	$1,164.9	$242.0	$1,664.8	$3,166.9
Interest obligation on long-term debt(2)	161.9	278.3	210.9	291.1	942.2
Operating lease agreements(3)	14.5	22.7	15.8	61.0	114.0
Employment and management, consulting, and non-competition agreements(4)	6.8	10.3	7.4	6.0	30.5
Pension obligation(5)	3.7	6.6	5.9	10.6	26.8
Total contractual obligations	$282.1	$1,482.8	$482.0	$2,033.5	$4,280.4

(1)
Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our Bank Credit Facility contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.

(2)
Approximately 76% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(3)
The majority of our lease arrangements contain options to i) purchase the property at fair value on the exercise date, ii) purchase the property for a value determined at the inception of the leases, or iii) renew for the fair rental value at the end of the primary lease term. Our leases primarily relate to funeral and cemetery operating and maintenance equipment. See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

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

(5)	See Note 14 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of our pension plans.

The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2015.

	Expiration by Period
Commercial and Contingent Obligations	2016	2017-2018	2019-2020	Thereafter	Total
		(In millions)
Surety obligations(1)	$179.2	$—	$—	$—	$179.2
Long-term obligations related to uncertain tax positions(2)	182.0	0.6	—	51.6	234.2
Letters of credit(3)	31.5	—	—	—	31.5
Total commercial and contingent obligations	$392.7	$0.6	$—	$51.6	$444.9

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $234.2 million as of December 31, 2015. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2015, $31.0 million of our letters of credit were supported by our Bank Credit Facility, which expires in July 2018, and $0.5 million of our letters of credit are outside of our credit facility.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2015, we had unrealized losses of $13.9 million in the various trusts within these states.
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

	December 31, 2015	December 31, 2014
	(In millions)
Preneed funeral	$112.7	$121.1
Preneed cemetery:
Merchandise and services	136.7	138.1
Pre-construction	5.9	4.6
Bonds supporting preneed funeral and cemetery obligations	255.3	263.8
Bonds supporting preneed business permits	4.5	4.4
Other bonds	17.9	18.0
Total surety bonds outstanding	$277.7	$286.2
When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $255.3 million in bonds supporting preneed funeral and cemetery obligations differs from the $179.2 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For each of the years ended December 31, 2015, and 2014, we had $19.6 million and for the year ended December 31, 2013 we had $18.5 million of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies.
Trust-funded Preneed Contracts
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in our Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2015. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed contracts in our Consolidated Balance Sheet of $121.5 million and $125.0 million as of December 31, 2015 and 2014, respectively.
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

The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts, for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$258.3	$230.5
Sales production (number of contracts)	83,060	78,745
Maturities	$222.1	$221.3
Maturities (number of contracts)	64,560	60,812
Cemetery:
Sales production:
Preneed	$769.3	$687.5
Atneed	304.4	307.2
Total sales production	$1,073.7	$994.7
Sales production deferred to backlog:
Preneed	$336.1	$299.8
Atneed	226.0	232.0
Total sales production deferred to backlog	$562.1	$531.8
Revenue recognized from backlog:
Preneed	$255.7	$234.7
Atneed	222.8	230.5
Total revenue recognized from backlog	$478.5	$465.2
Insurance-funded Preneed Contracts
Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as revenues when the insurance purchase transaction between the customer and third-party insurance provider is complete. Direct selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. As the insurance contract is between the insurance company and the customer, we do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet.
The third-party insurance company collects funds related to the insurance contract directly from the customer. The life insurance contracts include a death benefit escalation provision, general agency commissions received at the time of sale, and have lower ongoing administrative costs; all of which are expected to mitigate the inflationary costs of providing the preneed merchandise and services in the future at the prices that were guaranteed at the time of the preneed sale. The customer/policy holder assigns the policy benefits to us to pay for the preneed contract at the time of need.

The table below details the results of insurance-funded preneed production and maturities for the years ended December 31, 2015 and 2014, and the number of contracts associated with those transactions.

	Years Ended December 31,
	2015	2014
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$543.8	$591.7
Sales production (number of contracts)(1)	90,609	98,487
General agency revenue	$137.0	$123.0
Maturities	$318.3	$350.9
Maturities (number of contracts)	55,615	61,370

(1)	Amounts are not included in our Consolidated Balance Sheet.
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at December 31, 2015 and 2014. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2015 and 2014. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenue, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of maturities of preneed sales in the future, as well as the amount of assets associated with those revenue. Because the future revenue exceeds the asset amounts, future revenue will exceed the cash distributions actually received from the associated trusts.

	December 31, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred preneed funeral revenue	$0.56	$0.56	$0.54	$0.54
Deferred preneed funeral receipts held in trust	1.51	1.56	1.63	1.63
	2.07	2.12	2.17	2.17
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.17)	(0.17)
Backlog of trust-funded preneed funeral revenue	1.91	1.96	2.00	2.00
Backlog of insurance-funded preneed revenue (1)	5.10	5.10	4.82	4.82
Total backlog of preneed funeral revenue	$7.01	$7.06	$6.82	$6.82

Preneed funeral receivables and trust investments	$1.76	$1.81	$1.84	$1.85
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.16)	(0.16)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	1.61	1.66	1.68	1.69
Insurance policies associated with insurance-funded deferred preneed revenue, net of estimated allowance for cancellation (1)	5.10	5.10	4.82	4.82
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$6.71	$6.76	$6.50	$6.51

	December 31, 2015		December 31, 2014
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred preneed cemetery revenue	$1.12	$1.12	$1.06	$1.06
Deferred preneed cemetery receipts held in trust	1.46	1.51	1.52	1.53
	2.58	2.63	2.58	2.59
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.47	$2.52	$2.47	$2.48

Preneed cemetery receivables and trust investments	$2.32	$2.37	$2.31	$2.32
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.13)	(0.13)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.20	$2.25	$2.18	$2.19
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, reported net asset values, and appraisals. As of December 31, 2015, the difference between the backlog and asset market amounts represents $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.12 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets.
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
Trust Investments
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future for the prices that were guaranteed at the time of sale.
Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are distributed and are intended to offset the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the net ordinary earnings that are distributed.
Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and services trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees that are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include 1) preserving capital within acceptable levels of volatility and risk and 2) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets. Preneed funeral and cemetery contracts generally take years to mature; therefore, the funds associated with these contracts are often invested through several market cycles. The cemetery perpetual care trusts' investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset classes, investment styles, and a diverse mix of investment managers.

Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase of three managed limited liability companies (LLCs), one or each trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
Commingled Funds. These funds allow the trusts to access, at a reduced cost, the same investment managers and strategies used elsewhere in the portfolios.
Mutual Funds. The trust funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including US equities, non-US equities, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, and commodities and are governed by guidelines outlined in their individual prospectuses.
Separately Managed Accounts. In order to reduce costs to the investment portfolios, the trusts utilize separately managed accounts where appropriate.
For those accounts not eligible for participation in the managed LLCs, the trustee utilizes institutional share class mutual funds that comply with our investment policy statement or with applicable state or provincial regulation. The U.S. trusts also include a modest allocation to alternative investments, which comprise primarily private equity investments. These investments are also held in LLCs and are managed by certain trustees.
Asset Classes
Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The majority of the fixed income allocation for the trusts is in institutional share class mutual funds. Where the trusts have direct investments in individual fixed income securities, these are primarily in government and corporate instruments.
Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery products sold in certain Canadian jurisdictions must be invested in these instruments.
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2015, the largest single equity position represented less than 1% of the total securities portfolio.
The objective of Private Equity investments is to provide high rates of return with reduced volatility. These investments are typically long-term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including private equity, real estate, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Investment Performance
The trust fund returns recognized over a period of years from these investment assets can be volatile. During the year ended December 31, 2015, the Standard and Poor’s 500 Index increased 1.4% and the Barclay’s Aggregate Index increased 0.6%, while the combined SCI trust assets decreased 0.9%.
SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2015, 2014, and 2013
Management Summary
Key developments in 2015 were as follows:

•	Comparable cemetery gross profit increased $22.2 million, or 8.5%, from 2014 primarily due to an increase in preneed property sales recognition.

•	Comparable funeral gross profit decreased $3.1 million, or 0.8%, from 2014 as increases in comparable revenue were more than offset by inflationary increases in our fixed cost structure.

Results of Operations — Years Ended December 31, 2015, 2014, and 2013
In 2015, we reported consolidated net income attributable to common stockholders of $233.8 million ($1.14 per diluted share) compared to net income attributable to common stockholders in 2014 of $172.5 million ($0.81 per diluted share) and net income attributable to common stockholders in 2013 of $147.3 million ($0.68 per diluted share). These results were impacted by certain significant items that impacted earnings, including:

	2015	2014	2013
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$3,082	$(3,196)	$(4,505)
Net after-tax (losses) gains from the early extinguishment of debt, net	$(4,287)	$(17,997)	$296
Net after-tax expenses related to system transition costs	$(2,326)	$(5,671)	$(5,331)
Net after-tax expenses related to the acquisition and integration costs	$(1,865)	$(27,205)	$(33,229)
Net after-tax expenses related to legal defense fees and other matters	$—	$(7,421)	$(7,384)
Change in certain tax reserves and other	$(2,988)	$(3,152)	$(1,369)

Funeral Results

	2015	2014	2013
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,888.8	$1,920.5	$1,698.5
Less: revenue associated with acquisitions/new construction	12.3	1.7	—
Less: revenue associated with divestitures	6.1	67.5	69.3
Comparable[1] funeral revenue	1,870.4	1,851.3	1,629.2
Less: Comparable recognized preneed revenue	96.2	84.8	74.0
Less: Comparable general agency revenue	136.5	121.4	103.8
Less: Other revenue	13.6	12.3	17.0
Adjusted comparable funeral revenue	$1,624.1	$1,632.8	$1,434.4
Comparable services performed	313,068	312,658	273,806
Comparable average revenue per service[2]	$5,188	$5,222	$5,239

Consolidated funeral gross profit	$387.5	$409.7	$349.8
Less: gross loss associated with acquisitions/new construction	(1.5)	(0.4)	—
Less: gross (loss) profit associated with divestitures	(2.7)	15.3	13.5
Comparable[1] funeral gross profit	$391.7	$394.8	$336.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2014 and ending December 31, 2015.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenues, recognized preneed revenues, and other revenues to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenues are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection insurance, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenues from funeral operations were $1,888.8 million for the year ended December 31, 2015 compared to $1,920.5 million for the same period in 2014. This decrease is primarily attributable to the loss of $61.4 million in revenue contributed by properties that have been subsequently divested partially offset by a $19.1 million increase in comparable revenue as described below and $10.6 million in revenue contributed by acquired properties.
Comparable revenues from funeral operations were $1,870.4 million for the year ended December 31, 2015 compared to $1,851.3 million for the same period in 2014. This $19.1 million increase was primarily due to:

•	an increase in comparable recognized preneed revenues of $11.4 million;

•	a $15.1 million increase in comparable general agency revenues; and

•
a 0.1% increase in comparable services performed. This growth comprises an 11.7% increase in preneed services performed sold through our non-funeral home channel offset by a 0.8% decrease in atneed services and preneed services sold through our funeral homes. Our comparable cremation rate increased to 51.6% in 2015 from 51.0% in 2014 as a result of an increase in direct cremations. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings.

These increases were partially offset by a $34, or 0.7%, decrease in comparable average revenue per service in 2015 compared to 2014. Absent the impact of the increase in non-funeral home preneed services, which carry a lower average per service, our comparable average revenue per service increased $9 in 2015 compared to 2014. Inflationary pricing growth was partially offset by an unfavorable Canadian currency impact, an increase in the cremation mix, and lower trust fund income.
Consolidated revenues from funeral operations increased $222.0 million in 2014 compared to 2013. This increase was primarily the result of a 14.2% increase in the comparable number of services performed (primarily from the acquisition of Stewart in December 2013), a $10.8 million increase in comparable recognized preneed revenues, and a $17.6 million increase in general agency revenues partially offset by a 0.3% decrease in the comparable average revenue per service. Our comparable cremation rate increased to 51.0% in 2014 from 50.2% in 2013 as a result of an increase in direct cremations.
Funeral Gross Profit

Consolidated funeral gross profits decreased $22.2 million in 2015 compared to the same period in 2014. This decrease is primarily attributable to the loss of $18.0 million in gross profit contributed by properties that have been subsequently divested and a decrease in comparable funeral gross profits of $3.1 million, or 0.8%. The comparable revenue growth described above was more than offset by inflationary increases in our fixed cost structure.
Consolidated funeral gross profits increased $59.9 million, or 17.1%, in 2014 as compared to 2013 primarily attributable to the increase in comparable gross profits of $58.5 million, or 17.4%, which was primarily from the acquisition of Stewart.
Cemetery Results

	2015	2014	2013
	(In millions)
Consolidated cemetery revenue	$1,097.6	$1,073.5	$852.0
Less: revenue associated with acquisitions/new construction	8.2	1.3	—
Less: revenue associated with divestitures	0.4	34.7	27.2
Comparable[1] cemetery revenue	$1,089.0	$1,037.5	$824.8

Consolidated cemetery gross profit	$284.4	$266.0	$199.2
Less: gross profit associated with acquisitions/new construction	2.1	0.1	—
Less: gross (loss) profit associated with divestitures	(0.3)	5.5	5.1
Comparable[1] cemetery gross profit	$282.6	$260.4	$194.1

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2014 and ending December 31, 2015.
Cemetery Revenue
Consolidated revenues from our cemetery operations increased $24.1 million, or 2.2%, in 2015 compared to 2014 primarily attributable to the increase in comparable revenues described below and $6.9 million in revenue contributed by acquired properties partially offset by the loss of $34.3 million in revenue contributed by properties that were divested throughout 2015 and 2014. Comparable cemetery revenues increased $51.5 million, or 5.0%, in 2015 compared to 2014 primarily as a result of a $66.1 million increase in preneed property sales recognition, which was partially offset by an expected decrease in trust fund income. The 2014 recognized trust fund income included $15.0 million of cash distributions received from the perpetual care trust funds as a result of realizing net capital gains created by the 2014 change in trust structure, which were not expected to recur.
Consolidated revenues from our cemetery operations increased $221.5 million, or 26.0%, in 2014 compared to 2013 primarily as a result of the increase in comparable revenues described below and $7.5 million contributed by properties that have been subsequently divested. Comparable cemetery revenues increased $212.7 million, or 25.8%, in 2014 compared to 2013, primarily from the acquisition of Stewart and increased preneed property recognition.
Cemetery Gross Profits
Consolidated cemetery gross profit increased $18.4 million, or 6.9%, in 2015 compared to 2014. This increase is the result of the increase in comparable gross profits partially offset by the loss of $5.8 million in profits contributed by properties that have been subsequently divested. Comparable cemetery gross profits increased $22.2 million, or 8.5%, in 2015 compared to 2014. This increase is primarily the result of higher revenues described above, partially offset by

•	an $8.6 million increase in comparable selling costs as a result of planned advertising and media spend and commissions paid for increased preneed production;

•	a $7.7 million increase in overhead expenses due to the newly combined entity and information technology support infrastructure upgrades;

•	a $5.9 million increase in direct property and merchandise costs driven by higher revenues described above;

•	a $5.6 million increase in salaries and other employee-related costs; and

•	a $1.4 million increase in maintenance expenses.
Consolidated cemetery gross profit increased $66.8 million, or 33.5%, in 2014 compared to 2013. This increase is the result of the increase in comparable gross profits of $66.3 million, or 34.2%, in 2014 compared to 2013, primarily from the acquisition of Stewart.
Other Financial Statement Items

General and Administrative Expenses
General and administrative expenses were $128.2 million in 2015 compared to $184.7 million in 2014 and $155.1 million in 2013. The 2015 amounts include $6.7 million in system transition costs. The 2014 amounts included $45.5 million in acquisition and transition costs primarily related to Stewart, $12.3 million in legal settlements and defense fees related to the settlement of the Eden matter and $9.5 million in system transition costs. The 2013 amounts included $36.1 million in acquisition and transition costs primarily related to Stewart, $8.2 million in system transition costs, and $5.3 million in legal defense fees. Excluding these costs, general and administrative expenses increased $4.1 million in 2015 compared to 2014 primarily due to legal expenses, after increasing $12.1 million in 2014 compared to 2013, which reflects the incremental costs of the combined entity.
Gains (losses) on Divestitures and Impairment Charges, Net
In 2015, we recognized a $6.5 million net pre-tax gain on asset divestitures and impairments. This gain was primarily due asset divestitures, partially offset by impairment losses, associated with non-strategic funeral and cemetery locations in the United States and Canada.
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
Interest Expense
Interest expense decreased $4.7 million to $172.9 million in 2015 compared to $177.6 million in 2014. The decrease in interest expense is primarily due to the refinancing of our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019 in the first half of 2014. We also refinanced our 6.75% Senior Notes due April 2016 in August 2015.
Interest expense increased $35.2 million to $177.6 million in 2014 compared to $142.4 million in 2013. The increase in interest expense is primarily due to incremental debt associated with the Stewart acquisition.
(Losses) Gains on Early Extinguishment of Debt, Net
During 2015, we paid an aggregate of $197.4 million on our 6.75% Senior Notes due April 2016, $100.0 million on our Bank Credit Facility, and $60.0 million on our Term Loan due July 2018. Certain of the above transactions resulted in the recognition of a loss of $6.9 million recorded in (Losses) gains on early extinguishment of debt, net in our Consolidated Statement of Operations.
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
Provision for Income Taxes
The 2015 consolidated effective tax rate was 36.5%, compared to 56.1% and 37.9% in 2014 and 2013, respectively. The higher effective tax rate for the twelve months ended December 31, 2014 was primarily due to the non-deductible goodwill resulting from the gains on required divestitures associated with the Stewart acquisition. The 2015 consolidated effective tax rate is above the 35% federal statutory tax rate primarily due to the state expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 204.5 million in 2015, compared to 214.2 million in 2014, and 216.0 million in 2013. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program.
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
Revenue Recognition
Funeral revenue is recognized when funeral merchandise is delivered or funeral services are performed. Merchandise delivery and service performance generally take place shortly after the time of need. Delivery of some preneed items, primarily certain memorial merchandise and travel protection insurance, are delivered prior to the time of need. We refer to these items as recognized preneed revenue. Our trade receivables primarily consist of amounts due for funeral services already performed.
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
Valuation of Goodwill
We record the excess of purchase price over the fair value of identifiable net assets acquired in business combinations as goodwill. Goodwill is tested annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.7% to 7.0% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2015 or 2014.
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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2015 or 2014.
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
An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures for all of our available-for-sale securities, see Notes 3, 4, and 5 in Part II, Item 8. Financial Statements and Supplementary Data.
Loss Contract Analysis
We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2015, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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
Allowances. We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, as well as for our preneed funeral and preneed cemetery deferred revenues. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenues that may be canceled in their first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.

Valuation of trust investments. The trust investments include marketable securities that are classified as available-for-sale. When available, we use quoted market prices for specific securities. When quoted market prices are not available for the specific security, fair values are estimated by using either quoted market prices for securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment terms, rating, and tax exempt status.
The valuation of private equity and other investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the market value of the underlying real estate and private equity instruments. The underlying real estate value is determined using the most recent appraisals. The private equity instruments are valued based on reported net asset values.
Legal liability reserves. Contingent liabilities, principally for legal matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and a range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As disclosed in Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.
Depreciation of long-lived assets. We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.
Valuation of assets acquired and liabilities assumed. Tangible and intangible assets acquired and liabilities assumed are recorded at their fair value and goodwill is recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the measurement period, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.
Income taxes. We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period.
We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authority in Canada is auditing various tax returns. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate SCI Funeral and Cemetery Purchasing Cooperative, SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdiction for years 2000 through 2014. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would reduce a deferred tax asset or require the payment of cash. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. Our tax accruals for uncertain tax positions are presented in the Consolidated Balance Sheet within Other liabilities.
Pension cost. Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 2.47% and 3.69% as of December 31, 2015 and 2014, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
Insurance loss reserves. We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves.
As of December 31, 2015, reported losses within our retention for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2015 were approximately $500.8 million over 24.7 years. The selected fully developed ultimate settlement value estimated was $554.9 million for the same period. Paid losses were $480.3 million indicating a reserve requirement of $76.6 million.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.

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
Cost and market values as of December 31, 2015 are presented in Notes 3, 4, and 5 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2015 and 2014, approximately 76% and 75%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 5.18% and 5.21%, respectively. The fair value of our debt was $139.1 million more than its carrying value at December 31, 2015. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $1.8 million. See Note 9 and 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2015 and 2014, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $4.1 million for the year ended December 31, 2015 and $3.9 million for the year ended December 31, 2014.
At December 31, 2015, approximately 5% of our stockholders’ equity and debt and 9% of our operating income was denominated in the Canadian dollar. Approximately 5% of our stockholders’ equity and debt and 8% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2014. We do not have an investment in foreign operations considered to be in highly inflationary economies.

Item 8.	Financial Statements and Supplementary Data.
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 17, 2016

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenue	$2,986,380	$2,994,011	$2,550,466
Costs and expenses	(2,314,435)	(2,318,326)	(2,001,419)
Gross profit	671,945	675,685	549,047
General and administrative expenses	(128,188)	(184,749)	(155,128)
Gains (losses) on divestitures and impairment charges, net	6,522	116,613	(6,263)
Operating income	550,279	607,549	387,656
Interest expense	(172,897)	(177,571)	(142,360)
(Losses) gains on early extinguishment of debt, net	(6,918)	(29,158)	468
Other (expense) income, net	(113)	1,780	(558)
Income from continuing operations before income taxes	370,351	402,600	245,206
Provision for income taxes	(135,027)	(225,980)	(93,024)
Income from continuing operations	235,324	176,620	152,182
Net (loss) income from discontinued operations, net of tax	(390)	2,186	406
Net income	234,934	178,806	152,588
Net income attributable to noncontrolling interests	(1,162)	(6,337)	(5,256)
Net income attributable to common stockholders	$233,772	$172,469	$147,332
Basic earnings per share:
Net income attributable to common stockholders	$1.17	$0.82	$0.70
Basic weighted average number of shares	200,356	210,741	211,811
Diluted earnings per share:
Net income attributable to common stockholders	$1.14	$0.81	$0.68
Diluted weighted average number of shares	204,450	214,200	216,014
Dividends declared per share	$0.44	$0.34	$0.27

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$234,934	$178,806	$152,588
Other comprehensive income:
Foreign currency translation adjustments	(53,283)	(32,096)	(23,292)
Reclassification of foreign currency translation adjustments to discontinued operations	—	3,114	—
Total comprehensive income	181,651	149,824	129,296
Total comprehensive income attributable to noncontrolling interests	(1,129)	(6,382)	(5,240)
Total comprehensive income attributable to common stockholders	$180,522	$143,442	$124,056
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$134,599	$177,335
Receivables, net	90,462	109,050
Inventories	27,835	29,697
Other	55,513	80,774
Total current assets	308,409	396,856
Preneed funeral receivables, net and trust investments	1,760,297	1,843,023
Preneed cemetery receivables, net and trust investments	2,318,167	2,306,669
Cemetery property	1,753,015	1,739,216
Property and equipment, net	1,846,722	1,861,403
Goodwill	1,796,340	1,810,853
Deferred charges and other assets	616,511	624,248
Cemetery perpetual care trust investments	1,319,427	1,341,376
Total assets	$11,718,888	$11,923,644
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$422,842	$453,042
Current maturities of long-term debt	95,181	90,931
Income taxes payable	1,373	8,035
Total current liabilities	519,396	552,008
Long-term debt	3,071,738	2,963,794
Deferred preneed funeral revenue	557,897	540,164
Deferred preneed cemetery revenue	1,120,001	1,062,381
Deferred tax liability	470,584	448,824
Other liabilities	496,921	502,553
Deferred preneed receipts held in trust	2,973,386	3,148,884
Care trusts’ corpus	1,319,564	1,327,658
Commitments and contingencies (Note 11)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 200,859,676 and 205,458,331 shares issued, respectively, and 195,772,876 and 204,866,770 shares outstanding, respectively	195,773	204,867
Capital in excess of par value	1,092,106	1,186,304
Accumulated deficit	(109,351)	(81,859)
Accumulated other comprehensive income	6,164	59,414
Total common stockholders’ equity	1,184,692	1,368,726
Noncontrolling interests	4,709	8,652
Total equity	1,189,401	1,377,378
Total liabilities and equity	$11,718,888	$11,923,644
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Cash flows from operating activities:
Net income	$234,934	$178,806	$152,588
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) from discontinued operations, net of tax	390	(2,186)	(406)
Losses (gains) on early extinguishment of debt, net	6,918	29,158	(468)
Premiums paid on early extinguishment of debt	(6,549)	(24,804)	—
Depreciation and amortization	141,456	140,002	122,235
Amortization of intangible assets	31,459	36,640	21,859
Amortization of cemetery property	62,407	60,439	48,344
Amortization of loan costs	9,434	8,825	15,943
Provision for doubtful accounts	6,083	7,376	7,874
Provision for deferred income taxes	18,048	129,671	71,708
(Gains) losses on divestitures and impairment charges, net	(6,522)	(116,613)	6,263
Share-based compensation	13,843	13,127	11,925
Excess tax benefits from share-based awards	(18,123)	(30,123)	—
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	464	(18,644)	11,017
Decrease (increase) in other assets	2,457	(11,013)	(14,815)
Increase (decrease) in payables and other liabilities	20,567	(12,038)	(1,995)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	24,918	30,357	47,648
Increase (decrease) in deferred preneed funeral revenue	6,199	(23,069)	(9,260)
Decrease in deferred preneed receipts held in trust	(52,946)	(52,869)	(50,990)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(73,038)	(43,964)	(73,626)
Increase in deferred preneed cemetery revenue	60,960	54,049	30,785
Decrease in deferred preneed receipts held in trust	(11,173)	(34,664)	(12,761)
Other	—	(108)	(27)
Net cash provided by operating activities from continuing operations	472,186	318,355	383,841
Net cash (used in) provided by operating activities from discontinued operations	—	(1,000)	868
Net cash provided by operating activities	472,186	317,355	384,709
Cash flows from investing activities:
Capital expenditures	(150,986)	(144,499)	(112,939)
Acquisitions, net of cash acquired	(41,258)	(15,336)	(1,057,122)
Proceeds from divestitures and sales of property and equipment	16,772	424,383	13,219
Net withdrawals (deposits) of restricted funds and other	8,066	(12,225)	341
Net cash (used in) provided by investing activities from continuing operations	(167,406)	252,323	(1,156,501)
Net cash provided by (used in) investing activities from discontinued operations	987	4,963	(292)
Net cash (used in) provided by investing activities	(166,419)	257,286	(1,156,793)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	446,250	755,000	1,055,000
Debt issuance costs	(6,025)	(10,500)	(36,064)
Payments of debt	(160,220)	(230,561)	(90,466)
Early extinguishment of debt	(197,377)	(762,764)	(80)
Principal payments on capital leases	(28,601)	(29,380)	(26,280)
Proceeds from exercise of stock options	31,809	32,376	6,309
Excess tax benefits from share-based awards	18,123	30,123	—
Purchase of Company common stock	(345,261)	(242,874)	(1,708)
Payments of dividends	(87,570)	(71,517)	(57,229)
Purchase of noncontrolling interest	(2,075)	(15,000)	(23,333)
Bank overdrafts and other	(7,531)	7,130	336
Net cash (used in) provided by financing activities from continued operations	(338,478)	(537,967)	826,485

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Net cash used in financing activities from discontinued operations	—	—	(1,370)
Net cash (used in) provided by financing activities	(338,478)	(537,967)	825,115
Net change in cash of discontinued operations	—	1,361	785
Effect of foreign currency	(10,025)	(2,284)	(1,001)
Net (decrease) increase in cash and cash equivalents	(42,736)	35,751	52,815
Cash and cash equivalents at beginning of period	177,335	141,584	88,769
Cash and cash equivalents at end of period	$134,599	$177,335	$141,584
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2012	$211,057	$(10)	$1,307,058	$(234,429)	$111,717	$19,800	$1,415,193
Comprehensive income	—	—	—	147,332	(23,276)	5,240	129,296
Dividends declared on common stock ($.27 per share)	—	—	(57,229)	—	—	—	(57,229)
Stock option exercises	1,087	—	8,226	—	—	—	9,313
Restricted stock award, net of forfeitures and other	378	(3)	(375)	—	—	—	—
Employee share-based compensation earned	—	—	11,925	—	—	—	11,925
Purchase of Company common stock	—	(275)	(1,508)	(2,929)	—	—	(4,712)
Purchase of noncontrolling interest	—	—	(10,023)	—	—	(13,310)	(23,333)
Acquisition	—	—	—	—	—	118	118
Noncontrolling interest payments	—	—	—	—	—	(1,700)	(1,700)
Retirement of treasury shares	(278)	278	—	—	—	—	—
Other	83	—	1,274	—	—	—	1,357
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(90,026)	$88,441	$10,148	$1,480,228

Comprehensive income	—	—	—	172,469	(29,027)	6,382	149,824
Dividends declared on common stock ($.34 per share)	—	—	(71,517)	—	—	—	(71,517)
Stock option exercises	3,642	—	29,495	—	—	—	33,137
Restricted stock awards, net of forfeitures	352	—	(352)	—	—	—	—
Employee share-based compensation earned	—	—	13,127	—	—	—	13,127
Purchase of Company common stock	—	(11,537)	(67,796)	(164,302)	—	—	(243,635)
Tax benefits related to share-based awards	—	—	30,123	—	—	—	30,123
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payments	—	—	—	—	—	(319)	(319)
Retirement of treasury shares	(10,956)	10,956	—	—	—	—	—
Other	93	—	1,317	—	—	—	1,410
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378

Comprehensive income	—	—	—	233,772	(53,250)	1,129	181,651
Dividends declared on common stock ($.44 per share)	—	—	(87,570)	—	—	—	(87,570)
Stock option exercises	3,054	—	28,877	—	—	—	31,931
Restricted stock awards, net of forfeitures	254	(9)	(245)	—	—	—	—
Employee share-based compensation earned	—	—	13,843	—	—	—	13,843
Purchase of Company common stock	—	(12,455)	(71,664)	(261,264)	—	—	(345,383)
Tax benefits related to share-based awards	—	—	18,123	—	—	—	18,123
Purchase of noncontrolling interest	—	—	2,775	—	—	(4,850)	(2,075)
Noncontrolling interest payments	—	—	—	—	—	(222)	(222)
Retirement of treasury shares	(7,969)	7,969	—	—	—		—
Other	62	—	1,663	—	—	—	1,725
Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, online and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise, is sold at funeral service locations.
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
Reclassifications Prior Period Financial Statements
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
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $62.4 million, $60.4 million, and $48.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Property and Equipment, Net

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $141.5 million, $140.0 million, and $122.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have lease arrangements related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2015. Lease terms related to funeral service locations generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 11.
Goodwill
The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.7% to 7.0% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2015 or 2014. For more information related to goodwill, see Note 7.
Other Intangible Assets
Our intangible assets include customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Our trademark and tradenames and certain other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenues associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.

In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2015 or 2014.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives which range from two to forty years. For more information related to intangible assets, see Note 7.
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
An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures for all of our available-for-sale securities, see Notes 3, 4, and 5.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. In 2015, we canceled 8.0 million shares of common stock held in our treasury. We canceled 11.0 million and 0.3 million shares of common stock held in our treasury in 2014 and 2013, respectively. These retired treasury shares were changed to authorized but unissued status.
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
The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other (expense) income , net in the Consolidated Statement of Operations. We do not have an investment in foreign operations considered to be in highly inflationary economies.
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
Pursuant to state or provincial law, all or a portion of the proceeds from funeral merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered or services are performed. Sales taxes collected are recognized on a net basis in our consolidated financial statements. See Note 3 for more information regarding preneed funeral activities.
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
Costs related to the sale of property interment rights include the property and construction costs specifically identified by project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the performance of a contract. Costs related to sales of merchandise and services are charged to expense when merchandise is delivered or when services are performed. Sales taxes collected are recognized on a net basis in our consolidated financial statements. See Notes 4 and 5 for more information regarding preneed cemetery and perpetual care activities.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited by the customer exceeds the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.

Income Taxes
We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period.
In July 2013, the Financial Accounting Standards Board (FASB) amended the Income Taxes accounting standard to to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. We adopted this amendment effective January 1, 2014 with no impact on our consolidated results of operations, consolidated financial position, or cash flows.
In November 2015, the FASB amended the Income Taxes accounting standard to simplify the presentation of deferred income taxes, by requiring all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as non-current on the balance sheet. Our prospective adoption of this guidance in the fourth quarter of 2015 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
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
Consolidation
In February 2015, the FASB amended the Consolidation accounting standard to revise the consolidation model for limited partnerships, variable interest entities, and certain investment funds. Further, the amendment provides guidance on how fee arrangements and related parties should be considered when determining whether to consolidate variable interest entities. As a result of this amendment, all legal entities are required to be reevaluated to determine if they should be consolidated. The new guidance is effective for us on January 1, 2016 and adoption will have no impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
This change does not impact the manner in which the debt issuance costs are expensed over the term of the debt. The change in presentation is effective for us on January 1, 2016. As of December 31, 2015, the effect of these amendments would have been to reduce Other current assets and Current maturities of long-term debt by $9.5 million and to reduce Deferred charges and other assets and Long-term debt by $35.9 million. As of December 31, 2014 the effect of these amendments would have been to reduce Other current assets and Current maturities of long-term debt by $9.2 million and to reduce Deferred charges and other assets and Long-term debt by $39.7 million.
Cloud Computing Arrangements
In April 2015, the FASB amended the Intangibles—Goodwill and Other—Internal-Use Software accounting standard to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then we should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we should account for the arrangement as a service contract. The new guidance is effective for us on January 1, 2016 and adoption will have no impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
Business Combinations
In September 2015, the FASB amended the Business Combinations accounting standard to eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the new guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amount of the adjustment. The new guidance is effective for us on January 1, 2016 and will be applied prospectively to measurement-period adjustments occurring after the effective date, if any.
Financial Instruments
In January 2016, the FASB amended the Financial Instruments accounting standard to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. The amendment also changes the guidance for debt securities held at amortized cost and liabilities under the fair value option. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

3.	Preneed Funeral Activities
Preneed funeral receivables, net and trust investments
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed, price-guaranteed preneed funeral contracts. Our funeral merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our cemetery trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenues into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed funeral contracts are presented as operating cash flows in our Consolidated Statement of Cash Flows.
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

The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2015	2014	2013
		(In thousands)
Deposits	$121,109	$102,553	$82,168
Withdrawals	$160,135	$131,352	$125,914
Purchases of available-for-sale securities(1)	$453,092	$1,238,257	$393,169
Sales of available-for-sale securities(1)	$458,236	$1,318,512	$435,267
Realized gains from sales of available-for-sale securities(1)	$42,034	$168,567	$65,011
Realized losses from sales of available-for-sale securities(1)	$(31,403)	$(113,748)	$(9,732)

(1)	The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Preneed funeral receivables, net and trust investments in our Consolidated Balance Sheet at December 31 were as follows:

	2015	2014
	(In thousands)
Trust investments, at market	$1,109,394	$1,205,747
Cash and cash equivalents	134,642	162,229
Assets associated with businesses held for sale	(39)	—
Insurance-backed fixed income securities	271,116	260,899
Trust investments	1,515,113	1,628,875
Receivables from customers	290,689	262,700
Unearned finance charge	(11,235)	(11,054)
	1,794,567	1,880,521
Allowance for cancellation	(34,270)	(37,498)
Preneed funeral receivables and trust investments	$1,760,297	$1,843,023

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2015	2014	2013
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,843,023	$1,870,243	$1,536,257
Net preneed contract sales	283,927	247,994	192,712
Cash receipts from customers, net of refunds	(234,413)	(211,830)	(170,921)
Deposits to trust	121,109	102,553	82,168
Acquisitions (divestitures) of businesses, net	1,400	(19,203)	271,395
Net undistributed investment (losses) earnings (1)	(38,510)	22,480	125,986
Maturities and distributed earnings	(200,635)	(162,059)	(153,446)
Change in cancellation allowance	2,787	7,644	(3,245)
Effect of foreign currency and other	(18,391)	(14,799)	(10,663)
Ending balance — Preneed funeral receivables and trust investments	$1,760,297	$1,843,023	$1,870,243

(1)	Includes both realized and unrealized investment earnings.
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair value at December 31, 2015 and 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,417	$107	$(1,331)	$81,193
Canadian government	2	72,488	532	(655)	72,365
Corporate	2	19,036	235	(284)	18,987
Residential mortgage-backed	2	1,297	29	(22)	1,304
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,949	41	(158)	1,832
Common stock:
United States	1	344,116	30,885	(19,149)	355,852
Canada	1	11,930	2,652	(1,077)	13,505
Other international	1	32,156	2,636	(3,907)	30,885
Mutual funds:
Equity	1	323,884	1,263	(43,975)	281,172
Fixed income	1	155,717	154	(13,092)	142,779
Commingled funds:
Fixed income	2	69,148	—	(442)	68,706
Private equity	3	38,201	3,703	(6,467)	35,437
Other	3	4,226	1,146	—	5,372
Trust investments		$1,156,570	$43,383	$(90,559)	$1,109,394

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$85,775	$468	$(455)	$85,788
Canadian government	2	90,430	449	(874)	90,005
Corporate	2	24,765	423	(126)	25,062
Residential mortgage-backed	2	1,325	29	(12)	1,342
Asset-backed	2	6	—	—	6
Equity securities:
Preferred stock	2	2,503	113	(113)	2,503
Common stock:
United States	1	377,441	18,533	(7,405)	388,569
Canada	1	14,708	4,292	(895)	18,105
Other international	1	38,035	1,175	(1,560)	37,650
Mutual funds:
Equity	1	308,548	3,332	(15,901)	295,979
Fixed income	1	229,414	869	(3,576)	226,707
Private equity	3	35,094	2,649	(9,418)	28,325
Other	3	5,084	726	(104)	5,706
Trust investments		$1,213,128	$33,058	$(40,439)	$1,205,747
Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. Commingled funds are measured at and readily redeemable for net asset value. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These securities are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of December 31, 2015, our unfunded commitment for our private equity and other investments was $41.9 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$28,325	$5,706	$26,885	$1,808	$17,879	$744
Net unrealized gains included in Accumulated other comprehensive income(1)	6,449	214	2,242	826	13,429	1,442
Net realized losses included in Other income (expense), net(2)	(44)	(15)	(39)	(6)	(43)	(3)
Purchases	—	32	—	3,214	1,188	—
Sales	(36)	—	—	—	—	—
Contributions	7,464	1,297	6,122	4	3,229	—
Distributions and other	(6,721)	(1,862)	(6,885)	(140)	(9,245)	(393)
Acquisitions	—	—	—	—	448	18
Fair value, ending balance at December 31,	$35,437	$5,372	$28,325	$5,706	$26,885	$1,808

(1)
All unrealized gains recognized in Accumulated other comprehensive income for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

(2)
All losses recognized in Other income (expense), net for our funeral merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2016 to 2045. Maturities of fixed income securities at December 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$107,784
Due in one to five years	25,635
Due in five to ten years	26,390
Thereafter	14,045
$173,854
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $52.9 million, $62.8 million, and $48.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the years ended December 31, 2015, 2014, and 2013, we recorded a $3.5 million, a $41.8 million, and a $0.8 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2015 and 2014, are shown in the following tables.

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$37,008	$(1,273)	$4,687	$(58)	$41,695	$(1,331)
Canadian government	2,336	(17)	11,535	(638)	13,871	(655)
Corporate	4,644	(156)	4,025	(128)	8,669	(284)
Residential mortgage-backed	377	(6)	133	(16)	510	(22)
Equity securities:
Preferred stock	448	(60)	42	(98)	490	(158)
Common stock:
United States	128,725	(16,448)	14,531	(2,701)	143,256	(19,149)
Canada	1,956	(355)	1,097	(722)	3,053	(1,077)
Other international	9,458	(1,638)	6,151	(2,269)	15,609	(3,907)
Mutual funds:
Equity	185,726	(23,385)	79,855	(20,590)	265,581	(43,975)
Fixed income	108,984	(5,052)	27,048	(8,040)	136,032	(13,092)
Commingled funds:
Fixed income	68,578	(442)	—	—	68,578	(442)
Private equity	—	—	18,713	(6,467)	18,713	(6,467)
Total temporarily impaired securities	$548,240	$(48,832)	$167,817	$(41,727)	$716,057	$(90,559)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$32,243	$(412)	$4,978	$(43)	$37,221	$(455)
Canadian government	2,894	(52)	14,904	(822)	17,798	(874)
Corporate	4,988	(56)	2,420	(70)	7,408	(126)
Residential mortgage-backed	217	(10)	106	(2)	323	(12)
Equity securities:
Preferred stock	26	(113)	—	—	26	(113)
Common stock:
United States	126,527	(7,403)	438	(2)	126,965	(7,405)
Canada	1,752	(379)	1,085	(516)	2,837	(895)
Other international	19,593	(1,557)	2	(3)	19,595	(1,560)
Mutual funds:
Equity	233,827	(13,219)	23,717	(2,682)	257,544	(15,901)
Fixed income	112,160	(3,128)	11,452	(448)	123,612	(3,576)
Private equity	203	(461)	13,870	(8,957)	14,073	(9,418)
Other	5	(11)	464	(93)	469	(104)
Total temporarily impaired securities	$534,435	$(26,801)	$73,436	$(13,638)	$607,871	$(40,439)
Deferred Preneed Funeral Revenues
At December 31, 2015 and 2014, Deferred preneed funeral revenues, net of allowance for cancellation, represent future funeral revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenues are recognized in current funeral revenues when merchandise is delivered or the service is performed. Future funeral revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed receipts held in trust.
The following table summarizes the activity in Deferred preneed funeral revenues for the years ended December 31 were as follows:

	2015	2014	2013
	(In thousands)
Beginning balance — Deferred preneed funeral revenue, net	$540,164	$551,948	$535,136
Net preneed contract sales	232,628	198,195	144,202
(Divestitures) acquisitions of businesses, net	(2,895)	(21,639)	298,047
Net investment (losses) earnings(1)	(37,208)	24,256	126,428
Recognized deferred preneed revenue	(276,359)	(258,534)	(200,680)
Change in cancellation allowance	11,675	21,272	(5,670)
Change in deferred preneed receipts held in trust	90,351	26,131	(343,878)
Effect of foreign currency and other	(459)	(1,465)	(1,637)
Ending balance — Deferred preneed funeral revenue, net	$557,897	$540,164	$551,948

(1)	Includes both realized and unrealized investment earnings.
Insurance-Funded Preneed Contracts
Not included in our Consolidated Balance Sheet are insurance-funded preneed contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenues) are based on a percentage per contract sold and are recognized as funeral revenues when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenues recognized in 2015, 2014, and 2013 were $137.0 million, $123.0 million, and $106.5 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenues as we perform these funerals.

4.	Preneed Cemetery Activities
Preneed cemetery receivables, net and trust investments
Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our cemetery merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 3 and 5 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenues into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our Consolidated Statement of Cash Flows.
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
The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2015	2014	2013
		(In thousands)
Deposits	$153,252	$129,581	$106,185
Withdrawals	$163,732	$150,064	$119,576
Purchases of available-for-sale securities(1)	$625,648	$1,786,800	$477,772
Sales of available-for-sale securities(1)	$628,484	$1,842,417	$498,852
Realized gains from sales of available-for-sale securities(1)	$51,510	$271,507	$101,337
Realized losses from sales of available-for-sale securities(1)	$(40,092)	$(138,473)	$(14,593)

(1)	The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Preneed cemetery receivables, net and trust investments in the Consolidated Balance Sheet at December 31 were as follows:

	2015	2014
	(In thousands)
Trust investments, at market	$1,343,916	$1,404,298
Cash and cash equivalents	118,583	122,355
Trust investments	1,462,499	1,526,653
Receivables from customers	958,503	881,082
Unearned finance charges	(31,332)	(31,524)
	2,389,670	2,376,211
Allowance for cancellation	(71,503)	(69,542)
Preneed cemetery receivables and trust investments	$2,318,167	$2,306,669

The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2015	2014	2013
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$2,306,669	$2,292,348	$1,826,835
Net preneed contract sales	799,497	688,336	562,433
Acquisitions (divestitures) of businesses, net	4,404	(10,898)	190,870
Net undistributed investment (losses) earnings(1)	(42,189)	(18,038)	203,499
Cash receipts from customers, net of refunds	(716,686)	(615,489)	(471,710)
Deposits to trust	153,252	129,581	106,185
Maturities, deliveries, and associated earnings	(163,732)	(150,064)	(119,576)
Change in cancellation allowance	(2,046)	843	3,002
Effect of foreign currency and other	(21,002)	(9,950)	(9,190)
Ending balance — Preneed cemetery receivables and trust investments	$2,318,167	$2,306,669	$2,292,348

(1)	Includes both realized and unrealized investment (losses) earnings.
The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair value at December 31, 2015 and 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,746	$25	$(1,437)	$68,334
Canadian government	2	24,648	183	(169)	24,662
Corporate	2	5,112	26	(118)	5,020
Residential mortgage-backed	2	129	3	(3)	129
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	532,026	44,181	(32,037)	544,170
Canada	1	8,984	3,858	(891)	11,951
Other international	1	50,053	4,207	(5,799)	48,461
Mutual funds:
Equity	1	356,798	1,620	(49,642)	308,776
Fixed income	1	203,983	92	(18,526)	185,549
Commingled funds:
Fixed income	2	108,883	—	(570)	108,313
Private equity	3	34,810	5,803	(4,502)	36,111
Other	3	1,982	273	—	2,255
Trust investments		$1,397,324	$60,286	$(113,694)	$1,343,916

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$63,447	$257	$(605)	$63,099
Canadian government	2	21,687	261	(134)	21,814
Corporate	2	8,725	122	(116)	8,731
Residential mortgage-backed	2	111	3	(1)	113
Asset-backed	2	170	16	—	186
Equity securities:
Preferred stock	2	10	1	—	11
Common stock:
United States	1	557,955	22,746	(11,706)	568,995
Canada	1	10,962	5,011	(841)	15,132
Other international	1	55,632	1,605	(2,395)	54,842
Mutual funds:
Equity	1	344,443	4,244	(18,430)	330,257
Fixed income	1	314,600	679	(4,702)	310,577
Private equity	3	32,342	3,185	(6,183)	29,344
Other	3	1,082	186	(71)	1,197
Trust investments		$1,411,166	$38,316	$(45,184)	$1,404,298
Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments pursuant to the fair value measurements hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. Commingled funds are measured at and readily redeemable for net asset value. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These securities are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of December 31, 2015, our unfunded commitment for our private equity and other investments was $43.6 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 :

	2015		2014		2013
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$29,344	$1,197	$26,844	$1,245	$17,687	$450
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	5,723	228	3,313	(73)	15,420	1,218
Net realized losses included in Other income (expense), net(2)	(45)	(15)	(43)	(7)	(48)	(5)
Purchases	—	1,328	—	196	—	—
Contributions	7,935	1,390	6,582	4	3,430	—
Distributions and other	(6,846)	(1,873)	(7,352)	(168)	(9,645)	(418)
Fair value, ending balance at December 31,	$36,111	$2,255	$29,344	$1,197	$26,844	$1,245

(1)
All unrealized gains recognized in Accumulated other comprehensive income for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

(2)
All losses recognized in Other income (expense), net for our cemetery merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense), net to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2016 to 2045. Maturities of fixed income securities (excluding mutual funds) at December 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$26,698
Due in one to five years	25,843
Due in five to ten years	27,094
Thereafter	18,695
$98,330
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenues when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenues. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $45.5 million, $48.2 million, and $39.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the years ended December 31, 2015, 2014, and 2013, we recorded a $4.3 million, a $60.0 million, and a $1.6 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2015 and 2014, are shown in the following tables:

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,533	$(1,435)	$21	$(2)	$52,554	$(1,437)
Canadian government	16,039	(105)	841	(64)	16,880	(169)
Corporate	1,754	(22)	2,347	(96)	4,101	(118)
Residential mortgage-backed	42	(1)	18	(2)	60	(3)
Equity securities:
Common stock:
United States	198,843	(26,038)	21,355	(5,999)	220,198	(32,037)
Canada	470	(6)	1,430	(885)	1,900	(891)
Other international	15,567	(2,507)	9,412	(3,292)	24,979	(5,799)
Mutual funds:
Equity	207,349	(25,991)	86,720	(23,651)	294,069	(49,642)
Fixed income	139,749	(6,322)	44,550	(12,204)	184,299	(18,526)
Commingled funds:
Fixed income	108,347	(570)	—	—	108,347	(570)
Private equity	—	—	9,526	(4,502)	9,526	(4,502)
Total temporarily impaired securities	$740,693	$(62,997)	$176,220	$(50,697)	$916,913	$(113,694)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$45,072	$(605)	$—	$—	$45,072	$(605)
Canadian government	—	—	4,858	(134)	4,858	(134)
Corporate	2,017	(61)	1,936	(55)	3,953	(116)
Residential mortgage-backed	33	(1)	—	—	33	(1)
Equity securities:
Common stock:
United States	192,015	(11,706)	585	—	192,600	(11,706)
Canada	2,069	(319)	778	(522)	2,847	(841)
Other international	28,308	(2,395)	—	—	28,308	(2,395)
Mutual funds:
Equity	303,211	(18,329)	1,577	(101)	304,788	(18,430)
Fixed income	159,572	(4,106)	15,113	(596)	174,685	(4,702)
Private equity	88	(100)	7,518	(6,083)	7,606	(6,183)
Other	2	(3)	259	(68)	261	(71)
Total temporarily impaired securities	$732,387	$(37,625)	$32,624	$(7,559)	$765,011	$(45,184)
Deferred Preneed Cemetery Revenues
At December 31, 2015 and 2014, Deferred preneed cemetery revenues, net of allowance for cancellation, represent future cemetery revenues, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenues are recognized in current cemetery revenues when merchandise is delivered or the service is performed. Future cemetery revenues and net trust investment earnings that are held in trust accounts are included in Deferred preneed receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenues for the years ended December 31:

	2015	2014	2013
	(In thousands)
Beginning balance — Deferred preneed cemetery revenue	$1,062,381	$1,016,275	$861,148
Net preneed and atneed deferred sales	561,899	531,768	396,264
Acquisitions (Divestitures) of businesses, net	2,357	(25,071)	212,624
Net investment (losses) earnings(1)	(42,806)	(22,378)	201,941
Recognized deferred preneed revenue	(504,064)	(493,739)	(386,632)
Change in cancellation allowance	(8,048)	3,833	18,358
Change in deferred preneed receipts held in trust	52,050	55,636	(298,337)
Effect of foreign currency and other	(3,768)	(3,943)	10,909
Ending balance — Deferred preneed cemetery revenue	$1,120,001	$1,062,381	$1,016,275

(1)	Includes both realized and unrealized investment (losses) earnings.

5.	Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The merchandise and service trust investments detailed in Notes 3 and 4 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care contracts are presented as operating cash flows in our Consolidated Statement of Cash Flows.

The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2015	2014	2013
	(In thousands)
Deposits	$38,883	$42,220	$26,501
Withdrawals	$40,447	$46,981	$33,557
Purchases of available-for-sale securities(1)	$247,658	$1,306,314	$139,439
Sales of available-for-sale securities(1)	$175,057	$1,396,669	$99,701
Realized gains from sales of available-for-sale securities(1)	$6,933	$134,259	$17,916
Realized losses from sales of available-for-sale securities(1)	$(7,708)	$(51,093)	$(2,738)

(1)	The increase in activity in 2014 is the result of changing the legal structure of the trust investments.
The components of Cemetery perpetual care trust investments in our Consolidated Balance Sheet at December 31 were as follows:

	2015	2014
	(In thousands)
Trust investments, at market	$1,232,592	$1,192,966
Cash and cash equivalents	86,835	148,410
Cemetery perpetual care trust investments	$1,319,427	$1,341,376
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair value at December 31, 2015 and 2014 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities or cash held by the trusts.

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,636	$20	$(81)	$3,575
Canadian government	2	32,477	321	(266)	32,532
Corporate	2	12,694	149	(284)	12,559
Residential mortgage-backed	2	934	13	(9)	938
Asset-backed	2	660	5	(31)	634
Equity securities:
Preferred stock	2	5,850	55	(159)	5,746
Common stock:
United States	1	231,012	15,224	(10,898)	235,338
Canada	1	5,648	2,112	(606)	7,154
Other international	1	14,820	160	(2,390)	12,590
Mutual funds:
Equity	1	21,783	3,138	(1,850)	23,071
Fixed income	1	890,013	530	(63,913)	826,630
Private equity	3	62,549	1,942	(8,096)	56,395
Other	3	13,709	1,721	—	15,430
Cemetery perpetual care trust investments		$1,295,785	$25,390	$(88,583)	$1,232,592

		December 31, 2014
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$794	$40	$(4)	$830
Canadian government	2	31,993	442	(233)	32,202
Corporate	2	16,762	344	(210)	16,896
Residential mortgage-backed	2	910	15	(6)	919
Asset-backed	2	661	10	(4)	667
Equity securities:
Preferred stock	2	4,439	60	(12)	4,487
Common stock:
United States	1	225,129	9,340	(4,881)	229,588
Canada	1	7,419	2,737	(596)	9,560
Other international	1	8,102	90	(399)	7,793
Mutual funds:
Equity	1	17,310	3,264	(93)	20,481
Fixed income	1	846,230	1,580	(14,263)	833,547
Private equity	3	34,288	408	(10,788)	23,908
Other	3	13,526	1,094	(2,532)	12,088
Cemetery perpetual care trust investments		$1,207,563	$19,424	$(34,021)	$1,192,966
Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments pursuant to the fair value measurements hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy.
The valuation of private equity and other alternative investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. The fair value of these investments is estimated based on the value of the underlying real estate and private equity investments. The underlying real estate value is determined using the most recent available appraisals. Private equity instruments are valued based on reported net asset values. Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed by the Investment Committee of the Board of Directors quarterly. These securities are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
As of December 31, 2015, our unfunded commitment for our private equity and other investments was $54.2 million which, if called, would be funded by the assets of the trusts. Our private equity and other investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, the nature of the investments in this category is that the distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.

The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 :

	2015		2014		2013
	Private Equity	Other	Private Equity	Other	Private Equity	Other
			(In thousands)
Fair value, beginning balance at January 1,	$23,908	$12,088	$19,779	$11,590	$11,122	$7,659
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	10,793	(828)	1,216	2,145	6,897	4,081
Net realized losses included in Other income (expense), net(2)	(20)	(24)	(70)	(44)	(142)	(76)
Sales	—	—	—	(17)	—	—
Contributions	25,836	5,829	10,461	—	3,706	—
Distributions and other	(4,122)	(1,635)	(7,478)	(1,586)	(1,841)	(508)
Acquisitions	—	—	—	—	37	434
Fair value, ending balance at December 31,	$56,395	$15,430	$23,908	$12,088	$19,779	$11,590

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

(2)
All losses recognized in Other income (expense), net for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Other income (expense), net to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2016 to 2045. Maturities of fixed income securities at December 31, 2015 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$27,700
Due in one to five years	21,107
Due in five to ten years	448
Thereafter	983
$50,238
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenues to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenues in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $59.6 million, $72.4 million, and $44.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other (expense) income, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other (expense) income, net, which reduces Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus. For the years ended December 31, 2015, 2014, and 2013, we recorded a $1.8 million, a $8.1 million, and a $0.2 million, respectively, impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values and the duration of unrealized losses for the years ended December 31, 2015 and 2014, are shown in the following table:

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,275	$(80)	$35	$(1)	$3,310	$(81)
Canadian government	18,499	(164)	1,371	(102)	19,870	(266)
Corporate	5,163	(134)	4,147	(150)	9,310	(284)
Residential mortgage-backed	303	(3)	117	(6)	420	(9)
Asset-backed	145	(12)	360	(19)	505	(31)
Equity securities:
Preferred stock	4,029	(159)	—	—	4,029	(159)
Common stock:
United States	81,624	(7,793)	14,900	(3,105)	96,524	(10,898)
Canada	702	(31)	1,026	(575)	1,728	(606)
Other international	8,734	(940)	2,347	(1,450)	11,081	(2,390)
Mutual funds:
Equity	4,580	(606)	1,258	(1,244)	5,838	(1,850)
Fixed income	519,981	(18,205)	294,309	(45,708)	814,290	(63,913)
Private equity	10,594	(61)	24,556	(8,035)	35,150	(8,096)
Total temporarily impaired securities	$657,629	$(28,188)	$344,426	$(60,395)	$1,002,055	$(88,583)

	December 31, 2014
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$497	$(4)	$—	$—	$497	$(4)
Canadian government	—	—	7,825	(233)	7,825	(233)
Corporate	4,656	(108)	3,198	(102)	7,854	(210)
Residential mortgage-backed	256	(5)	69	(1)	325	(6)
Asset-backed	373	(4)	—	—	373	(4)
Equity securities:
Preferred stock	2,224	(11)	49	(1)	2,273	(12)
Common stock:
United States	100,370	(4,803)	419	(78)	100,789	(4,881)
Canada	2,418	(244)	757	(352)	3,175	(596)
Other international	4,444	(399)	—	—	4,444	(399)
Mutual funds:
Equity	2,601	(85)	153	(8)	2,754	(93)
Fixed income	576,890	(14,177)	2,581	(86)	579,471	(14,263)
Private equity	9,213	(798)	14,254	(9,990)	23,467	(10,788)
Other	4,069	(352)	6,276	(2,180)	10,345	(2,532)
Total temporarily impaired securities	$708,011	$(20,990)	$35,581	$(13,031)	$743,592	$(34,021)

6.	Deferred Preneed Receipts Held in Trust and Care Trusts’ Corpus
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
The components of Deferred preneed receipts held in trust in our Consolidated Balance Sheet at December 31, 2015 and 2014 are detailed below.

	December 31, 2015			December 31, 2014
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,515,113	$1,462,499	$2,977,612	$1,628,875	$1,526,653	$3,155,528
Accrued trust operating payables and other	(1,381)	(2,845)	(4,226)	(2,487)	(4,157)	(6,644)
Deferred preneed receipts held in trust	$1,513,732	$1,459,654	$2,973,386	$1,626,388	$1,522,496	$3,148,884
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses.

The components of Care trusts’ corpus in our Consolidated Balance Sheet at December 31, 2015 and 2014 are detailed below.

	December 31, 2015	December 31, 2014
	(In thousands)
Cemetery perpetual care trust investments	$1,319,427	$1,341,376
Accrued trust operating payables and other	137	(13,718)
Care trusts’ corpus	$1,319,564	$1,327,658
Other (Expense )Income, Net
The components of Other (expense) income, net in our Consolidated Statement of Operations for the years ended December 31, 2015, 2014, and 2013 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$42,034	$51,510	$6,933	$—	$100,477
Realized losses	(31,403)	(40,092)	(7,708)	—	(79,203)
Impairment charges	(3,519)	(4,345)	(1,812)	—	(9,676)
Interest, dividend, and other ordinary income	25,952	27,089	56,253	—	109,294
Trust expenses and income taxes	(21,852)	(31,472)	(32,643)	—	(85,967)
Net trust investment income	11,212	2,690	21,023	—	34,925
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(11,212)	(2,690)	(21,023)	—	(34,925)
Other expense, net	—	—	—	(113)	(113)
Total other expense, net	$—	$—	$—	$(113)	$(113)

	Year Ended December 31, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$168,567	$271,507	$134,259	$—	$574,333
Realized losses	(113,748)	(138,473)	(51,093)	—	(303,314)
Impairment charges	(41,846)	(60,040)	(8,072)	—	(109,958)
Interest, dividend, and other ordinary income	22,668	17,597	52,126	—	92,391
Trust expenses and income taxes	(19,590)	(20,833)	(34,243)	—	(74,666)
Net trust investment income	16,051	69,758	92,977	—	178,786
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(16,051)	(69,758)	(92,977)	—	(178,786)
Other income, net	—	—	—	1,780	1,780
Total other income, net	$—	$—	$—	$1,780	$1,780

	December 31, 2013
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$65,011	$101,337	$17,916	$—	$184,264
Realized losses	(9,732)	(14,593)	(2,738)	—	(27,063)
Impairment charges	(829)	(1,575)	(192)	—	(2,596)
Interest, dividend, and other ordinary income	24,912	20,527	41,269	—	86,708
Trust expenses and income taxes	(11,371)	(14,633)	(16,445)	—	(42,449)
Net trust investment income	67,991	91,063	39,810	—	198,864
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(67,991)	(91,063)	(39,810)	—	(198,864)
Other expense, net	—	—	—	(558)	(558)
Total other expense, net	$—	$—	$—	$(558)	$(558)

7.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows: (in thousands):

	2015			2014
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Balance as of January 1,	$1,510,879	$299,974	$1,810,853	$1,526,011	$299,710	$1,825,721

Increase in goodwill related to acquisitions	6,460	6,201	12,661	292	3,238	3,530
Reduction of goodwill related to divestitures	(8,908)	(262)	(9,170)	(5,959)	(2,960)	(8,919)
Effect of foreign currency	(17,929)	(75)	(18,004)	(9,465)	(14)	(9,479)
Activity	(20,377)	5,864	(14,513)	(15,132)	264	(14,868)
Balance as of December 31,	$1,490,502	$305,838	$1,796,340	$1,510,879	$299,974	$1,810,853
The components of intangible assets at December 31 were as follows:

	Useful life
	Minimum		Maximum	2015	2014
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$206,822	$209,920
Customer relationships	10	-	20	154,364	148,351
Tradenames	5	-	5	12,750	12,750
Other	5	-	40	11,927	11,927
				385,863	382,948
Less: Accumulated amortization				257,157	220,682
Amortizing intangibles, net				128,706	162,266

Non-amortizing intangibles:
Tradenames			Indefinite	230,659	220,875
Other			Indefinite	10,640	10,640
Non-amortizing intangibles				241,299	231,515

Intangible assets, net				$370,005	$393,781

Amortization expense for intangible assets was $31.5 million, $36.6 million, and $21.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2015 (in thousands):

2016	$14,490
2017	$11,876
2018	$11,119
2019	$7,869
2020	$6,772

8.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2015	2014	2013
	(In thousands)
United States	$331,622	$360,800	$199,374
Foreign	38,729	41,800	45,832
	$370,351	$402,600	$245,206
Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2015	2014	2013
	(In thousands)
Current:
United States	$94,502	$67,511	$2,207
Foreign	9,270	10,859	12,445
State	13,207	17,939	6,664
Total current income taxes	116,979	96,309	21,316
Deferred:
United States	$15,918	$108,514	$64,355
Foreign	(878)	(653)	58
State	3,008	21,810	7,295
Total deferred income taxes	18,048	129,671	71,708
Total income taxes	$135,027	$225,980	$93,024
We made income tax payments of $105.4 million, $106.3 million, and $26.0 million in 2015, 2014, and 2013, respectively, and received refunds of $1.9 million, $0.6 million, and $0.5 million, respectively.

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2015	2014	2013
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$129,623	$140,910	$86,002
State and local taxes, net of federal income tax benefits	10,542	25,736	8,221
Dividends received deduction and tax exempt interest	(444)	(1,612)	(592)
Foreign jurisdiction differences	(5,183)	(4,424)	(3,685)
Permanent differences associated with dispositions	2,909	61,892	268
Changes in uncertain tax positions	4,046	4,624	3,710
Other	(6,466)	(1,146)	(900)
Provision for income taxes	$135,027	$225,980	$93,024
Total effective tax rate	36.5%	56.1%	37.9%
The 2015 consolidated effective tax rate was 36.5%, compared to 56.1% and 37.9% in 2014 and 2013, respectively. The higher effective tax rate for the twelve months ended December 31, 2014 was primarily due to the non-deductible goodwill resulting from the gains on required divestitures associated with the Stewart acquisition. The 2015 consolidated effective tax rate is above the 35.0% federal statutory tax rate primarily due to the state expense partially offset by state legislative changes and foreign earnings taxed at lower rates.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2015	2014
	(In thousands)
Inventories and cemetery property	$(338,143)	$(338,446)
Property and equipment	(168,265)	(183,332)
Intangibles	(302,217)	(309,271)
Other	(12,047)	(6,870)
Deferred tax liabilities	(820,672)	(837,919)
Loss and tax credit carry-forwards	171,725	181,092
Deferred revenue on preneed funeral and cemetery contracts	226,483	262,202
Accrued liabilities	102,351	99,908
Deferred tax assets	500,559	543,202
Less: Valuation allowance	(126,654)	(134,201)
Net deferred income tax liability	$(446,767)	$(428,918)
Deferred tax assets and Deferred income tax liabilities are recognized in our Consolidated Balance Sheet at December 31 as follows:

	2015	2014
	(In thousands)
Current deferred tax assets	$—	$1,128
Non-current deferred tax assets	23,817	18,778
Non-current deferred tax liabilities	(470,584)	(448,824)
Net deferred income tax liability	$(446,767)	$(428,918)
In addition to the loss and tax credit carry-forward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the stock-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. For the year ended December 31, 2015, restricted share vesting and stock option exercises resulted in windfall tax benefits where the tax deduction exceeded the previously disallowed book expense in the amount of $43.5 million or $16.2 million net of tax.
At December 31, 2015 and 2014, U.S. income taxes had not been provided on $259.8 million and $259.4 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2013 to December 31, 2015 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2012	$184,899
Reductions to tax positions related to the current year	3,019
Additions to tax positions related to the acquisition of Stewart, offset to goodwill	1,556
Reductions to tax positions related to prior years	(8,800)
Statute expirations	(2,844)
Balance at December 31, 2013	$177,830
Additions to tax positions related to the current year	8,721
Additions to tax positions related to prior years	10,085
Reductions to tax positions related to the current year	(1,075)
Reductions to tax positions related to prior years	(2,325)
Reductions to tax positions related to the acquisition of Stewart, offset to goodwill	(1,556)
Balance at December 31, 2014	$191,680
Additions to tax positions related to the current year	3,235
Reductions to tax positions related to prior years	(12,370)
Balance at December 31, 2015	$182,545
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $157.2 million, $154.8 million, and $106.3 million as of December 31, 2015, 2014, and 2013, respectively.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $51.6 million, $47.6 million, and $44.5 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2015, 2014, and 2013, respectively. We recognized an increase of interest and penalties of $4.0 million, $3.1 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Our tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We consider the United States to be our most significant tax jurisdiction; however, the taxing authority in Canada is auditing various tax returns. While we have effectively concluded our 2003 - 2005 tax years with respect to our affiliate SCI Funeral and Cemetery Purchasing Cooperative, SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2000 through 2014. It is reasonably possible that changes to our global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Various subsidiaries have state and foreign carry-forwards in the aggregate of $3.2 billion with expiration dates through 2032. Such loss carry-forwards will expire as follows:

	State	Foreign	Total
	(In thousands)
2016	$156,434	$—	$156,434
2017	247,348	—	247,348
2018	102,661	—	102,661
2019	137,636	—	137,636
Thereafter	2,587,522	3,824	2,591,346
Total	$3,231,601	$3,824	$3,235,425
In addition to the above loss carry-forwards, we have $53.7 million of foreign losses that have an indefinite expiration.
A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain loss carry-forwards. The valuation allowance is primarily attributable to state net operating losses and reflects our expectation that the net operating losses in certain jurisdictions will expire before we generate sufficient taxable income to utilize the losses. In 2015, we recorded a net $6.0 million decrease in state valuation allowance related to state estimated net operating losses expected to be utilized before they expire. We recorded a $1.6 million decrease in foreign valuation allowances due to fluctuations in the exchange rate between the Euro and the US dollar. The valuation allowance can be affected in the near term by changes to tax laws, changes to statutory tax rates, and changes to future taxable income estimates.
At December 31, 2015, our loss and tax credit carry-forward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carry-forwards	$179	$151,463	$20,083	$171,725
Valuation allowance	$—	$110,955	$15,699	$126,654

9.    Debt
Debt as of December 31 was as follows:

	2015	2014
	(In thousands)
6.75% Senior Notes due April 2016	$—	$197,377
7.0% Senior Notes due June 2017	295,000	295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	550,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	310,000	370,000
Bank Credit Facility due July 2018	270,000	235,000
Obligations under capital leases	204,246	181,002
Mortgage notes and other debt, maturities through 2050	4,037	4,251
Unamortized premiums (discounts) and other, net	8,636	(2,905)
Total debt	3,166,919	3,054,725
Less: Current maturities of long-term debt	(95,181)	(90,931)
Total long-term debt	$3,071,738	$2,963,794
Current maturities of debt at December 31, 2015 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 5.18% and 5.21% at December 31, 2015 and 2014, respectively. Approximately 76% and 75% of our total debt had a fixed interest rate at December 31, 2015 and 2014, respectively.
The aggregate maturities of our debt for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

2016	$95,181
2017	437,575
2018	727,315
2019	16,695
2020	225,364
2021 and thereafter	1,664,789
$3,166,919
Bank Credit Facility
We have a $500.0 million Bank Credit Facility due July 2018 with a syndicate of banks, including a sublimit of $175.0 million for letters of credit.
As of December 31, 2015, we have $270.0 million of outstanding borrowings under our Bank Credit Facility and have issued $31.0 million of letters of credit. The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2015, we are in compliance with all covenants. We pay a quarterly fee on the unused commitment, which was 0.35% at December 31, 2015. As of December 31, 2015, we have $199.0 million in borrowing capacity under the facility.

Debt Issuances and Additions
In August 2015, we issued an additional $300.0 million to our existing unsecured 5.375% Senior Notes due May 2024. This issuance generated a premium of $11.3 million. We used the net proceeds from this offering to redeem all of our outstanding 6.75% Senior Notes due April 2016 and to repay $100.0 million of outstanding borrowings under our Bank Credit Facility. During 2015, we drew $135.0 million on our Bank Credit Facility, which was used to make required payments on our Term Loan and for general corporate purposes.
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
In July 2013, we issued $425 million in 5.375% Senior Notes due January 2022. In conjunction with the Stewart acquisition, we assumed $200.0 million, $86.4 million, and $46.3 million in aggregate principal amount of 6.5% Senior Notes due 2019, 3.125% Senior Convertible Notes due 2014, and 3.375% Senior Convertible Notes due 2016, respectively. These notes had fair value premiums of $10.0 million, $21.7 million, and $14.2 million, respectively, which are included in unamortized premiums (discounts) and other, net in the table above as of December 31, 2013.
Debt Extinguishments and Reductions
During the year ended December 31, 2015, we made debt payments of $357.6 million for scheduled and early extinguishment payments as follows:

•	$197.4 million in aggregate principal of our 6.75% Senior Notes due April 2016;

•	$100.0 million in aggregate principal of our Bank Credit Facility;

•	$60.0 million in aggregate principal of our Term Loan due July 2018; and

•	$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $6.9 million recorded in Loss on early extinguishment of debt in our Consolidated Statement of Operations.
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
Certain of the above transactions resulted in the recognition of a loss of $29.2 million recorded in (Losses) gains on early extinguishment of debt in our Consolidated Statement of Operations.
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
Capital Leases
In 2015, 2014, and 2013, we acquired $55.9 million, $35.4 million, and $42.4 million, respectively, of capital leases, primarily related to transportation equipment. We retired $28.6 million, $29.4 million, and $26.3 million of capital lease obligations for the years ended December 31, 2015, 2014, and 2013, respectively. See additional information regarding these leases in Note 11.
Additional Debt Disclosures
At December 31, 2015 and 2014, we have deposits of $7.0 million and $7.4 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments and is included in Deferred charges and other assets in our Consolidated Balance Sheet.
We had assets of approximately $1.5 million and $1.7 million pledged as collateral for the mortgage notes and other debt at December 31, 2015 and 2014, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2015	$164,748
Payments in 2014	$175,327
Payments in 2013	$125,022
Expected cash interest payments for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

Payments in 2016	$161,896
Payments in 2017	$150,012
Payments in 2018	$128,239
Payments in 2019	$106,210
Payments in 2020	$104,706
Payments in 2021 and thereafter	$291,116

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

The fair value of our debt instruments at December 31 was as follows:

	2015	2014
	(In thousands)
6.75% Senior Notes due April 2016	$—	$208,075
7.0% Senior Notes due June 2017	314,618	320,043
7.625% Senior Notes due October 2018	279,375	277,538
4.5% Senior Notes due November 2020	201,500	201,700
8.0% Senior Notes due November 2021	176,438	174,375
5.375% Senior Notes due January 2022	445,188	437,750
5.375% Senior Notes due May 2024	884,094	558,250
7.5% Senior Notes due April 2027	216,500	220,890
Term Loan due July 2018	310,000	370,000
Bank Credit Facility due July 2018	270,000	235,000
Mortgage notes and other debt, maturities through 2050	4,047	4,277
Total fair value of debt instruments	$3,101,760	$3,007,898
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
Credit Risk Exposure
Our cash deposits, some of which exceed insured limits, are distributed among various market and national banks in the jurisdictions in which we operate. In addition, we regularly invest excess cash in financial instruments which are not insured, such as commercial paper that is offered by corporations with quality credit ratings and money-market funds and Eurodollar time deposits, that are offered by a variety of reputable financial institutions. We believe that the credit risk associated with such instruments is minimal.
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

11.	Commitments and Contingencies
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $33.3 million, $37.2 million, and $28.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2016	$14,496	$34,415
2017	12,110	51,756
2018	10,545	46,290
2019	8,641	21,499
2020	7,167	24,010
2021 and thereafter	61,010	26,276
Total	$113,969	204,246
Less: Interest on capital leases		(17,396)
Total principal payable on capital leases		$186,850
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2015, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2016	$1,427	$589	$4,751	$6,767
2017	988	194	4,352	5,534
2018	508	124	4,166	4,798
2019	301	75	4,022	4,398
2020	22	38	2,904	2,964
2021 and thereafter	8	—	6,060	6,068
Total	$3,254	$1,020	$26,255	$30,529
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2015 and 2014, we have self-insurance reserves of $76.6 million and $74.0 million, respectively.
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
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
S.E. Funeral Homes of California, Inc. v. The Roman Catholic Archbishop of Los Angeles, et al.; Case No. BC559142; in the Superior Court of the State of California for the County of Los Angeles. The plaintiff is a company indirectly owned by Stewart Enterprises, Inc. The plaintiff filed this action in September 2014 to prevent The Roman Catholic Archbishop of Los Angeles (the “Archdiocese”) from terminating six ground leases. In reliance on the leases having 40 year terms beginning at the earliest in 1997, the plaintiff had previously made material investments since 1997 in constructing and operating funeral homes, chapels, mausoleums, and other improvements on the leased premises. In addition, the plaintiff has created a material backlog of deferred preneed revenue that plaintiff expects to receive in the coming years. In September 2014, the Archdiocese delivered notices purporting to terminate the leases and alleging that the leases were breached because the plaintiff did not obtain the Archdiocese’s consent before Stewart Enterprises, Inc. entered into a reverse merger with an affiliate of SCI. The plaintiff disputes this contention and seeks, among other things, a declaratory judgment declaring that the Archdiocese’s purported termination notices are invalid, requiring specific performance of the leases, or, in the alternative, awarding plaintiff compensatory damages. In February 2016, the Court entered a ruling on cross motions for summary judgment granting the Archdiocese's motion and denying the plaintiff's motion. The plaintiff intends to vigorously appeal these rulings. We cannot quantify the ultimate outcome in this lawsuit.
The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

12.	Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2015 or 2014. At December 31, 2015 and 2014, 500,000,000 common shares of $1 par value were authorized. We had 200,859,676 and 205,458,331 shares issued and 195,772,876 and 204,866,770 outstanding at par at December 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2012	$111,717	$—	$111,717
Activity in 2013	(23,276)	—	(23,276)
Reduction in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(113,553)	(113,553)
Reclassification of net unrealized losses activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	113,553	113,553
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(32,141)	—	(32,141)
Reclassification of foreign currency translation adjustments to Net income from discontinued operations	3,114	—	3,114
Increase in net unrealized gains associated with available-for- sale securities of the trusts, net of taxes	—	(166,570)	(166,570)
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	166,570	166,570
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(53,250)	—	(53,250)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	(85,140)	(85,140)
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	85,140	85,140
Balance at December 31, 2015	$6,164	$—	$6,164
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. Under our share repurchase program, during 2015, we repurchased 12,455,281 shares of common stock at an aggregate cost of $345.3 million, which is an average cost per share of $27.72. During 2014, we repurchased 11,488,332 shares of common stock at an aggregate cost of $242.9 million, which is an average cost per share of $21.14 under the program. On August 12, 2015, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $278.8 million at December 31, 2015.
Subsequent to December 31, 2015, we repurchased 977,396 shares for $24.0 million at an average cost per share of $24.51.
Cash Dividends
On November 10, 2015, our Board of Directors approved a cash dividend of $0.12 per common share paid on December 31, 2015 to stockholders of record as of December 15, 2015. We paid $87.6 million, $71.5 million, and $57.2 million in cash dividends in 2015, 2014, and 2013, respectively. On February 10, 2016 our Board of Directors approved a cash dividend of $0.12 per common share payable on March 31, 2016 to stockholders of record as of March 15, 2016.

Noncontrolling Interest
During 2015, we purchased an additional 24.4% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc. for $2.1 million.

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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed ratably over the period during which the restrictions lapse. At December 31, 2015 and 2014, 1,531,410 and 4,916,787 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
Assumptions	2015	2014	2013
Dividend yield	1.8%	1.8%	1.9%
Expected volatility	23.3%	27.1%	35.2%
Risk-free interest rate	1.3%	1.1%	0.7%
Expected holding period (years)	4.0	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation for 2015, 2014, and 2013, as included in our Consolidated Statement of Operations for those respective periods:

	December 31,
	2015	2014	2013
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$13,843	$13,127	$11,925
Income tax benefit related to share-based compensation included in net income	$5,068	$7,368	$4,689
We realized windfall tax deductions of $43.5 million, $31.6 million, and $7.3 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2015, 2014, and 2013, respectively. The additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2015:
(Shares reported in whole numbers and not in thousands)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	12,107,106	$11.63
Granted	2,036,010	$23.00
Exercised	(3,049,099)	$10.53
Forfeited and other	(46,097)	$20.21
Outstanding at December 31, 2015	11,047,920	$13.98
Exercisable at December 31, 2015	6,917,973	$10.56
The aggregate intrinsic value for stock options outstanding and exercisable was $133.0 million and $107.0 million, respectively, at December 31, 2015.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2015:
(Shares reported in whole numbers and not in thousands)

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31,	Weighted-Average Remaining Contractual Life	Weighted- Average	Number Exercisable at December 31,	Weighted- Average
Range of Exercise Price	2015	(in years)	Exercise Price	2015	Exercise Price
$0.00 — 5.00	981,087	1.1	$4.19	981,087	$4.19
$5.01 — 10.00	2,523,076	2.6	$8.43	2,523,076	$8.43
$10.01 — 15.00	1,579,044	3.9	$11.19	1,579,044	$11.19
$15.01 — 20.00	3,959,863	5.7	$16.48	1,771,466	$16.11
$20.01 — 25.00	2,004,850	7.1	$23.00	63,300	$23.00
$0.00 — 25.00	11,047,920	4.6	$13.98	6,917,973	$10.56
Other information pertaining to option activity during the years ended December 31 is as follows:

	2015	2014	2013
Weighted average grant-date fair value of stock options granted	$3.79	$3.34	$3.68
Total fair value of stock options vested (in thousands)	$7,973	$6,814	$5,997
Total intrinsic value of stock options exercised (in thousands)	$52,513	$42,048	$8,855
For the years ended December 31, 2015, 2014, and 2013, cash received from the exercise of stock options was $31.8 million, $32.4 million, and $6.3 million, respectively. We recognized compensation expense of $7.9 million, $7.5 million, and $6.7 million related to stock options for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the unrecognized compensation expense related to stock options of $8.4 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
Restricted share activity was as follows:
(Shares reported in whole numbers)

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2014	1,319,260	$13.39
Granted	253,791	$23.00
Vested	(990,558)	$12.37
Forfeited and other	(8,754)	$19.83
Nonvested restricted shares at December 31, 2015	573,739	$19.32

The fair value of our restricted stock, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2015, unrecognized compensation expense of $6.1 million related to restricted shares, which is recorded in Capital in excess of par value on our Consolidated Balance Sheet, is expected to be recognized over a weighted average period of 1.7 years. We recognized compensation expense of $5.9 million, $5.7 million, and $5.2 million during the years ended December 31, 2015, 2014, and 2013, respectively, related to our restricted shares.

14.	Retirement Plans
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
The Plans are frozen; therefore, the participants do not earn incremental benefits from additional years of service, and we do not incur any additional service cost.
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
We recognize pension related gains and losses in our consolidated statement of operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2015	2014	2013
	(In thousands)
Interest cost on projected benefit obligation	$1,198	$1,293	$780
Recognized net actuarial (gains) losses	(1,327)	2,401	(1,205)
Total net periodic benefit cost	$(129)	$3,694	$(425)
The Plans’ funded status at December 31 was as follows:

	2015	2014
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$36,920	$37,499
Acquisition of benefit obligation	—	—
Interest cost	1,198	1,293
Actuarial (loss) gain	(1,327)	2,401
Benefits paid	(4,486)	(4,273)
Benefit obligation at end of year	$32,305	$36,920
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4,486	4,273
Benefits paid, including expenses	(4,486)	(4,273)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(32,305)	$(36,920)

Funding Summary:
Projected benefit obligations	$32,305	$36,920
Accumulated benefit obligation	$32,305	$36,920
Amounts Recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	$(3,723)	$(4,005)
Accrued pension - included in other liabilities	(28,582)	(32,915)
Total accrued benefit liability	$(32,305)	$(36,920)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from such policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2015 and 2014 was $48.9 million and $47.8 million, respectively, and the cash surrender value was $37.7 million and $37.0 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	2015	2014	2013
Weighted average discount rate used to determine obligations	3.86%	3.42%	3.66%
Weighted average discount rate used to determine net periodic pension cost	2.47%	3.69%	2.90%
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
The following benefit payments are expected to be paid in future years related to our Plans (in thousands):

2016	$3,723
2017	$3,425
2018	$3,216
2019	$3,146
2020	$2,724
Years 2021 through 2025	$10,565

We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2015, 2014, and 2013, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2015, 2014, and 2013 was $30.8 million, $26.8 million, and $24.3 million, respectively.

15.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Canada. We conduct both funeral and cemetery operations in the United States and Canada.
Our reportable segment information is as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2015
Revenue from external customers	$1,888,812	$1,097,568	$—	$2,986,380
Interest expense	$4,228	$448	$168,221	$172,897
Depreciation and amortization	$103,119	$29,601	$8,736	$141,456
Amortization of intangible assets	$22,767	$8,617	$75	$31,459
Gross profit	$387,533	$284,412	$—	$671,945
Amortization of cemetery property	$—	$62,407	$—	$62,407
Capital expenditures	$53,291	$83,573	$14,122	$150,986
Total assets	$5,197,037	$6,165,047	$356,804	$11,718,888
2014
Revenue from external customers	$1,920,475	$1,073,536	$—	$2,994,011
Interest expense	$4,714	$510	$172,347	$177,571
Depreciation and amortization	$101,801	$28,745	$9,456	$140,002
Amortization of intangible assets	$24,841	$11,700	$99	$36,640
Gross profit	$409,701	$265,984	$—	$675,685
Amortization of cemetery property	$—	$60,439	$—	$60,439
Capital expenditures	$52,610	$78,588	$13,301	$144,499
Total assets	$5,305,294	$6,152,113	$466,237	$11,923,644
2013
Revenue from external customers	$1,698,493	$851,973	$—	$2,550,466
Interest expense	$4,736	$348	$137,276	$142,360
Depreciation and amortization	$92,588	$23,384	$6,263	$122,235
Amortization of intangible assets	$17,245	$4,590	$24	$21,859
Gross profit	$349,791	$199,256	$—	$549,047
Amortization of cemetery property	$—	$48,344	$—	$48,344
Capital expenditures	$50,304	$58,315	$4,320	$112,939

The following table reconciles gross profits from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2015	2014	2013
	(In thousands)
Gross profit from reportable segments	$671,945	$675,685	$549,047
General and administrative expenses	(128,188)	(184,749)	(155,128)
Gains (losses) on divestitures and impairment charges, net	6,522	116,613	(6,263)
Operating income	550,279	607,549	387,656
Interest expense	(172,897)	(177,571)	(142,360)
(Losses) gains on early extinguishment of debt, net	(6,918)	(29,158)	468
Other (expense) income, net	(113)	1,780	(558)
Income from continuing operations before income taxes	$370,351	$402,600	$245,206
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
2015
Revenue from external customers	$2,805,748	$180,632	$2,986,380
Interest expense	$172,697	$200	$172,897
Depreciation and amortization	$132,393	$9,063	$141,456
Amortization of intangible assets	$30,856	$603	$31,459
Amortization of cemetery property	$58,429	$3,978	$62,407
Operating income	$498,615	$51,664	$550,279
Gains on divestitures and impairment charges, net	$1,778	$4,744	$6,522
Long-lived assets	$5,759,342	$253,246	$6,012,588
2014
Revenue from external customers	$2,792,009	$202,002	$2,994,011
Interest expense	$177,245	$326	$177,571
Depreciation and amortization	$129,510	$10,492	$140,002
Amortization of intangible assets	$35,895	$745	$36,640
Amortization of cemetery property	$55,679	$4,760	$60,439
Operating income	$557,608	$49,941	$607,549
Gains on divestitures and impairment charges, net	$116,046	$567	$116,613
Long-lived assets	$5,735,205	$300,515	$6,035,720
2013
Revenue from external customers	$2,334,667	$215,799	$2,550,466
Interest expense	$141,991	$369	$142,360
Depreciation and amortization	$111,210	$11,025	$122,235
Amortization of intangible assets	$20,846	$1,013	$21,859
Amortization of cemetery property	$42,972	$5,372	$48,344
Operating income	$331,143	$56,513	$387,656
Losses on divestitures and impairment charges, net	$(5,958)	$(305)	$(6,263)

16.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents:
Cash	$106,831	$132,743
Commercial paper and temporary investments	27,768	44,592
	$134,599	$177,335
Receivables, net:
Notes receivable	$2,056	$8,381
Atneed funeral receivables, net of allowances of $3,343 and $6,200, respectively	52,184	61,306
Atneed cemetery receivables, net of allowances of $2,153 and $2,346, respectively	13,585	14,842
Other	22,637	24,521
	$90,462	$109,050
Other current assets:
Income tax receivable	$15,662	$22,581
Prepaid insurance	5,398	5,270
Restricted cash	12,587	28,926
Deferred debt issuance costs	9,522	9,180
Other	12,344	14,817
	$55,513	$80,774
Cemetery property:
Undeveloped land	$1,186,861	$1,186,325
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	566,154	552,891
	$1,753,015	$1,739,216
Property and equipment:
Land	$591,407	$603,509
Buildings and improvements	1,834,403	1,783,171
Operating equipment	530,195	500,511
Leasehold improvements	52,121	50,862
Capital leases	220,784	204,991
	3,228,910	3,143,044
Less: Accumulated depreciation	(1,253,872)	(1,163,921)
Less: Accumulated amortization of capital leases	(128,316)	(117,720)
	$1,846,722	$1,861,403
Deferred charges and other assets:
Intangible assets, net	$370,005	$393,781
Restricted cash	3,907	16,073
Deferred tax assets	23,817	18,778
Notes receivable, net of allowances of $11,334 and $11,259, respectively	10,229	4,858
Cash surrender value of insurance policies	108,726	102,856
Other	99,827	87,902
	$616,511	$624,248

	December 31,
	2015	2014
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$140,045	$137,270
Accrued benefits	86,908	86,880
Accrued interest	28,673	30,133
Accrued property taxes	11,594	14,346
Self insurance reserves	76,611	73,991
Bank overdraft	21,808	27,798
Other accrued liabilities	57,203	82,624
	$422,842	$453,042
Other liabilities:
Accrued pension	$28,582	$32,915
Deferred compensation	92,199	83,278
Customer refund obligation reserve	55,153	60,019
Tax liability	234,176	239,265
Indemnification liability	—	236
Payable to perpetual care fund	71,133	64,722
Other	15,678	22,118
	$496,921	$502,553

Revenues and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Merchandise revenue:
Funeral	$603,405	$616,992	$584,429
Cemetery	849,251	816,980	653,211
Total merchandise revenue	1,452,656	1,433,972	1,237,640
Services revenue:
Funeral	1,134,807	1,167,385	989,624
Cemetery	217,447	222,834	168,864
Total services revenue	1,352,254	1,390,219	1,158,488
Other revenue	181,470	169,820	154,338
Total revenue	$2,986,380	$2,994,011	$2,550,466
Merchandise costs and expenses:
Funeral	$285,432	$292,031	$266,558
Cemetery	487,877	485,291	380,323
Total cost of merchandise	773,309	777,322	646,881
Services costs and expenses:
Funeral	629,842	630,357	548,534
Cemetery	65,839	70,439	51,562
Total cost of services	695,681	700,796	600,096
Overhead and other expenses	845,445	840,208	754,442
Total cost and expenses	$2,314,435	$2,318,326	$2,001,419
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net change in capital expenditure accrual	$5,571	$1,022	$—
Options exercised by attestation	$122	$761	$3,004
Shares repurchased	$(122)	$(761)	$(3,004)

17.	Earnings Per Share
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

A reconciliation of the numerators and denominators of basic and diluted EPS for the three years ended December 31 is presented below:

	2015	2014	2013
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Income from continuing operations — basic	$234,162	$170,283	$146,926
After tax interest on convertible debt	50	51	51
Income from continuing operations — diluted	$234,212	$170,334	$146,977

(Loss) income from discontinued operations, net of tax	$(390)	$2,186	$406

Net income — basic	$233,772	$172,469	$147,332
After tax interest on convertible debt	50	51	51
Net income — diluted	$233,822	$172,520	$147,383
Weighted average shares:
Weighted average shares — basic	200,356	210,741	211,811
Stock options	3,973	3,338	4,082
Convertible debt	121	121	121
Weighted average shares — diluted	204,450	214,200	216,014
Amounts attributable to common stockholders:
Income from continuing operations per share:
Basic	$1.17	$0.81	$0.70
Diluted	$1.14	$0.80	$0.68
Income from discontinued operations per share:
Basic	$—	$0.01	$—
Diluted	$—	$0.01	$—
Net income per share:
Basic	$1.17	$0.82	$0.70
Diluted	$1.14	$0.81	$0.68
The computation of diluted earnings per share excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be antidilutive to the periods presented. Total options not currently included in the computation of diluted EPS in shares are 3 thousand, 1.5 million, and 1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

18.	Acquisitions
We spent $41.3 million and $15.3 million for several smaller, tuck-in acquisitions for the years ended December 31, 2015 and 2014, respectively.
Stewart
On December 23, 2013, pursuant to a tender offer, we acquired Stewart Enterprises, Inc. (Stewart) for $13.25 per share in cash, resulting in a purchase price of $1.5 billion, which includes the assumption of $331.5 million of Stewart’s debt.
Included in our results of operations for the twelve months ended December 31, 2013 is revenue of $11.4 million and net income of $0.8 million for the period from the acquisition date (December 23, 2013) through December 31, 2013. The following unaudited pro forma summary presents financial information as if the acquisition had occurred on January 1, 2013 (in thousands):

Revenue	$2,919,278
Net income	$203,916

SCI Direct
During 2013, we acquired an additional 20% of the outstanding shares of The Neptune Society Inc. (Neptune) increasing our ownership from 70% to 90%. During 2014, we acquired the remaining 10% of the outstanding shares. Neptune is the nation's largest direct cremation organization with a network of 30 locations in nine states at the time of our original acquisition. Neptune operates under the brand names Neptune SocietyTM, National Cremation Society®, and Trident SocietyTM. This acquisition expanded our footprint into a sector of the market that will continue to grow and that was not targeted through our traditional funeral service and cemetery network.

19.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following for the years ended December 31:

	2015	2014	2013
	(In thousands)
Gains (losses) on divestitures, net	$13,363	$122,535	$(3,350)
Impairment losses	(6,841)	(5,922)	(2,913)
	$6,522	$116,613	$(6,263)
Discontinued Operations
During the twelve months ended December 31, 2014 we sold our operations in Germany for approximately $6.9 million and are presenting the results of operations as discontinued operations as follows:

	Twelve Months Ended
	December 31,
	2015	2014	2013
	(In thousands)
Revenue	$—	$1,613	$5,907
Costs and expenses	—	(1,471)	(5,393)
(Loss) gain on disposition	(390)	2,136	—
Other expense, net	—	(2)	(1)
(Loss) income from discontinued operations before income taxes	(390)	2,276	513
Provision for income taxes	—	(90)	(107)
Net (loss) income from discontinued operations	$(390)	$2,186	$406

20.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2015 and 2014 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2015
Revenue	$748,117	$754,354	$714,526	$769,383
Costs and expenses	$(570,674)	$(588,096)	$(573,723)	$(581,942)
Gross profit	$177,443	$166,258	$140,803	$187,441
Operating income	$141,115	$127,581	$124,548	$157,035
Income from continuing operations before income taxes(1)	$98,118	$84,489	$74,045	$113,699
Provision for income taxes	$(36,653)	$(31,007)	$(26,118)	$(41,249)
Net income from continuing operations	$61,465	$53,482	$47,927	$72,450
Net loss from discontinued operations, net of tax	$—	$(390)	$—	$—
Net income	$61,465	$53,092	$47,927	$72,450
Net income attributable to noncontrolling interests	$(90)	$(497)	$(479)	$(96)
Net income attributable to common stockholders	$61,375	$52,595	$47,448	$72,354
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.30	$0.26	$0.24	$0.37
Diluted — EPS	$0.30	$0.25	$0.23	$0.36
2014
Revenue	$745,493	$746,760	$718,314	$783,444
Costs and expenses	$(579,435)	$(590,719)	$(570,030)	$(578,142)
Gross profit	$166,058	$156,041	$148,284	$205,302
Operating income	$107,419	$144,730	$135,119	$220,281
Income from continuing operations before income taxes(1)	$63,958	$69,316	$91,735	$177,591
Provision for income taxes	$(22,707)	$(37,357)	$(74,934)	$(90,982)
Net income from continuing operations	$41,251	$31,959	$16,801	$86,609
Net income (loss) from discontinued operations, net of tax	140	(178)	884	1,340
Net income	$41,391	$31,781	$17,685	$87,949
Net income attributable to noncontrolling interests	$(289)	$(5,859)	$(34)	$(155)
Net income attributable to common stockholders	$41,102	$25,922	$17,651	$87,794
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.19	$0.12	$0.08	$0.42
Diluted — EPS	$0.19	$0.12	$0.08	$0.42

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 19.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2015

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2015	$8,546	$6,083	$63,964	$(73,097)	$5,496
Year Ended December 31, 2014	$11,637	$7,376	$55,573	$(66,040)	$8,546
Year Ended December 31, 2013	$8,884	$7,874	$54,774	$(59,895)	$11,637
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2015	$11,259	$—	$75	$—	$11,334
Year Ended December 31, 2014	$10,986	$—	$273	$—	$11,259
Year Ended December 31, 2013	$1,316	$—	$9,670	$—	$10,986
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2015	$107,040	$5,016	$(6,283)	$—	$105,773
Year Ended December 31, 2014	$106,793	$2,950	$(2,703)	$—	$107,040
Year Ended December 31, 2013	$83,642	$4,498	$18,653	$—	$106,793
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2015	$(125,030)	$—	$3,482	$—	$(121,548)
Year Ended December 31, 2014	$(149,288)	$—	$24,258	$—	$(125,030)
Year Ended December 31, 2013	$(131,320)	$—	$(17,968)	$—	$(149,288)
Deferred tax valuation allowance:
Year Ended December 31, 2015	$134,201	$(5,988)	$(1,559)	$—	$126,654
Year Ended December 31, 2014	$114,719	$21,285	$(1,803)	$—	$134,201
Year Ended December 31, 2013	$71,013	$6,213	$37,493	$—	$114,719

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions1 and Director Independence

Item 14.	Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13 and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy statement for our 2016 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,047,920	$13.98	1,531,410
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 39 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 100-102 are filed as part of this report.
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
Dated: February 16, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ THOMAS L. RYAN*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 16, 2016
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 16, 2016
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2016
(Tammy R. Moore)

	/s/ R. L. WALTRIP*	Founder and Chairman Emeritus, Director	February 16, 2016
(R. L. Waltrip)

	/s/ ANTHONY L. COELHO*	Lead Director	February 16, 2016
(Anthony L. Coelho)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 16, 2016
(Alan R. Buckwalter, III)

	/s/ VICTOR L. LUND*	Director	February 16, 2016
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 16, 2016
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 16, 2016
(Clifton H. Morris, Jr.)

	/s/ ELLEN OCHOA*	Director	February 16, 2016
(Ellen Ochoa)

	/s/ W. BLAIR WALTRIP*	Director	February 16, 2016
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 16, 2016
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 16, 2016
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 16, 2016
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—
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

10.30	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.31	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.32	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.33	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.34	—	Amendment One to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2010).
10.35	—	Amendment Two to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014).

Exhibit Number		Description
10.36	—	Amendment Three to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended December 31, 2014).
10.37	—	Form of Performance Unit Grant Award Agreement.
10.38	—
Credit Agreement, dated as of July 2, 2013 among Service Corporation International, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 8, 2013.)

10.39	—
First Amendment to Credit Agreement, dated as of October 19, 2015, among Service Corporation International, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 22, 2015.)

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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.37.
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