Form 10-Q
period 2016-03-31
SERVICE CORPORATION INTERNATIONAL
filed 2016-04-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 26, 2016 was 193,728,521 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenue	$749,271	$748,117
Costs and expenses	(587,775)	(570,673)
Gross profit	161,496	177,444
General and administrative expenses	(37,508)	(34,550)
Losses on divestitures and impairment charges, net	(347)	(1,779)
Operating income	123,641	141,115
Interest expense	(43,082)	(42,939)
Loss on early extinguishment of debt	(581)	—
Other expense, net	(211)	(58)
Income before income taxes	79,767	98,118
Provision for income taxes	(32,313)	(36,653)
Net income	47,454	61,465
Net income attributable to noncontrolling interests	(9)	(90)
Net income attributable to common stockholders	$47,445	$61,375
Basic earnings per share:
Net income attributable to common stockholders	$0.24	$0.30
Basic weighted average number of shares	194,924	203,510
Diluted earnings per share:
Net income attributable to common stockholders	$0.24	$0.30
Diluted weighted average number of shares	198,030	207,752
Dividends declared per share	$0.12	$0.10

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income	$47,454	$61,465
Other comprehensive income:
Foreign currency translation adjustments	22,716	(22,633)
Total comprehensive income	70,170	38,832
Total comprehensive income attributable to noncontrolling interests	(18)	(74)
Total comprehensive income attributable to common stockholders	$70,152	$38,758

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$213,505	$134,599
Receivables, net	83,241	90,462
Inventories	28,612	27,835
Other	27,523	47,155
Total current assets	352,881	300,051
Preneed funeral receivables, net and trust investments	1,763,274	1,760,297
Preneed cemetery receivables, net and trust investments	2,323,679	2,318,167
Cemetery property	1,754,024	1,753,015
Property and equipment, net	1,841,013	1,846,722
Goodwill	1,800,522	1,796,340
Deferred charges and other assets	586,573	582,378
Cemetery perpetual care trust investments	1,334,165	1,319,427
Total assets	$11,756,131	$11,676,397

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$446,824	$422,842
Current maturities of long-term debt	57,413	86,823
Income taxes payable	13,574	1,373
Total current liabilities	517,811	511,038
Long-term debt	3,076,342	3,037,605
Deferred preneed funeral revenue	560,300	557,897
Deferred preneed cemetery revenue	1,144,292	1,120,001
Deferred tax liability	470,715	470,584
Other liabilities	493,434	496,921
Deferred preneed receipts held in trust	2,968,592	2,973,386
Care trusts’ corpus	1,334,552	1,319,564
Commitments and contingencies (Note 14)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 201,520,963 and 200,859,676 shares issued, respectively, and 194,147,675 and 195,772,876 shares outstanding, respectively	194,148	195,773
Capital in excess of par value	1,063,892	1,092,106
Accumulated deficit	(101,545)	(109,351)
Accumulated other comprehensive income	28,871	6,164
Total common stockholders’ equity	1,185,366	1,184,692
Noncontrolling interests	4,727	4,709
Total equity	1,190,093	1,189,401
Total liabilities and equity	$11,756,131	$11,676,397
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$47,454	$61,465
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	581	—
Depreciation and amortization	35,834	34,041
Amortization of intangible assets	7,667	8,150
Amortization of cemetery property	13,599	11,632
Amortization of loan costs	1,615	2,422
Provision for doubtful accounts	538	2,690
Benefit for deferred income taxes	(1,291)	(6,624)
Losses on divestitures and impairment charges, net	347	1,779
Share-based compensation	3,067	4,023
Excess tax benefits from share-based awards	(2,258)	(5,511)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	9,340	(2,894)
Decrease in other assets	1,598	5,894
Increase in payables and other liabilities	56,062	54,847
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	3,146	13,760
(Decrease) increase deferred preneed funeral revenue	(599)	6,729
Decrease in deferred preneed funeral receipts held in trust	(10,273)	(21,748)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(7,869)	(7,252)
Increase in deferred preneed cemetery revenue	22,286	22,375
Increase in deferred preneed cemetery receipts held in trust	3,918	2,994
Net cash provided by operating activities	184,762	188,772
Cash flows from investing activities:
Capital expenditures	(41,708)	(28,298)
Acquisitions	(56)	(30,616)
Proceeds from divestitures and sales of property and equipment	10,164	3,901
Net withdrawals of restricted funds	5,120	2,841
Net cash used in investing activities	(26,480)	(52,172)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	590,000	15,000
Debt issuance costs	(5,035)	—
Payments of debt	(10,054)	(15,071)
Early extinguishment of debt	(580,483)	—
Principal payments on capital leases	(8,156)	(7,380)
Proceeds from exercise of stock options	3,133	9,445
Excess tax benefits from share-based awards	2,258	5,511
Purchase of Company common stock	(54,632)	(73,180)
Payments of dividends	(23,324)	(20,461)
Bank overdrafts and other	1,369	(6,819)
Net cash used in financing activities	(84,924)	(92,955)
Effect of foreign currency on cash and cash equivalents	5,548	(3,851)
Net increase in cash and cash equivalents	78,906	39,794
Cash and cash equivalents at beginning of period	134,599	177,335
Cash and cash equivalents at end of period	$213,505	$217,129
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378
Comprehensive income	—	—	—	61,375	(22,617)	74	38,832
Dividends declared on common stock ($0.10 per share)	—	—	(20,461)	—	—	—	(20,461)
Employee share-based compensation earned	—	—	4,023	—	—	—	4,023
Stock option exercises	873	—	8,572	—	—	—	9,445
Restricted stock awards, net of forfeitures	254	—	(254)	—	—	—	—
Purchase of Company common stock	—	(3,085)	(17,808)	(52,287)	—	—	(73,180)
Tax benefits related to share-based awards	—	—	5,511	—	—	—	5,511
Other	1	—	7	—	—	—	8
Balance at March 31, 2015	$206,586	$(3,676)	$1,165,894	$(72,771)	$36,797	$8,726	$1,341,556

Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401
Comprehensive income	—	—	—	47,445	22,707	18	70,170
Dividends declared on common stock ($0.12 per share)	—	—	(23,324)	—	—	—	(23,324)
Employee share-based compensation earned	—	—	3,067	—	—	—	3,067
Stock option exercises	417	—	2,716	—	—	—	3,133
Restricted stock awards, net of forfeitures	242	(1)	(241)	—	—	—	—
Purchase of Company common stock	—	(2,285)	(12,708)	(39,639)	—	—	(54,632)
Tax benefits related to share-based awards	—	—	2,258	—	—	—	2,258
Other	2	—	18	—	—	—	20
Balance at March 31, 2016	$201,520	$(7,372)	$1,063,892	$(101,545)	$28,871	$4,727	$1,190,093

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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications Prior Period Financial Statements
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. For the first quarter of 2016, we recorded in General and administrative expenses an out-of-period expense of $5.5 million for previously improperly capitalized acquisition costs. Such amounts are immaterial to both current and prior period financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2015. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Accounting Standards Adopted in 2016
Consolidation
In February 2015, the Financial Accounting Standards Board (FASB) amended "Consolidation" to revise the consolidation model for limited partnerships, variable interest entities, and certain investment funds. Further, the amendment provides guidance on how fee arrangements and related parties should be considered when determining whether to consolidate variable interest entities. As a result of this amendment, all legal entities were reevaluated to determine if they should be consolidated.

We adopted the amendment effective January 1, 2016, with no impact our consolidated results of operations, consolidated financial position, and cash flows.
Debt Issuance Costs
In April 2015, the FASB amended "Interest—Imputation of Interest" to simplify the presentation of debt issuance costs on the balance sheet. Prior to adoption of this amendment, debt issuance costs were included in Other current assets and Deferred charges and other assets on our unaudited condensed Consolidated Balance Sheet. The amendment requires that these costs instead be presented as a direct deduction from the carrying amount of Current maturities of long-term debt and Long-term debt, consistent with the presentation of debt discounts.
In August 2015, the FASB issued an additional amendment that provides additional guidance to "Interest—Imputation of Interest" since it did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendment noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
This change does not impact the manner in which the debt issuance costs are expensed over the term of the debt. We have retrospectively adopted the change in presentation effective January 1, 2016. As a result, we recast our Consolidated Balance Sheet as of December 31, 2015 to reduce Other current assets and Current maturities of long-term debt by $8.4 million and to reduce Deferred charges and other assets and Long-term debt by $34.1 million.
Cloud Computing Arrangements
In April 2015, the FASB amended "Intangibles—Goodwill and Other—Internal-Use Software" to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then we should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we should account for the arrangement as a service contract. We adopted the amendment effective January 1, 2016, with no impact on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In May 2015, the FASB amended "Fair Value Measurements" to remove the requirement to disclose the fair value measurement hierarchy level associated with investments measured at net asset value as a practical expedient. Other disclosures required by the standard for these assets remain the same. This amendment does not change the underlying accounting for these investments. We retrospectively adopted the amendment effective January 1, 2016, and have made the appropriate disclosures in Notes 3, 4, and 5.
Business Combinations
In September 2015, the FASB amended "Business Combinations" to eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the new guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amount of the adjustment. We adopted the amendment on January 1, 2016 and it will be applied prospectively to measurement-period adjustments occurring after that date, if any.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers" which supersedes the revenue recognition requirements in "Revenue Recognition" and most industry-specific guidance. This new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, and timing of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the new standard requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. In August 2015, the FASB issued an amendment that defers implementation of "Revenue from Contracts with Customers" for all entities by one year. The new standard will be effective for us beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

Inventory
In July 2015, the FASB amended "Inventory" to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for us on January 1, 2017, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Financial Instruments
In January 2016, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. The amendment also changes the guidance for debt securities held at amortized cost and liabilities under the fair value option. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Leases
In February 2016, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for us on January 1, 2019. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Stock Compensation
In March 2016, the FASB amended "Stock Compensation" to simplify certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for us on January 1, 2017, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

3. Preneed Funeral Activities
Preneed funeral receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, related to unperformed price-guaranteed preneed funeral contracts. Our merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. Our trust investments detailed in Notes 4 and 5 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed funeral revenue into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts after the contract obligations are performed. Cash flows from preneed contracts are presented as operating cash flows in our unaudited condensed Consolidated Statement of Cash Flows.
 Preneed funeral receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral revenue until the merchandise is delivered or the service is performed.

The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Deposits	$27,708	$29,995
Withdrawals	$35,170	$45,444
Purchases of available-for-sale securities	$109,522	$104,231
Sales of available-for-sale securities	$99,493	$82,320
Realized gains from sales of available-for-sale securities	$6,824	$4,349
Realized losses from sales of available-for-sale securities	$(19,651)	$(4,735)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,112,379	$1,109,394
Cash and cash equivalents	128,315	134,603
Insurance-backed fixed income securities	270,473	271,116
Trust investments	1,511,167	1,515,113
Receivables from customers	298,852	290,689
Unearned finance charge	(11,906)	(11,235)
	1,798,113	1,794,567
Allowance for cancellation	(34,839)	(34,270)
Preneed funeral receivables, net and trust investments	$1,763,274	$1,760,297
The costs and values associated with trust investments measured at market at March 31, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities held by the trusts.

	March 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$78,022	$834	$(254)	$78,602
Canadian government	2	77,781	410	(881)	77,310
Corporate	2	14,974	173	(262)	14,885
Residential mortgage-backed	2	80	2	—	82
Asset-backed	2	58	—	(1)	57
Equity securities:
Preferred stock	2	1,950	64	(116)	1,898
Common stock:
United States	1	351,310	30,275	(23,247)	358,338
Canada	1	13,014	2,338	(1,146)	14,206
Other international	1	29,746	2,171	(3,909)	28,008
Mutual funds:
Equity	1	328,286	2,780	(40,449)	290,617
Fixed income	1	150,974	594	(9,179)	142,389
Other	3	3,997	910	(96)	4,811
Trust investments, at fair value		1,050,192	40,551	(79,540)	1,011,203
Fixed income commingled funds		64,988	1,328	—	66,316
Private equity		37,761	3,701	(6,602)	34,860
Trust investments, at net asset value		102,749	5,029	(6,602)	101,176
Trust investments, at market		$1,152,941	$45,580	$(86,142)	$1,112,379

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,417	$107	$(1,331)	$81,193
Canadian government	2	72,488	532	(655)	72,365
Corporate	2	19,036	235	(284)	18,987
Residential mortgage-backed	2	1,297	29	(22)	1,304
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,949	41	(158)	1,832
Common stock:
United States	1	344,116	30,885	(19,149)	355,852
Canada	1	11,930	2,652	(1,077)	13,505
Other international	1	32,156	2,636	(3,907)	30,885
Mutual funds:
Equity	1	323,884	1,263	(43,975)	281,172
Fixed income	1	155,717	154	(13,092)	142,779
Other	3	3,703	1,069	—	4,772
Trust investments, at fair value		1,048,698	39,603	(83,650)	1,004,651
Fixed income commingled funds		69,148	—	(442)	68,706
Private equity		38,724	3,780	(6,467)	36,037
Trust investments, at net asset value		107,872	3,780	(6,909)	104,743
Trust investments, at market		$1,156,570	$43,383	$(90,559)	$1,109,394
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
The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2016, our unfunded commitment for our private equity investments was $41.1 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2016	2015
	Other	Other
	(In thousands)
Fair value, beginning balance	$4,772	$4,891
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	39	(74)
Fair value, ending balance	$4,811	$4,817
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

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at March 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$106,941
Due in one to five years	26,528
Due in five to ten years	31,082
Thereafter	6,385
$170,936

Earnings from all our merchandise and service trust investments are recognized in revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.0 million and $14.4 million for the three months ended March 31, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the three months ended March 31, 2016 and 2015, we recorded an $1.1 million and a $0.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values, and the duration of unrealized losses as of March 31, 2016 and December 31, 2015, respectively, are shown in the following tables:

	March 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$4,421	$(169)	$4,550	$(85)	$8,971	$(254)
Canadian government	5,233	(77)	12,167	(804)	17,400	(881)
Corporate	2,714	(108)	3,369	(154)	6,083	(262)
Asset-backed	57	(1)	—	—	57	(1)
Equity securities:
Preferred stock	94	(25)	48	(91)	142	(116)
Common stock:
United States	124,502	(19,418)	14,346	(3,829)	138,848	(23,247)
Canada	4,918	(866)	670	(280)	5,588	(1,146)
Other international	11,101	(2,189)	4,841	(1,720)	15,942	(3,909)
Mutual funds:
Equity	182,603	(23,695)	71,967	(16,754)	254,570	(40,449)
Fixed income	77,990	(2,994)	21,240	(6,185)	99,230	(9,179)
Other	1,084	(96)	—	—	1,084	(96)
Trust investments, at fair value	414,717	(49,638)	133,198	(29,902)	547,915	(79,540)
Private equity	788	(612)	17,165	(5,990)	17,953	(6,602)
Trust investments, at net asset value	788	(612)	17,165	(5,990)	17,953	(6,602)
Total temporarily impaired securities	$415,505	$(50,250)	$150,363	$(35,892)	$565,868	$(86,142)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$37,008	$(1,273)	$4,687	$(58)	$41,695	$(1,331)
Canadian government	2,336	(17)	11,535	(638)	13,871	(655)
Corporate	4,644	(156)	4,025	(128)	8,669	(284)
Residential mortgage-backed	377	(6)	133	(16)	510	(22)
Equity securities:
Preferred stock	448	(60)	42	(98)	490	(158)
Common stock:
United States	128,725	(16,448)	14,531	(2,701)	143,256	(19,149)
Canada	1,956	(355)	1,097	(722)	3,053	(1,077)
Other international	9,458	(1,638)	6,151	(2,269)	15,609	(3,907)
Mutual funds:
Equity	185,726	(23,385)	79,855	(20,590)	265,581	(43,975)
Fixed income	108,984	(5,052)	27,048	(8,040)	136,032	(13,092)
Trust investments, at fair value	479,662	(48,390)	149,104	(35,260)	628,766	(83,650)
Fixed income commingled funds	68,578	(442)	—	—	68,578	(442)
Private equity	—	—	18,713	(6,467)	18,713	(6,467)
Trust investments, at net asset value	68,578	(442)	18,713	(6,467)	87,291	(6,909)
Total temporarily impaired securities	$548,240	$(48,832)	$167,817	$(41,727)	$716,057	$(90,559)

4. Preneed Cemetery Activities
 Preneed cemetery receivables, net and trust investments represent trust investments, including investment earnings, and customer receivables, net of unearned finance charges, for contracts sold in advance of when the property interment rights, merchandise, or services are needed. Our merchandise and service trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 3 and 5 are also accounted for as variable interest entities. When we receive payments from the customer, we deposit the amount required by law into the trust and reclassify the corresponding amount from Deferred preneed cemetery revenue into Deferred preneed receipts held in trust. Amounts are withdrawn from the trusts when the contract obligations are performed. Cash flows from preneed cemetery contracts are presented as operating cash flows in our unaudited condensed Consolidated Statement of Cash Flows.
Preneed cemetery receivables, net and trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed cemetery revenue until the merchandise is delivered or the service is performed.
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Deposits	$36,998	$35,161
Withdrawals	$32,411	$31,226
Purchases of available-for-sale securities	$131,851	$106,937
Sales of available-for-sale securities	$118,581	$99,262
Realized gains from sales of available-for-sale securities	$6,246	$7,135
Realized losses from sales of available-for-sale securities	$(22,853)	$(7,028)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,333,276	$1,343,916
Cash and cash equivalents	128,497	118,583
Trust investments	1,461,773	1,462,499
Receivables from customers	965,495	958,503
Unearned finance charges	(32,144)	(31,332)
	2,395,124	2,389,670
Allowance for cancellation	(71,445)	(71,503)
Preneed cemetery receivables, net and trust investments	$2,323,679	$2,318,167
The costs and values associated with the trust investments measured at market at March 31, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the market value of the underlying securities held by the trusts.

	March 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$62,763	$1,584	$—	$64,347
Canadian government	2	29,144	229	(49)	29,324
Corporate	2	5,036	21	(168)	4,889
Asset-backed	2	169	21	—	190
Equity securities:
Common stock:
United States	1	544,212	45,619	(37,705)	552,126
Canada	1	8,487	3,958	(295)	12,150
Other international	1	45,771	3,516	(5,834)	43,453
Mutual funds:
Equity	1	353,128	3,010	(44,406)	311,732
Fixed income	1	188,990	407	(14,775)	174,622
Other	3	1,476	—	(179)	1,297
Trust investments, at fair value		1,239,176	58,365	(103,411)	1,194,130
Fixed income commingled funds		101,182	2,274	—	103,456
Private equity		34,460	5,829	(4,599)	35,690
Trust investments, at net asset value		135,642	8,103	(4,599)	139,146
Trust investments, at market		$1,374,818	$66,468	$(108,010)	$1,333,276

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,746	$25	$(1,437)	$68,334
Canadian government	2	24,648	183	(169)	24,662
Corporate	2	5,112	26	(118)	5,020
Residential mortgage-backed	2	129	3	(3)	129
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	532,026	44,181	(32,037)	544,170
Canada	1	8,984	3,858	(891)	11,951
Other international	1	50,053	4,207	(5,799)	48,461
Mutual funds:
Equity	1	356,798	1,620	(49,642)	308,776
Fixed income	1	203,983	92	(18,526)	185,549
Other	3	1,381	122	—	1,503
Trust investments, at fair value		1,253,030	54,332	(108,622)	1,198,740
Fixed income commingled funds		108,883	—	(570)	108,313
Private equity		35,411	5,954	(4,502)	36,863
Trust investments, at net asset value		144,294	5,954	(5,072)	145,176
Trust investments, at market		$1,397,324	$60,286	$(113,694)	$1,343,916
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
The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2016, our unfunded commitment for our private equity investments was $42.7 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2016	2015
	Other	Other
	(In thousands)
Fair value, beginning balance	$1,503	$203
Net unrealized losses included in Accumulated other comprehensive income(1)	(206)	(4)
Fair value, ending balance	$1,297	$199
________________________________________

(1)
All unrealized losses recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at March 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$26,335
Due in one to five years	32,443
Due in five to ten years	29,785
Thereafter	10,187
$98,750
Earnings from all our merchandise and service trust investments are recognized in current revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $9.7 million and $12.1 million for the three months ended March 31, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the three months ended March 31, 2016 and 2015, we recorded a $2.0 million and a $0.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values and the duration of unrealized losses as of March 31, 2016 and December 31, 2015, respectively, are shown in the following tables:

	March 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$19,788	$(12)	$1,197	$(37)	$20,985	$(49)
Corporate	1,632	(36)	2,383	(132)	4,015	(168)
Equity securities:
Common stock:
United States	197,289	(31,577)	21,487	(6,128)	218,776	(37,705)
Canada	653	(199)	692	(96)	1,345	(295)
Other international	17,150	(3,452)	7,230	(2,382)	24,380	(5,834)
Mutual funds:
Equity	198,230	(25,801)	82,557	(18,605)	280,787	(44,406)
Fixed income	113,796	(3,463)	36,630	(11,312)	150,426	(14,775)
Other	1,297	(179)	—	—	1,297	(179)
Trust investments, at fair value	549,835	(64,719)	152,176	(38,692)	702,011	(103,411)
Private equity	—	—	8,661	(4,599)	8,661	(4,599)
Trust investments, at net asset value	—	—	8,661	(4,599)	8,661	(4,599)
Total temporarily impaired securities	$549,835	$(64,719)	$160,837	$(43,291)	$710,672	$(108,010)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,533	$(1,435)	$21	$(2)	$52,554	$(1,437)
Canadian government	16,039	(105)	841	(64)	16,880	(169)
Corporate	1,754	(22)	2,347	(96)	4,101	(118)
Residential mortgage-backed	42	(1)	18	(2)	60	(3)
Equity securities:
Common stock:
United States	198,843	(26,038)	21,355	(5,999)	220,198	(32,037)
Canada	470	(6)	1,430	(885)	1,900	(891)
Other international	15,567	(2,507)	9,412	(3,292)	24,979	(5,799)
Mutual funds:
Equity	207,349	(25,991)	86,720	(23,651)	294,069	(49,642)
Fixed income	139,749	(6,322)	44,550	(12,204)	184,299	(18,526)
Trust investments, at fair value	632,346	(62,427)	166,694	(46,195)	799,040	(108,622)
Fixed income commingled funds	108,347	(570)	—	—	108,347	(570)
Private equity	—	—	9,526	(4,502)	9,526	(4,502)
Trust investments, at net asset value	108,347	(570)	9,526	(4,502)	117,873	(5,072)
Total temporarily impaired securities	$740,693	$(62,997)	$176,220	$(50,697)	$916,913	$(113,694)

5. Cemetery Perpetual Care Trusts
We are required by state and provincial law to pay into cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. Our cemetery perpetual care trusts are variable interest entities. We have determined that we are the primary beneficiary of these trusts, as we absorb a majority of the losses and returns associated with these trusts. The trust investments detailed in Notes 3 and 4 are also accounted for as variable interest entities. We consolidate our cemetery perpetual care trust investments with a corresponding amount recorded as Care trusts’ corpus. Cash flows from cemetery perpetual care trusts are presented as operating cash flows in our unaudited condensed Consolidated Statement of Cash Flows.
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Deposits	$9,813	$9,253
Withdrawals	$16,294	$13,158
Purchases of available-for-sale securities	$48,476	$101,660
Sales of available-for-sale securities	$33,522	$53,765
Realized gains from sales of available-for-sale securities	$1,494	$398
Realized losses from sales of available-for-sale securities	$(1,616)	$(129)
The components of Cemetery perpetual care trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,261,088	$1,232,592
Cash and cash equivalents	73,077	86,835
Cemetery perpetual care trust investments	$1,334,165	$1,319,427
The cost and values associated with trust investments, at market at March 31, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities or cash held by the trusts.

	March 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$2,986	$—	$(108)	$2,878
Canadian government	2	36,402	400	(106)	36,696
Corporate	2	11,324	113	(362)	11,075
Residential mortgage-backed	2	383	1	—	384
Asset-backed	2	644	6	(34)	616
Equity securities:
Preferred stock	2	5,034	67	(134)	4,967
Common stock:
United States	1	228,357	16,138	(12,184)	232,311
Canada	1	4,978	2,166	(252)	6,892
Other international	1	14,677	119	(2,925)	11,871
Mutual funds:
Equity	1	19,842	3,531	(2,037)	21,336
Fixed income	1	904,294	1,413	(54,175)	851,532
Other	3	629	1,254	—	1,883
Trust investments, at fair value		1,229,550	25,208	(72,317)	1,182,441
Private equity		84,479	2,362	(8,194)	78,647
Trust investments, at net asset value		84,479	2,362	(8,194)	78,647
Trust investments, at market		$1,314,029	$27,570	$(80,511)	$1,261,088

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,636	$20	$(81)	$3,575
Canadian government	2	32,477	321	(266)	32,532
Corporate	2	12,694	149	(284)	12,559
Residential mortgage-backed	2	934	13	(9)	938
Asset-backed	2	660	5	(31)	634
Equity securities:
Preferred stock	2	5,850	55	(159)	5,746
Common stock:
United States	1	231,012	15,224	(10,898)	235,338
Canada	1	5,648	2,112	(606)	7,154
Other international	1	14,820	160	(2,390)	12,590
Mutual funds:
Equity	1	21,783	3,138	(1,850)	23,071
Fixed income	1	890,013	530	(63,913)	826,630
Other	3	645	1,257	—	1,902
Trust investments, at fair value		1,220,172	22,984	(80,487)	1,162,669
Private equity		75,613	2,406	(8,096)	69,923
Trust investments, at net asset value		75,613	2,406	(8,096)	69,923
Trust investments, at market		$1,295,785	$25,390	$(88,583)	$1,232,592
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
The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These funds are classified as Level 3 investments pursuant to the fair value measurements hierarchy.
Private equity investments are measured at net asset value. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2016, our unfunded commitment for our private equity investments was $44.9 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2016	2015
	Other	Other
	(In thousands)
Fair market value, beginning balance	$1,902	$1,556
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(19)	4
Fair market value, ending balance	$1,883	$1,560
_________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2016 to 2040. Maturities of fixed income securities at March 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$30,364
Due in one to five years	20,955
Due in five to ten years	119
Thereafter	211
$51,649
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. Recognized trust fund income related to these trust investments was $18.5 million and $13.4 million for the three months ended March 31, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus. For the three months ended March 31, 2016 and 2015, we recorded a $0.1 million and a $0.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.

We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated values and the duration of unrealized losses as of March 31, 2016 and December 31, 2015, respectively, are shown in the following tables:

	March 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$—	$—	$2,878	$(108)	$2,878	$(108)
Canadian government	21,022	(38)	2,069	(68)	23,091	(106)
Corporate	3,574	(102)	4,423	(260)	7,997	(362)
Asset-backed	115	(12)	356	(22)	471	(34)
Equity securities:
Preferred stock	3,240	(134)	—	—	3,240	(134)
Common stock:
United States	94,696	(8,843)	16,916	(3,341)	111,612	(12,184)
Canada	372	(84)	532	(168)	904	(252)
Other international	7,964	(1,450)	2,793	(1,475)	10,757	(2,925)
Mutual funds:
Equity	3,778	(660)	1,217	(1,377)	4,995	(2,037)
Fixed income	299,920	(9,270)	294,024	(44,905)	593,944	(54,175)
Trust investments, at fair value	434,681	(20,593)	325,208	(51,724)	759,889	(72,317)
Private equity	20,203	(410)	32,142	(7,784)	52,345	(8,194)
Trust investments, at net asset value	20,203	(410)	32,142	(7,784)	52,345	(8,194)
Total temporarily impaired securities	$454,884	$(21,003)	$357,350	$(59,508)	$812,234	$(80,511)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,275	$(80)	$35	$(1)	$3,310	$(81)
Canadian government	18,499	(164)	1,371	(102)	19,870	(266)
Corporate	5,163	(134)	4,147	(150)	9,310	(284)
Residential mortgage-backed	303	(3)	117	(6)	420	(9)
Asset-backed	145	(12)	360	(19)	505	(31)
Equity securities:
Preferred stock	4,029	(159)	—	—	4,029	(159)
Common stock:
United States	81,624	(7,793)	14,900	(3,105)	96,524	(10,898)
Canada	702	(31)	1,026	(575)	1,728	(606)
Other international	8,734	(940)	2,347	(1,450)	11,081	(2,390)
Mutual funds:
Equity	4,580	(606)	1,258	(1,244)	5,838	(1,850)
Fixed income	519,981	(18,205)	294,309	(45,708)	814,290	(63,913)
Trust investments, at fair value	647,035	(28,127)	319,870	(52,360)	966,905	(80,487)
Private equity	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Trust investments, at net asset value	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Total temporarily impaired securities	$657,627	$(28,188)	$344,426	$(60,395)	$1,002,053	$(88,583)

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
The components of Deferred preneed receipts held in trust in our unaudited condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 are detailed below.

	March 31, 2016			December 31, 2015
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,511,167	$1,461,773	$2,972,940	$1,515,113	$1,462,499	$2,977,612
Accrued trust operating payables and other	(1,480)	(2,868)	(4,348)	(1,381)	(2,845)	(4,226)
Deferred preneed receipts held in trust	$1,509,687	$1,458,905	$2,968,592	$1,513,732	$1,459,654	$2,973,386

Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses.
The components of Care trusts’ corpus in our unaudited condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 are detailed below.

	March 31, 2016	December 31, 2015
	(In thousands)
Cemetery perpetual care trust investments	$1,334,165	$1,319,427
Accrued trust operating payables and other	387	137
Care trusts’ corpus	$1,334,552	$1,319,564
Other Expense, Net
The components of Other expense, net in our unaudited condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$6,824	$6,246	$1,494	$—	$14,564
Realized losses	(19,651)	(22,853)	(1,616)	—	(44,120)
Impairment charges	(1,118)	(2,049)	(115)	—	(3,282)
Interest, dividend, and other ordinary income	2,773	2,360	12,990	—	18,123
Trust expenses and income taxes	(4,442)	(4,853)	(5,757)	—	(15,052)
Net trust investment (loss) income	(15,614)	(21,149)	6,996	—	(29,767)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	15,614	21,149	(6,996)	—	29,767
Other expense, net	—	—	—	(211)	(211)
Total other expense, net	$—	$—	$—	$(211)	$(211)

	Three Months Ended March 31, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$4,349	$7,135	$398	$—	$11,882
Realized losses	(4,735)	(7,028)	(129)	—	(11,892)
Impairment charges	(471)	(520)	(512)	—	(1,503)
Interest, dividend, and other ordinary income	4,062	3,516	10,545	—	18,123
Trust expenses and income taxes	(5,827)	(8,515)	(6,273)	—	(20,615)
Net trust investment (loss) income	(2,622)	(5,412)	4,029	—	(4,005)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	2,622	5,412	(4,029)	—	4,005
Other expense, net	—	—	—	(58)	(58)
Total other expense, net	$—	$—	$—	$(58)	$(58)

7. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 40.5% and 37.4% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the first quarter of 2016 is higher the 35% federal statutory tax rate primarily due to state tax expense partially offset by lower rates on foreign earnings.
Unrecognized Tax Benefits
As of March 31, 2016, the total amount of our unrecognized tax benefits was $179.8 million and the total amount of our accrued interest was $52.7 million. Additional interest expense of $1.1 million was accrued during the three months ended March 31, 2016.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate, SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. SCI and subsidiaries are under audit for 2006-2007 as a result of carry back claims. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2014. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

8. Debt
Debt as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$295,000	$295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Term Loan due March 2021	550,000	—
Bank Credit Facility due March 2021	30,000	—
Obligations under capital leases	209,027	204,246
Mortgage notes and other debt, maturities through 2050	3,983	4,037
Unamortized premiums, net	8,512	8,636
Unamortized debt issuance costs	(37,767)	(42,491)
Total debt	3,133,755	3,124,428
Less: Current maturities of long-term debt	(57,413)	(86,823)
Total long-term debt	$3,076,342	$3,037,605
Current maturities of debt at March 31, 2016 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year. Our consolidated debt had a weighted average interest rate of 5.1% and 5.2% at March 31, 2016 and December 31, 2015, respectively. Approximately 75% and 76% of our total debt had a fixed interest rate at March 31, 2016 and December 31, 2015, respectively.
Bank Credit Agreement
In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks.

As of March 31, 2016, we have $30.0 million of outstanding borrowings under our Bank Credit Facility due March 2021, $550.0 million of outstanding borrowings under our Term Loan due March 2021, and have issued $30.8 million of letters of credit. The bank credit agreement due March 2021 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.30% at March 31, 2016. As of March 31, 2016, we have $639.2 million in borrowing capacity under the Bank Credit Facility.
As of December 31, 2015, we had a $500.0 million Bank Credit Facility due July 2018 with a syndicate of financial institutions, including a sublimit of $175.0 million for letters of credit. In March 2016, the new $1.4 billion credit agreement replaced the existing $500.0 million Bank Credit Facility due July 2018 and $600.0 million Term Loan due July 2018 providing for a new $700.0 million Bank Credit Facility and a $700.0 million Term Loan, both maturing in March 2021, including a sublimit of $100.0 million for letters of credit.
Debt Issuances and Additions
In January 2016, we drew $10.0 million on our Bank Credit Facility due July 2018 for general corporate purposes. In March 2016, we drew $30.0 million on our Bank Credit Facility due March 2021 and $550.0 million on our Term Loan due March 2021 to repay outstanding borrowings under our Bank Credit Facility due July 2018 and our Term Loan due July 2018. These transactions resulted in the addition of $5.2 million in debt issuance costs.
In March 2015, we drew $15.0 million on our Bank Credit Facility due July 2018, which was used to make required payments on our Term Loan due July 2018.
Debt Extinguishments and Reductions
During the three months ended March 31, 2016, we made debt payments of $590.1 million for scheduled and early extinguishment payments including:

•	$310.0 million in aggregate principal of our Term Loan due July 2018;

•	$280.0 million in aggregate principal of our Bank Credit Facility due July 2018; and

•	$0.1 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $0.6 million recorded in Loss on early extinguishment of debt in our unaudited condensed Consolidated Statement of Operations.
During the three months ended March 31, 2015, we made debt payments of $15.0 million for a scheduled payment on our Term Loan due July 2018.
Capital Leases
During the three months ended March 31, 2016 and 2015, we acquired $13.1 million and $7.3 million, respectively, of capital leases, primarily related to transportation equipment. We made aggregate principal payments of $8.2 million and $7.4 million on our capital lease obligations for the three months ended March 31, 2016 and 2015, respectively.
Subsequent Events
In April 2016, we drew $170.0 million on our Bank Credit Facility due March 2021, and $150.0 million on our Term Loan due March 2021, to repay our $295.0 million 7.0% Senior Notes due June 2017 and associated transaction costs, which resulted in the recognition of $21.7 million loss on early extinguishment of debt.

9. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
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
The fair value of our debt instruments at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$314,001	$314,618
7.625% Senior Notes due October 2018	282,813	279,375
4.5% Senior Notes due November 2020	207,040	201,500
8.0% Senior Notes due November 2021	178,125	176,438
5.375% Senior Notes due January 2022	446,378	445,188
5.375% Senior Notes due May 2024	897,813	884,094
7.5% Senior Notes due April 2027	230,660	216,500
Term Loan due March 2021	550,000	—
Bank Credit Facility due March 2021	30,000	—
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Mortgage notes and other debt, maturities through 2050	3,989	4,047
Total fair value of debt instruments	$3,140,819	$3,101,760
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

10. Share-Based Compensation
Stock Benefit Plans
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the three months ended March 31, 2016:

Dividend yield	1.9%
Expected volatility	19.5%
Risk-free interest rate	1.0%
Expected holding period (in years)	4.0

Stock Options
The following table sets forth stock option activity for the three months ended March 31, 2016:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	11,047,920	$13.98
Granted	1,036,522	$22.28
Exercised	(417,383)	$7.51
Canceled	(7,064)	$20.97
Outstanding at March 31, 2016	11,659,995	$14.94
Exercisable at March 31, 2016	8,559,885	$12.62
As of March 31, 2016, the unrecognized compensation expense related to stock options of $9.6 million is expected to be recognized over a weighted average period of 1.4 years.
Restricted Shares
Restricted share activity for the three months ended March 31, 2016 was as follows:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2015	573,739	$19.32
Granted	241,510	$22.28
Vested	(306,000)	$18.06
Forfeited	(1,258)	$20.85
Nonvested restricted shares at March 31, 2016	507,991	$21.48
As of March 31, 2016, the unrecognized compensation expense related to restricted shares of $10.0 million is expected to be recognized over a weighted average period of 2.2 years.

11. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	22,707	—	22,707
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	17,985	17,985
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(17,985)	(17,985)
Balance at March 31, 2016	$28,871	$—	$28,871

Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(22,617)	—	(22,617)
Increase in net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	50,667	50,667
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(50,667)	(50,667)
Balance at March 31, 2015	$36,797	$—	$36,797
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.

Cash Dividends
On February 10, 2016, our Board of Directors approved a cash dividend of $0.12 per common share. This dividend, totaling $23.3 million, was paid on March 31, 2016.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2016, we repurchased 2,285,230 shares of common stock at an aggregate cost of $54.6 million, which is an average cost per share of $23.91 After these repurchases the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $226.3 million at March 31, 2016.
Subsequent to March 31, 2016, we repurchased 419,147 shares of common stock at an aggregate cost of $10.5 million, which is an average cost per share of $24.96. After these second quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $215.8 million.

12. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, in both of which we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2016	$492,109	$257,162	$749,271
2015	$507,687	$240,430	$748,117
Gross profit:
2016	$106,981	$54,515	$161,496
2015	$126,937	$50,507	$177,444
The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Gross profit from reportable segments	$161,496	$177,444
General and administrative expenses	(37,508)	(34,550)
Losses on divestitures and impairment charges, net	(347)	(1,779)
Operating income	123,641	141,115
Interest expense	(43,082)	(42,939)
Loss on early extinguishment of debt	(581)	—
Other expense, net	(211)	(58)
Income before income taxes	$79,767	$98,118

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended March 31,
Revenue from external customers:
2016	$708,938	$40,333	$749,271
2015	$700,452	$47,665	$748,117

13. Supplementary Information
Revenue and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated Statement of Operations is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Property and merchandise revenue:
Funeral	$160,006	$162,201
Cemetery	193,874	174,696
Total property and merchandise revenue	353,880	336,897
Services revenue:
Funeral	297,113	316,867
Cemetery	55,624	58,094
Total services revenue	352,737	374,961
Other revenue	42,654	36,259
Total revenue	$749,271	$748,117
Property and merchandise costs and expenses:
Funeral	$78,129	$78,662
Cemetery	119,154	106,859
Total cost of property and merchandise	197,283	185,521
Services costs and expenses:
Funeral	157,088	153,424
Cemetery	19,019	19,123
Total cost of services	176,107	172,547
Overhead and other expenses	214,385	212,605
Total costs and expenses	$587,775	$570,673

Non-Cash Investing and Financing Transactions

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net change in capital expenditure accrual	$(6,794)	$(3,547)

14. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2016 and December 31, 2015, we have self-insurance reserves of $77.1 million and $76.6 million, respectively.
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
S.E. Funeral Homes of California, Inc. v. The Roman Catholic Archbishop of Los Angeles, et al.; Case No. BC559142; in the Superior Court of the State of California for the County of Los Angeles. The plaintiff is a company indirectly owned by Stewart Enterprises, Inc. The plaintiff filed this action in September 2014 to prevent The Roman Catholic Archbishop of Los Angeles (the “Archdiocese”) from terminating six ground leases. In reliance on the leases having 40 year terms beginning at the earliest in 1997, the plaintiff had previously made material investments since 1997 in constructing and operating funeral homes, chapels, mausoleums, and other improvements on the leased premises. In addition, the plaintiff has created a material backlog of deferred preneed revenue that plaintiff expects to receive in the coming years. In September 2014, the Archdiocese delivered notices purporting to terminate the leases and alleging that the leases were breached because the plaintiff did not obtain the Archdiocese’s consent before Stewart Enterprises, Inc. entered into a reverse merger with an affiliate of SCI. The plaintiff disputes this contention and seeks, among other things, a declaratory judgment declaring that the Archdiocese’s purported termination notices are invalid, requiring specific performance of the leases, or, in the alternative, awarding plaintiff compensatory damages. The Archdiocese filed a counterclaim and a separate action for unlawful detainer in October 2014, and all claims and actions of the respective parties have been consolidated into one case for all purposes. In February 2016, the Court entered a ruling on the parties’ cross motions for summary adjudication based on the parties’ opposing interpretations of the relevant lease provisions and adopted the Archdiocese’s interpretation of its right to terminate the leases. Summary judgment motions on other claims are scheduled to be heard in late April and the Court has scheduled trial on the remaining claims and defenses in July 2016. As all the claims and defenses are part of one consolidated case, no determination can be made as to the ultimate outcome of the various claims and defenses of the parties at this time. However, the plaintiff intends to vigorously appeal the summary adjudication and to the extent any other Court decisions are made against the plaintiff, the plaintiff intends to vigorously appeal any such decisions. We cannot quantify the ultimate outcome in this lawsuit.

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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$47,445	$61,375
After tax interest on convertible debt	12	12
Net income — diluted	$47,457	$61,387
Weighted average shares (denominator):
Weighted average shares — basic	194,924	203,510
Stock options	2,985	4,121
Convertible debt	121	121
Weighted average shares — diluted	198,030	207,752
Net income per share:
Basic	$0.24	$0.30
Diluted	$0.24	$0.30
The computation of diluted EPS excludes outstanding stock options and convertible debt in certain periods in which the inclusion of such options and debt would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are 1.9 million shares and 1.1 million shares for the three months ended March 31, 2016 and 2015, respectively.

16. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Losses on divestitures and impairment charges, net, which consist of the following for the three months ended March 31,:

	2016	2015
	(In thousands)
Gains on divestitures, net	$1,426	$1,913
Impairment losses	(1,773)	(3,692)
	$(347)	$(1,779)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2016, we operated 1,522 funeral service locations and 468 cemeteries (including 262 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.

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
Our financial position is enhanced by our $9.6 billion backlog of future revenue from both trust and insurance-funded sales at March 31, 2016, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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

Financial Condition, Liquidity and Capital Resources

Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $184.8 million in the three months ended March 31, 2016. We have $639.2 million in excess borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2016, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2016 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.75
Interest coverage ratio	3.00 (Min)	4.80
We believe the sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks. The credit agreement consists of a $700.0 million Bank Credit Facility and a $700.0 million Term Loan. We used $550.0 million of the Term Loan due March 2021 and $30.0 million of the Bank Credit Facility due March 2021 to repay $270.0 million outstanding borrowings on the Bank Credit Facility due July 2018 and $310.0 million outstanding borrowings on the Term Loan due July 2018. In April 2016, we drew $170.0 million on our Bank Credit Facility due March 2021, and $150.0 million on our Term Loan due March 2021, to repay our $295.0 million 7.0% Senior Notes due June 2017 and associated transaction costs, which resulted in the recognition of $21.7 million loss on early extinguishment of debt.
We believe that our approximately $160.0 million of unencumbered cash on hand, future operating cash flows, and the available capacity under our bank credit agreement will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and expected minimum operating cash in transit, we believe approximately $160.0 million of our $213.5 million in cash on hand is unencumbered.
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
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.12 per common share in 2016. We target a payout ratio of 30% to 40% of recurring net income. We intend to grow our cash dividend commensurate with the growth in our free cash flow. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the three months ended March 31, 2016, we repurchased 2,285,230 shares of common stock at an aggregate cost of $54.6 million, which is an average cost per share of $23.91. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $226.3 million at March 31, 2016. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
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
Operating Activities
Net cash provided by operating activities was $184.8 million in the first three months of 2016, compared to $188.8 million in the first three months of 2015.
Included in operating cash flows are the following:

	Three Months Ended
	March 31
	2016	2015
	(In millions)
Excess tax benefits from share-based awards	$2.3	$5.5
Acquisition, integration, and system transition costs	$2.9	$3.5
Excluding the above items, cash flow from operations decreased $7.8 million for the first quarter of 2016 versus the same period in 2015. The 2016 decrease is primarily due to lower earnings, as discussed in Results of Operations, and higher cash tax payments, partially offset by higher preneed cemetery installment collections. The first quarter of 2016 had a $23.7 million decrease in cash receipts from atneed customers, a $5.4 million decrease in net trust fund withdrawals, and a $4.1 million increase in cash tax payments partially offset by a $20.4 million increase in cash receipts from preneed customers and a $5.0 million increase in general agency revenue and other receipts compared to the first quarter of 2015.
Investing Activities
Cash flows from investing activities used $26.5 million in the first three months of 2016 compared to using $52.2 million in the same period of 2015. This was primarily attributable to a decrease of $30.6 million in cash spent on acquisitions, a $6.3 million increase in cash receipts from divestitures and asset sales, and a $2.3 million increase in net withdrawals of restricted funds, partially offset by a $13.4 million increase in capital expenditures. The increase in capital expenditures primarily relates to the development of contemporary cemetery property, which enables our sales force to drive sustainable growth in our preneed cemetery property sales. Additionally, we invested in the construction of 2 new funeral homes during the first quarter of 2016.
Financing Activities
Financing activities used $84.9 million in the first three months of 2015 compared to using $93.0 million in the same period of 2015. This decrease was primarily driven by a decrease in purchases of Company common stock of $18.5 million, partially offset by, decreased proceeds from exercise of stock options of $6.3 million, a decrease of $3.3 million in excess tax benefits from share based awards, an increase in debt payments net of issuance proceeds of $6.3 million, and a $2.9 million increase in payments of dividends.
We repurchased 2.3 million shares in the first three months of 2016 for $54.6 million and 3.1 million shares in the same period of 2015 for $73.2 million. We paid cash dividends of $23.3 million in the first three months of 2016 and $20.5 million in the same period of 2015.
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

	March 31, 2016	December 31, 2015
	(In millions)
Preneed funeral	$117.3	$112.9
Preneed cemetery:
Merchandise and services	138.3	136.0
Pre-construction	6.1	4.8
Bonds supporting preneed obligations	261.7	253.7
Bonds supporting preneed business permits	4.5	4.4
Other bonds	19.0	17.8
Total surety bonds outstanding	$285.2	$275.9
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2016 and 2015, we had $5.1 million and $4.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$71.9	$65.1
Sales production (number of contracts)	23,275	21,135
Maturities	$57.8	$60.3
Maturities (number of contracts)	17,299	17,364
Cemetery:
Sales production:
Preneed	$183.4	$166.9
Atneed	79.0	72.8
Total sales production	$262.4	$239.7
Sales production deferred to backlog:
Preneed	$82.1	$76.0
Atneed	59.0	59.0
Total sales production deferred to backlog	$141.1	$135.0
Revenue recognized from backlog:
Preneed	$51.8	$44.7
Atneed	57.0	56.1
Total revenue recognized from backlog	$108.8	$100.8
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
The table below details the results of insurance-funded preneed production and maturities for the three months ended March 31, 2016 and 2015, and the number of contracts associated with those transactions.

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Preneed insurance-funded:
Sales production (1)	$139.3	$128.8
Sales production (number of contracts) (1)	23,065	21,646
General agency revenue	$36.2	$29.6
Maturities	$83.9	$91.1
Maturities (number of contracts)	14,424	15,969

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at March 31, 2016 and December 31, 2015. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at March 31, 2016 and December 31, 2015. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
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

	March 31, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenue	$0.56	$0.56	$0.56	$0.56
Deferred preneed funeral receipts held in trust	1.51	1.55	1.51	1.56
	$2.07	$2.11	$2.07	$2.12
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.16)	(0.16)
Backlog of trust-funded preneed funeral revenue	$1.96	$2.00	$1.91	$1.96
Backlog of insurance-funded preneed revenue(1)	5.18	5.18	5.10	5.10
Total backlog of preneed funeral revenue	$7.14	$7.18	$7.01	$7.06
Preneed funeral receivables, net and trust investments	$1.76	$1.80	$1.76	$1.81
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.15)	(0.15)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	$1.65	$1.69	$1.61	$1.66
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.18	5.18	5.10	5.10
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$6.83	$6.87	$6.71	$6.76

Deferred preneed cemetery revenue	$1.14	$1.14	$1.12	$1.12
Deferred preneed cemetery receipts held in trust	1.46	1.50	1.46	1.51
	$2.60	$2.64	$2.58	$2.63
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.46	$2.50	$2.47	$2.52
Preneed cemetery receivables, net and trust investments	$2.32	$2.36	$2.32	$2.37
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.18	$2.22	$2.20	$2.25
________________________

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2016, the difference between the backlog and asset fair value amounts represents $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.14 billion collected from customers that were not required to be deposited into trust, and $0.20 billion in allowable cash distributions from trust assets.
The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded contracts. We do not reflect the unfulfilled insurance-funded preneed amounts in our unaudited condensed Consolidated Balance Sheet because they are not assets or liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us after the time of need.

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
As of March 31, 2016, 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2016, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets is volatile. During the three months ended March 31, 2016, the Standard and Poor’s 500 Index decreased 1.4% and the Barclay’s Aggregate Index increased 3.0%, while the combined SCI trusts increased 1.0%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended March 31, 2016 and 2015
Management Summary
Key highlights in the first quarter of 2016 were as follows:

•
Diluted earnings per share was $0.24 in the first quarter of 2016 compared to $0.30 in the prior year quarter. The impact of lower funeral services performed due to a milder flu season in the current year quarter was partially offset by an increase in preneed cemetery property revenue.

Results of Operations
In the first quarter of 2016, we reported net income attributable to common stockholders of $47.4 million ($0.24 per diluted share) compared to net income attributable to common stockholders in the first quarter of 2015 of $61.4 million ($0.30 per diluted share). These results were affected by the following items:

	2016	2015
	(In thousands)
Net after-tax gains (losses) from the sale of assets	$101	$(1,043)
After-tax losses from the early extinguishment of debt	$(352)	$—
Net after-tax expenses related to system transition costs	$(2,465)	$(454)
After-tax expenses related to acquisition and integration costs	$(3,969)	$(1,773)
Change in certain tax reserves	$(1,159)	$(990)

Funeral Results

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$492.1	$507.7
Less: revenue associated with acquisitions/new construction	2.5	0.2
Less: revenue associated with divestitures	0.1	3.3
Comparable[1] funeral revenue	489.5	504.2
Less: Comparable recognized preneed revenue	28.8	23.1
Less: Comparable general agency and other revenue	34.9	29.0
Adjusted comparable funeral revenue	$425.8	$452.1
Comparable services performed	81,580	86,605
Comparable average revenue per service[2]	$5,219	$5,220

Consolidated funeral gross profit	$107.0	$126.9
Less: gross loss associated with acquisitions/new construction	(0.1)	—
Less: gross loss associated with divestitures	(0.4)	(1.0)
Comparable funeral gross profit	$107.5	$127.9

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending March 31, 2016.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenues are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenues from funeral operations were $492.1 million for the first quarter of 2016 compared to $507.7 million for the same period in 2015. This decrease is primarily attributable to a $14.7 million decrease in comparable revenue as described below and the loss of $3.2 million in revenue contributed by properties that have been subsequently divested partially offset by $2.3 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations were $489.5 million for the first quarter of 2016 compared to $504.2 million for the same period in 2015. This $14.7 million decrease was primarily due to a 5.8% decrease in comparable services performed. The first quarter of 2015 had a strong flu season while the first quarter of 2016 had a mild flu season. This decrease comprises a 6.5% decrease in atneed services and preneed services sold through our funeral homes offset by a 2.7% increase in preneed services sold through our non-funeral home channel. Our total comparable cremation rate increased to 52.1% in the first quarter of 2016 from 51.1% in 2015 as a result of an increase in both direct cremations and cremations with service. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings.
Average revenue per funeral services was essentially unchanged in the first quarter of 2016 compared to the first quarter of 2015. Organic growth at the customer level of 2.4% in average revenue for atneed services and preneed services sold through our funeral homes was largely offset by an unfavorable Canadian currency impact, the increase in our cremation mix, lower trust fund income, and a decrease in the average revenue for preneed services sold through our non-funeral home channel.
The decrease in funeral services performed was partially offset by a $5.9 million increase in general agency revenue from higher preneed insurance sales production and a $5.7 million increase in recognized preneed revenue due to increased sales production by our non-funeral home channel.
Funeral Gross Profit
Consolidated funeral gross profit decreased $19.9 million in the first quarter of 2016 compared to the same period in 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $20.4 million, or 15.9%. The decline in higher margin revenue from funeral services performed was partially offset by increased gross profit from recognized preneed revenue. While general agency revenue grew $5.9 million during the quarter, it was offset by similar increases in selling costs associated with our preneed selling efforts.
Cemetery Results

	Three Months Ended March 31,
	2016	2015
	(In millions)
Consolidated cemetery revenue	$257.2	$240.4
Less: revenue associated with acquisitions/new construction	1.7	—
Less: revenue associated with divestitures	0.2	0.2
Comparable[1] cemetery revenue	$255.3	$240.2

Consolidated cemetery gross profit	$54.5	$50.5
Less: gross profit associated with acquisitions/new construction	0.3	—
Less: gross loss associated with divestitures	—	(0.2)
Comparable cemetery gross profit	$54.2	$50.7

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending March 31, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $16.8 million, or 7.0%, in the first quarter of 2016 compared to the same period in 2015 primarily attributable to the increase in comparable revenue described below and $1.7 million in revenue contributed by acquired properties. Comparable cemetery revenue increased $15.1 million, or 6.3%, in the first quarter of 2016 compared to the same period in 2015 primarily as a result of a $10.7 million increase in preneed property revenue and an increase in cash distributions of capital gains received from perpetual care trusts in the first quarter of 2016 compared to the same period in the prior year.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $4.0 million, or 7.9%, in the first quarter of 2016 compared to the same period in 2015. This increase is primarily the result of a $3.5 million, or 6.9% increase in comparable gross profit. The increase in comparable cemetery gross profit is primarily the result of the higher revenue described above. The gross profit increase was partially offset by higher selling cost rates and higher property and merchandise unit costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $3.0 million to $37.5 million in the first quarter of 2016 compared to the same period in 2015. The current quarter includes $4.1 million in system transition costs primarily related to our 2016 implementation of a new general ledger system and $5.5 million related to the write off of debt costs associated with previous acquisitions. The prior year quarter includes $2.9 million of acquisition and integration costs and $0.8 million of system transition costs. Excluding these costs, general and administrative expenses decreased $2.9 million in the first quarter of 2016 compared to the same period in 2015 primarily from decreases in liabilities associated with long-term incentive compensation plans.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.5% and 37.4% for the three months ended March 31, 2016 and 2015, respectively. The higher effective tax rate for the three months ended March 31, 2016 is primarily due to state tax expense partially offset by lower rates on foreign earnings.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 198.0 million in the first quarter of 2016, compared to 207.8 million in the same period in 2015. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2015, except as described below within Recent Accounting Pronouncements and Accounting Changes.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2.

Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral and cemetery industry is competitive.

•	Increasing death benefits related to preneed contracts funded through life insurance contracts may not cover future increases in the cost of providing a price-guaranteed service.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenue may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice legal claims could have a material adverse impact on our financial results.

•
We use a combination of insurance, self-insurance and large deductibles in managing our exposure to certain inherent risks, as such, we could be exposed to unexpected costs that could negatively affect our financial performance.

•	A number of years elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

•	Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.

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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2015 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2016 are presented in Part I, Item 1. Financial Statements and Notes 3, 4, and 5 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2016 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 14 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2016, we issued 1,663 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors and one estate of a former director. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
January 1, 2016 - January 31, 2016(1)	977,396	$24.54	927,400	$256,047,974
February 1, 2016 - February 29, 2016	651,000	$22.96	651,000	$241,102,702
March 1, 2016 - March 31, 2016(1)	656,834	$23.95	618,200	$226,294,120
	2,285,230		2,196,600
(1) Includes 49,996 and 38,634 shares purchased in January and March 2016, respectively, in connection with the surrender of shares by employees to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.

Item 6. Exhibits

10.1	SCI 401(k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement.
10.2	SCI Union 401(k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Trust Agreement.
12.1	Ratio of earnings to fixed charges for the three months ended March 31, 2016 and 2015.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2016		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)