Form 10-Q
period 2016-06-30
SERVICE CORPORATION INTERNATIONAL
filed 2016-07-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 26, 2016 was 193,630,022 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue	$751,710	$754,354	$1,500,981	$1,502,471
Costs and expenses	(590,339)	(588,097)	(1,178,114)	(1,158,770)
Gross profit	161,371	166,257	322,867	343,701
General and administrative expenses	(36,260)	(33,095)	(73,768)	(67,645)
Losses on divestitures and impairment charges, net	(30,641)	(5,582)	(30,988)	(7,361)
Operating income	94,470	127,580	218,111	268,695
Interest expense	(39,398)	(42,982)	(82,480)	(85,921)
Loss on early extinguishment of debt	(21,898)	—	(22,479)	—
Other expense, net	(535)	(109)	(746)	(167)
Income before income taxes	32,639	84,489	112,406	182,607
Provision for income taxes	(16,746)	(31,007)	(49,059)	(67,660)
Net income from continuing operations	15,893	53,482	63,347	114,947
Net loss from discontinued operations, net of tax	—	(390)	—	(390)
Net income	15,893	53,092	63,347	114,557
Net income attributable to noncontrolling interests	(273)	(497)	(282)	(587)
Net income attributable to common stockholders	$15,620	$52,595	$63,065	$113,970
Basic earnings per share:
Net income attributable to common stockholders	$0.08	$0.26	$0.32	$0.56
Basic weighted average number of shares	193,806	202,466	194,366	202,966
Diluted earnings per share:
Net income attributable to common stockholders	$0.08	$0.25	$0.32	$0.55
Diluted weighted average number of shares	196,718	206,746	197,463	207,221
Dividends declared per share	$0.13	$0.10	$0.25	$0.20

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$15,893	$53,092	$63,347	$114,557
Other comprehensive income:
Foreign currency translation adjustments	418	7,874	23,134	(14,759)
Total comprehensive income	16,311	60,966	86,481	99,798
Total comprehensive income attributable to noncontrolling interests	(273)	(500)	(291)	(574)
Total comprehensive income attributable to common stockholders	$16,038	$60,466	$86,190	$99,224

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$171,788	$134,599
Receivables, net	78,791	90,462
Inventories	28,568	27,835
Other	53,455	47,155
Total current assets	332,602	300,051
Preneed funeral receivables, net and trust investments	1,788,065	1,760,297
Preneed cemetery receivables, net and trust investments	2,385,539	2,318,167
Cemetery property	1,757,740	1,753,015
Property and equipment, net	1,831,102	1,846,722
Assets held-for-sale	30,191	214
Goodwill	1,801,645	1,796,340
Deferred charges and other assets	585,180	582,164
Cemetery perpetual care trust investments	1,363,428	1,319,427
Total assets	$11,875,492	$11,676,397

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$410,141	$422,842
Current maturities of long-term debt	90,104	86,823
Income taxes payable	1,465	1,373
Total current liabilities	501,710	511,038
Long-term debt	3,113,179	3,037,605
Deferred preneed funeral revenue	562,889	557,897
Deferred preneed cemetery revenue	1,174,164	1,120,001
Deferred tax liability	467,364	470,584
Other liabilities	503,915	496,921
Deferred preneed receipts held in trust	3,020,407	2,973,386
Care trusts’ corpus	1,364,044	1,319,564
Commitments and contingencies (Note 14)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 202,067,016 and 200,859,676 shares issued, respectively, and 193,669,014 and 195,772,876 shares outstanding, respectively	193,669	195,773
Capital in excess of par value	1,046,061	1,092,106
Accumulated deficit	(106,119)	(109,351)
Accumulated other comprehensive income	29,289	6,164
Total common stockholders’ equity	1,162,900	1,184,692
Noncontrolling interests	4,920	4,709
Total equity	1,167,820	1,189,401
Total liabilities and equity	$11,875,492	$11,676,397
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$63,347	$114,557
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	390
Loss on early extinguishment of debt	22,479	—
Premiums paid on early extinguishment of debt	(20,500)	—
Depreciation and amortization	72,522	68,899
Amortization of intangible assets	15,392	15,983
Amortization of cemetery property	27,837	26,027
Amortization of loan costs	3,004	4,865
Provision for doubtful accounts	1,854	3,431
Benefit for deferred income taxes	(2,856)	(8,466)
Losses on divestitures and impairment charges, net	30,988	7,361
Share-based compensation	6,574	7,284
Excess tax benefits from share-based awards	(4,269)	(13,003)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	10,201	2,276
Increase in other assets	(1,572)	(761)
(Decrease) increase in payables and other liabilities	(1,169)	33,932
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	2,756	16,144
(Decrease) increase deferred preneed funeral revenue	(747)	14,247
Decrease in deferred preneed funeral receipts held in trust	(16,244)	(37,366)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(48,267)	(28,272)
Increase in deferred preneed cemetery revenue	51,663	62,482
Increase (decrease) in deferred preneed cemetery receipts held in trust	12,535	(7,506)
Other	—	3
Net cash provided by operating activities	225,528	282,507
Cash flows from investing activities:
Capital expenditures	(83,189)	(64,724)
Acquisitions	(52,844)	(36,726)
Proceeds from divestitures and sales of property and equipment	11,422	8,268
Net withdrawals of restricted funds	5,120	8,066
Net cash used in investing activities from continuing operations	(119,491)	(85,116)
Net cash provided by investing activities from discontinued operations	—	987
Net cash used in investing activities	(119,491)	(84,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	960,000	30,000
Debt issuance costs	(5,232)	—
Payments of debt	(18,835)	(30,121)
Early extinguishment of debt	(875,001)	—
Principal payments on capital leases	(16,907)	(15,257)
Proceeds from exercise of stock options	8,872	26,799
Excess tax benefits from share-based awards	4,269	13,003
Purchase of Company common stock	(81,477)	(151,795)
Payments of dividends	(48,506)	(40,398)
Purchase of noncontrolling interest	(42)	—
Bank overdrafts and other	(1,424)	(7,533)
Net cash used in financing activities	(74,283)	(175,302)
Effect of foreign currency on cash and cash equivalents	5,435	(1,315)
Net increase in cash and cash equivalents	37,189	21,761
Cash and cash equivalents at beginning of period	134,599	177,335
Cash and cash equivalents at end of period	$171,788	$199,096
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378
Comprehensive income	—	—	—	113,970	(14,746)	574	99,798
Dividends declared on common stock ($0.20 per share)	—	—	(40,398)	—	—	—	(40,398)
Employee share-based compensation earned	—	—	7,284	—	—	—	7,284
Stock option exercises	2,432	—	24,367	—	—	—	26,799
Restricted stock awards, net of forfeitures	254	—	(254)	—	—	—	—
Purchase of Company common stock	—	(5,864)	(33,849)	(112,082)	—	—	(151,795)
Tax benefits related to share-based awards	—	—	13,003	—	—	—	13,003
Other	62	—	1,664	—	—	(60)	1,666
Balance at June 30, 2015	$208,206	$(6,455)	$1,158,121	$(79,971)	$44,668	$9,166	$1,333,735

Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401
Comprehensive income	—	—	—	63,065	23,125	291	86,481
Dividends declared on common stock ($0.25 per share)	—	—	(48,506)	—	—	—	(48,506)
Employee share-based compensation earned	—	—	6,574	—	—	—	6,574
Stock option exercises	871	—	8,001	—	—	—	8,872
Restricted stock awards, net of forfeitures	242	(1)	(241)	—	—	—	—
Purchase of Company common stock	—	(3,311)	(18,333)	(59,833)	—	—	(81,477)
Tax benefits related to share-based awards	—	—	4,269	—	—	—	4,269
Other	95	—	2,191	—	—	(80)	2,206
Balance at June 30, 2016	$202,067	$(8,398)	$1,046,061	$(106,119)	$29,289	$4,920	$1,167,820

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
Reclassifications to Prior Period Financial Statements
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. For the first half of 2016, we recorded in General and administrative expenses an out-of-period expense of $5.5 million for previously improperly capitalized acquisition costs. Such amounts are immaterial to both current and prior period financial statements.
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
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in "Revenue Recognition" and most industry-specific guidance. This new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, and timing of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, the new standard requires the deferral of direct incremental selling costs to the period in which the underlying revenue is recognized. In August 2015, the FASB issued an amendment that defers implementation of "Revenue from Contracts with Customers" for all entities by one year. In 2016, the FASB issued additional amendments clarifying guidance on principal versus agent considerations, identifying performance obligations, and licensing, under the new standard. The new standard will be effective for us beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

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
In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for us on January 1, 2020, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
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

The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$33,509	$32,485	$61,217	$62,480
Withdrawals	$37,960	$41,745	$73,130	$87,189
Purchases of available-for-sale securities	$70,430	$76,404	$180,825	$180,635
Sales of available-for-sale securities	$71,057	$89,998	$175,474	$172,318
Realized gains from sales of available-for-sale securities	$6,246	$9,856	$13,070	$14,205
Realized losses from sales of available-for-sale securities	$(10,201)	$(3,838)	$(29,852)	$(8,572)

The components of Preneed funeral receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,130,955	$1,109,394
Cash and cash equivalents	124,644	134,642
Assets associated with business held for sale	(1,014)	(39)
Insurance-backed fixed income securities	272,686	271,116
Trust investments	1,527,271	1,515,113
Receivables from customers	308,098	290,689
Unearned finance charge	(12,082)	(11,235)
	1,823,287	1,794,567
Allowance for cancellation	(35,222)	(34,270)
Preneed funeral receivables, net and trust investments	$1,788,065	$1,760,297
The costs and values associated with trust investments measured at market at June 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities held by the trusts.

	June 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$77,474	$1,056	$(137)	$78,393
Canadian government	2	79,458	430	(571)	79,317
Corporate	2	13,989	261	(71)	14,179
Residential mortgage-backed	2	101	1	—	102
Asset-backed	2	58	—	(1)	57
Equity securities:
Preferred stock	2	1,956	106	(88)	1,974
Common stock:
United States	1	340,480	35,330	(20,429)	355,381
Canada	1	12,203	3,171	(578)	14,796
Other international	1	30,750	2,188	(2,891)	30,047
Mutual funds:
Equity	1	327,593	4,287	(37,934)	293,946
Fixed income	1	86,275	1,615	(5,168)	82,722
Other	3	4,319	1,092	(58)	5,353
Trust investments, at fair value		974,656	49,537	(67,926)	956,267
Fixed income commingled funds		134,048	5,345	—	139,393
Private equity		37,240	3,707	(5,652)	35,295
Trust investments, at net asset value		171,288	9,052	(5,652)	174,688
Trust investments, at market		$1,145,944	$58,589	$(73,578)	$1,130,955

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,417	$107	$(1,331)	$81,193
Canadian government	2	72,488	532	(655)	72,365
Corporate	2	19,036	235	(284)	18,987
Residential mortgage-backed	2	1,297	29	(22)	1,304
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,949	41	(158)	1,832
Common stock:
United States	1	344,116	30,885	(19,149)	355,852
Canada	1	11,930	2,652	(1,077)	13,505
Other international	1	32,156	2,636	(3,907)	30,885
Mutual funds:
Equity	1	323,884	1,263	(43,975)	281,172
Fixed income	1	155,717	154	(13,092)	142,779
Other	3	3,703	1,069	—	4,772
Trust investments, at fair value		1,048,698	39,603	(83,650)	1,004,651
Fixed income commingled funds		69,148	—	(442)	68,706
Private equity		38,724	3,780	(6,467)	36,037
Trust investments, at net asset value		107,872	3,780	(6,909)	104,743
Trust investments, at market		$1,156,570	$43,383	$(90,559)	$1,109,394
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of June 30, 2016, our unfunded commitment for our private equity investments was $38.6 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(In thousands)
Fair value, beginning balance	$4,811	$4,817	$4,772	$4,891
Net unrealized gains included in Accumulated other comprehensive income(1)	535	241	574	167
Purchases	25	23	25	23
Sales	(18)	—	(18)	—
Fair value, ending balance	$5,353	$5,081	$5,353	$5,081
______________________________________________

(1)
All unrealized gains recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at June 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$108,861
Due in one to five years	23,232
Due in five to ten years	33,082
Thereafter	6,873
$172,048

Earnings from all our merchandise and service trust investments are recognized in revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.1 million and $14.0 million for the three months ended June 30, 2016 and 2015, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $24.1 million and $28.4 million for the six months ended June 30, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed funeral receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the three months ended June 30, 2016 and 2015, we recorded a $2.1 million and $1.0 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2016 and 2015, we recorded a $3.2 million and a $1.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values, and the duration of unrealized losses as of June 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	June 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$1,879	$(55)	$7,077	$(82)	$8,956	$(137)
Canadian government	3,141	(99)	13,203	(472)	16,344	(571)
Corporate	2,291	(23)	2,412	(48)	4,703	(71)
Asset-backed	52	—	5	(1)	57	(1)
Equity securities:
Preferred stock	—	—	171	(88)	171	(88)
Common stock:
United States	104,059	(17,424)	18,077	(3,005)	122,136	(20,429)
Canada	1,526	(199)	1,419	(379)	2,945	(578)
Other international	8,579	(1,175)	7,176	(1,716)	15,755	(2,891)
Mutual funds:
Equity	162,848	(19,583)	81,872	(18,351)	244,720	(37,934)
Fixed income	8,714	(726)	24,381	(4,442)	33,095	(5,168)
Other	1,364	(58)	—	—	1,364	(58)
Trust investments, at fair value	294,453	(39,342)	155,793	(28,584)	450,246	(67,926)
Private equity	761	(598)	17,001	(5,054)	17,762	(5,652)
Trust investments, at net asset value	761	(598)	17,001	(5,054)	17,762	(5,652)
Total temporarily impaired securities	$295,214	$(39,940)	$172,794	$(33,638)	$468,008	$(73,578)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$37,008	$(1,273)	$4,687	$(58)	$41,695	$(1,331)
Canadian government	2,336	(17)	11,535	(638)	13,871	(655)
Corporate	4,644	(156)	4,025	(128)	8,669	(284)
Residential mortgage-backed	377	(6)	133	(16)	510	(22)
Equity securities:
Preferred stock	448	(60)	42	(98)	490	(158)
Common stock:
United States	128,725	(16,448)	14,531	(2,701)	143,256	(19,149)
Canada	1,956	(355)	1,097	(722)	3,053	(1,077)
Other international	9,458	(1,638)	6,151	(2,269)	15,609	(3,907)
Mutual funds:
Equity	185,726	(23,385)	79,855	(20,590)	265,581	(43,975)
Fixed income	108,984	(5,052)	27,048	(8,040)	136,032	(13,092)
Trust investments, at fair value	479,662	(48,390)	149,104	(35,260)	628,766	(83,650)
Fixed income commingled funds	68,578	(442)	—	—	68,578	(442)
Private equity	—	—	18,713	(6,467)	18,713	(6,467)
Trust investments, at net asset value	68,578	(442)	18,713	(6,467)	87,291	(6,909)
Total temporarily impaired securities	$548,240	$(48,832)	$167,817	$(41,727)	$716,057	$(90,559)

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
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$42,267	$41,093	$79,265	$76,254
Withdrawals	$33,952	$51,444	$66,363	$82,670
Purchases of available-for-sale securities	$238,980	$117,257	$371,009	$224,194
Sales of available-for-sale securities	$222,128	$139,681	$348,079	$238,943
Realized gains from sales of available-for-sale securities	$11,673	$16,406	$17,919	$23,541
Realized losses from sales of available-for-sale securities	$(18,596)	$(6,398)	$(41,449)	$(13,427)
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,372,530	$1,343,916
Cash and cash equivalents	121,291	118,583
Trust investments	1,493,821	1,462,499
Receivables from customers	999,442	958,503
Unearned finance charges	(34,347)	(31,332)
	2,458,916	2,389,670
Allowance for cancellation	(73,377)	(71,503)
Preneed cemetery receivables, net and trust investments	$2,385,539	$2,318,167
The costs and values associated with the trust investments measured at market at June 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the market value of the underlying securities held by the trusts.

	June 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$66,289	$2,106	$—	$68,395
Canadian government	2	32,674	292	(49)	32,917
Corporate	2	3,359	21	(57)	3,323
Asset-backed	2	170	24	—	194
Equity securities:
Common stock:
United States	1	535,084	53,161	(35,147)	553,098
Canada	1	8,014	4,675	(133)	12,556
Other international	1	48,225	3,537	(4,614)	47,148
Mutual funds:
Equity	1	355,599	4,172	(40,497)	319,274
Fixed income	1	83,983	977	(7,654)	77,306
Other	3	1,479	—	(160)	1,319
Trust investments, at fair value		1,134,876	68,965	(88,311)	1,115,530
Fixed income commingled funds		213,950	7,769	—	221,719
Private equity		33,345	5,700	(3,764)	35,281
Trust investments, at net asset value		247,295	13,469	(3,764)	257,000
Trust investments, at market		$1,382,171	$82,434	$(92,075)	$1,372,530

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,746	$25	$(1,437)	$68,334
Canadian government	2	24,648	183	(169)	24,662
Corporate	2	5,112	26	(118)	5,020
Residential mortgage-backed	2	129	3	(3)	129
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	532,026	44,181	(32,037)	544,170
Canada	1	8,984	3,858	(891)	11,951
Other international	1	50,053	4,207	(5,799)	48,461
Mutual funds:
Equity	1	356,798	1,620	(49,642)	308,776
Fixed income	1	203,983	92	(18,526)	185,549
Other	3	1,381	122	—	1,503
Trust investments, at fair value		1,253,030	54,332	(108,622)	1,198,740
Fixed income commingled funds		108,883	—	(570)	108,313
Private equity		35,411	5,954	(4,502)	36,863
Trust investments, at net asset value		144,294	5,954	(5,072)	145,176
Trust investments, at market		$1,397,324	$60,286	$(113,694)	$1,343,916
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of June 30, 2016, our unfunded commitment for our private equity investments was $39.3 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(In thousands)
Fair value, beginning balance	$1,297	$199	$1,503	$203
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	22	3	(184)	(1)
Purchases	—	1,374	—	1,374
Fair value, ending balance	$1,319	$1,576	$1,319	$1,576

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

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at June 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$31,139
Due in one to five years	27,669
Due in five to ten years	35,521
Thereafter	10,500
$104,829
Earnings from all our merchandise and service trust investments are recognized in current revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $10.6 million and $12.1 million for the three months ended June 30, 2016 and 2015, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $20.3 million and $24.2 million for the six months ended June 30, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Preneed cemetery receivables, net and trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust. For the three months ended June 30, 2016 and 2015, we recorded a $2.6 million and $1.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2016 and 2015, we recorded a $4.7 million and a $2.1 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values and the duration of unrealized losses as of June 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	June 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$5	$—	$1,256	$(49)	$1,261	$(49)
Corporate	1,636	(35)	811	(22)	2,447	(57)
Equity securities:
Common stock:
United States	171,032	(27,655)	29,015	(7,492)	200,047	(35,147)
Canada	—	—	757	(133)	757	(133)
Other international	15,699	(2,131)	9,438	(2,483)	25,137	(4,614)
Mutual funds:
Equity	193,204	(23,202)	84,672	(17,295)	277,876	(40,497)
Fixed income	2,117	(173)	44,481	(7,481)	46,598	(7,654)
Other	1,319	(160)	—	—	1,319	(160)
Trust investments, at fair value	385,012	(53,356)	170,430	(34,955)	555,442	(88,311)
Private equity	—	—	8,882	(3,764)	8,882	(3,764)
Trust investments, at net asset value	—	—	8,882	(3,764)	8,882	(3,764)
Total temporarily impaired securities	$385,012	$(53,356)	$179,312	$(38,719)	$564,324	$(92,075)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,533	$(1,435)	$21	$(2)	$52,554	$(1,437)
Canadian government	16,039	(105)	841	(64)	16,880	(169)
Corporate	1,754	(22)	2,347	(96)	4,101	(118)
Residential mortgage-backed	42	(1)	18	(2)	60	(3)
Equity securities:
Common stock:
United States	198,843	(26,038)	21,355	(5,999)	220,198	(32,037)
Canada	470	(6)	1,430	(885)	1,900	(891)
Other international	15,567	(2,507)	9,412	(3,292)	24,979	(5,799)
Mutual funds:
Equity	207,349	(25,991)	86,720	(23,651)	294,069	(49,642)
Fixed income	139,749	(6,322)	44,550	(12,204)	184,299	(18,526)
Trust investments, at fair value	632,346	(62,427)	166,694	(46,195)	799,040	(108,622)
Fixed income commingled funds	108,347	(570)	—	—	108,347	(570)
Private equity	—	—	9,526	(4,502)	9,526	(4,502)
Trust investments, at net asset value	108,347	(570)	9,526	(4,502)	117,873	(5,072)
Total temporarily impaired securities	$740,693	$(62,997)	$176,220	$(50,697)	$916,913	$(113,694)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$11,376	$10,200	$21,189	$19,453
Withdrawals	$14,256	$11,518	$30,550	$24,676
Purchases of available-for-sale securities	$40,379	$43,454	$89,637	$145,114
Sales of available-for-sale securities	$43,306	$52,371	$77,517	$106,136
Realized gains from sales of available-for-sale securities	$2,300	$1,753	$3,794	$2,151
Realized losses from sales of available-for-sale securities	$(3,725)	$(4,192)	$(5,341)	$(4,322)
The components of Cemetery perpetual care trust investments in our unaudited condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,284,338	$1,232,592
Cash and cash equivalents	79,090	86,835
Cemetery perpetual care trust investments	$1,363,428	$1,319,427
The cost and values associated with trust investments, at market at June 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities or cash held by the trusts.

	June 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$2,973	$—	$(56)	$2,917
Canadian government	2	36,908	401	(86)	37,223
Corporate	2	7,750	131	(149)	7,732
Residential mortgage-backed	2	381	1	—	382
Asset-backed	2	631	6	(38)	599
Equity securities:
Preferred stock	2	1,997	71	(75)	1,993
Common stock:
United States	1	232,703	19,250	(11,091)	240,862
Canada	1	4,877	2,613	(147)	7,343
Other international	1	13,846	274	(1,387)	12,733
Mutual funds:
Equity	1	19,830	3,981	(1,539)	22,272
Fixed income	1	892,586	7,272	(38,211)	861,647
Other	3	627	1,254	—	1,881
Trust investments, at fair value		1,215,109	35,254	(52,779)	1,197,584
Private equity		91,068	3,108	(7,422)	86,754
Trust investments, at net asset value		91,068	3,108	(7,422)	86,754
Trust investments, at market		$1,306,177	$38,362	$(60,201)	$1,284,338

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,636	$20	$(81)	$3,575
Canadian government	2	32,477	321	(266)	32,532
Corporate	2	12,694	149	(284)	12,559
Residential mortgage-backed	2	934	13	(9)	938
Asset-backed	2	660	5	(31)	634
Equity securities:
Preferred stock	2	5,850	55	(159)	5,746
Common stock:
United States	1	231,012	15,224	(10,898)	235,338
Canada	1	5,648	2,112	(606)	7,154
Other international	1	14,820	160	(2,390)	12,590
Mutual funds:
Equity	1	21,783	3,138	(1,850)	23,071
Fixed income	1	890,013	530	(63,913)	826,630
Other	3	645	1,257	—	1,902
Trust investments, at fair value		1,220,172	22,984	(80,487)	1,162,669
Private equity		75,613	2,406	(8,096)	69,923
Trust investments, at net asset value		75,613	2,406	(8,096)	69,923
Trust investments, at market		$1,295,785	$25,390	$(88,583)	$1,232,592
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
Private equity investments are measured at net asset value. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of June 30, 2016, our unfunded commitment for our private equity investments was $39.2 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(In thousands)
Fair market value, beginning balance	$1,883	$1,560	$1,902	$1,556
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(2)	1	(21)	5
Fair market value, ending balance	$1,881	$1,561	$1,881	$1,561

_________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2016 to 2040. Maturities of fixed income securities at June 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$28,426
Due in one to five years	20,109
Due in five to ten years	108
Thereafter	210
$48,853
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. Recognized trust fund income related to these trust investments was $17.6 million and $19.6 million for the three months ended June 30, 2016 and 2015, respectively. Recognized trust fund income related to these trust investments was $36.1 million and $33.0 million for the six months ended June 30, 2016 and 2015, respectively.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other expense, net and a decrease to Cemetery perpetual care trust investments. These investment losses, if any, are offset by the corresponding reclassification in Other expense, net, which reduces Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus. For three months ended 2015, we recorded a $1.0 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. For the six months ended June 30, 2016 and 2015, we recorded a $0.1 million and a $1.5 million impairment charge, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated values and the duration of unrealized losses as of June 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	June 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$—	$—	$2,917	$(56)	$2,917	$(56)
Canadian government	14	—	2,039	(86)	2,053	(86)
Corporate	2,961	(72)	2,031	(77)	4,992	(149)
Asset-backed	11	(9)	453	(29)	464	(38)
Equity securities:
Preferred stock	105	(3)	422	(72)	527	(75)
Common stock:
United States	77,766	(7,212)	17,978	(3,879)	95,744	(11,091)
Canada	24	(2)	673	(145)	697	(147)
Other international	787	(61)	5,885	(1,326)	6,672	(1,387)
Mutual funds:
Equity	4,757	(380)	1,553	(1,159)	6,310	(1,539)
Fixed income	30,203	(1,619)	545,997	(36,592)	576,200	(38,211)
Trust investments, at fair value	116,628	(9,358)	579,948	(43,421)	696,576	(52,779)
Private equity	669	(203)	25,103	(7,219)	25,772	(7,422)
Trust investments, at net asset value	669	(203)	25,103	(7,219)	25,772	(7,422)
Total temporarily impaired securities	$117,297	$(9,561)	$605,051	$(50,640)	$722,348	$(60,201)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,275	$(80)	$35	$(1)	$3,310	$(81)
Canadian government	18,499	(164)	1,371	(102)	19,870	(266)
Corporate	5,163	(134)	4,147	(150)	9,310	(284)
Residential mortgage-backed	303	(3)	117	(6)	420	(9)
Asset-backed	145	(12)	360	(19)	505	(31)
Equity securities:
Preferred stock	4,029	(159)	—	—	4,029	(159)
Common stock:
United States	81,624	(7,793)	14,900	(3,105)	96,524	(10,898)
Canada	702	(31)	1,026	(575)	1,728	(606)
Other international	8,734	(940)	2,347	(1,450)	11,081	(2,390)
Mutual funds:
Equity	4,580	(606)	1,258	(1,244)	5,838	(1,850)
Fixed income	519,981	(18,205)	294,309	(45,708)	814,290	(63,913)
Trust investments, at fair value	647,035	(28,127)	319,870	(52,360)	966,905	(80,487)
Private equity	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Trust investments, at net asset value	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Total temporarily impaired securities	$657,627	$(28,188)	$344,426	$(60,395)	$1,002,053	$(88,583)

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
The components of Deferred preneed receipts held in trust in our unaudited condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 are detailed below.

	June 30, 2016			December 31, 2015
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,527,271	$1,493,821	$3,021,092	$1,515,113	$1,462,499	$2,977,612
Accrued trust operating payables and other	(384)	(301)	(685)	(1,381)	(2,845)	(4,226)
Deferred preneed receipts held in trust	$1,526,887	$1,493,520	$3,020,407	$1,513,732	$1,459,654	$2,973,386
Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses.

The components of Care trusts’ corpus in our unaudited condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 are detailed below.

	June 30, 2016	December 31, 2015
	(In thousands)
Cemetery perpetual care trust investments	$1,363,428	$1,319,427
Accrued trust operating payables and other	616	137
Care trusts’ corpus	$1,364,044	$1,319,564
Other Expense, Net
The components of Other expense, net in our unaudited condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended June 30, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$6,246	$11,673	$2,300	$—	$20,219
Realized losses	(10,201)	(18,596)	(3,725)	—	(32,522)
Impairment charges	(2,082)	(2,632)	—	—	(4,714)
Interest, dividend, and other ordinary income	5,955	1,355	14,065	—	21,375
Trust expenses and income taxes	(3,752)	(1,367)	(8,147)	—	(13,266)
Net trust investment (loss) income	(3,834)	(9,567)	4,493	—	(8,908)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	3,834	9,567	(4,493)	—	8,908
Other expense, net	—	—	—	(535)	(535)
Total other expense, net	$—	$—	$—	$(535)	$(535)

	Six Months Ended June 30, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$13,070	$17,919	$3,794	$—	$34,783
Realized losses	(29,852)	(41,449)	(5,341)	—	(76,642)
Impairment charges	(3,200)	(4,681)	(115)	—	(7,996)
Interest, dividend, and other ordinary income	8,728	3,715	27,055	—	39,498
Trust expenses and income taxes	(8,194)	(6,220)	(13,904)	—	(28,318)
Net trust investment (loss) income	(19,448)	(30,716)	11,489	—	(38,675)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	19,448	30,716	(11,489)	—	38,675
Other expense, net	—	—	—	(746)	(746)
Total other expense, net	$—	$—	$—	$(746)	$(746)

	Three Months Ended June 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,856	$16,406	$1,753	$—	$28,015
Realized losses	(3,838)	(6,398)	(4,192)	—	(14,428)
Impairment charges	(1,023)	(1,531)	(996)	—	(3,550)
Interest, dividend, and other ordinary income	8,820	8,262	15,789	—	32,871
Trust expenses and income taxes	(4,010)	(6,592)	(16,570)	—	(27,172)
Net trust investment (loss) income	9,805	10,147	(4,216)	—	15,736
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(9,805)	(10,147)	4,216	—	(15,736)
Other expense, net	—	—	—	(109)	(109)
Total other expense, net	$—	$—	$—	$(109)	$(109)

	Six Months Ended June 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$14,205	$23,541	$2,151	$—	$39,897
Realized losses	(8,572)	(13,427)	(4,322)	—	(26,321)
Impairment charges	(1,495)	(2,050)	(1,507)	—	(5,052)
Interest, dividend, and other ordinary income	12,882	11,778	26,334	—	50,994
Trust expenses and income taxes	(9,837)	(15,107)	(22,843)	—	(47,787)
Net trust investment (loss) income	7,183	4,735	(187)	—	11,731
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(7,183)	(4,735)	187	—	(11,731)
Other expense, net	—	—	—	(167)	(167)
Total other expense, net	$—	$—	$—	$(167)	$(167)

7. Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 51.3% and 36.7% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 43.6% and 37.1% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the three and six months ended June 30, 2016 is above the 35% federal statutory tax rate primarily due to state tax expense and impairment charges related to the planned divestiture of certain funeral homes in Los Angeles, California, as well as the changes in uncertain tax liability, partially offset by lower rates on foreign earnings.
Unrecognized Tax Benefits
As of June 30, 2016, the total amount of our unrecognized tax benefits was $179.8 million and the total amount of our accrued interest was $54.3 million. Additional interest expense of $2.6 million was accrued during the six months ended June 30, 2016.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate, SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. The completion of the audit for the amended returns for the tax years 2006 through 2007 is also pending IRS Appeals finalization of the tax years 1999-2005. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2014. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

8. Debt
Debt as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Term Loan due March 2021	691,250	—
Bank Credit Facility due March 2021	250,000	—
Obligations under capital leases	210,037	204,246
Mortgage notes and other debt, maturities through 2050	3,952	4,037
Unamortized premiums, net	8,730	8,636
Unamortized debt issuance costs	(35,686)	(42,491)
Total debt	3,203,283	3,124,428
Less: Current maturities of long-term debt	(90,104)	(86,823)
Total long-term debt	$3,113,179	$3,037,605
Current maturities of debt at June 30, 2016 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year. Our consolidated debt had a weighted average interest rate of 4.6% and 5.2% at June 30, 2016 and December 31, 2015, respectively. Approximately 65% and 76% of our total debt had a fixed interest rate at June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016 and 2015, we paid $80.2 million and $81.1 million in cash interest, respectively.
Bank Credit Agreement
In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks.
As of June 30, 2016, we have $250.0 million of outstanding borrowings under our Bank Credit Facility due March 2021; $691.3 million of outstanding borrowings under our Term Loan due March 2021; and have issued $33.3 million of letters of credit. The bank credit agreement due March 2021 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.30% at June 30, 2016. As of June 30, 2016, we have $416.7 million in borrowing capacity under the Bank Credit Facility.
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
Debt Issuances and Additions

In June 2016, we drew $50.0 million on our Bank Credit Facility due March 2021 to fund acquisition activity and make required payments on our Term Loan due March 2021.
In April 2016, we drew $170.0 million on our Bank Credit Facility due March 2021, and $150.0 million on our Term Loan due March 2021, to repay our $295.0 million 7.0% Senior Notes due June 2017 and associated transaction costs.
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
During the six months ended June 30, 2015, we drew $30.0 million on our Bank Credit Facility due July 2018, which was used to make required payments on our Term Loan due July 2018.
Debt Extinguishments and Reductions
During the six months ended June 30, 2016, we made debt payments of $893.8 million for scheduled and early extinguishment payments including:

•	$310.0 million in aggregate principal of our Term Loan due July 2018;

•	$295.0 million in aggregate principal of our 7.0% Senior Notes due 2017;

•	$280.0 million in aggregate principal of our Bank Credit Facility due July 2018; and

•	$8.8 million in aggregate principal of our Term Loan due March 2021.
Certain of the above transactions resulted in a loss of $22.5 million recorded in Loss on early extinguishment of debt in our unaudited condensed Consolidated Statement of Operations.
During the six months ended June 30, 2015, we made a scheduled debt payment of $30.1 million on our Term Loan due July 2018.
Capital Leases
During the six months ended June 30, 2016 and 2015, we acquired $23.4 million and $22.5 million, respectively, of capital leases, primarily related to transportation equipment. We made aggregate principal payments of $16.9 million and $15.3 million on our capital lease obligations for the six months ended June 30, 2016 and 2015, respectively.

9. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair value of receivables on preneed contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms.

The fair value of our debt instruments at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$314,618
7.625% Senior Notes due October 2018	278,750	279,375
4.5% Senior Notes due November 2020	203,500	201,500
8.0% Senior Notes due November 2021	176,718	176,438
5.375% Senior Notes due January 2022	438,983	445,188
5.375% Senior Notes due May 2024	896,214	884,094
7.5% Senior Notes due April 2027	231,000	216,500
Term Loan due March 2021	691,250	—
Bank Credit Facility due March 2021	250,000	—
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Mortgage notes and other debt, maturities through 2050	3,953	4,047
Total fair value of debt instruments	$3,170,368	$3,101,760
The fair value of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments have been estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

10. Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options, restricted stock, or other stock based awards granted to officers and key employees. In May 2016, our shareholders approved the 2016 Equity Incentive Plan that reserves 13,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock based awards to officers and key employees.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the six months ended June 30, 2016:

Dividend yield	2.0%
Expected volatility	19.7%
Risk-free interest rate	1.0%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the six months ended June 30, 2016:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	11,047,920	$13.98
Granted	1,863,700	$22.28
Exercised	(871,422)	$10.18
Canceled	(19,798)	$20.98
Outstanding at June 30, 2016	12,020,400	$15.53
Exercisable at June 30, 2016	8,153,847	$12.67

As of June 30, 2016, the unrecognized compensation expense related to stock options of $14.8 million is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Awards
Restricted stock awards activity for the six months ended June 30, 2016 was as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock awards at December 31, 2015	573,739	$19.32
Granted	241,510	$22.28
Vested	(313,247)	$18.14
Forfeited	(1,258)	$20.85
Nonvested restricted stock awards at June 30, 2016	500,744	$21.48
As of June 30, 2016, the unrecognized compensation expense related to restricted stock awards of $8.6 million is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
Restricted stock units (RSU) activity for the six months ended June 30, 2016 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units at December 31, 2015	—	$—
Granted	130,660	$25.72
Forfeited	(3,900)	$25.72
Nonvested restricted stock units at June 30, 2016	126,760	$25.72
As of June 30, 2016, the unrecognized compensation expense related to restricted stock units of $3.2 million is expected to be recognized over a weighted average period of 2.6 years.

11. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	23,125	—	23,125
Decrease in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	70,208	70,208
Reclassification of net unrealized loss activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(70,208)	(70,208)
Balance at June 30, 2016	$29,289	$—	$29,289

Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(14,746)	—	(14,746)
Increase in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	29,761	29,761
Reclassification of net unrealized loss activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(29,761)	(29,761)
Balance at June 30, 2015	$44,668	$—	$44,668

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Cash Dividends
On May 11, 2016, our Board of Directors approved a cash dividend of $0.13 per common share. This dividend, totaling $25.2 million, was paid on June 30, 2016.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2016, we repurchased 3,309,944 shares of common stock at an aggregate cost of $81.5 million, which is an average cost per share of $24.62. After these repurchases the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $199.5 million at June 30, 2016.
Subsequent to June 30, 2016, we repurchased 267,158 shares of common stock at an aggregate cost of $7.5 million, which is an average cost per share of $28.06. After these third quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $192.0 million.

12. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2016	$467,092	$284,618	$751,710
2015	$471,520	$282,834	$754,354
Gross profit:
2016	$87,999	$73,372	$161,371
2015	$94,260	$71,997	$166,257
Six months ended June 30,
Revenue from external customers:
2016	$959,201	$541,780	$1,500,981
2015	$979,207	$523,264	$1,502,471
Gross profit:
2016	$194,980	$127,887	$322,867
2015	$221,197	$122,504	$343,701

The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Gross profit from reportable segments	$161,371	$166,257	$322,867	$343,701
General and administrative expenses	(36,260)	(33,095)	(73,768)	(67,645)
Losses on divestitures and impairment charges, net	(30,641)	(5,582)	(30,988)	(7,361)
Operating income	94,470	127,580	218,111	268,695
Interest expense	(39,398)	(42,982)	(82,480)	(85,921)
Loss on early extinguishment of debt	(21,898)	—	(22,479)	—
Other expense, net	(535)	(109)	(746)	(167)
Income before income taxes	$32,639	$84,489	$112,406	$182,607
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended June 30,
Revenue from external customers:
2016	$707,750	$43,960	$751,710
2015	$705,074	$49,280	$754,354
Six months ended June 30,
Revenue from external customers:
2016	$1,416,688	$84,293	$1,500,981
2015	$1,405,526	$96,945	$1,502,471

13. Supplementary Information
Revenue and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Property and merchandise revenue:
Funeral	$152,395	$151,926	$313,926	$314,127
Cemetery	221,596	220,290	415,460	395,111
Total property and merchandise revenue	373,991	372,216	729,386	709,238
Services revenue:
Funeral	277,416	283,810	574,403	600,677
Cemetery	55,016	54,340	110,650	112,309
Total services revenue	332,432	338,150	685,053	712,986
Other revenue	45,287	43,988	86,542	80,247
Total revenue	$751,710	$754,354	$1,500,981	$1,502,471
Property and merchandise costs and expenses:
Funeral	$72,065	$72,637	$147,862	$148,622
Cemetery	128,614	128,304	247,816	235,263
Total cost of property and merchandise	200,679	200,941	395,678	383,885
Services costs and expenses:
Funeral	160,090	159,397	319,508	315,498
Cemetery	18,238	17,792	37,210	36,815
Total cost of services	178,328	177,189	356,718	352,313
Overhead and other expenses	211,332	209,967	425,718	422,572
Total costs and expenses	$590,339	$588,097	$1,178,114	$1,158,770

Non-Cash Investing and Financing Transactions

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Net change in capital expenditure accrual	$(5,301)	$1,513

14. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage all of which one structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2016 and December 31, 2015, we have self-insurance reserves of $76.9 million and $76.6 million, respectively.
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
On July 27, 2016, the parties executed an agreement to settle the consolidated case. Under the settlement agreement, the Company has agreed to sell to the Archdiocese substantially all of the assets used in the operations of the six mortuaries located on cemeteries of the Archdiocese and to terminate its rights under the related ground leases. In exchange, the Archdiocese will pay the Company $24.0 million when the Company closes on the sale of the assets, as well as make three additional annual payments, based on a formula related to gross revenue of the mortuary operations going forward of between $800,000 to $1,000,000 per payment. The closing of the sale is expected to take place on November 30, 2016. As a result of the settlement, the consolidated case pending between the parties will be dismissed.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$15,620	$52,595	$63,065	$113,970
After tax interest on convertible debt	10	12	22	25
Net income — diluted	$15,630	$52,607	$63,087	$113,995
Weighted average shares (denominator):
Weighted average shares — basic	193,806	202,466	194,366	202,966
Stock options	2,788	4,159	2,975	4,134
Restricted stock units	3	—	1	—
Convertible debt	121	121	121	121
Weighted average shares — diluted	196,718	206,746	197,463	207,221
Net income per share:
Basic	$0.08	$0.26	$0.32	$0.56
Diluted	$0.08	$0.25	$0.32	$0.55
Earnings per share from discontinued operations were less than $0.005 for all periods; therefore, net income from continuing operations attributable to common stockholders per share is the same as net income per share in the table above.
The computation of diluted EPS excludes outstanding stock options and restricted stock units in certain periods in which the inclusion of such options and restricted share units would be anti-dilutive in the periods presented. Total options and restricted share units not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Antidilutive options	1,799	1	2,338	1,034
Antidilutive restricted stock units	—	—	24	—
Total common stock equivalents excluded from computation	1,799	1	2,362	1,034

16. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Losses on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Gains (losses) on divestitures, net	$685	$(4,940)	$2,111	$(3,027)
Impairment losses	(31,326)	(642)	(33,099)	(4,334)
	$(30,641)	$(5,582)	$(30,988)	$(7,361)
We classified certain funeral homes as held-for-sale in connection with the settlement of litigation with the Archdiocese of Los Angeles and recognized a $31.2 million non-cash impairment charge related to this planned divestiture. The carrying value of assets held-for-sale at June 30, 2016 is as follows:

(In thousands)
Preneed funeral receivables, net and trust investments	966
Property and equipment, net	23,212
Goodwill	25,355
Deferred charges and other assets	12,495
Assets held-for-sale	$62,028
Less: impairment on assets held-for-sale	(31,837)
Assets held-for-sale, net	$30,191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2016, we operated 1,525 funeral service locations and 469 cemeteries (including 262 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.

We are well known for our Dignity Memorial® brand, North America's first transcontinental brand of deathcare products and services. Our other brands are Dignity Planning™, National Cremation Society®, Advantage® Funeral and Cremation Services, Funeraria del Angel™, Making Everlasting Memories®, Neptune Society™, and Trident Society™. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and related businesses, which enables us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $9.6 billion backlog of future revenue from both trust and insurance-funded sales at June 30, 2016, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities, we have developed memorialization merchandise and services that specifically appeal to cremation customers. We believe that these additional merchandise and services will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.

Financial Condition, Liquidity and Capital Resources

Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $225.5 million in the six months ended June 30, 2016. We have $416.7 million in excess borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2016, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2016 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.86
Interest coverage ratio	3.00 (Min)	4.81
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
We believe that our approximately $115.0 million of unencumbered cash on hand, future operating cash flows, and the available capacity under our bank credit agreement will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and expected minimum operating cash in transit, we believe approximately $115.0 million of our $171.8 million in cash on hand is unencumbered.
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
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.13 per common share in 2016. We target a payout ratio of 35% to 45% and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the six months ended June 30, 2016, we repurchased 3,309,944 shares of common stock at an aggregate cost of $81.5 million, which is an average cost per share of $24.62. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $199.5 million at June 30, 2016. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
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
Operating Activities
Net cash provided by operating activities was $225.5 million in the first six months of 2016, compared to $282.5 million in the first six months of 2015.
Included in operating cash flows are the following:

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Premiums paid on early extinguishment	$20.5	$—
Excess tax benefits from share-based awards	$4.3	$13.0
System transition costs	$8.3	$4.2
Excluding the above items, cash flow from operations decreased $41.1 million for the first six months of 2016 versus the same period in 2015. The 2016 decrease is primarily due to expected higher cash tax payments of $22.0 million and lower funeral cash receipts.
Investing Activities

Cash flows from investing activities used $119.5 million in the first six months of 2016 compared to using $84.1 million in the same period of 2015. This was primarily attributable to an increase of $16.1 million in cash spent on acquisitions, a $18.5 million increase in capital expenditures, and a $2.9 million increase in net withdrawals of restricted funds, partially offset by a $3.2 million increase in cash receipts from divestitures and asset sales. The increase in capital expenditures primarily relates to the development of contemporary cemetery property, which enables our sales force to drive sustainable growth in our preneed cemetery property sales, and the construction of new funeral homes.
Financing Activities
Financing activities used $74.3 million in the first six months of 2016 compared to using $175.3 million in the same period of 2015. This decrease was primarily driven by a decrease in purchases of Company common stock of $70.3 million and an increase in debt issuance proceeds net of payments of $59.4 million partially offset by decreased proceeds from exercise of stock options of $17.9 million, a decrease of $8.7 million in excess tax benefits from share based awards, and a $8.1 million increase in payments of dividends.
We repurchased 3.3 million shares in the first six months of 2016 for $81.5 million and 5.9 million shares in the same period of 2015 for $151.8 million. We paid cash dividends of $48.5 million in the first six months of 2016 and $40.4 million in the same period of 2015.
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

	June 30, 2016	December 31, 2015
	(In millions)
Preneed funeral	$120.1	$112.7
Preneed cemetery:
Merchandise and services	141.0	136.7
Pre-construction	7.2	5.9
Bonds supporting preneed obligations	268.3	255.3
Bonds supporting preneed business permits	4.5	4.5
Other bonds	19.1	17.9
Total surety bonds outstanding	$291.9	$277.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended June 30, 2016 and 2015, we had $5.5 million and $5.3 million, respectively, of cash receipts attributable to bonded sales. For the six months ended June 30, 2016 and 2015, we had $10.6 million and $10.0 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed contracts, which provide for future funeral or cemetery services and merchandise. Since preneed merchandise or services will not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. These trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts.
 Trust-Funded Preneed Contracts: The funds are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$72.0	$66.9	$143.9	$132.0
Sales production (number of contracts)	22,738	21,513	46,013	42,648
Maturities	$57.4	$54.9	$119.1	$115.2
Maturities (number of contracts)	15,823	16,357	33,122	33,721
Cemetery:
Sales production:
Preneed	$222.4	$221.7	$405.8	$388.6
Atneed	78.5	81.6	157.5	154.4
Total sales production	$300.9	$303.3	$563.3	$543.0
Sales production deferred to backlog:
Preneed	$107.8	$97.6	$189.9	$173.6
Atneed	57.8	57.3	116.8	116.3
Total sales production deferred to backlog	$165.6	$154.9	$306.7	$289.9
Revenue recognized from backlog:
Preneed	$61.9	$57.9	$113.7	$102.6
Atneed	57.8	56.5	114.8	112.6
Total revenue recognized from backlog	$119.7	$114.4	$228.5	$215.2
Insurance-Funded Preneed Contracts: Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance policy from third-party insurance companies, for which we earn a commission as a general sales agent for the insurance company. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. As the insurance contract is between the insurance company and the customer, we do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited condensed Consolidated Balance Sheet.

The table below details the results of insurance-funded preneed production and maturities for the three and six months ended June 30, 2016 and 2015, and the number of contracts associated with those transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Preneed insurance-funded:
Sales production (1)	$151.2	$144.5	$290.5	$273.3
Sales production (number of contracts) (1)	24,657	23,766	47,722	45,412
General agency revenue	$37.1	$36.8	$73.3	$66.5
Maturities	$79.5	$77.4	$163.4	$168.5
Maturities (number of contracts)	13,411	12,817	27,835	28,786

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at June 30, 2016 and December 31, 2015. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at June 30, 2016 and December 31, 2015. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.
The table also reflects our preneed receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed contract revenue, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of preneed sales, as well as the amount of assets associated with this revenue. Because the future revenue exceeds the asset amounts, future revenue will exceed the cash distributions actually received from the associated trusts. The following table does not include backlog associated with businesses held-for-sale.

	June 30, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenue	$0.56	$0.56	$0.56	$0.56
Deferred preneed funeral receipts held in trust	1.53	1.54	1.51	1.56
	$2.09	$2.10	$2.07	$2.12
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.16)	(0.16)
Backlog of trust-funded preneed funeral revenue	$1.98	$1.99	$1.91	$1.96
Backlog of insurance-funded preneed revenue(1)	5.14	5.14	5.10	5.10
Total backlog of preneed funeral revenue	$7.12	$7.13	$7.01	$7.06
Preneed funeral receivables, net and trust investments	$1.79	$1.80	$1.76	$1.81
Allowance for cancellation on trust investments	(0.10)	(0.10)	(0.15)	(0.15)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	$1.69	$1.70	$1.61	$1.66
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.14	5.14	5.10	5.10
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$6.83	$6.84	$6.71	$6.76

Deferred preneed cemetery revenue	$1.17	$1.17	$1.12	$1.12
Deferred preneed cemetery receipts held in trust	1.49	1.50	1.46	1.51
	$2.66	$2.67	$2.58	$2.63
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.52	$2.53	$2.47	$2.52
Preneed cemetery receivables, net and trust investments	$2.39	$2.40	$2.32	$2.37
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.25	$2.26	$2.20	$2.25
________________________

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2016, the difference between the backlog and asset fair value amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.10 billion collected from customers that were not required to be deposited into trust, and $0.20 billion in allowable cash distributions from trust assets.
The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded contracts. We do not reflect the unfulfilled insurance-funded preneed amounts in our unaudited condensed Consolidated Balance Sheet because they are not assets or liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us upon or after the time of need.
Trust Investments
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future at the prices that were guaranteed at the time of sale.
Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings are distributed with the intention of offsetting the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the net ordinary earnings that are distributed.
Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and services trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly-owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees, which are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include 1) preserving capital within acceptable levels of volatility and risk and 2) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets. Preneed funeral and cemetery contracts generally take years to mature; therefore, the funds associated with these contracts are often invested through several market cycles. The cemetery perpetual care trusts' investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. All of the trusts seek to control risk and volatility through a combination of asset classes, investment styles, and a diverse mix of investment managers.
As of June 30, 2016, 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability companies (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Mutual Funds. The trust funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including US equities, non-US equities, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, and commodities and all of which are governed by guidelines outlined in their individual prospectuses.
Separately Managed Accounts. To reduce the costs to the investment portfolios, the trusts utilize separately managed accounts where appropriate.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2016, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets is volatile. During the six months ended June 30, 2016, the Standard and Poor’s 500 Index increased 3.8% and the Barclay’s Aggregate Index increased 5.3%, while the combined SCI trusts increased 3.4%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Three Months Ended June 30, 2016 and 2015
Management Summary
In the second quarter of 2016, we reported net income attributable to common stockholders of $15.6 million ($0.08 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2015 of $52.6 million ($0.25 per diluted share). These results were affected by the following items:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Pre-tax losses from divestitures and impairment, net	$30,641	$6,128
Pre-tax losses from the early extinguishment of debt	$21,898	$—
Pre-tax expenses related to system transition costs	$4,889	$205
Tax benefit from above items	$(18,741)	$(1,633)
Change in certain tax reserves and other	$1,499	$(278)
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue, and effective cost management were offset by lower funeral services performed as the strong flu season in the first half of 2015 continued to impact period over period comparisons.

Funeral Results

	Three Months Ended June 30,
	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$467.1	$471.5
Less: Revenue associated with acquisitions/new construction	3.5	1.6
Less: Revenue associated with divestitures	0.2	1.8
Comparable[1] funeral revenue	463.4	468.1
Less: Comparable recognized preneed revenue	28.9	25.3
Less: Comparable general agency and other revenue	35.8	35.9
Adjusted comparable funeral revenue	$398.7	$406.9
Comparable services performed	74,991	77,111
Comparable average revenue per service[2]	$5,317	$5,277

Consolidated funeral gross profit	$88.0	$94.3
Less: Gross profit associated with acquisitions/new construction	0.1	0.1
Less: Gross loss associated with divestitures	(0.8)	(1.7)
Comparable funeral gross profit	$88.7	$95.9

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending June 30, 2016.

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

Funeral Revenue
Consolidated revenues from funeral operations were $467.1 million for the second quarter of 2016 compared to $471.5 million for the same period in 2015. This decrease is primarily attributable to a $4.7 million decrease in comparable revenue as described below. Additionally, the loss of $1.6 million in revenue contributed by properties that have been subsequently divested was more than offset by $1.9 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations was $463.4 million for the second quarter of 2016 compared to $468.1 million for the same period in 2015. This $4.7 million decrease was primarily due to a 2.7% decrease in comparable services performed. This decrease comprises a 3.4% decrease in services performed by our funeral homes offset by a 3.8% increase in cremation services performed by our non-funeral home channel. Our total comparable cremation rate increased to 52.4% in the second quarter of 2016 from 51.4% in 2015 as a result of an increase in both direct cremations and cremations with service. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings.
Average revenue per funeral service increased 0.8% in the second quarter of 2016 compared to the second quarter of 2015. Organic growth at the customer level of 2.5% in average revenue was partially offset by the increase in our cremation mix, lower trust fund income, and an unfavorable Canadian currency impact.
The decrease in funeral services performed was partially offset by a $3.6 million increase in recognized preneed revenue due to increased sales production by our non-funeral home channel.
Funeral Gross Profit
Consolidated funeral gross profit decreased $6.3 million in the second quarter of 2016 compared to the same period in 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $7.2 million, or 7.5%. The decline in higher margin revenue from funeral services performed by our funeral homes was partially offset by increased gross profit from recognized preneed revenue. As a result of strong funeral sales production, selling costs increased proportionately by approximately $3.0 million but were partially offset by effectively managing our employee related fixed costs.

Cemetery Results

	Three Months Ended June 30,
	2016	2015
	(In millions)
Consolidated cemetery revenue	$284.6	$282.8
Less: Revenue associated with acquisitions/new construction	2.7	1.5
Less: Revenue associated with divestitures	(0.2)	0.2
Comparable[1] cemetery revenue	$282.1	$281.1

Consolidated cemetery gross profit	$73.4	$72.0
Less: Gross profit associated with acquisitions/new construction	1.1	0.6
Less: Gross loss associated with divestitures	(0.2)	(0.2)
Comparable cemetery gross profit	$72.5	$71.6

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending June 30, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $1.8 million, or 0.6%, in the second quarter of 2016 compared to the same period in 2015. This increase is primarily the result of a increase of $1.0 million, or 0.4%, in comparable cemetery revenue in the second quarter of 2016 compared to the same period in 2015. Recognized preneed and atneed revenue grew $4.9 million quarter over quarter and was partially offset by lower other revenue. The decrease in other revenue was primarily related to a decrease in cash distributions of capital gains received from perpetual care trusts in the current year quarter
Cemetery Gross Profit
Consolidated cemetery gross profit increased $1.4 million, or 1.9%, in the second quarter of 2016 compared to the same period in 2015. This increase is primarily the result of a $0.9 million, or 1.3%, increase in comparable gross profit. The gross profit increase was driven by growth in recognized preneed and atneed revenue along with effectively managing our employee related fixed costs, which were partially offset by a decline in cemetery trust fund income.

Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $3.2 million to $36.3 million in the second quarter of 2016 compared to $33.1 million in the same period of 2015. The current quarter includes an increase of $4.7 million in system transition costs primarily related to the 2016 implementation of a new general ledger system. Excluding this $4.7 million, general and administrative expenses decreased $1.5 million compared to prior year primarily due to lower legal costs.
Loss on Divestitures and Impairment Charges, Net
Losses on divestitures and impairment charges, net increased $25.0 million in the second quarter of 2016 compared to the same period of 2015. The current quarter includes a $31.2 million impairment charge related to the planned divestiture of certain funeral homes in Los Angeles, California. The prior quarter primarily comprises losses on the divestiture of underperforming properties.
Losses on Early Extinguishment of Debt
We incurred a $21.9 million of loss on early extinguishment of debt in the current quarter to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2017 notes. We expect this transaction to result in cash interest savings of approximately $9.0 million in 2016.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 51.3% and 36.7% for the three months ended June 30, 2016 and 2015, respectively. The higher effective tax rate for the three months ended June 30, 2016 is primarily due to the impairment charges described above.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 196.7 million in the second quarter of 2016, compared to 206.7 million in the same period in 2015. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Results of Operations — Six Months Ended June 30, 2016 and 2015
Management Summary
In the first half of 2016, we reported net income attributable to common stockholders of $63.1 million ($0.32 per diluted share) compared to net income attributable to common stockholders for the same period in 2015 of $114.0 million ($0.55 per diluted share). These results were affected by the following items:

	Six Months Ended June 30, 2016
	2016	2015
	(In thousands)
Pre-tax losses from divestitures and impairment, net	$30,988	$7,844
Pre-tax losses from the early extinguishment of debt	$22,479	$—
Pre-tax acquisition and integration costs	$5,486	$2,968
Pre-tax expenses related to system transition costs	$8,964	$958
Tax benefit from above items	$(22,545)	$(3,692)
Change in certain tax reserves and other	$2,658	$712
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue and effective cost management were offset by lower funeral services performed as the strong flu season in the first half of 2015 impacted period over period comparisons.

Funeral Results

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$959.2	$979.2
Less: Revenue associated with acquisitions/new construction	6.0	1.7
Less: Revenue associated with divestitures	0.3	5.3
Comparable[1] funeral revenue	952.9	972.2
Less: Comparable recognized preneed revenue	57.7	48.5
Less: Comparable general agency and other revenue	70.9	64.8
Adjusted comparable funeral revenue	$824.3	$858.9
Comparable services performed	156,571	163,684
Comparable average revenue per service[2]	$5,265	$5,247

Consolidated funeral gross profit	$195.0	$221.2
Less: Gross profit associated with acquisitions/new construction	—	—
Less: Gross loss associated with divestitures	(1.2)	(2.5)
Comparable funeral gross profit	$196.2	$223.7

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending June 30, 2016.

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

Funeral Revenue
Consolidated revenue from funeral operations was $959.2 million for the six months ended June 30, 2016 compared to $979.2 million for the same period in 2015. This decrease is primarily attributable to a $19.3 million decrease in comparable revenue as described below and the loss of $5.0 million in revenue contributed by properties that have been subsequently divested partially offset by $4.3 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations was $952.9 million for the six months ended June 30, 2016 compared to $972.2 million for the same period in 2015. This $19.3 million decrease was primarily due to a 4.3% decrease in comparable services performed. The first half of 2015 had an unusually strong flu season while the first half of 2016 had a mild flu season. This decrease comprises a 5.0% decrease in services performed by our funeral homes partially offset by a 3.3% increase in cremation services performed by our non-funeral home channel. Our total comparable cremation rate increased to 52.2% in the first half of 2016 from 51.2% in 2015 as a result of an increase in both direct cremations and cremations with service. While the average revenue for direct cremations and cremations with service is lower than that for traditional burials, we continue to expand our cremation memorialization product and service offerings.
Average revenue per funeral service increased slightly in the first half of 2016 compared to the same period in 2015. Organic growth at the customer level of 2.2% in average revenue was largely offset by the increase in our cremation mix, lower trust fund income, and an unfavorable Canadian currency impact.
The decrease in funeral services performed was partially offset by a $6.7 million increase in general agency revenue from higher preneed insurance sales production and a $9.2 million increase in recognized preneed revenue due to increased sales production by our non-funeral home channel.
Funeral Gross Profit
Consolidated funeral gross profit decreased $26.2 million in the first half of 2016 compared to the same period in 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $27.5 million, or 12.3%. The decline in higher margin revenue from funeral services performed was partially offset by increased gross profit from recognized preneed revenue. While general agency revenue grew $6.7 million during the six months ended June 30, 2016, it was offset by similar increases in selling costs associated with our preneed selling efforts.

Cemetery Results

	Six Months Ended June 30,
	2016	2015
	(In millions)
Consolidated cemetery revenue	$541.8	$523.3
Less: Revenue associated with acquisitions/new construction	4.4	1.5
Less: Revenue associated with divestitures	0.1	0.6
Comparable[1] cemetery revenue	$537.3	$521.2

Consolidated cemetery gross profit	$127.9	$122.5
Less: Gross profit associated with acquisitions/new construction	1.4	0.5
Less: Gross loss associated with divestitures	(0.1)	(0.3)
Comparable cemetery gross profit	$126.6	$122.3

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending June 30, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $18.5 million, or 3.5%, in the first half of 2016 compared to the same period in 2015 primarily attributable to the increase in comparable revenue described below and $2.9 million in revenue contributed by acquired properties. Comparable cemetery revenue increased $16.1 million, or 3.1%, in the first half of 2016 compared to the same period in 2015 primarily as a result of an increase in recognized preneed and atneed revenue and higher preneed property production.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $5.4 million, or 4.4%, in the first half of 2016 compared to the same period in 2015. This increase is primarily the result of a $4.3 million, or 3.5%, increase in comparable gross profit. The gross profit increase was driven by growth in recognized preneed and atneed revenue and higher preneed property production along with effectively managing our employee related fixed costs, which were partially offset by a decline in cemetery trust fund income.

Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $6.2 million to $73.8 million in the first half of 2016 compared to $67.6 million in the same period of 2015. The current period includes $5.5 million in acquisition costs and $9.0 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. The prior year period includes $3.9 million of acquisition and system transition costs. Excluding these costs, general and administrative expenses decreased $4.4 million in the first half of 2016 compared to the same period in 2015 primarily from decreases in liabilities associated with long-term incentive compensation plans and lower legal costs.
Losses on Divestitures and Impairment Charges, Net
Losses on divestitures and impairment charges, net increased $23.6 million in the second quarter of 2016 compared to the same period of 2015. The first half of 2016 includes $31.2 million of impairment charges related to the planned divestiture of certain funeral homes in Los Angeles, California. The first half of 2015 primarily comprises losses on the divestiture of underperforming properties.
Loss on Early Extinguishment of Debt
We incurred a $22.5 million loss on early extinguishment of debt in the first half of 2016 primarily to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2017 notes. We expect this transaction to result in cash interest savings of approximately $9.0 million in 2016.
Provision for Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 43.6% and 37.1% for the six months ended June 30, 2016 and 2015, respectively. The higher effective tax rate for the six months ended June 30, 2016 is primarily due to the impairment charges described above.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 197.5 million in the first half of 2016, compared to 207.2 million in the same period in 2015. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

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
Cost and market values as of June 30, 2016 are presented in Part I, Item 1. Financial Statements and Notes 3, 4, and 5 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2016 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 11, 2016 we issued 70,000 shares of common stock and 20,000 deferred common stock equivalents, or units, pursuant to the provisions regarding annual grants under the Amended and Restated Director Fee Plan to nine non-employee directors. On June 30, 2016, we issued 1,596 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors and one estate of a former director. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
April 1, 2016 - April 30, 2016	419,147	$24.96	419,147	$215,832,440
May 1, 2016 - May 31, 2016	369,180	$26.92	369,180	$205,893,934
June 1, 2016 - June 30, 2016(1)	236,387	$27.26	234,800	$199,493,705
	1,024,714		1,023,127
(1) Includes 1,587 shares purchased in June, in connection with the surrender of shares by employees to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.

Item 6. Exhibits

10.1	2016 Equity Incentive Plan. (Incorporated by reference to Annex C to Proxy Statement filed March 31, 2016).
12.1	Ratio of earnings to fixed charges for the three and six months ended June 30, 2016 and 2015.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2016		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)