Form 10-Q
period 2016-09-30
SERVICE CORPORATION INTERNATIONAL
filed 2016-10-27
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 190,489,048 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue	$721,467	$714,453	$2,222,083	$2,216,761
Costs and expenses	(580,722)	(572,774)	(1,756,425)	(1,729,974)
Gross profit	140,745	141,679	465,658	486,787
General and administrative expenses	(26,916)	(27,895)	(102,668)	(96,947)
Gains (losses) on divestitures and impairment charges, net	557	10,764	(30,432)	3,403
Operating income	114,386	124,548	332,558	393,243
Interest expense	(39,508)	(43,921)	(121,988)	(129,842)
Loss on early extinguishment of debt	(25)	(6,918)	(22,503)	(6,918)
Other income (expense), net	110	336	(697)	169
Income before income taxes	74,963	74,045	187,370	256,652
Provision for income taxes	(27,422)	(26,118)	(76,482)	(93,778)
Net income from continuing operations	47,541	47,927	110,888	162,874
Net loss from discontinued operations, net of tax	—	—	—	(390)
Net income	47,541	47,927	110,888	162,484
Net loss (income) attributable to noncontrolling interests	186	(479)	(96)	(1,066)
Net income attributable to common stockholders	$47,727	$47,448	$110,792	$161,418
Basic earnings per share:
Net income attributable to common stockholders	$0.25	$0.24	$0.57	$0.80
Basic weighted average number of shares	193,274	199,310	193,999	201,729
Diluted earnings per share:
Net income attributable to common stockholders	$0.24	$0.23	$0.56	$0.78
Diluted weighted average number of shares	196,567	203,444	197,175	205,950
Dividends declared per share	$0.13	$0.12	$0.38	$0.32

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$47,541	$47,927	$110,888	$162,484
Other comprehensive income:
Foreign currency translation adjustments	(5,018)	(28,182)	18,116	(42,941)
Total comprehensive income	42,523	19,745	129,004	119,543
Total comprehensive income (loss) attributable to noncontrolling interests	189	(464)	(102)	(1,038)
Total comprehensive income attributable to common stockholders	$42,712	$19,281	$128,902	$118,505

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$177,571	$134,599
Receivables, net	74,293	90,462
Inventories	28,526	27,835
Other	64,460	47,155
Total current assets	344,850	300,051
Preneed funeral receivables, net and trust investments	1,824,772	1,760,297
Preneed cemetery receivables, net and trust investments	2,466,201	2,318,167
Cemetery property	1,763,616	1,753,015
Property and equipment, net	1,834,107	1,846,722
Assets held-for-sale	31,946	214
Goodwill	1,801,893	1,796,340
Deferred charges and other assets	588,688	582,164
Cemetery perpetual care trust investments	1,395,403	1,319,427
Total assets	$12,051,476	$11,676,397

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$447,313	$422,816
Current maturities of long-term debt	89,531	86,823
Income taxes payable	997	1,373
Total current liabilities	537,841	511,012
Long-term debt	3,181,694	3,037,605
Deferred preneed funeral revenue	571,885	557,897
Deferred preneed cemetery revenue	1,182,104	1,120,001
Deferred tax liability	459,162	470,584
Other liabilities	507,403	496,947
Deferred preneed receipts held in trust	3,125,162	2,973,386
Care trusts’ corpus	1,396,527	1,319,564
Commitments and contingencies (Note 14)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 203,119,918 and 200,859,676 shares issued, respectively, and 190,489,048 and 195,772,876 shares outstanding, respectively	190,489	195,773
Capital in excess of par value	1,015,271	1,092,106
Accumulated deficit	(142,742)	(109,351)
Accumulated other comprehensive income	24,274	6,164
Total common stockholders’ equity	1,087,292	1,184,692
Noncontrolling interests	2,406	4,709
Total equity	1,089,698	1,189,401
Total liabilities and equity	$12,051,476	$11,676,397
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$110,888	$162,484
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	—	390
Loss on early extinguishment of debt	22,503	6,918
Premiums paid on early extinguishment of debt	(20,524)	(6,549)
Depreciation and amortization	109,531	103,816
Amortization of intangible assets	22,210	23,536
Amortization of cemetery property	42,573	40,422
Amortization of loan costs	4,406	7,221
Provision for doubtful accounts	4,048	4,663
(Benefit) provision for deferred income taxes	(11,421)	13,761
Loss (gain) on divestitures and impairment charges, net	30,432	(3,403)
Share-based compensation	10,199	10,717
Excess tax benefits from share-based awards	(11,512)	(17,266)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,447	11,724
Increase in other assets	(7,660)	(627)
Increase in payables and other liabilities	37,565	39,546
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	11,167	20,846
Increase deferred preneed funeral revenue	10,122	9,922
Decrease in deferred preneed funeral receipts held in trust	(31,790)	(47,365)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(60,004)	(55,777)
Increase in deferred preneed cemetery revenue	57,855	70,995
Increase in deferred preneed cemetery receipts held in trust	16,475	644
Net cash provided by operating activities	358,510	396,618
Cash flows from investing activities:
Capital expenditures	(131,195)	(104,732)
Acquisitions	(66,109)	(41,430)
Proceeds from divestitures and sales of property and equipment	13,044	11,329
Net withdrawals of restricted funds	5,120	8,066
Net cash used in investing activities from continuing operations	(179,140)	(126,767)
Net cash provided by investing activities from discontinued operations	—	987
Net cash used in investing activities	(179,140)	(125,780)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,035,000	401,250
Debt issuance costs	(5,232)	(5,830)
Payments of debt	(27,632)	(145,171)
Early extinguishment of debt	(875,110)	(197,377)
Principal payments on capital leases	(25,220)	(20,421)
Proceeds from exercise of stock options	16,029	30,491
Excess tax benefits from share-based awards	11,512	17,266
Purchase of Company common stock	(192,991)	(305,488)
Payments of dividends	(73,665)	(64,068)
Purchase of noncontrolling interest	(1,961)	—
Bank overdrafts and other	(1,066)	(9,095)
Net cash used in financing activities	(140,336)	(298,443)
Effect of foreign currency on cash and cash equivalents	3,938	(7,780)
Net increase (decrease) in cash and cash equivalents	42,972	(35,385)
Cash and cash equivalents at beginning of period	134,599	177,335
Cash and cash equivalents at end of period	$177,571	$141,950
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401
Comprehensive income	—	—	—	110,792	18,110	102	129,004
Dividends declared on common stock ($0.38 per share)	—	—	(73,665)	—	—	—	(73,665)
Employee share-based compensation earned	—	—	10,199	—	—	—	10,199
Stock option exercises	1,924	—	14,105	—	—	—	16,029
Restricted stock awards, net of forfeitures	242	(1)	(241)	—	—	—	—
Purchase of Company common stock	—	(7,544)	(41,264)	(144,183)	—	—	(192,991)
Tax benefits related to share-based awards	—	—	11,512	—	—	—	11,512
Noncontrolling interest purchases	—	—	364	—	—	(2,325)	(1,961)
Other	95	—	2,155	—	—	(80)	2,170
Balance at September 30, 2016	$203,120	$(12,631)	$1,015,271	$(142,742)	$24,274	$2,406	$1,089,698

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
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. For the first nine months of 2016, we recorded in General and administrative expenses an out-of-period expense of $5.5 million for previously improperly capitalized acquisition costs. Such amounts are immaterial to both current and prior period financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2015. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
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
These changes do not impact the manner in which the debt issuance costs are expensed over the term of the debt. We have retrospectively adopted the changes in presentation effective January 1, 2016. As a result, we recast our Consolidated Balance Sheet as of December 31, 2015 to reduce Other current assets and Current maturities of long-term debt by $8.4 million and to reduce Deferred charges and other assets and Long-term debt by $34.1 million.
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
Fair Value Measurements
In May 2015, the FASB amended "Fair Value Measurements" to remove the requirement to disclose the fair value measurement hierarchy level associated with investments measured at net asset value as a practical expedient. Other disclosures required by the standard for these assets remain the same. This amendment does not change the underlying accounting for these investments. We retrospectively adopted the amendment effective January 1, 2016, and have made the appropriate disclosures in Notes 3, 4, and 5 to our unaudited condensed consolidated financial statements
Business Combinations
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

Inventory
In July 2015, the FASB amended "Inventory" to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for us on January 1, 2017, and we do not believe adoption will materially impact our consolidated results of operations, consolidated financial position, and cash flows.
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
Stock Compensation
In March 2016, the FASB amended "Stock Compensation" to simplify certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for us on January 1, 2017. If we had adopted this amendment for the nine-months ended September 30, 2016, Net cash provided by operating activities and Net cash used in financing activities would have both increased by $11.5 million and our Provision for income taxes would have decreased by $11.5 million.
Cash Flow
In August 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Amended guidance includes clarification on debt prepayment & extinguishment costs, contingent consideration in business combinations, and proceeds from insurance claims. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact of adoption on our consolidated statement of cash flows.
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

The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$30,611	$30,143	$91,828	$92,623
Withdrawals	$45,120	$36,310	$118,250	$123,499
Purchases of available-for-sale securities	$82,369	$100,663	$263,905	$281,298
Sales of available-for-sale securities	$93,387	$110,642	$269,641	$282,960
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,176,086	$1,109,394
Cash and cash equivalents	112,662	134,642
Assets associated with business held for sale	(872)	(39)
Insurance-backed fixed income securities	272,088	271,116
Trust investments	1,559,964	1,515,113
Receivables from customers	314,185	290,689
Unearned finance charge	(12,893)	(11,235)
	1,861,256	1,794,567
Allowance for cancellation	(36,484)	(34,270)
Preneed funeral receivables, net and trust investments	$1,824,772	$1,760,297
The costs and values associated with trust investments measured at market at September 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities held by the trusts.

	September 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$78,289	$1,108	$(102)	$79,295
Canadian government	2	77,016	487	(363)	77,140
Corporate	2	13,603	263	(54)	13,812
Residential mortgage-backed	2	29	1	—	30
Asset-backed	2	58	—	—	58
Equity securities:
Preferred stock	2	1,436	116	(109)	1,443
Common stock:
United States	1	339,717	47,031	(13,043)	373,705
Canada	1	12,028	3,460	(633)	14,855
Other international	1	27,457	2,688	(2,608)	27,537
Mutual funds:
Equity	1	321,562	11,257	(21,066)	311,753
Fixed income	1	99,951	2,292	(7,372)	94,871
Other	3	4,257	1,234	(10)	5,481
Trust investments, at fair value		975,403	69,937	(45,360)	999,980
Fixed income commingled funds		134,394	7,066	—	141,460
Private equity		35,881	3,041	(4,276)	34,646
Trust investments, at net asset value		170,275	10,107	(4,276)	176,106
Trust investments, at market		$1,145,678	$80,044	$(49,636)	$1,176,086

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$82,417	$107	$(1,331)	$81,193
Canadian government	2	72,488	532	(655)	72,365
Corporate	2	19,036	235	(284)	18,987
Residential mortgage-backed	2	1,297	29	(22)	1,304
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,949	41	(158)	1,832
Common stock:
United States	1	344,116	30,885	(19,149)	355,852
Canada	1	11,930	2,652	(1,077)	13,505
Other international	1	32,156	2,636	(3,907)	30,885
Mutual funds:
Equity	1	323,884	1,263	(43,975)	281,172
Fixed income	1	155,717	154	(13,092)	142,779
Other	3	3,703	1,069	—	4,772
Trust investments, at fair value		1,048,698	39,603	(83,650)	1,004,651
Fixed income commingled funds		69,148	—	(442)	68,706
Private equity		38,724	3,780	(6,467)	36,037
Trust investments, at net asset value		107,872	3,780	(6,909)	104,743
Trust investments, at market		$1,156,570	$43,383	$(90,559)	$1,109,394
Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks' notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of September 30, 2016, our unfunded commitment for our private equity investments was $35.8 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(In thousands)
Fair value, beginning balance	$5,353	$5,081	$4,772	$4,891
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	106	(376)	680	(209)
Purchases	36	—	61	22
Sales	(14)	(1)	(32)	—
Fair value, ending balance	$5,481	$4,704	$5,481	$4,704
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

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at September 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$106,871
Due in one to five years	22,777
Due in five to ten years	32,538
Thereafter	8,149
$170,335
Earnings from all our merchandise and service trust investments are recognized in revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $13.0 million and $12.7 million for the three months ended September 30, 2016 and 2015, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $37.1 million and $41.1 million for the nine months ended September 30, 2016 and 2015, respectively.
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
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values, and the duration of unrealized losses as of September 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	September 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$7,926	$(45)	$4,366	$(57)	$12,292	$(102)
Canadian government	2,989	(107)	13,170	(256)	16,159	(363)
Corporate	1,743	(18)	3,073	(36)	4,816	(54)
Equity securities:
Preferred stock	—	—	150	(109)	150	(109)
Common stock:
United States	77,947	(9,198)	25,271	(3,845)	103,218	(13,043)
Canada	—	—	3,211	(633)	3,211	(633)
Other international	6,419	(989)	6,259	(1,619)	12,678	(2,608)
Mutual funds:
Equity	22,807	(1,207)	147,218	(19,859)	170,025	(21,066)
Fixed income	9,105	(342)	32,980	(7,030)	42,085	(7,372)
Other	27	(2)	1,161	(8)	1,188	(10)
Trust investments, at fair value	128,963	(11,908)	236,859	(33,452)	365,822	(45,360)
Private equity	873	(459)	19,368	(3,817)	20,241	(4,276)
Trust investments, at net asset value	873	(459)	19,368	(3,817)	20,241	(4,276)
Total temporarily impaired securities	$129,836	$(12,367)	$256,227	$(37,269)	$386,063	$(49,636)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$37,008	$(1,273)	$4,687	$(58)	$41,695	$(1,331)
Canadian government	2,336	(17)	11,535	(638)	13,871	(655)
Corporate	4,644	(156)	4,025	(128)	8,669	(284)
Residential mortgage-backed	377	(6)	133	(16)	510	(22)
Equity securities:
Preferred stock	448	(60)	42	(98)	490	(158)
Common stock:
United States	128,725	(16,448)	14,531	(2,701)	143,256	(19,149)
Canada	1,956	(355)	1,097	(722)	3,053	(1,077)
Other international	9,458	(1,638)	6,151	(2,269)	15,609	(3,907)
Mutual funds:
Equity	185,726	(23,385)	79,855	(20,590)	265,581	(43,975)
Fixed income	108,984	(5,052)	27,048	(8,040)	136,032	(13,092)
Trust investments, at fair value	479,662	(48,390)	149,104	(35,260)	628,766	(83,650)
Fixed income commingled funds	68,578	(442)	—	—	68,578	(442)
Private equity	—	—	18,713	(6,467)	18,713	(6,467)
Trust investments, at net asset value	68,578	(442)	18,713	(6,467)	87,291	(6,909)
Total temporarily impaired securities	$548,240	$(48,832)	$167,817	$(41,727)	$716,057	$(90,559)

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
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$41,133	$40,327	$120,398	$116,581
Withdrawals	$39,108	$33,260	$105,471	$115,930
Purchases of available-for-sale securities	$119,699	$165,025	$490,752	$389,219
Sales of available-for-sale securities	$123,063	$150,804	$471,162	$389,747
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,449,883	$1,343,916
Cash and cash equivalents	115,922	118,583
Trust investments	1,565,805	1,462,499
Receivables from customers	1,009,525	958,503
Unearned finance charges	(34,460)	(31,332)
	2,540,870	2,389,670
Allowance for cancellation	(74,669)	(71,503)
Preneed cemetery receivables, net and trust investments	$2,466,201	$2,318,167

The costs and values associated with the trust investments measured at market at September 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the market value of the underlying securities held by the trusts.

	September 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,841	$2,301	$—	$72,142
Canadian government	2	33,751	511	(54)	34,208
Corporate	2	2,547	20	(40)	2,527
Asset-backed	2	170	21	—	191
Equity securities:
Common stock:
United States	1	540,836	72,329	(22,978)	590,187
Canada	1	8,662	4,800	(145)	13,317
Other international	1	44,166	4,443	(4,128)	44,481
Mutual funds:
Equity	1	353,122	12,682	(21,193)	344,611
Fixed income	1	97,339	2,107	(10,677)	88,769
Other	3	160	—	(126)	34
Trust investments, at fair value		1,150,594	99,214	(59,341)	1,190,467
Fixed income commingled funds		214,718	10,084	—	224,802
Private equity		32,074	4,622	(2,082)	34,614
Trust investments, at net asset value		246,792	14,706	(2,082)	259,416
Trust investments, at market		$1,397,386	$113,920	$(61,423)	$1,449,883

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,746	$25	$(1,437)	$68,334
Canadian government	2	24,648	183	(169)	24,662
Corporate	2	5,112	26	(118)	5,020
Residential mortgage-backed	2	129	3	(3)	129
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	532,026	44,181	(32,037)	544,170
Canada	1	8,984	3,858	(891)	11,951
Other international	1	50,053	4,207	(5,799)	48,461
Mutual funds:
Equity	1	356,798	1,620	(49,642)	308,776
Fixed income	1	203,983	92	(18,526)	185,549
Other	3	1,381	122	—	1,503
Trust investments, at fair value		1,253,030	54,332	(108,622)	1,198,740
Fixed income commingled funds		108,883	—	(570)	108,313
Private equity		35,411	5,954	(4,502)	36,863
Trust investments, at net asset value		144,294	5,954	(5,072)	145,176
Trust investments, at market		$1,397,324	$60,286	$(113,694)	$1,343,916
Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer.  Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of September 30, 2016, our unfunded commitment for our private equity investments was $36.9 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(In thousands)
Fair value, beginning balance	$1,319	$1,576	$1,503	$203
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	10	(83)	(174)	(84)
Purchases	—	—	—	1,348
Sales	(1,295)	(26)	(1,295)	—
Fair value, ending balance	$34	$1,467	$34	$1,467
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

Maturity dates of our fixed income securities range from 2016 to 2041. Maturities of fixed income securities, excluding mutual funds, at September 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$32,187
Due in one to five years	26,897
Due in five to ten years	35,498
Thereafter	14,486
$109,068
Earnings from all our merchandise and service trust investments are recognized in current revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $11.2 million and $10.7 million for the three months ended September 30, 2016 and 2015, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $31.5 million and $34.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values and the duration of unrealized losses as of September 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	September 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$6	$—	$1,259	$(54)	$1,265	$(54)
Corporate	866	(11)	776	(29)	1,642	(40)
Equity securities:
Common stock:
United States	130,167	(14,779)	40,411	(8,199)	170,578	(22,978)
Canada	—	—	747	(145)	747	(145)
Other international	12,357	(1,839)	8,629	(2,289)	20,986	(4,128)
Mutual funds:
Equity	10,414	(452)	165,722	(20,741)	176,136	(21,193)
Fixed income	12,430	(171)	44,609	(10,506)	57,039	(10,677)
Other	34	(126)	—	—	34	(126)
Trust investments, at fair value	166,274	(17,378)	262,153	(41,963)	428,427	(59,341)
Private equity	36	(1)	13,466	(2,081)	13,502	(2,082)
Trust investments, at net asset value	36	(1)	13,466	(2,081)	13,502	(2,082)
Total temporarily impaired securities	$166,310	$(17,379)	$275,619	$(44,044)	$441,929	$(61,423)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,533	$(1,435)	$21	$(2)	$52,554	$(1,437)
Canadian government	16,039	(105)	841	(64)	16,880	(169)
Corporate	1,754	(22)	2,347	(96)	4,101	(118)
Residential mortgage-backed	42	(1)	18	(2)	60	(3)
Equity securities:
Common stock:
United States	198,843	(26,038)	21,355	(5,999)	220,198	(32,037)
Canada	470	(6)	1,430	(885)	1,900	(891)
Other international	15,567	(2,507)	9,412	(3,292)	24,979	(5,799)
Mutual funds:
Equity	207,349	(25,991)	86,720	(23,651)	294,069	(49,642)
Fixed income	139,749	(6,322)	44,550	(12,204)	184,299	(18,526)
Trust investments, at fair value	632,346	(62,427)	166,694	(46,195)	799,040	(108,622)
Fixed income commingled funds	108,347	(570)	—	—	108,347	(570)
Private equity	—	—	9,526	(4,502)	9,526	(4,502)
Trust investments, at net asset value	108,347	(570)	9,526	(4,502)	117,873	(5,072)
Total temporarily impaired securities	$740,693	$(62,997)	$176,220	$(50,697)	$916,913	$(113,694)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Deposits	$10,542	$10,264	$31,731	$29,717
Withdrawals	$5,928	$8,073	$36,478	$32,749
Purchases of available-for-sale securities	$298,509	$29,129	$388,216	$174,243
Sales of available-for-sale securities	$274,495	$14,466	$352,109	$120,602
The components of Cemetery perpetual care trust investments in our unaudited condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Trust investments, at market	$1,341,129	$1,232,592
Cash and cash equivalents	54,274	86,835
Cemetery perpetual care trust investments	$1,395,403	$1,319,427
The costs and values associated with trust investments, at market at September 30, 2016 and December 31, 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities or cash held by the trusts.

	September 30, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$2,983	$—	$(30)	$2,953
Canadian government	2	37,001	611	(95)	37,517
Corporate	2	6,388	128	(124)	6,392
Residential mortgage-backed	2	352	1	—	353
Asset-backed	2	255	6	(18)	243
Equity securities:
Preferred stock	2	1,523	35	(78)	1,480
Common stock:
United States	1	233,177	20,035	(7,311)	245,901
Canada	1	4,856	2,654	(172)	7,338
Other international	1	14,733	180	(1,402)	13,511
Mutual funds:
Equity	1	20,125	4,244	(1,504)	22,865
Fixed income	1	683,595	10,815	(26,624)	667,786
Other	3	631	1,253	(2)	1,882
Trust investments, at fair value		1,005,619	39,962	(37,360)	1,008,221
Fixed income commingled funds		245,295	—	(1,153)	244,142
Private equity		92,273	2,565	(6,072)	88,766
Trust investments, at net asset value		337,568	2,565	(7,225)	332,908
Trust investments, at market		$1,343,187	$42,527	$(44,585)	$1,341,129

	December 31, 2015
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$3,636	$20	$(81)	$3,575
Canadian government	2	32,477	321	(266)	32,532
Corporate	2	12,694	149	(284)	12,559
Residential mortgage-backed	2	934	13	(9)	938
Asset-backed	2	660	5	(31)	634
Equity securities:
Preferred stock	2	5,850	55	(159)	5,746
Common stock:
United States	1	231,012	15,224	(10,898)	235,338
Canada	1	5,648	2,112	(606)	7,154
Other international	1	14,820	160	(2,390)	12,590
Mutual funds:
Equity	1	21,783	3,138	(1,850)	23,071
Fixed income	1	890,013	530	(63,913)	826,630
Other	3	645	1,257	—	1,902
Trust investments, at fair value		1,220,172	22,984	(80,487)	1,162,669
Private equity		75,613	2,406	(8,096)	69,923
Trust investments, at net asset value		75,613	2,406	(8,096)	69,923
Trust investments, at market		$1,295,785	$25,390	$(88,583)	$1,232,592
Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.
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
Private equity investments are measured at net asset value. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of September 30, 2016, our unfunded commitment for our private equity investments was $34.9 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(In thousands)
Fair market value, beginning balance	$1,881	$1,561	$1,902	$1,556
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	1	354	(20)	359
Fair market value, ending balance	$1,882	$1,915	$1,882	$1,915
_________________________________________

(1)
All unrealized gains (losses) recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2016 to 2040. Maturities of fixed income securities at September 30, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$28,832
Due in one to five years	18,273
Due in five to ten years	108
Thereafter	245
$47,458
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. Recognized trust fund income related to these trust investments was $11.5 million and $10.5 million for the three months ended September 30, 2016 and 2015, respectively. Recognized trust fund income related to these trust investments was $47.6 million and $43.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated values and the duration of unrealized losses as of September 30, 2016 and December 31, 2015, respectively, are shown in the following tables:

	September 30, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$—	$—	$2,953	$(30)	$2,953	$(30)
Canadian government	—	—	1,993	(95)	1,993	(95)
Corporate	1,738	(26)	1,938	(98)	3,676	(124)
Asset-backed	22	(14)	101	(4)	123	(18)
Equity securities:
Preferred stock	206	(3)	474	(75)	680	(78)
Common stock:
United States	43,842	(2,795)	21,929	(4,516)	65,771	(7,311)
Canada	—	—	655	(172)	655	(172)
Other international	2,420	(85)	6,102	(1,317)	8,522	(1,402)
Mutual funds:
Equity	1,028	(42)	3,998	(1,462)	5,026	(1,504)
Fixed income	14,945	(142)	342,796	(26,482)	357,741	(26,624)
Other	—	—	—	(2)	—	(2)
Trust investments, at fair value	64,201	(3,107)	382,939	(34,253)	447,140	(37,360)
Fixed income commingled funds	244,142	(1,153)	—	—	244,142	(1,153)
Private equity	2,207	(178)	32,518	(5,894)	34,725	(6,072)
Trust investments, at net asset value	246,349	(1,331)	32,518	(5,894)	278,867	(7,225)
Total temporarily impaired securities	$310,550	$(4,438)	$415,457	$(40,147)	$726,007	$(44,585)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,275	$(80)	$35	$(1)	$3,310	$(81)
Canadian government	18,499	(164)	1,371	(102)	19,870	(266)
Corporate	5,163	(134)	4,147	(150)	9,310	(284)
Residential mortgage-backed	303	(3)	117	(6)	420	(9)
Asset-backed	145	(12)	360	(19)	505	(31)
Equity securities:
Preferred stock	4,029	(159)	—	—	4,029	(159)
Common stock:
United States	81,624	(7,793)	14,900	(3,105)	96,524	(10,898)
Canada	702	(31)	1,026	(575)	1,728	(606)
Other international	8,734	(940)	2,347	(1,450)	11,081	(2,390)
Mutual funds:
Equity	4,580	(606)	1,258	(1,244)	5,838	(1,850)
Fixed income	519,981	(18,205)	294,309	(45,708)	814,290	(63,913)
Trust investments, at fair value	647,035	(28,127)	319,870	(52,360)	966,905	(80,487)
Private equity	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Trust investments, at net asset value	10,592	(61)	24,556	(8,035)	35,148	(8,096)
Total temporarily impaired securities	$657,627	$(28,188)	$344,426	$(60,395)	$1,002,053	$(88,583)
6. Deferred Preneed Receipts Held in Trust and Care Trusts’ Corpus
Deferred Preneed Receipts Held in Trust
We consolidate the merchandise and service trusts associated with our preneed activities. Although the consolidation of the merchandise and service trusts is required by accounting standards, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability to us. The components of Deferred preneed receipts held in trust in our unaudited condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 are detailed below.

	September 30, 2016			December 31, 2015
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,559,964	$1,565,805	$3,125,769	$1,515,113	$1,462,499	$2,977,612
Accrued trust operating payables and other	(271)	(336)	(607)	(1,381)	(2,845)	(4,226)
Deferred preneed receipts held in trust	$1,559,693	$1,565,469	$3,125,162	$1,513,732	$1,459,654	$2,973,386

Care Trusts’ Corpus
The Care trusts’ corpus reflected in our unaudited condensed Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses. The components of Care trusts’ corpus in our unaudited condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 are detailed below.

	September 30, 2016	December 31, 2015
	(In thousands)
Cemetery perpetual care trust investments	$1,395,403	$1,319,427
Accrued trust deferred taxes, operating payables, and other	1,124	137
Care trusts’ corpus	$1,396,527	$1,319,564
Other Income (Expense), Net
The components of Other income (expense), net in our unaudited condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended September 30, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$10,031	$13,638	$1,393	$—	$25,062
Realized losses	(5,988)	(7,458)	(591)	—	(14,037)
Impairment charges	(802)	(1,086)	—	—	(1,888)
Interest, dividend, and other ordinary income	3,811	7,035	12,927	—	23,773
Trust expenses and income taxes	(5,374)	(10,379)	(5,774)	—	(21,527)
Net trust investment (loss) income	1,678	1,750	7,955	—	11,383
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(1,678)	(1,750)	(7,955)	—	(11,383)
Other income, net	—	—	—	110	110
Total other income, net	$—	$—	$—	$110	$110

	Nine Months Ended September 30, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$23,101	$31,557	$5,187	$—	$59,845
Realized losses	(35,840)	(48,907)	(5,932)	—	(90,679)
Impairment charges	(4,002)	(5,767)	(115)	—	(9,884)
Interest, dividend, and other ordinary income	12,539	10,750	39,982	—	63,271
Trust expenses and income taxes	(13,568)	(16,599)	(19,678)	—	(49,845)
Net trust investment (loss) income	(17,770)	(28,966)	19,444	—	(27,292)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	17,770	28,966	(19,444)	—	27,292
Other expense, net	—	—	—	(697)	(697)
Total other expense, net	$—	$—	$—	$(697)	$(697)

	Three Months Ended September 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$9,341	$10,318	$524	$—	$20,183
Realized losses	(8,982)	(11,948)	(156)	—	(21,086)
Impairment charges	(1,385)	(1,761)	(106)	—	(3,252)
Interest, dividend, and other ordinary income	4,244	4,360	14,035	—	22,639
Trust expenses and income taxes	(5,804)	(7,902)	(4,524)	—	(18,230)
Net trust investment (loss) income	(2,586)	(6,933)	9,773	—	254
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	2,586	6,933	(9,773)	—	(254)
Other income, net	—	—	—	336	336
Total other income, net	$—	$—	$—	$336	$336

	Nine Months Ended September 30, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$23,546	$33,859	$2,675	$—	$60,080
Realized losses	(17,554)	(25,375)	(4,478)	—	(47,407)
Impairment charges	(2,880)	(3,811)	(1,613)	—	(8,304)
Interest, dividend, and other ordinary income	17,126	16,138	40,369	—	73,633
Trust expenses and income taxes	(15,641)	(23,009)	(27,367)	—	(66,017)
Net trust investment (loss) income	4,597	(2,198)	9,586	—	11,985
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(4,597)	2,198	(9,586)	—	(11,985)
Other income, net	—	—	—	169	169
Total other income, net	$—	$—	$—	$169	$169
7. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 36.6% and 35.3% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was 40.8% and 36.5% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2016 is above the 35% federal statutory tax rate primarily due to state tax expense and impairment charges related to the planned divestiture of certain funeral homes in Los Angeles, California, as well as the change in uncertain tax liabilities, partially offset by lower rates on foreign earnings.
Unrecognized Tax Benefits
As of September 30, 2016, the total amount of our unrecognized tax benefits was $178.3 million and the total amount of our accrued interest was $55.8 million. Additional interest expense of $4.1 million was accrued during the nine months ended September 30, 2016.
A number of years may elapse before particular tax matters, for which we have unrecognized tax benefits, are settled. While we have effectively concluded our 2003 through 2005 tax years with respect to our affiliate, SCI Funeral & Cemetery Purchasing Cooperative, Inc., SCI and subsidiaries' tax years 1999 through 2005 remain under review at the IRS Appeals level. The completion of the audit for the amended returns for the tax years 2006 through 2007 is also pending the IRS Appeals finalization of the tax years 1999-2005. Furthermore, SCI and its affiliates are under audit by various state and foreign jurisdictions for years 2010 through 2014. The outcome of each of these audits cannot be predicted at this time. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease over the next twelve months either because we prevail on positions or because the tax authorities prevail. Due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
8. Debt
Debt as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Term Loan due March 2021	682,500	—
Bank Credit Facility due March 2021	325,000	—
Obligations under capital leases	210,760	204,246
Mortgage notes and other debt, maturities through 2050	3,786	4,037
Unamortized premiums, net	8,522	8,636
Unamortized debt issuance costs	(34,343)	(42,491)
Total debt	3,271,225	3,124,428
Less: Current maturities of long-term debt	(89,531)	(86,823)
Total long-term debt	$3,181,694	$3,037,605
Current maturities of debt at September 30, 2016 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year. Our consolidated debt had a weighted average interest rate of 4.6% and 5.2% at September 30, 2016 and December 31, 2015, respectively. Approximately 63% and 76% of our total debt had a fixed interest rate at September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, we paid $98.8 million and $99.3 million in cash interest, respectively.
Bank Credit Agreement
In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks.
As of September 30, 2016, we have $325.0 million of outstanding borrowings under our Bank Credit Facility due March 2021; $682.5 million of outstanding borrowings under our Term Loan due March 2021; and have issued $33.0 million of letters of credit. The bank credit agreement due March 2021 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. We pay a quarterly fee on the unused commitment, which was 0.30% at September 30, 2016. As of September 30, 2016, we have $342.0 million in borrowing capacity under the Bank Credit Facility.
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
Debt Issuances and Additions
In September 2016, we drew $75.0 million on our Bank Credit Facility due March 2021 to make required payments on our Term Loan due March 2021 and for general corporate purposes.
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
During the nine months ended September 30, 2015, we drew $90.0 million on our Bank Credit Facility due July 2018, which was used to make required payments on our Term Loan due July 2018 and for general corporate purposes.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2016, we made debt payments of $902.7 million for scheduled and early extinguishment payments including:

•	$310.0 million in aggregate principal of our Term Loan due July 2018;

•	$295.0 million in aggregate principal of our 7.0% Senior Notes due 2017;

•	$280.0 million in aggregate principal of our Bank Credit Facility due July 2018; and

•	$17.5 million in aggregate principal of our Term Loan due March 2021.
During the nine months ended September 30, 2015, we made debt payments of $342.5 million for scheduled and early extinguishment payments including:

•	$197.4 million in aggregate principal of our 6.75% Senior Notes due April 2016;

•	$100.0 million in aggregate principal of our Bank Credit Facility; and

•	$45.0 million in aggregate principal of our Term Loan due July 2018.

9. Fair Value of Financial Instruments
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
The fair value of our debt instruments at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$314,618
7.625% Senior Notes due October 2018	279,375	279,375
4.5% Senior Notes due November 2020	205,100	201,500
8.0% Senior Notes due November 2021	179,343	176,438
5.375% Senior Notes due January 2022	442,616	445,188
5.375% Senior Notes due May 2024	907,375	884,094
7.5% Senior Notes due April 2027	238,000	216,500
Term Loan due March 2021	682,500	—
Bank Credit Facility due March 2021	325,000	—
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Mortgage notes and other debt, maturities through 2050	3,786	4,047
Total fair value of debt instruments	$3,263,095	$3,101,760
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

10. Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options, restricted stock, or other stock-based awards granted to officers and key employees. In May 2016, our shareholders approved the 2016 Equity Incentive Plan that reserves 13,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock-based awards to officers and key employees.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model uses a range of assumptions related to volatility, the risk-free interest rate, the expected life, and the dividend yield. The fair values of our stock options are calculated using the following weighted average assumptions for the nine months ended September 30, 2016:

Dividend yield	2.0%
Expected volatility	19.7%
Risk-free interest rate	1.0%
Expected holding period (in years)	4.0
Stock Options
The following table sets forth stock option activity for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	11,047,920	$13.98
Granted	1,863,700	$22.28
Exercised	(1,924,324)	$8.33
Canceled	(28,272)	$20.98
Outstanding at September 30, 2016	10,959,024	$16.36
Exercisable at September 30, 2016	7,100,945	$13.54
As of September 30, 2016, the unrecognized compensation expense related to stock options of $10.3 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Awards
Restricted stock awards activity for the nine months ended September 30, 2016 was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards at December 31, 2015	573,739	$19.32
Granted	241,510	$22.28
Vested	(313,247)	$18.14
Forfeited	(1,258)	$20.85
Nonvested restricted stock awards at September 30, 2016	500,744	$21.48
As of September 30, 2016, the unrecognized compensation expense related to restricted stock awards of $7.1 million is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
Restricted stock units activity for the nine months ended September 30, 2016 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 31, 2015	—	$—
Granted	130,660	$25.72
Forfeited	(5,200)	$25.72
Nonvested restricted stock units at September 30, 2016	125,460	$25.72
As of September 30, 2016, the unrecognized compensation expense related to restricted stock units of $2.7 million is expected to be recognized over a weighted average period of 2.3 years.

11. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	18,110	—	18,110
Decrease in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	147,017	147,017
Reclassification of net unrealized gain activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(147,017)	(147,017)
Balance at September 30, 2016	$24,274	$—	$24,274

Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(42,913)	—	(42,913)
Increase in net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	(110,016)	(110,016)
Reclassification of net unrealized loss activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	110,016	110,016
Balance at September 30, 2015	$16,501	$—	$16,501
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2016, we repurchased 7,542,812 shares of common stock at an aggregate cost of $193.0 million, which is an average cost per share of $25.59. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $88.0 million at September 30, 2016.
12. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2016	$445,462	$276,005	$721,467
2015	$449,300	$265,153	$714,453
Gross profit:
2016	$75,576	$65,169	$140,745
2015	$77,734	$63,945	$141,679
Nine months ended September 30,
Revenue from external customers:
2016	$1,404,623	$817,460	$2,222,083
2015	$1,428,469	$788,292	$2,216,761
Gross profit:
2016	$273,938	$191,720	$465,658
2015	$299,769	$187,018	$486,787
The following table reconciles gross profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Gross profit from reportable segments	$140,745	$141,679	$465,658	$486,787
General and administrative expenses	(26,916)	(27,895)	(102,668)	(96,947)
Gains (losses) on divestitures and impairment charges, net	557	10,764	(30,432)	3,403
Operating income	114,386	124,548	332,558	393,243
Interest expense	(39,508)	(43,921)	(121,988)	(129,842)
Loss on early extinguishment of debt	(25)	(6,918)	(22,503)	(6,918)
Other income (expense), net	110	336	(697)	169
Income before income taxes	$74,963	$74,045	$187,370	$256,652
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended September 30,
Revenue from external customers:
2016	$681,769	$39,698	$721,467
2015	$671,785	$42,668	$714,453
Nine months ended September 30,
Revenue from external customers:
2016	$2,098,091	$123,992	$2,222,083
2015	$2,077,143	$139,618	$2,216,761

13. Supplementary Information
Revenue and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited condensed consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Property and merchandise revenue:
Funeral	$145,989	$146,187	$459,907	$460,317
Cemetery	215,570	206,231	631,000	601,372
Total property and merchandise revenue	361,559	352,418	1,090,907	1,061,689
Services revenue:
Funeral	268,588	267,279	843,004	867,969
Cemetery	52,748	51,804	163,495	164,075
Total services revenue	321,336	319,083	1,006,499	1,032,044
Other revenue	38,572	42,952	124,677	123,028
Total revenue	$721,467	$714,453	$2,222,083	$2,216,761
Property and merchandise costs and expenses:
Funeral	$67,529	$69,902	$216,752	$220,372
Cemetery	118,467	112,125	352,087	332,940
Total cost of property and merchandise	185,996	182,027	568,839	553,312
Services costs and expenses:
Funeral	154,166	156,105	470,974	469,885
Cemetery	26,005	24,388	82,593	80,594
Total cost of services	180,171	180,493	553,567	550,479
Overhead and other expenses	214,555	210,254	634,019	626,183
Total costs and expenses	$580,722	$572,774	$1,756,425	$1,729,974
Non-Cash Investing and Financing Transactions

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Net change in capital expenditure accrual	$(6,160)	$(1,587)
Acquisitions of capital leases, primarily transportation equipment	$33,814	$51,347

14. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2016 and December 31, 2015, we have self-insurance reserves of $78.3 million and $76.6 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky and Vasquez lawsuits described below.
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
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of current and former non-exempt California employees of defendants during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest and injunctive relief. The claims have been ordered to arbitration, with the arbitrator to determine whether the claims will proceed as a class or individual claims. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
S.E. Funeral Homes of California, Inc. v. The Roman Catholic Archbishop of Los Angeles, et al.; Case No. BC559142; in the Superior Court of the State of California for the County of Los Angeles. The plaintiff is a company indirectly owned by Stewart Enterprises, Inc. The plaintiff filed this action in September 2014 to prevent The Roman Catholic Archbishop of Los Angeles (the “Archdiocese”) from terminating six ground leases. In reliance on the leases having 40 year terms beginning at the earliest in 1997, the plaintiff had previously made material investments since 1997 in constructing and operating funeral homes, chapels, mausoleums, and other improvements on the leased premises. In addition, the plaintiff has created a material backlog of deferred preneed revenue that plaintiff expects to receive in the coming years. In September 2014, the Archdiocese delivered notices purporting to terminate the leases and alleging that the leases were breached because the plaintiff did not obtain the Archdiocese’s consent before Stewart Enterprises, Inc. entered into a reverse merger with an affiliate of SCI. The plaintiff disputes this contention and seeks, among other things, a declaratory judgment declaring that the Archdiocese’s purported termination notices are invalid, requiring specific performance of the leases, or, in the alternative, awarding the plaintiff compensatory damages. The Archdiocese filed a counterclaim and a separate action for unlawful detainer in October 2014, and all claims and actions of the respective parties have been consolidated into one case for all purposes. In February 2016, the Court entered a ruling on the parties’ cross motions for summary adjudication based on the parties’ opposing interpretations of the relevant lease provisions and adopted the Archdiocese’s interpretation of its right to terminate the leases.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$47,727	$47,448	$110,792	$161,418
After tax interest on convertible debt	13	13	35	37
Net income — diluted	$47,740	$47,461	$110,827	$161,455
Weighted average shares (denominator):
Weighted average shares — basic	193,274	199,310	193,999	201,729
Stock options	3,154	4,013	3,049	4,100
Restricted stock units	18	—	6	—
Convertible debt	121	121	121	121
Weighted average shares — diluted	196,567	203,444	197,175	205,950
Net income per share:
Basic	$0.25	$0.24	$0.57	$0.80
Diluted	$0.24	$0.23	$0.56	$0.78
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
The computation of diluted EPS excludes outstanding stock options and restricted stock units in certain periods in which the inclusion of such options and restricted share units would be anti-dilutive in the periods presented. Total options and restricted share units not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Antidilutive options	551	—	936	—
Antidilutive restricted stock units	—	—	2	—
Total common stock equivalents excluded from computation	551	—	938	—

16. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Gains on divestitures, net	$864	$12,400	$2,974	$9,373
Impairment losses	(307)	(1,636)	(33,406)	(5,970)
Gains (losses) on divestitures and impairment charges, net	$557	$10,764	$(30,432)	$3,403
We classified certain funeral homes as held-for-sale in connection with the settlement of litigation with the Archdiocese of Los Angeles and recognized a $31.2 million non-cash impairment charge related to this planned divestiture, which is included in the schedule below. The carrying value of total assets held-for-sale as presented in our unaudited condensed consolidated Balance Sheet as of September 30, 2016 is as follows (in thousands):

Preneed funeral receivables, net and trust investments	$1,034
Property and equipment, net	24,199
Goodwill	25,896
Deferred charges and other assets	12,960
Assets held-for-sale	64,089
Less: impairment on assets held-for-sale	(32,143)
Assets held-for-sale, net	$31,946

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2016, we operated 1,531 funeral service locations and 471 cemeteries (including 262 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $10.0 billion backlog of future revenue from both trust and insurance-funded sales at September 30, 2016, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $358.5 million in the nine months ended September 30, 2016. We have $342.0 million in borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2016, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2016 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.92
Interest coverage ratio	3.00 (Min)	4.85
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks. The credit agreement consists of a $700.0 million Bank Credit Facility and a $700.0 million Term Loan. We used $550.0 million of the Term Loan due March 2021 and $30.0 million of the Bank Credit Facility due March 2021 to repay $270.0 million outstanding borrowings on the Bank Credit Facility due July 2018 and $310.0 million outstanding borrowings on the Term Loan due July 2018. In April 2016, we drew $170.0 million on our Bank Credit Facility due March 2021, and $150.0 million on our Term Loan due March 2021, to repay our $295.0 million 7.0% Senior Notes due June 2017 and associated transaction costs, which resulted in the recognition of a $21.7 million loss on early extinguishment of debt.
We believe that our unencumbered cash on hand, future operating cash flows, and the available capacity under our bank credit agreement will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and expected minimum operating cash in transit, a portion of our cash on hand is encumbered.

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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the nine months ended September 30, 2016, we repurchased 7,542,812 shares of common stock at an aggregate cost of $193.0 million, which is an average cost per share of $25.59. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $88.0 million at September 30, 2016. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
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
Operating Activities
Net cash provided by operating activities was $358.5 million in the first nine months of 2016, compared to $396.6 million in the first nine months of 2015.
Operating cash flows are impacted by the following items:

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Premiums paid on early extinguishment	$20.5	$6.5
Excess tax benefits from share-based awards	$11.5	$17.3
System transition and other costs	$11.1	$4.2
Excluding the above items, cash flow from operations decreased $23.0 million for the first nine months of 2016 versus the same period in 2015. The 2016 decrease is primarily due to expected higher cash tax payments of $29.9 million, partially offset by favorable working capital initiatives.
Investing Activities
Cash flows from investing activities used $179.1 million in the first nine months of 2016 compared to using $125.8 million in the same period of 2015. This was primarily attributable to an increase of $24.7 million in cash spent on acquisitions, a $26.5 million increase in capital expenditures, and a $2.9 million increase in net withdrawals of restricted funds, partially offset by a $1.7 million increase in cash receipts from divestitures and asset sales. The increase in capital expenditures primarily relates to the development of contemporary cemetery property, which enables our sales force to drive sustainable growth in our preneed cemetery property sales, and the construction of new funeral homes.
Financing Activities
Financing activities used $140.3 million in the first nine months of 2016 compared to using $298.4 million in the same period of 2015. This decrease was primarily driven by a decrease in purchases of Company common stock of $112.5 million and an increase in debt issuance proceeds net of payments of $69.4 million partially offset by decreased proceeds from exercise of stock options of $14.5 million, a decrease of $5.8 million in excess tax benefits from share based awards, and a $9.6 million increase in payments of dividends.
We repurchased 7.5 million shares in the first nine months of 2016 for $193.0 million and 11.0 million shares in the same period of 2015 for $305.5 million. We paid cash dividends of $73.7 million in the first nine months of 2016 and $64.1 million in the same period of 2015.
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

	September 30, 2016	December 31, 2015
	(In millions)
Preneed funeral	$118.6	$112.7
Preneed cemetery:
Merchandise and services	141.3	136.7
Pre-construction	7.8	5.9
Bonds supporting preneed obligations	267.7	255.3
Bonds supporting preneed business permits	4.5	4.5
Other bonds	18.9	17.9
Total surety bonds outstanding	$291.1	$277.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended September 30, 2016 and 2015, we had $5.5 million and $5.2 million, respectively, of cash receipts attributable to bonded sales. For the nine months ended September 30, 2016 and 2015, we had $16.1 million and $15.2 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$72.5	$65.0	$216.4	$196.9
Sales production (number of contracts)	22,549	20,975	68,562	63,623
Maturities	$58.1	$53.5	$177.2	$168.5
Maturities (number of contracts)	15,295	15,798	48,417	49,518
Cemetery:
Sales production:
Preneed	$189.8	$180.5	$595.6	$569.1
Atneed	72.6	73.9	230.1	228.3
Total sales production	$262.4	$254.4	$825.7	$797.4
Sales production deferred to backlog:
Preneed	$93.9	$88.6	$283.8	$262.2
Atneed	55.6	54.8	172.4	171.1
Total sales production deferred to backlog	$149.5	$143.4	$456.2	$433.3
Revenue recognized from backlog:
Preneed	$73.4	$64.9	$187.1	$167.5
Atneed	56.5	54.9	171.3	167.5
Total revenue recognized from backlog	$129.9	$119.8	$358.4	$335.0
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
The table below details the results of insurance-funded preneed production and maturities for the three and nine months ended September 30, 2016 and 2015, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Preneed insurance-funded:
Sales production (1)	$131.9	$136.4	$422.4	$409.7
Sales production (number of contracts) (1)	21,434	22,803	69,156	68,215
General agency revenue	$32.1	$34.9	$105.4	$101.3
Maturities	$76.0	$72.8	$239.4	$241.4
Maturities (number of contracts)	12,943	12,086	40,778	40,873

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at September 30, 2016 and December 31, 2015. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at September 30, 2016 and December 31, 2015. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	September 30, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenue	$0.57	$0.57	$0.56	$0.56
Deferred preneed funeral receipts held in trust	1.56	1.53	1.51	1.56
	$2.13	$2.10	$2.07	$2.12
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.16)	(0.16)
Backlog of trust-funded preneed funeral revenue	$2.01	$1.98	$1.91	$1.96
Backlog of insurance-funded preneed revenue(1)	5.34	5.34	5.10	5.10
Total backlog of preneed funeral revenue	$7.35	$7.32	$7.01	$7.06
Preneed funeral receivables, net and trust investments	$1.82	$1.79	$1.76	$1.81
Allowance for cancellation on trust investments	(0.10)	(0.10)	(0.15)	(0.15)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	$1.72	$1.69	$1.61	$1.66
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.34	5.34	5.10	5.10
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$7.06	$7.03	$6.71	$6.76

Deferred preneed cemetery revenue	$1.18	$1.18	$1.12	$1.12
Deferred preneed cemetery receipts held in trust	1.57	1.52	1.46	1.51
	$2.75	$2.70	$2.58	$2.63
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.60	$2.55	$2.47	$2.52
Preneed cemetery receivables, net and trust investments	$2.47	$2.42	$2.32	$2.37
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.12)	(0.12)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.32	$2.27	$2.20	$2.25

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2016, the difference between the backlog and asset fair value amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.11 billion collected from customers that were not required to be deposited into trust, and $0.20 billion in allowable cash distributions from trust assets.
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
As of September 30, 2016, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability companies (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Mutual funds. The trust funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including U.S. equities, non-U.S. equities, corporate bonds, government bonds, Treasury inflation protected securities (TIPS), high yield bonds, and commodities, all of which are governed by guidelines outlined in their individual prospectuses.
Separately managed accounts. To reduce the costs to the investment portfolios, the trusts utilize separately managed accounts where appropriate.
For those accounts not eligible for participation in the managed LLCs, the trustee utilizes institutional share class mutual funds that comply with our investment policy statement or with applicable state or provincial regulations. The U.S. trusts also include a modest allocation to alternative investments, which comprise primarily private equity investments. These investments are also held in LLCs and are managed by certain trustees.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2016, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
The trust fund income recognized from these investment assets is volatile. During the nine months ended September 30, 2016, the Standard and Poor’s 500 Index increased 7.8% and the Barclay’s Aggregate Index increased 5.8%, while the combined SCI trusts increased 7.7%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended September 30, 2016 and 2015
Management Summary
In the third quarter of 2016, we reported net income attributable to common stockholders of $47.7 million ($0.24 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2015 of $47.4 million ($0.23 per diluted share). These results were affected by the following items:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Pre-tax gains from divestitures and impairment, net	$557	$10,764
Pre-tax losses from the early extinguishment of debt	$(25)	$(6,918)
Pre-tax expenses related to system transition costs	$(2,252)	$(124)
Tax provision from above items	$(1,467)	$(1,131)
Change in certain tax reserves and other	$(768)	$(1,042)
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue, lower interest expense, and effective management of our back office overhead expenses were partially offset by lower funeral services performed and increases in cemetery administrative and maintenance costs.

Funeral Results

	Three Months Ended September 30,
	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$445.5	$449.3
Less: Revenue associated with acquisitions/new construction	6.8	2.0
Less: Revenue associated with divestitures	0.7	2.4
Comparable[1] funeral revenue	438.0	444.9
Less: Comparable recognized preneed revenue	27.4	25.5
Less: Comparable general agency and other revenue	30.3	35.6
Adjusted comparable funeral revenue	$380.3	$383.8
Comparable services performed	71,717	73,062
Comparable average revenue per service[2]	$5,303	$5,253

Consolidated funeral gross profit	$75.6	$77.7
Less: Gross profit (loss) associated with acquisitions/new construction	0.8	(0.2)
Less: Gross loss associated with divestitures	(0.3)	(0.4)
Comparable funeral gross profit	$75.1	$78.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending September 30, 2016.

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

Funeral Revenue
Consolidated revenue from funeral operations was $445.5 million for the third quarter of 2016 compared to $449.3 million for the same period in 2015. This decrease is primarily attributable to a $6.9 million decrease in comparable revenue as described below as well as the loss of $1.7 million in revenue contributed by properties that have been subsequently divested. These decreases were partially offset by $4.8 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations was $438.0 million for the third quarter of 2016 compared to $444.9 million for the same period in 2015. This $6.9 million decrease was primarily due to a 1.8% decrease in comparable services performed and lower general agency revenue due to a temporary mix change between trust and insurance production as well as the decision to cease production at the Catholic mortuaries in the Los Angeles Archdiocese. These decreases were partially offset by a $1.9 million increase in recognized preneed revenue driven by an increase in the number of contracts sold through our non-funeral home channel and the average price per contract. The decrease in services performed comprises a 2.3% decrease in services performed by our funeral homes offset by a 3.4% increase in cremation services performed by our non-funeral home channel.
Average revenue per funeral service increased 1.0% in the third quarter of 2016 compared to the third quarter of 2015. Organic growth at the customer level of 2.1% was partially offset by the increase in our cremation mix. Our total comparable cremation rate increased to 52.1% in the third quarter of 2016 from 51.3% in 2015 as a result of an increase in both direct cremations and cremations with service.
Funeral Gross Profit
Consolidated funeral gross profit decreased $2.1 million in the third quarter of 2016 compared to the same period in 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $3.2 million, or 4.1%. The impact of the decline in higher margin core revenue due to lower funeral services performed and a decline in general agency revenue was partially offset by lower operating expenses and increases in recognized preneed revenue from our non-funeral home channel.

Cemetery Results

	Three Months Ended September 30,
	2016	2015
	(In millions)
Consolidated cemetery revenue	$276.0	$265.2
Less: Revenue associated with acquisitions/new construction	2.0	1.8
Less: Revenue associated with divestitures	—	0.3
Comparable[1] cemetery revenue	$274.0	$263.1

Consolidated cemetery gross profit	$65.2	$63.9
Less: Gross profit associated with acquisitions/new construction	0.4	0.8
Less: Gross loss associated with divestitures	(0.2)	—
Comparable cemetery gross profit	$65.0	$63.1

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending September 30, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $10.8 million, or 4.1%, in the third quarter of 2016 compared to the same period in 2015 primarily due to a $10.9 million increase in comparable cemetery revenue in the third quarter of 2016 compared to the same period in 2015. This increase primarily resulted from increased recognized preneed revenue from higher preneed sales production and higher merchandise deliveries.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $1.3 million, or 2.0%, in the third quarter of 2016 compared to the same period in 2015. This increase is primarily the result of a $1.9 million increase in comparable gross profit primarily driven by growth in recognized preneed revenue, partially offset by increases in cemetery administrative and maintenance costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $1.0 million to $26.9 million in the third quarter of 2016 compared to $27.9 million in the same period of 2015. The current quarter includes an increase of $2.2 million in system transition costs primarily related to the 2016 implementation of a new general ledger system. Excluding this $2.2 million, general and administrative expenses decreased $3.2 million compared to prior year quarter as we effectively managed our back office overhead expenses.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net decreased $10.2 million in the third quarter of 2016 compared to the same period of 2015 as we divested non-strategic funeral and cemetery locations in the prior year quarter.
Interest expense
Interest expense decreased $4.4 million to $39.5 million in the third quarter of 2016 as we benefited from the debt refinancings over the past year by lowering interest on our Senior Notes and increasing our proportion of lower variable rate debt.
Loss on Early Extinguishment of Debt
During the third quarter of 2015, we recognized a $6.9 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2016.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 36.6% and 35.3% for the three months ended September 30, 2016 and 2015, respectively. The higher effective tax rate for the three months ended September 30, 2016 is primarily due to increased interest expense accruals associated with uncertain tax positions.
Weighted Average Shares

The diluted weighted average number of shares outstanding was 196.6 million in the third quarter of 2016, compared to 203.4 million in the same period in 2015. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Results of Operations — Nine Months Ended September 30, 2016 and 2015
Management Summary
In the nine months ended September 30, 2016, we reported net income attributable to common stockholders of $110.8 million ($0.56 per diluted share) compared to net income attributable to common stockholders for the same period in 2015 of $161.4 million ($0.78 per diluted share). These results were affected by the following items:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Pre-tax (losses) gains from divestitures and impairment, net	$(30,432)	$3,403
Pre-tax losses from the early extinguishment of debt	$(22,503)	$(6,918)
Pre-tax acquisition and integration costs	$(5,486)	$(2,968)
Pre-tax expenses related to system transition costs	$(11,216)	$(1,082)
Tax benefit from above items	$21,079	$2,560
Change in certain tax reserves and other	$(3,426)	$(1,754)
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue, lower interest expense, and effective management of our back office overhead were partially offset by lower funeral services performed and increases in cemetery administrative and maintenance costs.
Funeral Results

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,404.6	$1,428.5
Less: Revenue associated with acquisitions/new construction	12.8	3.8
Less: Revenue associated with divestitures	1.3	8.9
Comparable[1] funeral revenue	1,390.5	1,415.8
Less: Comparable recognized preneed revenue	85.1	74.0
Less: Comparable general agency and other revenue	101.0	100.3
Adjusted comparable funeral revenue	$1,204.4	$1,241.5
Comparable services performed	228,221	236,519
Comparable average revenue per service[2]	$5,277	$5,249

Consolidated funeral gross profit	$273.9	$299.8
Less: Gross profit associated with acquisitions/new construction	1.1	0.1
Less: Gross loss associated with divestitures	(1.6)	(2.6)
Comparable funeral gross profit	$274.4	$302.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending September 30, 2016.

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

Funeral Revenue

Consolidated revenue from funeral operations was $1,404.6 million for the nine months ended September 30, 2016 compared to $1,428.5 million for the same period in 2015. This decrease is primarily attributable to a $25.3 million decrease in comparable revenue as described below.
Comparable revenue from funeral operations was $1,390.5 million for the nine months ended September 30, 2016 compared to $1,415.8 million for the same period in 2015. This decrease was primarily due to a 3.5% decrease in comparable services performed, impacted by an unusually strong flu season in the first half of 2015. This decrease was partially offset by an increase in recognized preneed revenue driven by an increase in the number of contracts sold through our non-funeral home channel and the average price per contract. The decrease in services performed comprises a 4.1% decrease in services performed by our funeral homes partially offset by a 3.3% increase in cremation services performed by our non-funeral home channel.
Average revenue per funeral service increased 0.5% in the first nine months of 2016 compared to the same period in 2015. Organic growth at the customer level of 2.7% was largely offset by the increase in our cremation mix, lower trust fund income, and an unfavorable Canadian currency impact. Our total comparable cremation rate increased to 51.9% in the first nine months of 2016 from 51.0% in 2015 as a result of an increase in both direct cremations and cremations with service.
The decrease in funeral services performed was partially offset by a $3.4 million increase in general agency revenue from higher preneed insurance sales production and an $11.1 million increase in recognized preneed revenue as we sold more contracts through our non-funeral home channel and the average contract price increased.
Funeral Gross Profit
Consolidated funeral gross profit decreased $25.9 million in the first nine months of 2016 compared to the same period in 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $27.9 million. The decline in higher margin revenue from funeral services performed by our funeral homes was partially offset by lower operating expenses and increased gross profit from recognized preneed revenue.
Cemetery Results

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Consolidated cemetery revenue	$817.5	$788.3
Less: Revenue associated with acquisitions/new construction	6.4	3.3
Less: Revenue associated with divestitures	0.1	0.7
Comparable[1] cemetery revenue	$811.0	$784.3

Consolidated cemetery gross profit	$191.7	$187.0
Less: Gross profit associated with acquisitions/new construction	1.8	1.3
Less: Gross loss associated with divestitures	(0.3)	(0.2)
Comparable cemetery gross profit	$190.2	$185.9

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending September 30, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $29.2 million, or 3.7%, in the nine months ended September 30, 2016 compared to the same period in 2015 primarily attributable to the $26.7 million increase in comparable revenue. The increase in comparable revenue is primarily the result of an increase in recognized preneed revenue, higher preneed property production, and an increase in cash distributions of capital gains received from perpetual care trusts.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $4.7 million, or 2.5%, in the nine months ended September 30, 2016 compared to the same period in 2015. This increase is primarily the result of a $4.3 million increase in comparable gross profit. The gross profit increase was driven by growth in recognized preneed and atneed revenue and higher preneed property production, partially offset by increased selling commissions from higher sales production and increases in cemetery administrative and maintenance costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $5.8 million to $102.7 million in the nine months ended September 30, 2016 compared to $96.9 million in the same period of 2015. The current period includes $5.5 million in acquisition costs and

$11.2 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. The prior year period includes $4.1 million of acquisition and system transition costs. Excluding these costs, general and administrative expenses decreased $6.8 million in the nine months ended September 30, 2016 compared to the same period in 2015 as we effectively managed our back office overhead expenses.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net decreased $33.8 million in the nine months ended September 30, 2016 compared to the same period of 2015. The nine months ended September 30, 2016 includes $31.2 million of impairment charges related to the planned divestiture of certain funeral homes in Los Angeles, California. The nine months ended September 30, 2015 primarily comprises losses on the divestiture of underperforming properties.
Interest expense
Interest expense decreased $7.9 million to $122.0 million in the nine months ended September 30, 2016 as we benefited from the debt refinancings over the past year by lowering interest on our Senior Notes and increasing our proportion of lower variable rate debt.
Loss on Early Extinguishment of Debt
We incurred a $22.5 million loss on early extinguishment of debt in the nine months ended September 30, 2016 primarily to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our Senior Notes due 2017. We expect this transaction to result in cash interest savings of approximately $9.0 million in 2016.
During the nine months ended September 30, 2015, we recognized a $6.9 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance out 6.75% Senior Notes due 2016.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was 40.8% and 36.5% for the nine months ended September 30, 2016 and 2015, respectively. The higher effective tax rate for the nine months ended September 30, 2016 is primarily due to the impairment charges described above and the increased interest expense accruals associated with uncertain tax positions.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 197.2 million in the nine months ended September 30, 2016, compared to 206.0 million in the same period in 2015. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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
Cost and market values as of September 30, 2016 are presented in Part I, Item 1. Financial Statements and Notes 3, 4, and 5 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and

Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2016 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.

Changes in Internal Control Over Financial Reporting
On July 5, 2016, we deployed a new financial management system that is an integrated and scalable application leveraged to interface with other internal and external computer systems and has resulted in the elimination of certain manual processes while automating and streamlining those tasks. The new financial management system is intended to provide enhanced transactional processing, analysis, and reporting compared to our legacy system and is further intended to strengthen our internal controls over financial reporting. Other than the new financial management system, there were no changes in our internal control over financial reporting as for the quarter ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 14 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2016, we issued 1,623 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors and one estate of a former director. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
July 1, 2016 - July 31, 2016	284,692	$28.09	284,692	$191,496,529
August 1, 2016 - August 31, 2016	608,140	$27.06	608,140	$175,037,934
September 1, 2016 - September 30, 2016	3,340,036	$26.07	3,340,036	$87,979,735
	4,232,868		4,232,868
Item 6. Exhibits

12.1	Ratio of earnings to fixed charges for the three and nine months ended September 30, 2016 and 2015.
31.1	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2016		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)