Form 10-K
period 2016-12-31
SERVICE CORP INTERNATIONAL
filed 2017-02-15
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code:
713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $5,043,314,251 based upon a closing market price of $27.04 on June 30, 2016 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 13, 2017 was 188,227,807 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2017 Annual Meeting of Stockholders (Part III).

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
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, niches, and cremation memorialization property items(constructed and ready to accept interments) and undeveloped land we intend to develop for the sale of interment rights. Includes the construction-in-progress balance during the pre-construction and construction phases of projects creating new developed property items.
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
Travel Protection — A product that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family.
Trust Fund Income — Recognized investment earnings from our merchandise and service and perpetual care trust investments.
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise.

PART I

Item 1.	Business.
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2016, we operated 1,502 funeral service locations and 470 cemeteries (including 281 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
In late 2006, having arrived at a position of significant financial strength and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization, now known as SCI Direct. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral/cemetery combination locations, crematoria, and other related businesses. See Note 15 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations are operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location. We have the largest number of combination locations in North America. Sixty percent of our cemeteries are part of a combination location. Our combination operations include Rose Hills®, the largest combination operation in the United States, performing over 4,400 funeral services and 7,800 cemetery interments per year.
Funeral service locations provide all professional services related to funerals and cremations, including the use of funeral home facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, on-line and video tributes, stationery products, casket and cremation memorialization products, travel protection and other ancillary merchandise, is sold at funeral service locations.

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
We also sell preneed cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and cemetery contracts was $10.0 billion and $9.5 billion at December 31, 2016 and 2015, respectively.
In 2016, our operations in the United States and Canada were organized into 33 major markets, 35 metro markets, and 55 main street markets. Each market is led by a market manager or director with responsibility for funeral and/or cemetery operations and preneed sales. Within each market, the funeral service locations and cemeteries share common resources such as personnel, preparation services, and vehicles.
The following table at December 31, 2016 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	37	14	51
Arizona	33	11	44
Arkansas	12	3	15
California	163	38	201
Colorado	24	10	34
Connecticut	20	—	20
Delaware	—	1	1
District of Columbia	1	—	1
Florida	130	59	189
Georgia	35	19	54
Hawaii	2	2	4
Idaho	6	1	7
Illinois	44	24	68
Indiana	49	10	59
Iowa	4	2	6
Kansas	8	5	13
Kentucky	13	5	18
Louisiana	27	10	37
Maine	11	—	11
Maryland	16	13	29
Massachusetts	26	—	26
Michigan	35	—	35
Minnesota	12	2	14
Mississippi	16	4	20
Missouri	26	10	36
Nebraska	4	2	6
Nevada	15	6	21
New Hamshire	6	—	6
New Jersey	21	—	21
New Mexico	1	—	1
New York	69	—	69
North Carolina	60	17	77
Ohio	35	14	49
Oklahoma	13	7	20
Oregon	16	4	20
Pennsylvania	21	16	37
Puerto Rico	10	8	18
Rhode Island	4	—	4

South Carolina	12	9	21
Tennessee	39	18	57
Texas	167	63	230
Utah	4	3	7
Vermont	3	—	3
Virginia	38	23	61
Washington	44	14	58
West Virginia	9	10	19
Wisconsin	—	3	3
Canada
Alberta	9	—	9
British Columbia	36	7	43
MB	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	42	—	42
Quebec	40	—	40
Saskatchawan	13	—	13
Total (1)	1,502	470	1,972

(1)	Includes businesses held for sale at December 31, 2016.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. We also lease a number of facilities that we use in our business under both capital and operating leases.
At December 31, 2016, we owned approximately 83% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased. At December 31, 2016, our 470 cemeteries contained a total of approximately 34,646 acres, of which approximately 65% was developed.

A map of our locations in North America is presented below:

36 7
9
13
4 3
42
40
5
44 14
11
12
12
2
3
6
16 4
6
1
69
26
3
35
4
20
21 16
21
4 2
4 2
44
49
35
1
15 6
4 3
24 10
9
38
14
26
24
10
10
16 13
8 5
23
1
13
5
10
60 17
163 38
39 18
13 7
12
12
9
33 11
1
16
37
35
3
4
14
19
27
167 63
10
130
59
2 2
10 8
Funeral Homes
Cemeteries

Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 16% based on estimated total industry revenue. The position of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.
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
Strategies for Growth
We believe we are well-positioned for long-term profitable growth. We are the largest company in the North American deathcare industry with unparalleled scale on both a national and local basis and are poised to benefit from the aging of America. The demographic landscape is driving our company strategy. The average age of our preneed cemetery consumer is the early sixties. The average age of our preneed funeral consumer is the early seventies. And the average age of our atneed consumer is late seventies/early eighties. We know that the Baby Boomers, who in 2016 are aged 52 to 70, are already impacting our business today through the growth in our preneed cemetery sales programs. Next, we anticipate seeing a similar impact on our preneed funeral results. And ultimately, we will experience an impact on our atneed financial results.
We have three core strategies designed to grow the company and enhance shareholder value: 1) Grow revenue, 2) Leverage our unparalleled scale, and 3) Deploy capital. These strategies are centered on the consumer and our competitive advantages.

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
Growing Preneed Sales. Our preneed sales program drives current year and future revenue growth in both segments of our business. We believe we have a unique competitive advantage in growing preneed sales due to our size and scale. Within the funeral segment, our prearranged funeral program creates greater brand awareness, secures future market share and builds our backlog of future revenue to be recognized at time of fulfillment. We leverage our scale through a highly trained preneed sales force of approximately 4,000 counselors who provide customers informed guidance about various service and merchandise options designed to fit the needs of today’s consumer.
Within the cemetery segment, we offer a variety of property, merchandise, and service options designed to meet the needs of various cultural, regional, or religious preferences. Over the past three years we have substantially increased our property options by implementing a tiering strategy which might offer as many as five unique choices for ground burial, mausoleum, or cremation memorialization. Our scale enables us to synchronize the construction of contemporary inventory with customer demand.
Managing Our Footprint. We will continue to manage our footprint with a customer-driven focus. Within our funeral segment, we continue to pursue strategic acquisitions and to build new funeral homes in areas that provide us with the potential for scale and areas with the highest return customer categories and market traits. Within our cemetery segment, we plan to pursue strategic acquisitions to create more opportunities to sell to Baby Boomers through our customer-driven strategy. We believe our unparalleled business footprint and geographic diversity uniquely position us to benefit from the aging Baby Boomer population.
Leverage Our Unparalleled Scale
We also leverage our unparalleled scale using a three-pronged approach, which consists of: 1) developing our sales organization, 2) optimizing our network, and 3) using our scale with our preneed trust and insurance backlog. Our size and broad geographic network of businesses gives us a significant advantage in the industry.
Developing Our Sales Organization. Over the past several years, we have invested in the infrastructure and training of our sales organization. We completed the implementation of Salesforce.com during 2016, our new customer relationship management system. During 2017, we will continue our focus on enhancing the productivity and effectiveness of the sales team and growing the number sales counselors while getting more traction with the Salesforce tool. We believe that our scale allows us to operate, finance, and expand our sales organization in a manner that our competitors cannot afford to replicate.
Optimizing Our Network. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies. We regularly examine our purchasing spend to look for opportunities to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. Additionally, many of our accounting and administrative functions use third-party providers, who demonstrate scale and execution excellence, allowing for greater efficiency.
Using Our Scale with Our Preneed Trust and Insurance Backlog. Due to our $10.0 billion backlog, we benefit from having access to premier financial partners in the industry. For our trust investments, we have access to preeminent money managers and lower fee structures, which we believe is a low risk structure that will provide us with higher returns and lower costs of administration over time. We also enjoy favorable terms with our third party insurance provider. These arrangements with third party partners and the favorable terms we receive cannot be duplicated by the independent operator, and give us a competitive advantage in funding growth as well as enhanced profitability over time.
Deploy Capital
Our third core strategy is to maximize capital deployment opportunities in a disciplined and balanced manner, to the highest and best use. Our strong liquidity and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to grow our business and enhance shareholder value. Our priority for capital deployment: is 1)

investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) repurchasing debt.
Investing in Acquisitions and Building New Funeral Homes. As noted above, we plan to use our capital to manage our footprint by focusing on strategic acquisitions and building new funeral homes where the expected returns are attractive and exceed our weighted average cost of capital plus a risk premium. We target businesses with favorable customer categories and/or where we can achieve additional economies of scale. We have a successful track record of integrating these new businesses and achieving favorable returns on the capital deployed.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.13 per common share in 2016. We target a payout ratio of 35% to 45% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The velocity of our purchases is determined as we opportunity to capture value for our shareholders. Since 2010, we have reduced the number of shares outstanding by 21%.
Repurchasing Debt. With a focus on maintaining liquidity and financial flexibility, we may seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities in order to manage our near-term debt maturity profile.
Associates
At December 31, 2016, we employed 15,361 individuals on a full-time basis and 8,102 individuals on a part-time basis. Of the full-time associates, 13,439 were employed in the funeral and cemetery operations and 1,922 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in our health insurance plan. At December 31, 2016 and 2015, there were 9,491 and 9,447 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined or government-mandated benefit plans. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.
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
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian and provincial laws and regulations. For example, state laws impose licensing requirements for funeral service locations and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures to comply with the Funeral Rule and all laws and regulations. For example, we have established and maintain policies, procedures, and practices; we engage in training of our personnel; and we carry out ongoing reviews of our compliance efforts. We believe that we are in substantial compliance with the Funeral Rule and all laws and regulations.
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
In connection with our preneed merchandise and service sales, most affiliated trust funds own investments in equity securities, fixed income securities, commingled funds, and mutual funds. The fair value of these investments and our earnings and investment gains and losses on these securities and funds are affected by financial market conditions that are beyond our control.
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2016	2015	2014
Preneed funeral merchandise and service trust funds	7.1%	(1.5)%	3.7%
Preneed cemetery merchandise and service trust funds	7.2%	(1.0)%	3.4%
Cemetery perpetual care trust funds	9.1%	(0.3)%	5.2%
Generally, earnings or gains and losses on our trust investments are recognized and we withdraw cash when the underlying merchandise is delivered, service is performed, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2017 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Notes 3, 4, and 5 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2016, no such charge was required. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2016, we had unrealized losses of $8.1 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on growing our revenue, leveraging our scale, and deploying our capital. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify acquisition candidates and to complete acquisitions, divestitures, or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $169.4 million into state-mandated trust accounts as of December 31, 2016. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
We sell price-guaranteed preneed contracts through various programs providing for future services at prices prevailing when the agreements are signed. For preneed contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission from the third-party insurance company that typically averages approximately 25% of the total sale. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the service is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed service, and any such excess cost could be materially adverse to our financial condition, results of operations, and cash flows.
The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.
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
If the number of deaths in our markets decline, our cash flows and revenue may decrease.
If the number of deaths in our markets decline, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected. Variations in the death rate and seasonality of deaths throughout each year may also cause revenue to fluctuate between quarters or years.
If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and/or profitability could decrease.

Future market share, revenue, and profit will depend in part on our ability to anticipate, identify, and respond to changing consumer preferences. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
The continuing upward trend in the number of cremations performed in North America could result in lower revenue and gross profit.
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2016, 52.4% of the comparable services we performed were cremation cases compared to 51.7% and 50.9% performed in 2015 and 2014, respectively. Our average revenue for cremations with service is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our operations are subject to regulation, supervision, and licensing under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
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
Compliance with laws, regulations, industry standards, and customs concerning burial procedures and the handling and care of human remains is critical to the continued success of our business and any operations we may acquire. We are continually monitoring and reviewing our operations in an effort to ensure that we are in compliance with these laws, regulations, and standards and, where appropriate, taking appropriate corrective action. However, litigation and regulatory proceedings regarding these issues could have a material adverse effect on our financial condition, results of operations, and cash flows.
Cemetery burial practice claims could have a material adverse impact on our financial results.
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including 1) burial practices of a different era that are judged today in hindsight as being outdated and 2) alleged violations of our practices and procedures by one or more of our associates. In addition, since we acquired most of our cemeteries through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.

We use a combination of insurance, self-insurance, and large deductibles in managing our exposure to certain inherent risks, as such, we could be exposed to unexpected costs that could negatively affect our financial performance.
 Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are prudent based on our operations. Because we self-insure a significant portion of expected losses under our workers' compensation, auto, and general and professional liability insurance programs, unanticipated changes in any applicable actuarial assumptions, trends and interpretations, or management estimates underlying our recorded liabilities for these losses, including potential increases in costs, could result in materially different amounts of expense than expected under these programs. These unanticipated changes could have a material adverse effect on our financial condition, results of operations or cash flows.
A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.
The number of tax years with open tax audits varies depending on the tax jurisdiction. We have reached an agreement in principle with the IRS to resolve the issues under audit with respect to tax years 1999 through 2005 which cleared the Joint Committee on Taxation without change on February 7, 2017.  Final resolution with the IRS is subject to, among other things, the execution of certain agreements and the closing of the case.  There can be no assurance that the resolution will be finalized on the terms currently contemplated, or at all.  Additionally, SCI and Subsidiaries received a letter of no change to its federal tax liability for the tax years 2008-2010, and its tax years 2006-2007 remain under audit as a result of carryback claims. Various state jurisdictions are auditing years through 2015. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 8 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $305.4 million as of December 31, 2016, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures to misappropriate such information and may purposefully or inadvertently cause a breach, corruption, or data loss involving such information. A breach of our security measures or failure in our backup systems could adversely affect our reputation with our customers and their loved ones, our associates, and our vendors; as well as our operations, results of operations, financial condition, and cash flows; and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.
Our Canadian business exposes us to operational, economic, and currency risks.

Our Canadian operations represent a significant portion of our revenue. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our Canadian operations may be adversely affected by local laws, customs, and regulations, as well as political and economic conditions. Significant fluctuations in exchange rates between the U.S. dollar and the Canadian dollar may adversely affect our results of operations and cash flows.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and may prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness, which could have important consequences, including the following:

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
Information regarding legal proceedings is set forth in Note 11 of Part II, Item 8. Financial Statements and Supplementary Data.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 15, 2017, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	51	Chairman of the Board and Chief Executive Officer	1999
Michael R. Webb	58	President and Chief Operating Officer	1998
Eric D. Tanzberger	48	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	61	Senior Vice President, General Counsel and Secretary	2007
Sumner J. Waring, III	48	Senior Vice President, Operations	2002
Steven A. Tidwell	55	Senior Vice President, Sales and Merchandising	2010
Tammy R. Moore	49	Vice President and Corporate Controller	2010
R. L. Waltrip	86	Founder and Chairman Emeritus	1962
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016 and, previously, he had been appointed Chief Executive Officer in February 2005. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the Board of Trustees of the United Way of Greater Houston. Mr. Ryan also serves on the Board of Directors of the Greater Houston Partnership, the Greater Houston Community Foundation Governing Council, the Board of Directors of Genesys Works, and the University of Texas McCombs Business School Advisory Council. Mr. Ryan is a member of the Board of Trust Managers of Weingarten Realty Investors (NYSE: WRI) and serves as a director of Chesapeake Energy (NYSE: CHK).
Mr. Webb was elected President and Chief Operating Officer of Service Corporation International in February 2016. Prior to that he served as Executive Vice President and Chief Operating Officer beginning in February 2005. Mr. Webb joined the Company in 1991 when SCI acquired Arlington Corp., a regional funeral and cemetery consolidator, where he served as Chief Financial Officer. In 1993, Mr. Webb joined the Company's corporate development group, which he later led on a global basis. Prior to joining Arlington Corp., Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group Inc. He holds a bachelor's degree in business administration from the University of Georgia.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He was also a certified public accountant with Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's in business administration from the University of Notre Dame. He serves on the Board of Directors of New Orleans Medical Mission Services.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management Inc., a leading provider of waste management services in North America.  Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a master's in business administration from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School where he graduated Cum Laude.
Mr. Waring, Senior Vice President, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Board of Trustees of Tabor Academy.
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
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees trust, general accounting, internal and external reporting, customer service, and strategic planning and analysis. Prior to joining the Company, Mrs. Moore was a Certified Public Accountant with PricewaterhouseCoopers LLP. She holds a bachelor's in business administration degree in accounting from the University of Texas at San Antonio.
Mr. Waltrip was appointed the Founder and Chairman Emeritus of SCI effective in January 2016. Prior thereto, he was Chairman of the Board and provided invaluable leadership to the Company for over 50 years. A licensed funeral director, Mr. Waltrip grew up in his family's funeral business and assumed management of the firm in the 1950s. He began buying additional funeral service locations in the 1960s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2016, the network he began had grown to include more than 1,900 funeral service locations and cemeteries. Mr. Waltrip took SCI public in 1969. Mr. Waltrip holds a bachelor's degree in business administration from the University of Houston.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2016, there were 4,367 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2016, we had 189,405,244 shares outstanding, net of 5,998,400 treasury shares.
In 2016 and 2015 we paid quarterly cash dividends totaling $98.4 million and $87.6 million, respectively. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2016		2015
	High	Low	High	Low
First quarter	$25.66	$21.65	$27.04	$22.29
Second quarter	$28.01	$24.49	$30.07	$26.25
Third quarter	$28.67	$25.99	$31.94	$26.64
Fourth quarter	$28.62	$24.90	$29.68	$25.36
Options in our common stock are primarily traded on the Boston Exchange, the Chicago Board Options Exchange, Philadelphia Stock Exchange and the NASDAQ Options Market. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
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
On December 31, 2016, we issued 1,583 deferred common stock equivalents or units pursuant to provisions regarding the receipt of dividends under the Amended and Restated Director Fee Plan to five non-employee directors. These issuances were unregistered as they did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act of 1933, as amended.
Since August 2004, we have repurchased a total of $2.3 billion of common stock at an average cost per share of $12.29. Under our share repurchase program, during the year ended December 31, 2016, we repurchased 8,811,847 shares at an aggregate cost of $227.9 million, which is an average cost per share of $25.87. During the year ended December 31, 2015, we repurchased 12,455,281 shares at an aggregate cost of $345.3 million, which is an average cost per share of $27.72. On November 8, 2016, our Board of Directors increased our repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $366.6 million at December 31, 2016. As discussed in Item 1A, our Bank Credit Agreement contains covenants that may restrict our ability to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2016 — October 31, 2016	—	$—	—	$87,979,735
November 1, 2016 — November 30, 2016	233,635	$25.62	233,635	395,513,217
December 1, 2016 — December 31, 2016	1,035,400	$27.96	1,035,400	366,561,760
	1,269,035		1,269,035
Subsequent to December 31, 2016, we repurchased 1,969,289 shares for $57.1 million at an average cost per share of $29.00.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2012 through December 31, 2016.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$3,031.1	$2,986.0	$2,994.0	$2,550.5	$2,404.4
Net income	$177.3	$234.9	$178.8	$152.6	$155.4
Net income attributable to noncontrolling interests	(0.3)	(1.2)	(6.3)	(5.3)	(1.6)
Net income attributable to common stockholders	$177.0	$233.8	$172.5	$147.3	$153.8
Earnings per share:
Net income attributable to common stockholders
Basic	$0.92	$1.17	$0.82	$0.70	$0.71
Diluted	$0.90	$1.14	$0.81	$0.68	$0.70
Cash dividends declared per share	$0.51	$0.44	$0.34	$0.27	$0.23
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$12,038.1	$11,676.4	$11,923.6	$12,833.6	$9,588.5
Long-term debt (less current maturities), including capital leases	$3,196.6	$3,037.6	$2,963.8	$3,125.5	$1,916.6
Equity	$1,095.2	$1,189.4	$1,377.4	$1,480.2	$1,415.2
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$463.6	$472.2	$317.4	$384.7	$369.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral homes and cemeteries unequaled in geographic scale and reach. At December 31, 2016, we operated 1,502 funeral service locations and 470 cemeteries (including 281 combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and various other related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $10.0 billion backlog of future revenue from both trust and insurance-funded preneed funeral and cemetery sales at December 31, 2016, Preneed arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed funeral sales is deferred until the time of need, sales of preneed cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is fully developed).
Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including: demographic trends including population growth, average age, death rates, and number of deaths.
Our operating results and cash flows could be influenced by our ability to remain relevant to the customer. We provide a variety of unique product and service offerings to meet the needs of our client families allowing a personalized memorialization and celebration of life events. The mix of burial and cremation services could influence operating results, as it influences the average revenue per funeral contract. Our average cremation service revenue is approximately half of the average revenue earned from a burial service. To further enhance cremation revenue opportunities we offer memorialization products and services that specifically appeal to cremation customers. We believe that these additional products and services will help drive increases in the average revenue for a cremation in future periods.

We exercise purchasing power by leveraging our scale impacting local and national levels using our size to positively effect our purchases of goods and services. Operating results and cash flows could be impacted by expense management including controlling salaries, merchandise costs, and other expense categories. Our network of funeral homes and cemeteries allow us to share resources, create cost savings and allows national portability for our customers.
Lastly, economic conditions, legislative and regulatory changes, and tax law changes, which are beyond our control could impact our operating results including cash flow.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $463.6 million in 2016. In addition, as of December 31, 2016, we have $317.3 million in excess borrowing capacity under our Bank Credit Facility. As of December 31, 2016, we have $90.0 million in current maturities of long-term debt, which primarily consists of the current amounts due on the Term Loan and capital leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2016, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2016 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.83
Interest coverage ratio	3.00 (Min)	5.21
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks. The credit agreement consists of a $700.0 million Bank Credit Facility and a $700.0 million Term Loan. We used $550.0 million of the Term Loan due March 2021 and $30.0 million of the Bank Credit Facility due March 2021 to repay $270.0 million outstanding borrowings on the Bank Credit Facility due July 2018 and $310.0 million outstanding borrowings on the Term Loan due July 2018. In April 2016, we drew $170.0 million on our Bank Credit Facility due March 2021, and $150.0 million on our Term Loan due March 2021, to repay our $295.0 million 7.0% Senior Notes due June 2017 and associated transaction costs, which resulted in the recognition of a $21.7 million loss on early on extinguishment of debt.
We believe we have the financial strength and flexibility to reward shareholders through share repurchases and dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
We believe that our unencumbered cash on hand, future operating cash flows, and the available capacity under our bank credit agreement will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and expected minimum operating cash in transit, a portion of our cash on hand is encumbered.
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in acquisitions and new builds. We intend to make acquisitions of funeral service locations and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral service locations. We target businesses with favorable customer categories and/or where we can achieve additional economies of scale.
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.13 per common share at the end of 2016, an 8% increase over 2015. We target a payout ratio of 35% to 45% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the year ended December 31, 2016, we repurchased 8,811,847 shares of common stock at an aggregate cost of $227.9 million, which is an average cost per share of $25.87. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $366.6 million at December 31, 2016. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our Bank Credit Facility contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our repurchase program in the future.
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
Operating Activities
Net cash provided by operating activities was $463.6 million, $472.2 million, and $317.4 million for the years ended December 31, 2016, 2015, and 2014 respectively.
Included in operating cash flows are the following:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Excess tax benefits from share-based awards	$(12.7)	$(18.1)	$(30.1)
Payments related to tax structure changes	$—	$(10.5)	$—
Legal defense fees	$—	$—	$(10.3)
Premium paid on early extinguishment of debt	$(20.5)	$(6.5)	$(24.8)
Acquisition, integration, and system transition costs	$(11.7)	$(6.6)	$(62.2)
Taxes paid on divestitures	$—	$—	$(63.8)
Excluding the above items, cash flow from operations decreased $5.4 million for 2016 versus 2015 and increased $5.3 million for 2015 versus 2014. The 2016 decrease comprises:
•a $19.7 million increase in tax payments,

•	a $15.9 million increase in payroll, and

•	a $21.9 million increase in net trust fund deposits: partially offset by
•a $29.9 million decrease in vendor and other payments,

•	a $7.8 million decrease in cash interest paid, and

•	a $14.4 million increase in cash receipts from customers
The 2015 increase comprises:

•	a $41.0 million increase in cash receipts from customers,

•	a $12.7 million decrease in vendor and other payments, and

•	a $10.6 million decrease in cash interest paid, partially offset by

•	a $51.1 million increase in tax payments, and

•	a $7.9 million increase in payroll.
Investing Activities
Cash flows from investing activities used $216.1 million in 2016 compared to using $166.4 million in 2015 and providing $257.3 million in 2014. The $49.7 million increase from 2016 over 2015 is primarily due to increased capital expenditures and acquisition costs. Partially offsetting these increases, proceeds from divestitures increased $24.5 million in 2016 over 2015. The $423.7 million decrease in 2015 from 2014 is primarily due to the 2014 sales proceeds of divested locations from the required sale of locations under our consent decree with the Federal Trade Commission.
Capital expenditures grew $42.5 million in 2016 compared to 2015 after having increased $6.5 million in 2015 from 2014. The 2016 increase in capital expenditures primarily relates to the development of contemporary cemetery property, which enables our sales force to drive sustainable growth in our preneed cemetery property sales, and the construction of new funeral homes.
Financing Activities
Financing activities used $188.9 million in 2016 compared to using $338.5 million in 2015 and using $538.0 million in 2014.
During 2016 we borrowed $110.1 million, net of repayments. In 2015, we borrowed $54.0 million, net of repayments. In 2014, we repaid $278.2 million of our debt, net of issuances. Outside of payments made when due under the terms of the debt instruments, our major activity in 2014 was to refinance portions of our debt related to the Stewart acquisition.
We spent $227.9 million, $345.3 million, and $242.9 million on share repurchases in 2016, 2015, and 2014, respectively.
Our dividend rate has steadily increased since 2005. We paid $98.4 million, $87.6 million, and $71.5 million of dividends in 2016, 2015, and 2014, respectively.
Proceeds from stock option exercises decreased $14.1 million in 2016 compared to 2015 after decreasing $0.6 million in 2015 compared to 2014.
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2016.

	Payments Due by Period
Contractual Obligations	2017	2018-2019	2020-2021	Thereafter	Total
		(In millions)
Debt maturities (including capital leases)(1) (2) (3)	$94.7	$424.8	$943.0	$1,848.8	$3,311.3
Interest obligation on long-term debt(4)	152.7	279.6	230.2	197.1	859.6
Operating lease agreements(5)	14.2	22.1	16.1	67.7	120.1
Employment and management, consulting, and non-competition agreements(6)	6.5	10.7	5.6	4.3	27.1
Pension obligation(7)	3.4	6.4	5.2	10.0	25.0
Total contractual obligations	$271.5	$743.6	$1,200.1	$2,127.9	$4,343.1

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

(2)	Excludes non-cash net premiums and original issuance discounts recorded on the debt. The unamortized balance of the net premiums and original issuance discounts at December 31, 2016, is $8.3 million.

(3)	Excludes non-cash debt issuance costs on the debt. The unamortized balance of debt issuance costs at December 31, 2016, is $33.0 million.

(4)
Approximately 63% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(5)
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

(6)
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

(7)	See Note 14 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of our pension plans.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2016.

	Expiration by Period
Commercial and Contingent Obligations	2017	2018-2019	2020-2021	Thereafter	Total
		(In millions)
Surety obligations(1)	$169.4	$—	$—	$—	$169.4
Long-term obligations related to uncertain tax positions(2)	235.3	0.3	—	—	235.6
Letters of credit(3)	32.9	—	—	—	32.9
Total commercial and contingent obligations	$437.6	$0.3	$—	$—	$437.9

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $235.6 million as of December 31, 2016. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions. These amounts are reflected in the periods when the statutes of limitations expire.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2016, $32.7 million of our letters of credit were supported by our Bank Credit Facility, which expires in March 2021, and $0.2 million of our letters of credit are outside of our credit facility.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2016, we had unrealized losses of $8.1 million in the various trusts within these states.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on our Consolidated Balance Sheet as Deferred preneed funeral revenue and Deferred preneed cemetery revenue. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	December 31, 2016	December 31, 2015
	(In millions)
Preneed funeral	$118.6	$112.7
Preneed cemetery:
Merchandise and services	141.6	136.7
Pre-construction	7.8	5.9
Bonds supporting preneed funeral and cemetery obligations	268.0	255.3
Bonds supporting preneed business permits	4.5	4.5
Other bonds	18.4	17.9
Total surety bonds outstanding	$290.9	$277.7

When selling preneed funeral and cemetery contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $268.0 million in bonds supporting preneed funeral and cemetery obligations differs from the $169.4 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the year ended December 31, 2016, we had $20.9 million and for each of the years ended December 31, 2015, and 2014, we had $19.6 million of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as trust fund income revenue in our Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2016. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed contracts in our Consolidated Balance Sheet of $116.9 million and $121.5 million as of December 31, 2016 and 2015, respectively.
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

The tables below detail our results of preneed funeral and cemetery production and maturities, excluding insurance contracts. Maturities represent merchandise and service sold on a preneed contract at our funeral homes which is delivered or performed once death has occurred and includes recognized earnings (realized and unrealized).

	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$285.5	$258.3
Sales production (number of contracts)	89,529	83,060
Maturities(1)	$239.4	$237.9
Maturities (number of contracts)	65,047	64,560
Cemetery:
Sales production:
Preneed	$800.3	$769.3
Atneed	305.7	304.4
Total sales production	$1,106.0	$1,073.7
Sales production deferred to backlog:
Preneed	$369.3	$336.1
Atneed	227.7	226.0
Total sales production deferred to backlog	$597.0	$562.1
Revenue recognized from backlog:
Preneed	$294.6	$255.7
Atneed	226.3	222.8
Total revenue recognized from backlog	$520.9	$478.5

(1)
Funeral home matured preneed revenue represents merchandise and services sold on a preneed contract through one of our funeral homes and delivered or performed once death has occurred and includes fees charged by our wholly-owned registered investment advisor.

Insurance-funded Preneed Contracts
Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as revenue when the insurance purchase transaction between the customer and third-party insurance provider is complete. Direct selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. As the insurance contract is between the insurance company and the customer, we do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet.
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

The table below details the results of insurance-funded preneed production and maturities and the number of contracts associated with those transactions.

	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$552.0	$543.8
Sales production (number of contracts)	90,395	90,609
General agency revenue	$135.8	$137.0
Maturities	$323.2	$318.3
Maturities (number of contracts)	55,085	55,615

(1)	Amounts are not included in our Consolidated Balance Sheet.
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at December 31, 2016 and 2015. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2016 and 2015. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.
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

	December 31, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred preneed funeral revenue	$0.58	$0.58	$0.56	$0.56
Deferred preneed funeral receipts held in trust	1.54	1.52	1.51	1.56
	2.12	2.10	2.07	2.12
Allowance for cancellation on trust investments	(0.12)	(0.12)	(0.16)	(0.16)
Backlog of trust-funded preneed funeral revenue	2.00	1.98	1.91	1.96
Backlog of insurance-funded preneed revenue (1)	5.37	5.37	5.10	5.10
Total backlog of preneed funeral revenue	$7.37	$7.35	$7.01	$7.06

Preneed funeral receivables, net and trust investments	$1.82	$1.80	$1.76	$1.81
Allowance for cancellation on trust investments	(0.11)	(0.11)	(0.15)	(0.15)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	1.71	1.69	1.61	1.66
Insurance policies associated with insurance-funded deferred preneed revenue, net of estimated allowance for cancellation (1)	5.37	5.37	5.10	5.10
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$7.08	$7.06	$6.71	$6.76

	December 31, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred preneed cemetery revenue	$1.15	$1.15	$1.12	$1.12
Deferred preneed cemetery receipts held in trust	1.56	1.53	1.46	1.51
	2.71	2.68	2.58	2.63
Allowance for cancellation on trust investments	(0.13)	(0.13)	(0.11)	(0.11)
Total backlog of deferred cemetery revenue	$2.58	$2.55	$2.47	$2.52

Preneed cemetery receivables, net and trust investments	$2.49	$2.46	$2.32	$2.37
Allowance for cancellation on trust investments	(0.14)	(0.14)	(0.12)	(0.12)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.35	$2.32	$2.20	$2.25
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, reported net asset values, and appraisals. As of December 31, 2016, the difference between the backlog and asset market amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.06 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets.
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
As of December 31, 2016, 87% of our trusts were under the control and custody of three large financial institutions engaged as preferred trustees. The U.S. trustees primarily use common trust fund structures as the investment vehicle for their trusts. Through the common trust fund structure, each respective trustee manages the allocation of assets through individual managed accounts or institutional mutual funds. In the event a particular state prohibits the use of a common trust fund as a qualified investment, the trustee utilizes institutional mutual funds. The U.S. trusts include a modest allocation to alternative investments, which are comprised primarily of private equity and real estate investments. These investments are structured as limited liability companies (LLCs) and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Mutual Funds. The trust funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including U.S. equities, non-U.S. equities, corporate bonds, government bonds, high yield bonds, and commodities and are governed by guidelines outlined in their individual prospectuses.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2016, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Investment Performance
The trust fund returns recognized over a period of years from these investment assets can be volatile. During the year ended December 31, 2016, the Standard and Poor’s 500 Index increased 12% and the Barclay’s Aggregate Index increased 2.7% and the combined SCI trust assets increased 7.9%.
SCI, its trustees, and the investment advisor continue to monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, will take prudent action as needed to achieve the investment goals and objectives of the trusts.

Results of Operations — Years Ended December 31, 2016, 2015, and 2014
Management Summary
In 2016, we reported consolidated net income attributable to common stockholders of $177.0 million ($0.90 per diluted share) compared to net income attributable to common stockholders in 2015 of $233.8 million ($1.14 per diluted share) and net income attributable to common stockholders in 2014 of $172.5 million ($0.81 per diluted share). These results were impacted by certain significant items that impacted earnings, including:

	2016	2015	2014
	(In millions)
Pre-tax (losses) gains from divestitures and impairment, net (1)	$(26.8)	$6.0	$113.5
Pre-tax losses from the early extinguishment of debt	$(22.5)	$(6.9)	$(29.7)
Pre-tax acquisition and integration costs	$(5.5)	$(3.0)	$(45.5)
Pre-tax expenses related to system transition costs	$(12.0)	$(3.8)	$(9.5)
Pre-tax pension termination settlement	$(5.6)	$—	$—
Pre-tax expenses related to legal defense fees	$—	$—	$(12.4)
Tax benefit (provision) from above items	$17.2	$2.3	$(77.8)
Change in certain tax reserves	$(20.9)	$(3.0)	$(3.2)

(1)	Includes Net (loss) income from discontinued operations and the portion of noncontrolling interest related to divestitures.
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue, lower interest expense, and effective management of our back office overhead were partially offset by lower funeral services performed and increases in cemetery administrative and maintenance costs.
Funeral Results

	2016	2015	2014
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,868.9	$1,888.8	$1,920.5
Less: revenue associated with acquisitions/new construction	22.3	6.3	—
Less: revenue associated with divestitures	30.7	45.9	111.2
Comparable[1] funeral revenue	1,815.9	1,836.6	1,809.3
Less: Comparable recognized preneed revenue	109.8	97.4	85.3
Less: Comparable general agency revenue	130.2	131.4	116.3
Less: Other revenue	(4.4)	(1.7)	(0.5)
Adjusted comparable funeral revenue	$1,580.3	$1,609.5	$1,608.2
Comparable services performed	300,028	308,462	306,129
Comparable average revenue per service[2]	$5,267	$5,218	$5,253

Consolidated funeral gross profit	$364.2	$393.2	$409.7
Less: gross profit (loss) associated with acquisitions/new construction	3.0	—	—
Less: gross profit associated with divestitures	3.6	4.4	21.5
Comparable[1] funeral gross profit	$357.6	$388.8	$388.2

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2015 and ending December 31, 2016.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue

Consolidated revenue from funeral operations was $1,868.9 million for the year ended December 31, 2016 compared to $1,888.8 million for the same period in 2015. This decrease is primarily attributable to a $20.7 million decrease in comparable revenue as described below.
Comparable revenue from funeral operations was $1,815.9 million for the year ended December 31, 2016 compared to $1,836.6 million for the same period in 2015. This decrease was primarily due to a 2.7% decrease in comparable services performed, impacted by an unusually strong flu season in the first half of 2015. This decrease was partially offset by a $12.4 million increase in recognized preneed revenue driven by an increase in both the number of contracts sold through our non-funeral home channel and the average price per contract.
The decrease in services performed comprises a 3.2% decrease in services performed by our funeral homes partially offset by a 2.4% increase in cremation services performed by our non-funeral home channel.
Average revenue per funeral service increased 0.9% for the year ended December 31, 2016 compared to the same period in 2015. Organic growth at the customer level of 2.7% was largely offset by the increase in our cremation mix, lower trust fund income, and an unfavorable Canadian currency impact. Our total comparable cremation rate increased to 52.4% in 2016 from 51.7% in 2015 as a result of an increase in both direct cremations and cremations with service.
Consolidated revenue from funeral operations decreased $31.7 million in 2015 compared to 2014. This decrease is primarily attributable to the loss of $65.3 million in revenue contributed by properties that have been subsequently divested partially offset by a $12.1 million increase in comparable recognized preneed revenue, a $15.1 million increase in comparable general agency revenue, $6.3 million in revenue contributed by acquired properties, and a 0.8% increase in comparable services performed. Our comparable cremation rate increased to 51.7% in 2015 from 50.9% in 2014 as a result of an increase in direct cremations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $29.0 million, or 7.4% in 2016 compared to 2015. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $31.2 million. The decline in higher margin revenue from funeral services performed by our funeral homes, increases in selling costs associated with our preneed selling efforts, and inflationary increases in fixed costs were partially offset by increased gross profit from recognized preneed revenue.
Consolidated funeral gross profit decreased $16.5 million, or 4.0%, in 2015 as compared to 2014 primarily attributable to the loss of $17.1 million in revenue contributed by properties that have been subsequently divested partially offset by a $0.6 million increase in comparable gross profit.
Cemetery Results

	2016	2015	2014
	(In millions)
Consolidated cemetery revenue	$1,162.3	$1,097.2	$1,073.5
Less: revenue associated with acquisitions/new construction	9.5	5.5	—
Less: revenue associated with divestitures	0.2	1.3	35.6
Comparable[1] cemetery revenue	$1,152.6	$1,090.4	$1,037.9

Consolidated cemetery gross profit	$312.2	$281.4	$266.0
Less: gross profit associated with acquisitions/new construction	2.9	1.8	—
Less: gross (loss) profit associated with divestitures	(0.9)	0.2	5.6
Comparable[1] cemetery gross profit	$310.2	$279.4	$260.4

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2015 and ending December 31, 2016.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $65.1 million, or 5.9%, in 2016 compared to 2015 primarily attributable to the $62.2 million increase in comparable revenue. The increase in comparable revenue is primarily the result of a $48.2 million increase in recognized preneed revenue, higher preneed property production, and an increase in cash distributions of capital gains received from perpetual care trusts.
Consolidated revenue from our cemetery operations increased $23.7 million, or 2.2%, in 2015 compared to 2014 primarily as a result of the increase in comparable revenue of $52.5 million partially offset by the loss of $34.3 million in properties that have been subsequently divested. Comparable cemetery revenue increased $52.5 million, or 5.1%, primarily as a result of an increase in preneed property sales recognition, which was partially offset by an expected decrease in trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $30.8 million, or 10.9%, in 2016 compared to 2015 as a result of the increase in comparable gross profit. The comparable gross profit increase was driven by growth in recognized preneed and atneed revenue and higher preneed production of developed and completed cemetery property, partially offset by increased selling commissions from higher sales production and increases in cemetery administrative and maintenance costs.
Consolidated cemetery gross profit increased $15.4 million, or 5.8%, in 2015 compared to 2014. This increase is the result of the increase in comparable gross profit of $19.0 million, or 7.3% partially offset by the loss of $5.4 million in properties that have been subsequently divested.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $137.7 million in 2016 compared to $130.8 million in 2015 and $184.7 million in 2014. The 2016 amounts include $5.5 million of acquisition costs, $12.0 million in system transition costs primarily related to the 2016 implementation of a new general ledger system, and $5.6 million related to a pension termination settlement. The 2015 amounts include $6.7 million in acquisition and integration and system transition costs. The 2014 amounts included $45.5 million in acquisition and transition costs primarily related to Stewart, $12.3 million in legal settlements and defense fees related to the settlement of the Eden matter and $9.5 million in system transition costs. Excluding these costs, general and administrative expenses decreased $9.5 million in 2016 compared to 2015 as we effectively managed our back office overhead expenses, after increasing $6.7 million in 2015 compared to 2014 due to higher legal costs.
Losses (Gains) on Divestitures and Impairment Charges, Net
In 2016, we recognized a $26.8 million net pre-tax loss on asset divestitures and impairments. This loss includes $31.2 million of impairment charges related to the divestiture of certain funeral homes in Los Angeles, California in November 2016.
In 2015, we recognized a $6.5 million net pre-tax gain on asset divestitures and impairments primarily as the result of asset divestitures, partially offset by impairment losses associated with non-strategic funeral and cemetery locations in the United States and Canada.
In 2014, we recognized a $116.6 million net pre-tax gain on asset divestitures and impairments primarily as a result of the required Federal Trade Commission divestitures on funeral and cemetery locations in the United States as a result of the Stewart acquisition.
Interest Expense
Interest expense decreased $10.8 million to $162.1 million in 2016 compared to $172.9 million in 2015 as we benefited from the debt refinancings over the past year by lowering interest on our Senior Notes and increasing our proportion of lower rate variable debt.
Interest expense decreased $4.7 million to $172.9 million in 2015 compared to $177.6 million in 2014. The decrease in interest expense is primarily due to the refinancing of our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019 in the first half of 2014. We also refinanced our 6.75% Senior Notes due April 2016 in August 2015.
Losses on Early Extinguishment of Debt, Net
During 2016, we paid an aggregate of $310.0 million on our Term Loan due July 2018, $295.0 million on our 7.0% Senior Notes due 2017, $280.0 million on our Bank Credit Facility due July 2018, $26.3 million on our Term Loan due March 2021, and $10.0 million on our Bank Credit Facility due March 2021. Certain of the above transactions resulted in the recognition of a loss of $22.5 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
During 2015, we paid an aggregate of $197.4 million on our 6.75% Senior Notes due April 2016, $100.0 million on our Bank Credit Facility, and $60.0 million on our Term Loan due July 2018. Certain of the above transactions resulted in the recognition of a loss of $6.9 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
During 2014, we recognized a $29.2 million loss on early extinguishment of debt as we took advantage of historically low interest rates to refinance our 6.75% Senior Notes due 2015, our 6.5% Senior Notes due 2019, and our 7.0% Senior Notes due 2019.

Provision for Income Taxes
The 2016 consolidated effective tax rate was 45.7%, compared to 36.5% and 56.1% in 2015 and 2014, respectively. The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized, and non-deductible goodwill resulting from gains on divestitures. The higher effective tax rate for the twelve months ended December 31, 2014 was primarily due to the non-deductible goodwill resulting from the gains on required divestitures associated with the Stewart acquisition.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 196.0 million in 2016, compared to 204.5 million in 2015, and 214.2 million in 2014. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program.
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
Revenue Recognition
Funeral revenue is recognized when funeral merchandise is delivered or funeral services are performed. Merchandise delivery and service performance generally take place shortly after the time of need. Delivery of some preneed items, primarily certain memorial merchandise and travel protection, are delivered prior to the time of need. We refer to these items as recognized preneed revenue. Our trade receivables primarily consist of amounts due for funeral services already performed.
Revenue associated with cemetery merchandise and services is recognized when merchandise is delivered or the service is performed. For non-personalized merchandise (such as vaults) and services, we defer the revenue until the merchandise is delivered and the services are performed, generally after the time of need. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. Preneed sales of cemetery interment rights (cemetery burial property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.2% to 5.7% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.

In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2016 or 2015.
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
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2016 or 2015.
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
Loss Contract Analysis
We perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we may record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2016, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.

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
Allowances. We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, as well as for our preneed funeral and preneed cemetery deferred revenue. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenue that may be canceled in their first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.
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
At December 31, 2016 and 2015, U.S. income taxes had not been provided on $308.6 million and $259.8 million, respectively, of the remaining undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
We have reached an agreement in principle with the IRS to resolve the issues under audit with respect to tax years 1999 through 2005 which cleared the Joint Committee on Taxation without change on February 7, 2017. Final resolution with the IRS is subject to, among other things, the execution of certain agreements and the closing of the case. There can be no assurance that the resolution will be finalized on the terms currently contemplated, or at all. Additionally, SCI and Subsidiaries received a letter of no change to its federal tax liability for the tax years 2008-2010, and its tax years 2006-2007 remain under audit as a result of carryback claims. Our Canadian affiliate, Service Corporation International Canada ULC, concluded the audit of its Canadian income tax returns during 2016 for the years 2010-2012 with no material impact. Furthermore, we are under audit by various state jurisdictions for years 2000 through 2015.
It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months as a result of the agreement in principle reached with the IRS on the audit with respect to tax years 1999 through 2005. However, due to the uncertainty regarding the timing and amount of the final resolution on this specific audit and possible outcomes on the other outstanding audits, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.
Pension cost. Our pension plans are frozen with no benefits accruing to participants except interest. Pension costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic pension cost were 3.96% and 2.47% as of December 31, 2016 and 2015, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index.
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
As of December 31, 2016, reported losses for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2016 were approximately $523.3 million over 25.7 years. The selected fully developed ultimate settlement value estimated was $578.9 million for the same period. Paid losses were $500.9 million indicating a reserve requirement of $78.0 million.
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
Cost and market values as of December 31, 2016 are presented in Notes 3, 4, and 5 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2016 and 2015, approximately 63% and 76%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.68% and 5.18%, respectively. The fair value of our debt was $162.7 million more than its carrying value at December 31, 2016. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $3.0 million. See Note 9 and 10 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2016 and 2015, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $4.1 million for each of the years ended December 31, 2016 and 2015.
At December 31, 2016, approximately 6% of our stockholders’ equity and debt and 10% of our operating income was denominated in the Canadian dollar. Approximately 5% of our stockholders’ equity and debt and 9% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2015. We do not have an investment in foreign operations considered to be in highly inflationary economies.

Item 8.	Financial Statements and Supplementary Data.
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Service Corporation International
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Service Corporation International and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Houston, Texas
February 15, 2017

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenue	$3,031,137	$2,986,041	$2,994,011
Costs and expenses	(2,354,703)	(2,311,452)	(2,318,326)
Gross profit	676,434	674,589	675,685
General and administrative expenses	(137,730)	(130,813)	(184,749)
(Losses) gains on divestitures and impairment charges, net	(26,819)	6,522	116,613
Operating income	511,885	550,298	607,549
Interest expense	(162,093)	(172,897)	(177,571)
Losses on early extinguishment of debt, net	(22,503)	(6,918)	(29,158)
Other (expense) income, net	(631)	(132)	1,780
Income from continuing operations before income taxes	326,658	370,351	402,600
Provision for income taxes	(149,353)	(135,027)	(225,980)
Income from continuing operations	177,305	235,324	176,620
Net (loss) income from discontinued operations, net of tax	—	(390)	2,186
Net income	177,305	234,934	178,806
Net income attributable to noncontrolling interests	(267)	(1,162)	(6,337)
Net income attributable to common stockholders	$177,038	$233,772	$172,469
Basic earnings per share:
Net income attributable to common stockholders	$0.92	$1.17	$0.82
Basic weighted average number of shares	193,086	200,356	210,741
Diluted earnings per share:
Net income attributable to common stockholders	$0.90	$1.14	$0.81
Diluted weighted average number of shares	196,042	204,450	214,200
Dividends declared per share	$0.51	$0.44	$0.34

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$177,305	$234,934	$178,806
Other comprehensive income:
Foreign currency translation adjustments	10,331	(53,283)	(32,096)
Reclassification of foreign currency translation adjustments to discontinued operations	—	—	3,114
Total comprehensive income	187,636	181,651	149,824
Total comprehensive income attributable to noncontrolling interests	(270)	(1,129)	(6,382)
Total comprehensive income attributable to common stockholders	$187,366	$180,522	$143,442
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$194,986	$134,599
Receivables, net	98,455	90,462
Inventories	26,431	27,835
Other	34,524	47,155
Total current assets	354,396	300,051
Preneed funeral receivables, net and trust investments	1,817,445	1,760,297
Preneed cemetery receivables, net and trust investments	2,487,720	2,318,167
Cemetery property	1,776,935	1,753,015
Property and equipment, net	1,827,587	1,846,722
Goodwill	1,799,081	1,796,340
Deferred charges and other assets	567,520	582,378
Cemetery perpetual care trust investments	1,407,465	1,319,427
Total assets	$12,038,149	$11,676,397
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$439,936	$422,816
Current maturities of long-term debt	89,974	86,823
Income taxes payable	7,960	1,373
Total current liabilities	537,870	511,012
Long-term debt	3,196,616	3,037,605
Deferred preneed funeral revenue	581,280	557,897
Deferred preneed cemetery revenue	1,150,137	1,120,001
Deferred tax liability	454,638	470,584
Other liabilities	510,322	496,947
Deferred preneed receipts held in trust	3,103,796	2,973,386
Care trusts’ corpus	1,408,243	1,319,564
Commitments and contingencies (Note 11)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 195,403,644 and 200,859,676 shares issued, respectively, and 189,405,244 and 195,772,876 shares outstanding, respectively	189,405	195,773
Capital in excess of par value	990,203	1,092,106
Accumulated deficit	(103,387)	(109,351)
Accumulated other comprehensive income	16,492	6,164
Total common stockholders’ equity	1,092,713	1,184,692
Noncontrolling interests	2,534	4,709
Total equity	1,095,247	1,189,401
Total liabilities and equity	$12,038,149	$11,676,397
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Cash flows from operating activities:
Net income	$177,305	$234,934	$178,806
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	390	(2,186)
Losses on early extinguishment of debt, net	22,503	6,918	29,158
Premiums paid on early extinguishment of debt	(20,524)	(6,549)	(24,804)
Depreciation and amortization	147,233	141,456	140,002
Amortization of intangible assets	30,956	31,459	36,640
Amortization of cemetery property	66,745	62,407	60,439
Amortization of loan costs	5,826	9,434	8,825
Provision for doubtful accounts	10,776	6,083	7,376
Provision for deferred income taxes	7,490	18,048	129,671
Losses (gains) on divestitures and impairment charges, net	26,819	(6,522)	(116,613)
Share-based compensation	14,056	13,843	13,127
Excess tax benefits from share-based awards	(12,685)	(18,123)	(30,123)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(14,198)	464	(18,644)
Decrease (increase) in other assets	17,855	2,457	(11,013)
Increase (decrease) in payables and other liabilities	47,888	20,567	(12,038)
Effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables, net and trust investments	17,506	24,918	30,357
Increase (decrease) in deferred preneed funeral revenue	9,329	6,199	(23,069)
Decrease in deferred preneed receipts held in trust	(41,607)	(52,946)	(52,869)
Effect of preneed cemetery production and maturities:
Increase in preneed cemetery receivables, net and trust investments	(90,900)	(73,038)	(43,964)
Increase in deferred preneed cemetery revenue	25,446	60,960	54,049
Increase (decrease) in deferred preneed receipts held in trust	15,776	(11,173)	(34,664)
Other	—	—	(108)
Net cash provided by operating activities from continuing operations	463,595	472,186	318,355
Net cash used in operating activities from discontinued operations	—	—	(1,000)
Net cash provided by operating activities	463,595	472,186	317,355
Cash flows from investing activities:
Capital expenditures	(193,446)	(150,986)	(144,499)
Acquisitions, net of cash acquired	(69,146)	(41,258)	(15,336)
Proceeds from divestitures and sales of property and equipment	41,310	16,772	424,383
Net withdrawals (deposits) of restricted funds and other	5,150	8,066	(12,225)
Net cash (used in) provided by investing activities from continuing operations	(216,132)	(167,406)	252,323
Net cash provided by investing activities from discontinued operations	—	987	4,963
Net cash (used in) provided by investing activities	(216,132)	(166,419)	257,286
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,060,000	446,250	755,000
Debt issuance costs	(5,232)	(6,025)	(10,500)
Payments of debt	(36,414)	(160,220)	(230,561)
Early extinguishment of debt	(875,110)	(197,377)	(762,764)
Principal payments on capital leases	(33,119)	(28,601)	(29,380)
Proceeds from exercise of stock options	17,662	31,809	32,376
Excess tax benefits from share-based awards	12,685	18,123	30,123
Purchase of Company common stock	(227,928)	(345,261)	(242,874)
Payments of dividends	(98,418)	(87,570)	(71,517)
Purchase of noncontrolling interest	(1,961)	(2,075)	(15,000)
Bank overdrafts and other	(1,095)	(7,531)	7,130
Net cash used in financing activities	(188,930)	(338,478)	(537,967)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Net change in cash of discontinued operations	—	—	1,361
Effect of foreign currency	1,854	(10,025)	(2,284)
Net increase (decrease) in cash and cash equivalents	60,387	(42,736)	35,751
Cash and cash equivalents at beginning of period	134,599	177,335	141,584
Cash and cash equivalents at end of period	$194,986	$134,599	$177,335
(See notes to consolidated financial statements)

Table of Contents
SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2013	$212,327	$(10)	$1,259,348	$(90,026)	$88,441	$10,148	$1,480,228
Comprehensive income	—	—	—	172,469	(29,027)	6,382	149,824
Dividends declared on common stock ($.34 per share)	—	—	(71,517)	—	—	—	(71,517)
Stock option exercises	3,642	—	29,495	—	—	—	33,137
Restricted stock award, net of forfeitures and other	352	—	(352)	—	—	—	—
Employee share-based compensation earned	—	—	13,127	—	—	—	13,127
Purchase of Company common stock	—	(11,537)	(67,796)	(164,302)	—	—	(243,635)
Tax benefits of share-based awards	—	—	30,123	—	—	—	30,123
Purchase of noncontrolling interest	—	—	(7,441)	—	—	(7,559)	(15,000)
Noncontrolling interest payments	—	—	—	—	—	(319)	(319)
Retirement of treasury shares	(10,956)	10,956	—	—	—	—	—
Other	93	—	1,317	—	—	—	1,410
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378

Comprehensive income	—	—	—	233,772	(53,250)	1,129	181,651
Dividends declared on common stock ($.44 per share)	—	—	(87,570)	—	—	—	(87,570)
Stock option exercises	3,054	—	28,877	—	—	—	31,931
Restricted stock awards, net of forfeitures	254	(9)	(245)	—	—	—	—
Employee share-based compensation earned	—	—	13,843	—	—	—	13,843
Purchase of Company common stock	—	(12,455)	(71,664)	(261,264)	—	—	(345,383)
Tax benefits related to share-based awards	—	—	18,123	—	—	—	18,123
Purchase of noncontrolling interest	—	—	2,775	—	—	(4,850)	(2,075)
Noncontrolling interest payments	—	—	—	—	—	(222)	(222)
Retirement of treasury shares	(7,969)	7,969	—	—	—	—	—
Other	62	—	1,663	—	—	—	1,725
Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401

Comprehensive income	—	—	—	177,038	10,328	270	187,636
Dividends declared on common stock ($.51 per share)	—	—	(98,418)	—	—	—	(98,418)
Stock option exercises	2,108	—	15,554	—	—	—	17,662
Restricted stock awards, net of forfeitures	241	(1)	(240)	—	—	—	—
Employee share-based compensation earned	—	—	14,056	—	—	—	14,056
Purchase of Company common stock	—	(8,812)	(48,042)	(171,074)	—	—	(227,928)
Tax benefits related to share-based awards	—	—	12,685	—	—	—	12,685
Purchase of noncontrolling interest	—	—	364	—	—	(2,325)	(1,961)
Noncontrolling interest payments	—	—	—	—	—	(120)	(120)
Retirement of treasury shares	(7,901)	7,901	—	—	—	—	—
Other	96	—	2,138	—	—	—	2,234
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries operating in the United States and Canada. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, travel protection, and burial openings and closings, are sold at our cemeteries.

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
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. For the year 2016, we recorded in General and administrative expenses an out-of-period expense of $5.5 million for previously improperly capitalized acquisition costs. Such amounts are immaterial to both current and prior period financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts
Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our funeral and cemetery preneed and atneed receivables as well as for our preneed funeral and preneed cemetery deferred revenue. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is 180 days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, relocation, and demographic or competitive changes in our areas of operation.
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or market. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Amortization expense for cemetery property was $66.7 million, $62.4 million, and $60.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $147.2 million, $141.5 million, and $140.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have lease arrangements related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2016. Lease terms related to funeral service locations generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 11.
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.2% to 5.7% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2016 or 2015. For more information related to goodwill, see Note 7.
Other Intangible Assets
Our intangible assets include customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Our trademark and tradenames and certain other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
Our intangible assets impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.

In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2016 or 2015.
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. In 2016, we canceled 7.9 million shares of common stock held in our treasury. We canceled 8.0 million and 11.0 million shares of common stock held in our treasury in 2015 and 2014, respectively. These retired treasury shares were changed to authorized but unissued status.
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
Funeral Operations
Revenue is recognized when funeral merchandise is delivered or funeral services are performed. We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Travel protection and certain memorialization merchandise sold on a preneed basis is delivered to the customer at the time of sale and is recognized at the time delivery has occurred. While these items are sold as part of preneed funeral arrangements they are also offered on a stand-alone basis. The total consideration received for these arrangements is allocated to each item based on relative selling price determined using either vendor specific objective evidence of the selling price or third-party evidence of selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. Third-party evidence of selling price is based on the price of our largely interchangeable products that are sold in stand-alone sales to similarly situated customers. There is no general right of return for delivered items.
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
Cemetery Operations
Revenue associated with sales of cemetery merchandise and services is recognized when merchandise is delivered or the service is performed. Revenue associated with sales of preneed cemetery property interment rights is deferred until the property is constructed and a minimum of 10% of the sales price is collected. For non-personalized merchandise (such as vaults) and services, we defer the revenue until the merchandise is delivered or the services are performed. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. The total consideration received for these arrangements is allocated to each item based on relative selling price determined using vendor specific objective evidence of the selling price. Vendor specific objective evidence of the selling price is determined based on the price we sell the items for on a stand-alone basis. There is no general right of return for delivered items.
Pursuant to state or provincial law, all or a portion of the proceeds from cemetery merchandise or services sold on a preneed basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and services trusts until the associated merchandise is delivered or services are performed.
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed to us regularly, are recognized in current cemetery revenue, and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn.
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
Income Taxes
We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets and we could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period. All deferred tax assets and liabilities, along with any related valuation allowances are classified as non-current on our Consolidated Balance Sheet.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued"Revenue from Contracts with Customers,"which replaces most existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard will also result in enhanced revenue related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental selling costs to the period in which the underlying revenue is recognized.
The new standard will be effective for us beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We have not fully determined the impact on the new standard on our consolidated results of operations, consolidated financial position, and cash flows. However, we believe the standard primarily impacts the manner in which we recognize certain nonrefundable up-front fees and incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental selling costs will be deferred and amortized by specific identification to the delivery of the underlying goods and services.
We will continue to expense costs to acquire new preneed funeral insurance contracts in the period incurred. The insurance contracts are not and will not be reflected in our Consolidated Balance Sheet because they do not represent assets or liabilities as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us after the time of need.
Inventory
In July 2015, the FASB amended "Inventory" to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for us on January 1, 2017 and adoption did not materially impact our consolidated results of operations, consolidated financial position, and cash flows.
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
Stock Compensation
In March 2016, the FASB amended "Stock Compensation" to simplify certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for us on January 1, 2017. If we had adopted this amendment for the year ended December 31, 2016, Net cash provided by operating activities and Net cash used in financing activities would have both increased by $12.7 million and our Provision for income taxes would have decreased by $12.7 million.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflect changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayment and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on company-owned life insurance. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact of adoption on our consolidated statement of cash flows.
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. Amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The new guidance is effective for us on January 1, 2020, and we are evaluating the impact on our consolidated results of operations, consolidated financial position, and cash flows.

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
The table below sets forth certain investment-related activities associated with our preneed funeral merchandise and service trusts for the years ended December 31:

	2016	2015	2014
		(In thousands)
Deposits	$121,668	$121,109	$102,553
Withdrawals	$157,549	$160,135	$131,352
Purchases of available-for-sale securities(1)	$377,813	$453,092	$1,238,257
Sales of available-for-sale securities(1)	$387,959	$458,236	$1,318,512

(1)	The higher level of activity in 2014 was the result of changing the legal structure of the trust investments.

The components of Preneed funeral receivables, net and trust investments in our Consolidated Balance Sheet at December 31 were as follows:

	2016	2015
	(In thousands)
Trust investments, at market	$1,152,752	$1,109,394
Cash and cash equivalents	122,517	134,642
Assets associated with businesses held for sale	—	(39)
Insurance-backed fixed income securities	271,248	271,116
Trust investments	1,546,517	1,515,113
Receivables from customers	312,556	290,689
Unearned finance charge	(12,562)	(11,235)
	1,846,511	1,794,567
Allowance for cancellation	(29,066)	(34,270)
Preneed funeral receivables, net and trust investments	$1,817,445	$1,760,297

The activity in Preneed funeral receivables, net and trust investments for the years ended December 31 was as follows:

	2016	2015	2014
		(In thousands)
Beginning balance — Preneed funeral receivables and trust investments	$1,760,297	$1,843,023	$1,870,243
Net preneed contract sales	296,896	283,927	247,994
Cash receipts from customers, net of refunds	(246,436)	(234,413)	(211,830)
Deposits to trust	121,668	121,109	102,553
Acquisitions (divestitures) of businesses, net	3,560	1,400	(19,203)
Net undistributed investment earnings (losses) (1)	65,954	(38,510)	22,480
Maturities and distributed earnings	(193,604)	(200,635)	(162,059)
Change in cancellation allowance	5,295	2,787	7,644
Effect of foreign currency and other	3,815	(18,391)	(14,799)
Ending balance — Preneed funeral receivables and trust investments	$1,817,445	$1,760,297	$1,843,023

(1)	Includes both realized and unrealized investment earnings.
The cost and market values associated with our funeral merchandise and service trust investments recorded at fair value at December 31, 2016 and 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2016
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$75,245	$317	$(557)	$75,005
Canadian government	2	55,752	272	(42)	55,982
Corporate	2	12,702	177	(92)	12,787
Residential mortgage-backed	2	29	1	—	30
Asset-backed	2	58	—	(3)	55
Equity securities:
Preferred stock	2	1,428	81	(39)	1,470
Common stock:
United States	1	334,854	49,785	(11,525)	373,114
Canada	1	11,853	2,592	(263)	14,182
Other international	1	25,761	1,824	(3,167)	24,418
Mutual funds:
Equity	1	313,132	7,780	(26,842)	294,070
Fixed income	1	92,760	1,344	(7,368)	86,736
Other	3	4,079	1,214	(17)	5,276
Trust investments, at fair value		927,653	65,387	(49,915)	943,125
Fixed income commingled funds		168,959	3,177	(1,167)	170,969
Private equity		40,892	2,956	(5,190)	38,658
Trust investments, at net asset value		209,851	6,133	(6,357)	209,627
Trust investments, at market		$1,137,504	$71,520	$(56,272)	$1,152,752

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$64,140	$89	$(1,270)	$62,959
Canadian government	2	56,975	323	(55)	57,243
Corporate	2	18,983	235	(284)	18,934
Residential mortgage-backed	2	1,299	29	(22)	1,306
Asset-backed	2	5	—	—	5
Equity securities:
Preferred stock	2	1,951	41	(158)	1,834
Common stock:
United States	1	344,544	30,885	(19,149)	356,280
Canada	1	11,882	2,651	(1,077)	13,456
Other international	1	32,193	2,636	(3,907)	30,922
Mutual funds:
Equity	1	324,231	1,263	(43,975)	281,519
Fixed income	1	155,893	154	(13,092)	142,955
Other	3	3,687	1,069	—	4,756
Trust investments, at fair value		1,015,783	39,375	(82,989)	972,169
Fixed income commingled funds		102,063	228	(1,103)	101,188
Private equity		38,724	3,780	(6,467)	36,037
Trust investments, at net asset value		140,787	4,008	(7,570)	137,225
Trust investments, at market		$1,156,570	$43,383	$(90,559)	$1,109,394
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks' notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of December 31, 2016, our unfunded commitment for our private equity and other investments was $31.8 million which, if called, would be funded by the assets of the trusts.

The change in our market-based funeral merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Fair value, beginning balance at January 1	$4,756	$4,891	$801
Net unrealized gains (losses) included in Accumulated other comprehensive income(1)	478	(167)	876
Purchases	89	32	3,214
Sales	(47)	—	—
Fair value, ending balance at December 31	$5,276	$4,756	$4,891

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

Maturity dates of our fixed income securities range from 2017 to 2041. Maturities of fixed income securities at December 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$76,744
Due in one to five years	27,298
Due in five to ten years	31,374
Thereafter	8,443
$143,859
Earnings from all our funeral merchandise and service trust investments are recognized in funeral revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue. Recognized earnings (realized and unrealized) related to our funeral merchandise and service trust investments were $49.9 million, $52.9 million, and $62.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
We have determined that the remaining unrealized losses in our funeral merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our funeral merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2016 and 2015, are shown in the following tables.

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$25,996	$(557)	$—	$—	$25,996	$(557)
Canadian government	2,847	(30)	191	(12)	3,038	(42)
Corporate	1,710	(15)	3,560	(77)	5,270	(92)
Asset-backed	—	—	55	(3)	55	(3)
Equity securities:
Preferred stock	125	(17)	98	(22)	223	(39)
Common stock:
United States	87,059	(8,149)	14,939	(3,376)	101,998	(11,525)
Canada	2,832	(254)	482	(9)	3,314	(263)
Other international	5,390	(1,301)	7,368	(1,866)	12,758	(3,167)
Mutual funds:
Equity	108,109	(5,080)	127,273	(21,762)	235,382	(26,842)
Fixed income	34,120	(817)	31,654	(6,551)	65,774	(7,368)
Other	26	(2)	1,160	(15)	1,186	(17)
Trust investments, at fair value	268,214	(16,222)	186,780	(33,693)	454,994	(49,915)
Fixed income commingled funds	75,041	(687)	17,656	(480)	92,697	(1,167)
Private equity	693	(481)	22,812	(4,709)	23,505	(5,190)
Trust investments, at net asset value	75,734	(1,168)	40,468	(5,189)	116,202	(6,357)
Total temporarily impaired securities	$343,948	$(17,390)	$227,248	$(38,882)	$571,196	$(56,272)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$36,113	$(1,268)	$141	$(2)	$36,254	$(1,270)
Canadian government	209	(7)	971	(48)	1,180	(55)
Corporate	4,618	(156)	3,880	(128)	8,498	(284)
Residential mortgage-backed	378	(6)	132	(16)	510	(22)
Equity securities:
Preferred stock	449	(60)	42	(98)	491	(158)
Common stock:
United States	128,925	(16,448)	14,537	(2,701)	143,462	(19,149)
Canada	1,941	(355)	1,051	(722)	2,992	(1,077)
Other international	9,473	(1,638)	6,154	(2,269)	15,627	(3,907)
Mutual funds:
Equity	186,016	(23,385)	79,892	(20,590)	265,908	(43,975)
Fixed income	109,154	(5,052)	27,061	(8,040)	136,215	(13,092)
Trust investments, at fair value	477,276	(48,375)	133,861	(34,614)	611,137	(82,989)
Fixed income commingled funds	70,964	(457)	15,243	(646)	86,207	(1,103)
Private equity	—	—	18,714	(6,467)	18,714	(6,467)
Trust investments, at net asset value	70,964	(457)	33,957	(7,113)	104,921	(7,570)
Total temporarily impaired securities	$548,240	$(48,832)	$167,818	$(41,727)	$716,058	$(90,559)

Deferred preneed funeral revenue
At December 31, 2016 and 2015, Deferred preneed funeral revenue, net of allowance for cancellation, represents future funeral revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed funeral contracts that are not held in trust accounts. Deferred preneed funeral revenue is recognized in current funeral revenue when merchandise is delivered or the service is performed. Future funeral revenue and net trust investment earnings that are held in trust accounts are included in Deferred preneed receipts held in trust.
The following table summarizes the activity in Deferred preneed funeral revenue for the years ended December 31:

	2016	2015	2014
	(In thousands)
Beginning balance — Deferred preneed funeral revenue	$557,897	$540,164	$551,948
Net preneed contract sales	251,134	232,628	198,195
Acquisitions (divestitures) of businesses, net	2,170	(2,895)	(21,639)
Net investment earnings (losses) (1)	66,656	(37,208)	24,256
Recognized deferred preneed revenue	(277,248)	(276,359)	(258,534)
Change in cancellation allowance	8,411	11,675	21,272
Change in deferred preneed receipts held in trust	(28,506)	90,351	26,131
Effect of foreign currency and other	766	(459)	(1,465)
Ending balance — Deferred preneed funeral revenue	$581,280	$557,897	$540,164

(1)	Includes both realized and unrealized investment earnings.
Insurance-funded preneed contracts
Not included in our Consolidated Balance Sheet are insurance-funded preneed contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenue recognized in 2016, 2015, and 2014 was $135.8 million, $137.0 million, and $123.0 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.

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

The table below sets forth certain investment-related activities associated with our preneed cemetery merchandise and service trusts for the years ended December 31:

	2016	2015	2014
		(In thousands)
Deposits	$158,114	$153,252	$129,581
Withdrawals	$144,308	$163,732	$150,064
Purchases of available-for-sale securities(1)	$656,452	$625,648	$1,786,800
Sales of available-for-sale securities(1)	$631,440	$628,484	$1,842,417

(1)	The higher level of activity in 2014 was the result of changing the legal structure of the trust investments.
The components of Preneed cemetery receivables, net and trust investments in the Consolidated Balance Sheet at December 31 were as follows:

	2016	2015
	(In thousands)
Trust investments, at market	$1,435,083	$1,343,916
Cash and cash equivalents	123,146	118,583
Trust investments	1,558,229	1,462,499
Receivables from customers	1,038,592	958,503
Unearned finance charges	(33,427)	(31,332)
	2,563,394	2,389,670
Allowance for cancellation	(75,674)	(71,503)
Preneed cemetery receivables, net and trust investments	$2,487,720	$2,318,167
The activity in Preneed cemetery receivables, net and trust investments for the years ended December 31 was as follows:

	2016	2015	2014
		(In thousands)
Beginning balance — Preneed cemetery receivables and trust investments	$2,318,167	$2,306,669	$2,292,348
Net preneed contract sales	862,298	799,497	688,336
Cash receipts from customers, net of refunds	(784,267)	(716,686)	(615,489)
Deposits to trust	158,114	153,252	129,581
(Divestitures) acquisitions of businesses, net	(2,083)	4,404	(10,898)
Net undistributed investment earnings (losses) (1)	79,557	(42,189)	(18,038)
Maturities, deliveries, and associated earnings	(144,308)	(163,732)	(150,064)
Change in cancellation allowance	(1,966)	(2,046)	843
Effect of foreign currency and other	2,208	(21,002)	(9,950)
Ending balance — Preneed cemetery receivables and trust investments	$2,487,720	$2,318,167	$2,306,669

(1)	Includes both realized and unrealized investment earnings.

The cost and market values associated with our cemetery merchandise and service trust investments recorded at fair value at December 31, 2016 and 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2016
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$70,070	$567	$(281)	$70,356
Canadian government	2	9,109	49	(66)	9,092
Corporate	2	1,596	18	(34)	1,580
Asset-backed	2	170	13	—	183
Equity securities:
Common stock:
United States	1	539,445	72,682	(21,680)	590,447
Canada	1	9,027	4,807	(84)	13,750
Other international	1	42,870	3,023	(5,229)	40,664
Mutual funds:
Equity	1	356,079	7,812	(29,603)	334,288
Fixed income	1	94,383	1,535	(9,854)	86,064
Trust investments, at fair value		1,122,749	90,506	(66,831)	1,146,424
Fixed income commingled funds		245,813	5,347	(1,681)	249,479
Private equity		37,881	4,616	(3,317)	39,180
Trust investments, at net asset value		283,694	9,963	(4,998)	288,659
Trust investments, at market		$1,406,443	$100,469	$(71,829)	$1,435,083

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$69,727	$25	$(1,437)	$68,315
Canadian government	2	9,725	183	(99)	9,809
Corporate	2	5,115	26	(118)	5,023
Residential mortgage-backed	2	129	3	(3)	129
Asset-backed	2	170	15	—	185
Equity securities:
Common stock:
United States	1	531,885	44,181	(32,037)	544,029
Canada	1	8,992	3,858	(891)	11,959
Other international	1	50,041	4,207	(5,799)	48,449
Mutual funds:
Equity	1	356,712	1,620	(49,642)	308,690
Fixed income	1	203,932	92	(18,527)	185,497
Other	3	1,382	122	—	1,504
Trust investments, at fair value		1,237,810	54,332	(108,553)	1,183,589
Fixed income commingled funds		124,103	—	(639)	123,464
Private equity		35,411	5,954	(4,502)	36,863
Trust investments, at net asset value		159,514	5,954	(5,141)	160,327
Trust investments, at market		$1,397,324	$60,286	$(113,694)	$1,343,916
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks' notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of December 31, 2016, our unfunded commitment for our private equity and other investments was $32.7 million which, if called, would be funded by the assets of the trusts.

The change in our market-based cemetery merchandise and service trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Fair value, beginning balance at January 1	$1,504	$203	$—
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	—	(27)	7
Net realized losses included in Other (expense) income, net(2)	(212)	—	—
Purchases	—	1,328	196
Sales	(1,292)	—	—
Fair value, ending balance at December 31	$—	$1,504	$203

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

Maturity dates of our fixed income securities range from 2017 to 2041. Maturities of fixed income securities (excluding mutual funds) at December 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$7,154
Due in one to five years	26,237
Due in five to ten years	34,244
Thereafter	13,576
$81,211
Earnings from all our cemetery merchandise and service trust investments are recognized in cemetery revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue. Recognized earnings (realized and unrealized) related to our cemetery merchandise and service trust investments were $44.5 million, $45.5 million, and $48.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
We have determined that the remaining unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery merchandise and service trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2016 and 2015, are shown in the following tables:

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$15,413	$(281)	$—	$—	$15,413	$(281)
Canadian government	—	—	1,192	(66)	1,192	(66)
Corporate	—	—	736	(34)	736	(34)
Equity securities:
Common stock:
United States	149,530	(13,680)	23,010	(8,000)	172,540	(21,680)
Canada	408	(82)	38	(2)	446	(84)
Other international	9,707	(2,330)	11,442	(2,899)	21,149	(5,229)
Mutual funds:
Equity	125,728	(4,728)	146,332	(24,875)	272,060	(29,603)
Fixed income	26,566	(446)	45,337	(9,408)	71,903	(9,854)
Trust investments, at fair value	327,352	(21,547)	228,087	(45,284)	555,439	(66,831)
Fixed income commingled funds	133,164	(1,681)	—	—	133,164	(1,681)
Private equity	558	(1)	16,769	(3,316)	17,327	(3,317)
Trust investments, at net asset value	133,722	(1,682)	16,769	(3,316)	150,491	(4,998)
Total temporarily impaired securities	$461,074	$(23,229)	$244,856	$(48,600)	$705,930	$(71,829)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$52,509	$(1,435)	$21	$(2)	$52,530	$(1,437)
Canadian government	1,190	(34)	841	(65)	2,031	(99)
Corporate	1,764	(22)	2,347	(96)	4,111	(118)
Residential mortgage-backed	42	(1)	18	(2)	60	(3)
Equity securities:
Common stock:
United States	198,755	(26,038)	21,355	(5,999)	220,110	(32,037)
Canada	473	(6)	1,430	(885)	1,903	(891)
Other international	15,560	(2,507)	9,412	(3,292)	24,972	(5,799)
Mutual funds:
Equity	207,253	(25,991)	86,720	(23,651)	293,973	(49,642)
Fixed income	139,684	(6,323)	44,550	(12,204)	184,234	(18,527)
Trust investments, at fair value	617,230	(62,357)	166,694	(46,196)	783,924	(108,553)
Fixed income commingled funds	123,464	(639)	—	—	123,464	(639)
Private equity	—	—	9,526	(4,502)	9,526	(4,502)
Trust investments, at net asset value	123,464	(639)	9,526	(4,502)	132,990	(5,141)
Total temporarily impaired securities	$740,694	$(62,996)	$176,220	$(50,698)	$916,914	$(113,694)

Deferred preneed cemetery revenue
At December 31, 2016 and 2015, Deferred preneed cemetery revenue, net of allowance for cancellation, represents future cemetery revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed cemetery contracts that are not held in trust accounts. Deferred preneed cemetery revenue is recognized in current cemetery revenue when merchandise is delivered or the service is performed. Future cemetery revenue and net trust investment earnings that are held in trust accounts are included in Deferred preneed receipts held in trust.
The following table summarizes the activity in Deferred preneed cemetery revenue for the years ended December 31:

	2016	2015	2014
	(In thousands)
Beginning balance — Deferred preneed cemetery revenue	$1,120,001	$1,062,381	$1,016,275
Net preneed and atneed deferred sales	596,714	561,899	531,768
(Divestitures) acquisitions of businesses, net	(1,977)	2,357	(25,071)
Net investment earnings (losses) (1)	79,447	(42,806)	(22,378)
Recognized deferred preneed and atneed revenue	(546,071)	(504,064)	(493,739)
Change in cancellation allowance	(3,015)	(8,048)	3,833
Change in deferred preneed receipts held in trust	(96,417)	52,050	55,636
Effect of foreign currency and other	1,455	(3,768)	(3,943)
Ending balance — Deferred preneed cemetery revenue	$1,150,137	$1,120,001	$1,062,381

(1)	Includes both realized and unrealized investment earnings (losses).

5.	Cemetery Perpetual Care Trusts
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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts for the years ended December 31:

	2016	2015	2014
	(In thousands)
Deposits	$41,450	$38,883	$42,220
Withdrawals	$48,522	$40,447	$46,981
Purchases of available-for-sale securities(1)	$428,635	$247,658	$1,306,314
Sales of available-for-sale securities(1)	$374,329	$175,057	$1,396,669

(1)	The higher level of activity in 2014 was the result of changing the legal structure of the trust investments.
The components of Cemetery perpetual care trust investments in our Consolidated Balance Sheet at December 31 were as follows:

	2016	2015
	(In thousands)
Trust investments, at market	$1,349,073	$1,232,592
Cash and cash equivalents	58,392	86,835
Cemetery perpetual care trust investments	$1,407,465	$1,319,427
The cost and market values associated with our cemetery perpetual care trust investments recorded at fair value at December 31, 2016 and 2015 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities or cash held by the trusts.

		December 31, 2016
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
Canadian government	2	$14,280	$88	$(114)	$14,254
Corporate	2	4,636	100	(101)	4,635
Residential mortgage-backed	2	304	—	(1)	303
Asset-backed	2	220	3	(28)	195
Equity securities:
Preferred stock	2	1,479	2	(117)	1,364
Common stock:
United States	1	233,643	28,679	(2,337)	259,985
Canada	1	4,828	2,631	(108)	7,351
Other international	1	14,607	148	(2,236)	12,519
Mutual funds:
Equity	1	18,909	4,370	(412)	22,867
Fixed income	1	688,472	3,324	(28,997)	662,799
Other	3	633	1,254	—	1,887
Trust investments, at fair value		982,011	40,599	(34,451)	988,159
Fixed income commingled funds		277,662	—	(9,386)	268,276
Private equity		97,108	2,240	(6,710)	92,638
Trust investments, at net asset value		374,770	2,240	(16,096)	360,914
Trust investments, at market		$1,356,781	$42,839	$(50,547)	$1,349,073

		December 31, 2015
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$650	$20	$(7)	$663
Canadian government	2	15,412	321	(162)	15,571
Corporate	2	12,490	149	(284)	12,355
Residential mortgage-backed	2	934	13	(9)	938
Asset-backed	2	660	5	(31)	634
Equity securities:
Preferred stock	2	5,850	55	(159)	5,746
Common stock:
United States	1	230,854	15,224	(10,898)	235,180
Canada	1	5,460	2,112	(606)	6,966
Other international	1	14,793	160	(2,390)	12,563
Mutual funds:
Equity	1	21,783	3,138	(1,850)	23,071
Fixed income	1	890,025	530	(63,913)	826,642
Other	3	645	1,257	—	1,902
Trust investments, at fair value		1,199,556	22,984	(80,309)	1,142,231
Fixed income commingled funds		20,616	—	(178)	20,438
Private equity		75,613	2,406	(8,096)	69,923
Trust investments, at net asset value		96,229	2,406	(8,274)	90,361
Trust investments, at market		$1,295,785	$25,390	$(88,583)	$1,232,592
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks' notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of December 31, 2016, our unfunded commitment for our private equity and other investments was $31.0 million which, if called, would be funded by the assets of the trusts.

The change in our market-based cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31 :

	2016	2015	2014
	(In thousands)
Fair value, beginning balance at January 1	$1,902	$1,556	$1,599
Net unrealized (losses) gains included in Accumulated other comprehensive income(1)	(15)	346	(26)
Sales	—	—	(17)
Fair value, ending balance at December 31	$1,887	$1,902	$1,556

(1)
All unrealized (losses) gains recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2017 to 2040. Maturities of fixed income securities at December 31, 2016 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$1,834
Due in one to five years	17,283
Due in five to ten years	69
Thereafter	201
$19,387
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue in the period in which they are earned. Recognized earnings related to these cemetery perpetual care trust investments were $67.6 million, $59.6 million, and $72.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings, and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2016 and 2015, are shown in the following table:

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$66	$(1)	$1,961	$(113)	$2,027	$(114)
Corporate	397	(7)	1,866	(94)	2,263	(101)
Residential mortgage-backed	303	(1)	—	—	303	(1)
Asset-backed	28	(22)	101	(6)	129	(28)
Equity securities:
Preferred stock	846	(36)	417	(81)	1,263	(117)
Common stock:
United States	34,844	(1,339)	12,974	(998)	47,818	(2,337)
Canada	78	(47)	558	(61)	636	(108)
Other international	4,177	(508)	5,715	(1,728)	9,892	(2,236)
Mutual funds:
Equity	877	(17)	2,899	(395)	3,776	(412)
Fixed income	263,231	(4,678)	348,623	(24,319)	611,854	(28,997)
Trust investments, at fair value	304,847	(6,656)	375,114	(27,795)	679,961	(34,451)
Fixed income commingled funds	265,345	(9,346)	2,931	(40)	268,276	(9,386)
Private equity	21,426	(268)	33,519	(6,442)	54,945	(6,710)
Trust investments, at net asset value	286,771	(9,614)	36,450	(6,482)	323,221	(16,096)
Total temporarily impaired securities	$591,618	$(16,270)	$411,564	$(34,277)	$1,003,182	$(50,547)

	December 31, 2015
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$364	$(6)	$35	$(1)	$399	$(7)
Canadian government	1,569	(60)	1,371	(102)	2,940	(162)
Corporate	4,693	(134)	4,147	(150)	8,840	(284)
Residential mortgage-backed	303	(3)	117	(6)	420	(9)
Asset-backed	146	(12)	360	(19)	506	(31)
Equity securities:
Preferred stock	4,029	(159)	—	—	4,029	(159)
Common stock:
United States	81,564	(7,793)	14,900	(3,105)	96,464	(10,898)
Canada	622	(31)	1,026	(575)	1,648	(606)
Other international	8,735	(941)	2,347	(1,449)	11,082	(2,390)
Mutual funds:
Equity	4,580	(606)	1,258	(1,244)	5,838	(1,850)
Fixed income	519,993	(18,205)	294,309	(45,708)	814,302	(63,913)
Trust investments, at fair value	626,598	(27,950)	319,870	(52,359)	946,468	(80,309)
Fixed income commingled funds	20,438	(178)	—	—	20,438	(178)
Private equity	13,139	(75)	30,438	(8,021)	43,577	(8,096)
Trust investments, at net asset value	33,577	(253)	30,438	(8,021)	64,015	(8,274)
Total temporarily impaired securities	$660,175	$(28,203)	$350,308	$(60,380)	$1,010,483	$(88,583)

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
The components of Deferred preneed receipts held in trust in our Consolidated Balance Sheet at December 31, 2016 and 2015 are detailed below.

	December 31, 2016			December 31, 2015
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
		(In thousands)			(In thousands)
Trust investments	$1,546,517	$1,558,229	$3,104,746	$1,515,113	$1,462,499	$2,977,612
Accrued trust operating payables and other	(589)	(361)	(950)	(1,381)	(2,845)	(4,226)
Deferred preneed receipts held in trust	$1,545,928	$1,557,868	$3,103,796	$1,513,732	$1,459,654	$2,973,386
Care trusts’ corpus
The Care trusts’ corpus reflected in our Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses.

The components of Care trusts’ corpus in our Consolidated Balance Sheet are detailed below.

	December 31, 2016	December 31, 2015
	(In thousands)
Cemetery perpetual care trust investments	$1,407,465	$1,319,427
Accrued trust operating payables and other	778	137
Care trusts’ corpus	$1,408,243	$1,319,564
Other (expense) income, net
The components of Other (expense) income, net in our Consolidated Statement of Operations for the years ended December 31, 2016, 2015, and 2014 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to our funeral, cemetery, and cemetery perpetual care trusts.

	Year Ended December 31, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$38,704	$53,253	$8,327	$—	$100,284
Realized losses	(46,432)	(60,795)	(6,579)	—	(113,806)
Impairment charges	(4,625)	(5,872)	(1,360)	—	(11,857)
Interest, dividend, and other ordinary income	20,299	17,428	56,594	—	94,321
Trust expenses and income taxes	(20,190)	(22,137)	(22,801)	—	(65,128)
Net trust investment (losses) income	(12,244)	(18,123)	34,181	—	3,814
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	12,244	18,123	(34,181)	—	(3,814)
Other expense, net	—	—	—	(631)	(631)
Total other expense, net	$—	$—	$—	$(631)	$(631)

	Year Ended December 31, 2015
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
	(In thousands)
Realized gains	$42,034	$51,510	$6,933	$—	$100,477
Realized losses	(31,403)	(40,092)	(7,708)	—	(79,203)
Impairment charges	(3,519)	(4,345)	(1,812)	—	(9,676)
Interest, dividend, and other ordinary income	25,952	27,089	56,253	—	109,294
Trust expenses and income taxes	(21,852)	(31,472)	(32,643)	—	(85,967)
Net trust investment income	11,212	2,690	21,023	—	34,925
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(11,212)	(2,690)	(21,023)	—	(34,925)
Other expense, net	—	—	—	(132)	(132)
Total other expense, net	$—	$—	$—	$(132)	$(132)

	Year Ended December 31, 2014
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
			(In thousands)
Realized gains	$168,567	$271,507	$134,259	$—	$574,333
Realized losses	(113,748)	(138,473)	(51,093)	—	(303,314)
Impairment charges	(41,846)	(60,040)	(8,072)	—	(109,958)
Interest, dividend, and other ordinary income	22,668	17,597	52,126	—	92,391
Trust expenses and income taxes	(19,590)	(20,833)	(34,243)	—	(74,666)
Net trust investment income	16,051	69,758	92,977	—	178,786
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(16,051)	(69,758)	(92,977)	—	(178,786)
Other income, net	—	—	—	1,780	1,780
Total other income, net	$—	$—	$—	$1,780	$1,780

7.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows: (in thousands):

	2016			2015
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Balance as of January 1	$1,490,502	$305,838	$1,796,340	$1,510,879	$299,974	$1,810,853

Increase (decrease) in goodwill related to acquisitions	26,809	(151)	26,658	6,460	6,201	12,661
Reduction of goodwill related to divestitures	(26,554)	(270)	(26,824)	(8,908)	(262)	(9,170)
Effect of foreign currency	2,898	9	2,907	(17,929)	(75)	(18,004)
Activity	3,153	(412)	2,741	(20,377)	5,864	(14,513)
Balance as of December 31	$1,493,655	$305,426	$1,799,081	$1,490,502	$305,838	$1,796,340
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2016	2015
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$211,549	$206,822
Customer relationships	10	-	20	146,876	154,364
Tradenames	5	-	5	9,150	12,750
Other	5	-	40	11,927	11,927
				379,502	385,863
Less: Accumulated amortization				268,061	257,157
Amortizing intangibles, net				111,441	128,706

Non-amortizing intangibles:
Tradenames			Indefinite	245,984	230,659
Other			Indefinite	10,640	10,640
Non-amortizing intangibles				256,624	241,299

Intangible assets, net				$368,065	$370,005

As part of our annual recoverability-testing process during 2016, we recognized $1.2 million of impairment on four tradenames. Amortization expense for intangible assets was $31.0 million, $31.5 million, and $36.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2016 (in thousands):

2017	$11,718
2018	$10,961
2019	$7,711
2020	$6,613
2021	$6,504

8.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2016	2015	2014
	(In thousands)
United States	$287,946	$331,622	$360,800
Foreign	38,712	38,729	41,800
	$326,658	$370,351	$402,600
Income tax provision (benefit) for the years ended December 31 consisted of the following:

	2016	2015	2014
	(In thousands)
Current:
United States	$113,629	$94,502	$67,511
Foreign	12,084	9,270	10,859
State	16,150	13,207	17,939
Total current income taxes	141,863	116,979	96,309
Deferred:
United States	$(19,496)	$15,918	$108,514
Foreign	22,708	(878)	(653)
State	4,278	3,008	21,810
Total deferred income taxes	7,490	18,048	129,671
Total income taxes	$149,353	$135,027	$225,980
We made income tax payments of $115.0 million, $105.4 million, and $106.3 million in 2016, 2015, and 2014, respectively, and received refunds of $2.4 million, $1.9 million, and $0.6 million, respectively.

The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2016	2015	2014
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$114,331	$129,623	$140,910
State and local taxes, net of federal income tax benefits	13,279	10,542	25,736
Foreign jurisdiction differences	(2,557)	(5,183)	(4,424)
Permanent differences associated with divestitures	9,267	2,909	61,892
Changes in uncertain tax positions	5,669	4,046	4,624
Foreign valuation allowance, net of federal income tax benefits	15,850	—	—
Other	(6,486)	(6,910)	(2,758)
Provision for income taxes	$149,353	$135,027	$225,980
Total consolidated effective tax rate	45.7%	36.5%	56.1%
The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized, and non-deductible goodwill resulting from gains on divestitures. The higher effective tax rate for the twelve month ended December 31, 2014 was due primarily to the non-deductible goodwill resulting from gains on required divestitures associated with the Stewart acquisition.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2016	2015
	(In thousands)
Inventories and cemetery property	$(335,795)	$(338,143)
Property and equipment	(149,450)	(168,265)
Intangibles	(294,251)	(302,217)
Other	(6,980)	(12,047)
Deferred tax liabilities	(786,476)	(820,672)
Loss and tax credit carryforwards	157,795	171,725
Deferred revenue on preneed funeral and cemetery contracts	223,174	226,483
Accrued liabilities	84,230	102,351
Deferred tax assets	465,199	500,559
Less: Valuation allowance	(132,500)	(126,654)
Net deferred income tax liability	$(453,777)	$(446,767)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet at December 31 as follows:

	2016	2015
	(In thousands)
Non-current deferred tax assets	$861	$23,817
Non-current deferred tax liabilities	(454,638)	(470,584)
Net deferred income tax liability	$(453,777)	$(446,767)
In addition to the loss and tax credit carryforward amounts reflected as deferred tax assets in the table above, we have taken certain tax deductions related to the exercised employee stock options and vested restricted shares that are in excess of the share-based compensation amounts recorded in our consolidated financial statements (“windfall tax benefits”). Such windfall tax benefits are not recognized in our consolidated financial statements unless they reduce income taxes payable. For the year ended December 31, 2016, restricted share vesting and stock option exercises resulted in windfall tax benefits where the tax deduction exceeded the previously disallowed book expense in the amount of $34.0 million or $12.7 million, net of tax.
At December 31, 2016 and 2015, U.S. income taxes had not been provided on $308.6 million and $259.8 million, respectively, of the remaining undistributed earnings of our Canadian subsidiaries. We intend to permanently reinvest these undistributed foreign earnings in those businesses outside the United States. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2014 to December 31, 2016 (in thousands):

Federal, State and Foreign Tax
(In thousands)
Balance at December 31, 2013	$177,830
Additions to tax positions related to the current year	8,721
Additions to tax positions related to prior years	10,085
Reductions to tax positions related to the current year	(1,075)
Reductions to tax positions related to prior years	(2,325)
Reductions to tax positions related to the acquisition of Stewart, offset to goodwill	(1,556)
Balance at December 31, 2014	$191,680
Additions to tax positions related to the current year	3,235
Reduction to tax positions related to prior years	(12,370)
Balance at December 31, 2015	$182,545
Reductions to tax positions related to prior years	(4,219)
Balance at December 31, 2016	$178,326
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $161.8 million, $157.2 million, and $154.8 million as of December 31, 2016, 2015, and 2014, respectively.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $57.3 million, $51.6 million, and $47.6 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2016, 2015, and 2014, respectively. We recognized an increase of interest and penalties of $5.7 million, $4.0 million, and $3.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
We have reached an agreement in principle with the IRS to resolve the issues under audit with respect to tax years 1999 through 2005 which cleared the Joint Committee on Taxation without change on February 7, 2017. Final resolution with the IRS is subject to, among other things, the execution of certain agreements and the closing of the case. There can be no assurance that the resolution will be finalized on the terms currently contemplated, or at all. Additionally, SCI and Subsidiaries received a letter of no change to its federal tax liability for the tax years 2008-2010, and its tax years 2006-2007 remain under audit as a result of carryback claims. Our Canadian affiliate, Service Corporation International Canada ULC, concluded the audit of its Canadian income tax returns during 2016 for the years 2010-2012 with no material impact. Furthermore, we are under audit by various state jurisdictions for years 2000 through 2015.
It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months as a result of the agreement in principle reached with the IRS on the audit with respect to tax years 1999 through 2005. However, due to the uncertainty regarding the timing and amount of the final resolution on this specific audit and possible outcomes on the other outstanding audits, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.

Various subsidiaries have state and foreign loss carryforwards in the aggregate of $3.8 billion with expiration dates through 2032. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2017	$—	$241,619	$—	$241,619
2018	—	111,084	—	111,084
2019	—	143,491	—	143,491
2020	200	183,071	—	183,271
Thereafter	1,900	3,111,526	6,632	3,120,058
Total	$2,100	$3,790,791	$6,632	$3,799,523
In addition to the above loss carryforwards, we have $52.0 million of foreign losses that have an indefinite expiration.
In assessing the usefulness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Upon reviewing the 2016 foreign operational results as of the fourth quarter, management concluded a foreign valuation allowance was necessary as it was not more likely than not that certain foreign net deferred tax assets would be realized based on all available evidence as of December 31, 2016. During 2016, an additional $15.9 million foreign valuation allowance has been recorded which was partially offset by changes in the existing foreign valuation allowances due to fluctuations in the currency exchange rate. Also, in 2016, the state valuation allowance decreased by $9.6 million due to state net operating loss expirations. These valuation allowances can be affected in future periods by changes in tax laws, changes to statutory tax rates and changes in estimates of future taxable income.
At December 31, 2016, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$914	$136,462	$20,419	$157,795
Valuation allowance	$—	$101,417	$31,083	$132,500

9.    Debt
Debt as of December 31 was as follows:

	2016	2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$295,000
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Term Loan due March 2021	673,750	—
Bank Credit Facility due March 2021	350,000	—
Obligations under capital leases	208,758	204,246
Mortgage notes and other debt, maturities through 2050	3,753	4,037
Unamortized premiums (discounts) and other, net	8,313	8,636
Unamortized debt issuance costs	(32,984)	(42,491)
Total debt	3,286,590	3,124,428
Less: Current maturities of long-term debt	(89,974)	(86,823)
Total long-term debt	$3,196,616	$3,037,605
Current maturities of debt at December 31, 2016 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.68% and 5.18% at December 31, 2016 and 2015, respectively. Approximately 63% and 76% of our total debt had a fixed interest rate at December 31, 2016 and 2015, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2016 and thereafter, excluding unamortized premiums (discounts) and debt issuance costs (in thousands):

2017	$94,725
2018	350,609
2019	74,169
2020	295,231
2021	647,792
2022 and thereafter	1,848,735
$3,311,261
Bank Credit Facility
In March 2016, we entered into a new $1.4 billion bank credit agreement due March 2021 with a syndicate of banks.
As of December 31, 2016, we have $350.0 million of outstanding borrowings under our Bank Credit Facility and have issued $32.7 million of letters of credit. The Bank Credit Facility provides us with flexibility for labor, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2016, we are in compliance with all covenants. We pay a quarterly fee on the unused commitment, which was 0.30% at December 31, 2016. As of December 31, 2016, we have $317.3 million in borrowing capacity under the facility.

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
Debt Issuances and Additions
During the year ended December 31, 2016, we borrowed $360.0 million on our Bank Credit Facilities and $700.0 million on our Term Loan due March 2021 to make the 2016 debt payments described below, to fund acquisition activity, and for general corporate purposes. These transactions resulted in an additional $5.2 million of debt issue costs. During the year ended December 31, 2015, we borrowed $135.0 million on our Bank Credit Facility and issued an additional $300.0 million of our existing unsecured 5.375% Senior Notes due May 2024 to make the 2015 debt payments described below and for general corporate purposes. The addition to our 5.375% Senior Notes due May 2024 generated a premium of $11.3 million.
Debt Extinguishments and Reductions
During the year ended December 31, 2016, we made debt payments of $911.5 million for scheduled and early extinguishment payments including:

•	$310.0 million in aggregate principal of our Term Loan due to July 2018;

•	$295.0 million in aggregate principal of our 7.0% Senior Notes due 2017;

•	$280.0 million in aggregate principal of our Bank Credit Facility due July 2018; and

•	$26.3 million in aggregate principal of our Term Loan due March 2021.

•	$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $22.5 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations.
During the year ended December 31, 2015, we made debt payments of $357.6 million for scheduled and early extinguishment payments including:

•	$197.4 million in aggregate principal of our 6.75% Senior Notes due April 2016;

•	$100.0 million in aggregate principal of our Bank Credit Facility;

•	$60.0 million in aggregate principal of our Term Loan due July 2018; and

•	$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $6.9 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations.
Additional Debt Disclosures
At December 31, 2016 and 2015, we had deposits of $4.7 million and $7.0 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Deferred charges and other assets in our Consolidated Balance Sheet.
We had assets of approximately $1.4 million and $1.5 million pledged as collateral for the mortgage notes and other debt at December 31, 2016 and 2015, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2016	$156,950
Payments in 2015	$164,748
Payments in 2014	$175,327

Expected cash interest payments for the five years subsequent to December 31, 2016 and thereafter are as follows (in thousands):

Payments in 2017	$152,682
Payments in 2018	$147,342
Payments in 2019	$132,269
Payments in 2020	$130,745
Payments in 2021	$99,515
Payments in 2022 and thereafter	$197,077

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
The fair value of our debt instruments at December 31 was as follows:

	2016	2015
	(In thousands)
7.0% Senior Notes due June 2017	$—	$314,618
7.625% Senior Notes due October 2018	272,353	279,375
4.5% Senior Notes due November 2020	205,000	201,500
8.0% Senior Notes due November 2021	175,500	176,438
5.375% Senior Notes due January 2022	444,614	445,188
5.375% Senior Notes due May 2024	884,000	884,094
7.5% Senior Notes due April 2027	231,590	216,500
Term Loan due July 2018	—	310,000
Bank Credit Facility due July 2018	—	270,000
Term Loan due March 2021	673,750	—
Bank Credit Facility due March 2021	350,000	—
Mortgage notes and other debt, maturities through 2050	3,753	4,047
Total fair value of debt instruments	$3,240,560	$3,101,760
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
Credit Risk Exposure
Our cash deposits, some of which exceed insured limits, are distributed among various market and national banks in the jurisdictions in which we operate. In addition, we regularly invest excess cash in financial instruments that are not insured, such as commercial paper that is offered by corporations with quality credit ratings and money market funds and Eurodollar time deposits that are offered by a variety of reputable financial institutions. We believe that the credit risk associated with such instruments is minimal.
We grant credit to customers in the normal course of business. The credit risk associated with our funeral, cemetery, and preneed funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenue. Customer payments on preneed funeral or preneed cemetery contracts that are either placed into state-regulated trusts or used to pay premiums on life insurance contracts generally do not subject us to collection risk. Insurance-funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

11.	Commitments and Contingencies
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $31.9 million, $33.3 million, and $37.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2017	$14,201	$59,598
2018	12,122	52,353
2019	10,028	21,533
2020	8,542	29,528
2021	7,564	24,829
2022 and thereafter	67,655	20,917
Total	$120,112	$208,758
Less: Interest on capital leases		(16,417)
Total principal payable on capital leases		$192,341
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2016, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2017	$1,692	$185	$4,641	$6,518
2018	1,035	138	4,436	5,609
2019	818	115	4,203	5,136
2020	375	45	3,017	3,437
2021	107	—	2,022	2,129
2022 and thereafter	—	—	4,315	4,315
Total	$4,027	$483	$22,634	$27,144
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2016 and 2015, we have self-insurance reserves of $78.0 million and $76.6 million, respectively.
Litigation
We are a party to various litigation matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of current and former non-exempt California employees of defendants during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration, with the arbitrator to determine whether the claims will proceed as a class or individual claims. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act. We cannot quantify our ultimate liability, if any, in this lawsuit.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuits.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's proposed acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have filed documents indicating that they are appealing the dismissal. We cannot quantify our ultimate liability, if any, for the payment of damages.
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
On July 27, 2016, the parties executed an agreement to settle the consolidated case. Under the settlement agreement, the Company agreed to sell to the Archdiocese substantially all of the assets used in the operations of the six mortuaries located on cemeteries of the Archdiocese and to terminate its rights under the related ground leases. The closing of the sale occurred on November 30, 2016. As a result of the settlement, the consolidated case between the parties has been dismissed.
Operational Claims. We are subject to the following lawsuit.
Linda Allard, on behalf of herself and all others similarly situated v. SCI Direct, Inc., Case No 16-1033; In the United

States District Court, Middle District of Tennessee. This case was filed in June 2016 as a class action under the Telephone Consumer Protection Act (the “Act”). Plaintiff alleges she received telemarketing telephone calls that were made with a prerecorded voice or made by an automatic telephone dialing system in violation of the Act. Plaintiff seeks actual and statutory damages, as well as attorney’s fees and costs. We cannot quantify our ultimate liability, if any, in this lawsuit.
The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above lawsuits; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

12.	Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2016 or 2015. At December 31, 2016 and 2015, 500,000,000 common shares of $1 par value were authorized. We had 195,403,644 and 200,859,676 shares issued and 189,405,244 and 195,772,876 outstanding at par at December 31, 2016 and 2015, respectively.
Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2013	$88,441	$—	$88,441
Activity in 2014	(32,141)	—	(32,141)
Reclassification of foreign currency translation adjustments to Net income from discontinued operations	3,114	—	3,114
Net unrealized losses associated with available-for- sale securities of the trusts, net of taxes	—	(166,570)	(166,570)
Reclassification of net unrealized losses activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	166,570	166,570
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(53,250)	—	(53,250)
Net unrealized losses associated with available-for- sale securities of the trusts, net of taxes	—	(85,140)	(85,140)
Reclassification of net unrealized losses activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	85,140	85,140
Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	10,328	—	10,328
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	120,573	120,573
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(120,573)	(120,573)
Balance at December 31, 2016	$16,492	$—	$16,492
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. Under our share repurchase program, during 2016, we repurchased 8,811,847 shares of common stock at an aggregate cost of $227.9 million, which is an average cost per share of $25.87. During 2015, we repurchased 12,455,281 shares of common stock at an aggregate cost of $345.3 million, which is an average cost per share of $27.72 under the program. On November 8, 2016, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $366.6 million at December 31, 2016.
Subsequent to December 31, 2016, we repurchased 1,969,289 shares for $57.1 million at an average cost per share of $29.00.
Cash Dividends
On February 8, 2017 our Board of Directors approved a cash dividend of $0.13 per common share payable on March 31, 2017 to stockholders of record as of March 15, 2017.
Noncontrolling Interest
During 2016, we purchased an additional 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc. for $1.9 million.

13.	Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended and Restated Incentive Plan reserves 44,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other stock based awards to officers and key employees. In May 2016, our shareholders approved the 2016 Equity Incentive Plan that reserves 13,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other awards to officers and key employees.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Restricted stock awards are generally expensed ratably over the period during which the restrictions lapse. At December 31, 2016 and 2015, 12,171,075 and 1,531,410 shares, respectively, were reserved for future option and restricted stock grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31:

Assumptions	2016	2015	2014
Dividend yield	2.0%	1.8%	1.8%
Expected volatility	19.7%	23.3%	27.1%
Risk-free interest rate	1.0%	1.3%	1.1%
Expected holding period (years)	4.0	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation as included in our Consolidated Statement of Operations for the years ended December 31:

	2016	2015	2014
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$14,056	$13,843	$13,127
Income tax benefit related to share-based compensation included in net income	$6,427	$5,068	$7,368

We realized windfall tax deductions of $34.0 million, $43.5 million, and $31.6 million in excess of previously recorded tax benefits, based on the option and restricted share value at the time of grant for the years ended December 31, 2016, 2015, and 2014, respectively. The additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2016:
(Shares reported in whole numbers)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	11,047,920	$13.98
Granted	1,863,700	$22.28
Exercised	(2,108,212)	$8.38
Canceled	(28,272)	$20.98
Outstanding at December 31, 2016	10,775,136	$16.49
Exercisable at December 31, 2016	6,938,591	$13.69
The aggregate intrinsic value for stock options outstanding and exercisable was $128.3 million and $102.1 million, respectively, at December 31, 2016.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2016:
(Shares reported in whole numbers)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2016	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2016	Weighted- Average Exercise Price
$ 5.00 — 10.00	2,032,763	1.7	$8.42	2,032,763	$8.42
$10.01 — 15.00	1,361,450	3.1	$11.18	1,361,450	$11.18
$15.01 — 20.00	3,548,915	4.7	$16.50	2,801,293	$16.26
$20.01 — 25.00	3,832,008	6.6	$22.65	743,085	$22.97
$ 5.00 — 25.00	10,775,136	4.6	$16.49	6,938,591	$13.69
Other information pertaining to stock option activity during the years ended December 31 is as follows:

	2016	2015	2014
Weighted average grant-date fair value of stock options granted	$4.01	$3.79	$3.34
Total fair value of stock options vested (in thousands)	$7,690	$7,973	$6,814
Total intrinsic value of stock options exercised (in thousands)	$37,284	$52,513	$42,048
For the years ended December 31, 2016, 2015, and 2014, cash received from the exercise of stock options was $17.7 million, $31.8 million, and $32.4 million, respectively. We recognized compensation expense of $7.6 million, $7.9 million, and $7.5 million related to stock options for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the unrecognized compensation expense related to stock options of $8.1 million is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares
Restricted share award activity was as follows:
(Shares reported in whole numbers)

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2015	573,739	$19.32
Granted	241,510	$22.28
Vested	(313,247)	$18.14
Forfeited and other	(1,258)	$20.85
Nonvested restricted share awards at December 31, 2016	500,744	$21.48
The fair value of our restricted share units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2016, unrecognized compensation expense of $5.8 million related to restricted share awards, which is recorded in Capital in excess of par value on our Consolidated Balance Sheet, is expected to be recognized over a weighted average period of 1.7 years. We recognized compensation expense of $5.6 million, $5.9 million, and $5.7 million during the years ended December 31, 2016, 2015, and 2014, respectively, related to our restricted share awards.
Restricted share units activity was as follows:
(Shares reported in whole numbers)

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2015	—	$—
Granted	130,660	$25.72
Vested	(1,950)	$25.72
Forfeited and other	(5,200)	$25.72
Nonvested restricted share units at December 31, 2016	123,510	$25.72
At December 31, 2016 the unrecognized compensation expense related to restricted share units of $2.4 million is expected to be recognized over a weighted average period of 2.1 years. We recognized compensation expense of $0.8 million for the year ended December 31, 2016 related to our restricted share units.

14.	Retirement Plans
We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills® Trustees, a Rose Hills® Supplemental Retirement Plan, and a Stewart Supplemental Retirement Plan (collectively, the “Plans”). We also provide a 401(k) employee savings plan. All of our Plans have a measurement date of December 31.
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

We recognize pension related gains and losses in our consolidated statement of operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2016	2015	2014
	(In thousands)
Interest cost on projected benefit obligation	$1,179	$1,198	$1,293
Recognized net actuarial losses (gains)	259	(1,327)	2,401
Total net periodic benefit cost	$1,438	$(129)	$3,694
The Plans’ funded status at December 31 was as follows:

	2016	2015
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$32,305	$36,920
Interest cost	1,179	1,198
Actuarial gain (loss)	259	(1,327)
Benefits paid	(3,665)	(4,486)
Benefit obligation at end of year	$30,078	$32,305
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,665	4,486
Benefits paid, including expenses	(3,665)	(4,486)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(30,078)	$(32,305)

Funding Summary:
Projected benefit obligations	$30,078	$32,305
Accumulated benefit obligation	$30,078	$32,305
Amounts Recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	$(3,448)	$(3,723)
Accrued pension - included in Other liabilities	(26,630)	(28,582)
Total accrued benefit liability	$(30,078)	$(32,305)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2016 and 2015 was $47.5 million and $48.9 million, respectively, and the cash surrender value was $37.0 million and $37.7 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	2016	2015	2014
Weighted-average discount rate used to determine obligations	3.76%	3.86%	3.42%
Weighted-average discount rate used to determine net periodic pension cost	3.96%	2.47%	3.69%
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

The following benefit payments are expected to be paid in future years related to our Plans (in thousands):

2017	$3,448
2018	$3,237
2019	$3,166
2020	$2,739
2021	$2,428
Years 2022 through 2026	$9,959
We have an employee savings plan that qualifies under section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2016, 2015, and 2014, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2016, 2015, and 2014 was $32.5 million, $30.8 million, and $26.8 million, respectively.

15.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Canada. We conduct both funeral and cemetery operations in the United States and Canada.
Our reportable segment information is as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2016
Revenue from external customers	$1,868,883	$1,162,254	$—	$3,031,137
Interest expense	$3,910	$101	$158,082	$162,093
Depreciation and amortization	$106,251	$31,432	$9,550	$147,233
Amortization of intangible assets	$20,442	$10,440	$74	$30,956
Gross profit	$364,237	$312,197	$—	$676,434
Amortization of cemetery property	$—	$66,745	$—	$66,745
Capital expenditures	$68,434	$113,395	$11,617	$193,446
Total assets	$5,156,144	$6,484,317	$397,688	$12,038,149
2015
Revenue from external customers	$1,888,828	$1,097,213	$—	$2,986,041
Interest expense	$4,230	$450	$168,217	$172,897
Depreciation and amortization	$102,937	$29,783	$8,736	$141,456
Amortization of intangible assets	$22,636	$8,748	$75	$31,459
Gross profit	$393,156	$281,433	$—	$674,589
Amortization of cemetery property	$—	$62,407	$—	$62,407
Capital expenditures	$52,880	$84,345	$13,761	$150,986
Total assets	$5,141,544	$6,181,877	$352,976	$11,676,397
2014
Revenue from external customers	$1,920,475	$1,073,536	$—	$2,994,011
Interest expense	$4,714	$510	$172,347	$177,571
Depreciation and amortization	$101,801	$28,745	$9,456	$140,002
Amortization of intangible assets	$24,841	$11,700	$99	$36,640
Gross profit	$409,701	$265,984	$—	$675,685
Amortization of cemetery property	$—	$60,439	$—	$60,439
Capital expenditures	$52,610	$78,588	$13,301	$144,499

The following table reconciles gross profit from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2016	2015	2014
	(In thousands)
Gross profit from reportable segments	$676,434	$674,589	$675,685
General and administrative expenses	(137,730)	(130,813)	(184,749)
(Losses) gains on divestitures and impairment charges, net	(26,819)	6,522	116,613
Operating income	511,885	550,298	607,549
Interest expense	(162,093)	(172,897)	(177,571)
Losses on early extinguishment of debt, net	(22,503)	(6,918)	(29,158)
Other (expense) income, net	(631)	(132)	1,780
Income from continuing operations before income taxes	$326,658	$370,351	$402,600
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
2016
Revenue from external customers	$2,848,876	$182,261	$3,031,137
Interest expense (income)	$162,341	$(248)	$162,093
Depreciation and amortization	$138,560	$8,673	$147,233
Amortization of intangible assets	$30,427	$529	$30,956
Amortization of cemetery property	$61,449	$5,296	$66,745
Operating income	$460,387	$51,498	$511,885
(Losses) gains on divestitures and impairment charges, net	$(27,658)	$839	$(26,819)
Long-lived assets	$5,705,070	$266,053	$5,971,123
2015
Revenue from external customers	$2,805,407	$180,634	$2,986,041
Interest expense	$172,697	$200	$172,897
Depreciation and amortization	$132,393	$9,063	$141,456
Amortization of intangible assets	$30,856	$603	$31,459
Amortization of cemetery property	$58,429	$3,978	$62,407
Operating income	$498,634	$51,664	$550,298
Gains on divestitures and impairment charges, net	$1,778	$4,744	$6,522
Long-lived assets	$5,729,721	$248,734	$5,978,455
2014
Revenue from external customers	$2,792,009	$202,002	$2,994,011
Interest expense	$177,245	$326	$177,571
Depreciation and amortization	$129,510	$10,492	$140,002
Amortization of intangible assets	$35,895	$745	$36,640
Amortization of cemetery property	$55,679	$4,760	$60,439
Operating income	$557,608	$49,941	$607,549
Gains on divestitures and impairment charges, net	$116,046	$567	$116,613

16.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents:
Cash	$146,684	$106,831
Commercial paper and temporary investments	48,302	27,768
	$194,986	$134,599
Receivables, net:
Notes receivable	$1,259	$2,056
Atneed funeral receivables, net of allowances of $1,881 and $3,343, respectively	46,917	52,184
Atneed cemetery receivables, net of allowances of $1,514 and $2,153, respectively	17,765	13,585
Other	32,514	22,637
	$98,455	$90,462
Other current assets:
Income tax receivable	$3,609	$15,662
Prepaid insurance	4,437	5,398
Restricted cash	11,978	12,587
Other	14,500	13,508
	$34,524	$47,155
Cemetery property:
Undeveloped land	$1,184,710	$1,186,861
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	592,225	566,154
	$1,776,935	$1,753,015
Property and equipment:
Land	$595,096	$591,407
Buildings and improvements	1,879,553	1,834,403
Operating equipment	549,879	530,195
Leasehold improvements	33,900	52,121
Capital leases	234,411	220,784
	3,292,839	3,228,910
Less: Accumulated depreciation	(1,328,262)	(1,253,867)
Less: Accumulated amortization of capital leases	(136,990)	(128,321)
	$1,827,587	$1,846,722
Deferred charges and other assets:
Intangible assets, net	$368,065	$370,005
Restricted cash	4,542	3,907
Deferred tax assets	861	23,817
Notes receivable, net of allowances of $11,334	9,598	10,229
Cash surrender value of insurance policies	119,819	108,726
Other	64,635	65,694
	$567,520	$582,378

	December 31,
	2016	2015
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$155,802	$140,019
Accrued benefits	88,392	86,908
Accrued interest	27,991	28,673
Accrued property taxes	12,883	11,594
Self-insurance reserves	77,993	76,611
Bank overdraft	20,927	21,808
Other accrued liabilities	55,948	57,203
	$439,936	$422,816
Other liabilities:
Accrued pension	$26,630	$28,582
Deferred compensation	105,013	92,199
Customer refund obligation reserve	52,068	55,153
Tax liability	235,625	234,176
Payable to perpetual care fund	77,148	71,133
Other	13,838	15,704
	$510,322	$496,947

Revenue and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Property and merchandise revenue:
Funeral	$611,441	$608,335	$616,992
Cemetery	912,788	849,255	816,980
Total property and merchandise revenue	1,524,229	1,457,590	1,433,972
Services revenue:
Funeral	1,126,474	1,146,124	1,167,385
Cemetery	219,044	217,462	222,834
Total services revenue	1,345,518	1,363,586	1,390,219
Other revenue	161,390	164,865	169,820
Total revenue	$3,031,137	$2,986,041	$2,994,011
Property and merchandise costs and expenses:
Funeral	$287,272	$290,574	$292,031
Cemetery	489,326	458,023	485,291
Total cost of property and merchandise	776,598	748,597	777,322
Services costs and expenses:
Funeral	627,099	624,294	630,357
Cemetery	104,570	103,197	70,439
Total cost of services	731,669	727,491	700,796
Overhead and other expenses	846,436	835,364	840,208
Total cost and expenses	$2,354,703	$2,311,452	$2,318,326
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net change in capital expenditure accrual	$(1,435)	$5,571	$1,022
Options exercised by attestation	$—	$122	$761
Shares repurchased	$—	$(122)	$(761)
Non-cash acquisition of capital leases	$41,609	$55,941	$35,422

17.	Earnings Per Share
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

A reconciliation of the numerators and denominators of basic and diluted EPS for the three years ended December 31 is presented below:

	2016	2015	2014
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Income from continuing operations — basic	$177,038	$234,162	$170,283
After tax interest on convertible debt	43	50	51
Income from continuing operations — diluted	$177,081	$234,212	$170,334

(Loss) income from discontinued operations, net of tax	$—	$(390)	$2,186

Net income — basic	$177,038	$233,772	$172,469
After tax interest on convertible debt	43	50	51
Net income — diluted	$177,081	$233,822	$172,520
Weighted average shares:
Weighted average shares — basic	193,086	200,356	210,741
Stock options	2,823	3,973	3,338
Restricted share units	12	—	—
Convertible debt	121	121	121
Weighted average shares — diluted	196,042	204,450	214,200
Amounts attributable to common stockholders:
Income from continuing operations per share:
Basic	$0.92	$1.17	$0.81
Diluted	$0.90	$1.14	$0.80
Income from discontinued operations per share:
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01
Net income per share:
Basic	$0.92	$1.17	$0.82
Diluted	$0.90	$1.14	$0.81
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total options not currently included in the computation of dilutive EPS are as follows (in shares):

	2016	2015	2014
	(In thousands)
Antidilutive options	982	3	1,491

18.	Acquisitions
We spent $72.9 million, $68.9 million, and $25.7 million for several smaller, tuck-in acquisitions for the three years ended December 31, 2016, 2015, and 2014, respectively. These amounts include the use of $3.7 million, $27.7 million, and $10.4 million in 1031 exchange funds for each year, respectively.
SCI Direct
During 2014, we acquired the remaining 10% of the outstanding shares of The Neptune Society Inc. (Neptune) increasing our ownership from 90% to 100%.

19.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following for the years ended December 31:

	2016	2015	2014
	(In thousands)
Gains on divestitures, net	$7,829	$13,363	$122,535
Impairment losses	(34,648)	(6,841)	(5,922)
(Losses) gains on divestitures and impairment charges, net	$(26,819)	$6,522	$116,613

20.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2016 and 2015 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2016
Revenue	$749,219	$751,398	$721,467	$809,053
Costs and expenses	$(586,296)	$(589,409)	$(580,722)	$(598,276)
Gross profit	$162,923	$161,989	$140,745	$210,777
Operating income	$123,672	$94,498	$114,386	$179,329
Income from continuing operations before income taxes(1)	$79,767	$32,639	$74,963	$139,289
Provision for income taxes	$(32,313)	$(16,746)	$(27,422)	$(72,872)
Net income	$47,454	$15,893	$47,541	$66,417
Net (income) loss attributable to noncontrolling interests	$(9)	$(273)	$186	$(171)
Net income attributable to common stockholders	$47,445	$15,620	$47,727	$66,246
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.24	$0.08	$0.25	$0.35
Diluted — EPS	$0.24	$0.08	$0.24	$0.34
2015
Revenue	$748,089	$754,219	$714,453	$769,280
Costs and expenses	$(569,748)	$(587,452)	$(572,774)	$(581,478)
Gross profit	$178,341	$166,767	$141,679	$187,802
Operating income	$141,115	$127,580	$124,548	$157,055
Income from continuing operations before income taxes(1)	$98,118	$84,489	$74,045	$113,699
Provision for income taxes	$(36,653)	$(31,007)	$(26,118)	$(41,249)
Net income from continuing operations	$61,465	$53,482	$47,927	$72,450
Net loss from discontinued operations, net of tax	$—	$(390)	$—	$—
Net income	$61,465	$53,092	$47,927	$72,450
Net income attributable to noncontrolling interests	$(90)	$(497)	$(479)	$(96)
Net income attributable to common stockholders	$61,375	$52,595	$47,448	$72,354
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.30	$0.26	$0.24	$0.37
Diluted — EPS	$0.30	$0.25	$0.23	$0.36

(1)	Includes (Losses) gains on divestitures and impairment charges, net, as described in Note 19.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2016

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts(1)	Write-Offs(2)	Balance at End of Period
	(In thousands)
Current provision:
Allowance for doubtful accounts:
Year Ended December 31, 2016	$5,496	$10,776	$66,808	$(79,685)	$3,395
Year Ended December 31, 2015	$8,546	$6,083	$63,964	$(73,097)	$5,496
Year Ended December 31, 2014	$11,637	$7,376	$55,573	$(66,040)	$8,546
Due After One Year:
Allowance for doubtful accounts:
Year Ended December 31, 2016	$11,334	$—	$—	$—	$11,334
Year Ended December 31, 2015	$11,259	$—	$75	$—	$11,334
Year Ended December 31, 2014	$10,986	$—	$273	$—	$11,259
Preneed Funeral and Preneed Cemetery
Asset allowance for cancellation:
Year Ended December 31, 2016	$105,773	$1,411	$6,216	$(8,660)	$104,740
Year Ended December 31, 2015	$107,040	$5,016	$(6,283)	$—	$105,773
Year Ended December 31, 2014	$106,793	$2,950	$(2,703)	$—	$107,040
Deferred Preneed Funeral and Cemetery
Revenue allowance for cancellation:
Year Ended December 31, 2016	$(121,548)	$—	$4,635	$—	$(116,913)
Year Ended December 31, 2015	$(125,030)	$—	$3,482	$—	$(121,548)
Year Ended December 31, 2014	$(149,288)	$—	$24,258	$—	$(125,030)
Deferred tax valuation allowance:
Year Ended December 31, 2016	$126,654	$6,336	$(490)	$—	$132,500
Year Ended December 31, 2015	$134,201	$(5,988)	$(1,559)	$—	$126,654
Year Ended December 31, 2014	$114,719	$21,285	$(1,803)	$—	$134,201

(1)	Primarily relates to acquisitions and dispositions of operations.

(2)	Uncollected receivables written off, net of recoveries.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions1 and Director Independence

Item 14.	Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13 and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2017 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,775,136	$16.49	12,171,075
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 39 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on pages 98-99 are filed as part of this report.
(b) Included in (a) above.
(c) Included in (a) above.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL

By:	/s/ GREGORY T. SANGALIS
(Gregory T. Sangalis, Senior Vice President, General Counsel, and Secretary)
Dated: February 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ THOMAS L. RYAN*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 15, 2017
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer(Principal Financial Officer)	February 15, 2017
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2017
(Tammy R. Moore)

	/s/ R. L. WALTRIP*	Founder and Chairman Emeritus, Director	February 15, 2017
(R. L. Waltrip)

	/s/ ANTHONY L. COELHO*	Lead Director	February 15, 2017
(Anthony L. Coelho)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 15, 2017
(Alan R. Buckwalter, III)

	/s/ VICTOR L. LUND*	Director	February 15, 2017
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 15, 2017
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 15, 2017
(Clifton H. Morris, Jr.)

	/s/ ELLEN OCHOA*	Director	February 15, 2017
(Ellen Ochoa)

	/s/ W. BLAIR WALTRIP*	Director	February 15, 2017
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 15, 2017
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 15, 2017
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 15, 2017
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—
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
Employment Agreement, dated December 7, 2016, between OFTC, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip).

10.5	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan.
10.6	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Michael R. Webb.
10.7	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger.
10.8	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III.
10.9	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers.
10.10	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan. (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.14	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.15	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.16	—	First Amendment to the SCI 401 (k) Retirement Savings Plan.
10.17	—	Second Amendment to the SCI 401 (k) Retirement Savings Plan.
10.18	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).

Exhibit Number		Description
10.19	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.20	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.21	—	Form of Executive Deferred Compensation Plan as Amended and Restated Effective December 8, 2009. (Incorporated by reference to Exhibit 10.42 to Form 10-K for the fiscal year ended December 31, 2009.)
10.22	—	Amendment One to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2010).
10.23	—	Amendment Two to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014).
10.24	—	Amendment Three to Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended December 31, 2014).
10.25	—	Form of Performance Unit Grant Award Agreement. (Incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2015).
10.26	—
Credit Agreement, dated as of March 3, 2016 among Service Corporation International, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 3, 2016.)

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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.25.
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