Form 10-K/A
period 2016-12-31
SERVICE CORP INTERNATIONAL
filed 2017-02-21
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2017 Annual Meeting of Stockholders (Part III).

SERVICE CORPORATION INTERNATIONAL

Item 8 is being amended herein because the audit report included in the original filing lacked an electronic signature of our independent auditor due to a filing error. The signed audit report and financial statements are included with this amendment.

PART II

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
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 3 of this report.
(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index on page 61 are filed as part of this report.
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
Dated: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ THOMAS L. RYAN*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2017
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer(Principal Financial Officer)	February 21, 2017
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 21, 2017
(Tammy R. Moore)

	/s/ R. L. WALTRIP*	Founder and Chairman Emeritus, Director	February 21, 2017
(R. L. Waltrip)

	/s/ ANTHONY L. COELHO*	Lead Director	February 21, 2017
(Anthony L. Coelho)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 21, 2017
(Alan R. Buckwalter, III)

	/s/ VICTOR L. LUND*	Director	February 21, 2017
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 21, 2017
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 21, 2017
(Clifton H. Morris, Jr.)

	/s/ ELLEN OCHOA*	Director	February 21, 2017
(Ellen Ochoa)

	/s/ W. BLAIR WALTRIP*	Director	February 21, 2017
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 21, 2017
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 21, 2017
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 21, 2017
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit Number		Description
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney. (Incorporated by reference to Exhibit 24.1 to Form 10-K for the fiscal year ended December 31, 2016.)
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.
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