Form 10-Q
period 2017-03-31
SERVICE CORP INTERNATIONAL
filed 2017-04-27
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 25, 2017 was 187,991,167 (net of treasury shares).

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
As used herein, each reference to the SCI Annual Report on Form 10-K for the year ended December 31, 2016 shall mean such Form 10-K as amended by the SCI Annual Report on Form 10-K/A for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenue	$777,710	$749,219
Costs and expenses	(600,545)	(586,296)
Operating profit	177,165	162,923
General and administrative expenses	(42,504)	(38,904)
Gains (losses) on divestitures and impairment charges, net	4,935	(347)
Operating income	139,596	123,672
Interest expense	(40,636)	(43,082)
Loss on early extinguishment of debt	—	(581)
Other expense, net	(434)	(242)
Income before income taxes	98,526	79,767
Benefit from (provision for) income taxes	76,223	(32,313)
Net income	174,749	47,454
Net income attributable to noncontrolling interests	(47)	(9)
Net income attributable to common stockholders	$174,702	$47,445
Basic earnings per share:
Net income attributable to common stockholders	$0.93	$0.24
Basic weighted average number of shares	188,260	194,924
Diluted earnings per share:
Net income attributable to common stockholders	$0.91	$0.24
Diluted weighted average number of shares	192,867	198,030
Dividends declared per share	$0.13	$0.12

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$174,749	$47,454
Other comprehensive income:
Foreign currency translation adjustments	3,164	22,716
Total comprehensive income	177,913	70,170
Total comprehensive income attributable to noncontrolling interests	(47)	(18)
Total comprehensive income attributable to common stockholders	$177,866	$70,152

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$238,254	$194,986
Receivables, net	86,946	98,455
Inventories	27,375	26,431
Other	38,182	34,524
Total current assets	390,757	354,396
Preneed funeral receivables, net and trust investments	1,862,655	1,817,445
Preneed cemetery receivables, net and trust investments	2,581,745	2,487,720
Cemetery property	1,782,731	1,776,935
Property and equipment, net	1,810,347	1,827,587
Goodwill	1,805,590	1,799,081
Deferred charges and other assets	584,406	567,520
Cemetery perpetual care trust investments	1,440,935	1,407,465
Total assets	$12,259,166	$12,038,149

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$477,002	$439,936
Current maturities of long-term debt	63,606	89,974
Income taxes payable	72,382	7,960
Total current liabilities	612,990	537,870
Long-term debt	3,224,653	3,196,616
Deferred preneed funeral revenue	580,676	581,280
Deferred preneed cemetery revenue	1,180,388	1,150,137
Deferred tax liability	446,086	454,638
Other liabilities	362,338	510,322
Deferred preneed receipts held in trust	3,226,020	3,103,796
Care trusts’ corpus	1,442,265	1,408,243
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 196,761,485 and 195,403,644 shares issued, respectively, and 187,949,951 and 189,405,244 shares outstanding, respectively	187,950	189,405
Capital in excess of par value	968,194	990,203
Retained earnings (accumulated deficit)	5,369	(103,387)
Accumulated other comprehensive income	19,656	16,492
Total common stockholders’ equity	1,181,169	1,092,713
Noncontrolling interests	2,581	2,534
Total equity	1,183,750	1,095,247
Total liabilities and equity	$12,259,166	$12,038,149
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$174,749	$47,454
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	581
Depreciation and amortization	38,043	35,834
Amortization of intangible assets	6,844	7,667
Amortization of cemetery property	13,881	13,599
Amortization of loan costs	1,433	1,615
Provision for doubtful accounts	2,484	538
Benefit from deferred income taxes	(149,585)	(1,291)
(Gain) loss on divestitures and impairment charges, net	(4,935)	347
Share-based compensation	3,633	3,067
Excess tax benefits from share-based awards	—	(2,258)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	10,959	9,340
(Increase) decrease in other assets	(4,858)	1,598
Increase in payables and other liabilities	86,596	56,062
Effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables, net and trust investments	(790)	3,146
Decrease in deferred preneed funeral revenue	(3,198)	(599)
Decrease in deferred preneed funeral receipts held in trust	(5,263)	(10,273)
Effect of cemetery production and deliveries:
Increase in preneed cemetery receivables, net and trust investments	(9,453)	(7,869)
Increase in deferred preneed cemetery revenue	26,599	22,286
Increase in deferred preneed cemetery receipts held in trust	1,244	3,918
Net cash provided by operating activities	188,383	184,762
Cash flows from investing activities:
Capital expenditures	(40,150)	(41,708)
Acquisitions	(19,327)	(56)
Proceeds from divestitures and sales of property and equipment	3,148	10,164
Net withdrawals of restricted funds	—	5,120
Net cash used in investing activities	(56,329)	(26,480)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	35,000	590,000
Debt issuance costs	—	(5,035)
Payments of debt	(8,787)	(10,054)
Early extinguishment of debt	—	(580,483)
Principal payments on capital leases	(21,055)	(8,156)
Proceeds from exercise of stock options	15,261	3,133
Excess tax benefits from share-based awards	—	2,258
Purchase of Company common stock	(83,460)	(54,632)
Payments of dividends	(24,433)	(23,324)
Bank overdrafts and other	(2,096)	1,369
Net cash used in financing activities	(89,570)	(84,924)
Effect of foreign currency on cash and cash equivalents	784	5,548
Net increase in cash and cash equivalents	43,268	78,906
Cash and cash equivalents at beginning of period	194,986	134,599
Cash and cash equivalents at end of period	$238,254	$213,505
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247
Comprehensive income	—	—	—	174,702	3,164	47	177,913
Dividends declared on common stock ($0.13 per share)	—	—	(24,433)	—	—	—	(24,433)
Employee share-based compensation earned	—	—	3,633	—	—	—	3,633
Stock option exercises	1,122	—	14,139	—	—	—	15,261
Restricted stock awards, net of forfeitures	209	—	(209)	—	—	—	—
Purchase of Company common stock	—	(2,813)	(14,701)	(65,946)	—	—	(83,460)
Other	27	—	(438)	—	—	—	(411)
Balance at March 31, 2017	$196,761	$(8,811)	$968,194	$5,369	$19,656	$2,581	$1,183,750

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2016. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Accounting Standards Adopted in 2017
Stock Compensation
In March 2016, the FASB amended "Stock Compensation", modifying certain aspects of the accounting for share-based payment transactions,which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. The guidance requires the tax effect related to the settlement of share-based awards in income tax benefit or expense in the statements of earnings rather than in additional paid-in-capital. This guidance also eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities within the statement of cash flows. We adopted the new guidance in the first quarter of 2017, as required, and the impact of the restricted stock deliveries and option exercises in the first quarter of 2017 was a reduction to our adjusted provision for income taxes of $6.4 million. Prior periods have not been retrospectively adjusted for adoption of this guidance. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.

Inventory
In July 2015, the FASB amended "Inventory" to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for us on January 1, 2017 and adoption did not materially impact our consolidated results of operations, consolidated financial position, and cash flows.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued"Revenue from Contracts with Customers," which replaces most existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard will also result in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental selling costs to the period in which the related revenue is recognized.
The new standard will be effective for us beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We have not fully determined the impact on the new standard on our consolidated results of operations, consolidated financial position, and cash flows. However, we believe the standard primarily impacts the manner in which we recognize certain nonrefundable up-front fees and incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the related goods and services are delivered to the customer. The incremental selling costs will be deferred and amortized by specific identification to the delivery of the related goods and services.
We will continue to expense costs to acquire new preneed funeral insurance contracts in the period incurred. The insurance contracts are not, and will not be, reflected in our Consolidated Balance Sheet because they do not represent assets or liabilities as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us after the time of need.
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
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayment and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on company-owned life insurance. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact of adoption on our consolidated statement of cash flows.

Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. Amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The new guidance is effective for us on January 1, 2020, and is not expected to impact on our consolidated results of operations, consolidated financial position, and cash flows.
Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income. The new guidance is effective for us on January 1, 2018, and we are evaluating the impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Deposits	$34,976	$27,708
Withdrawals	$42,123	$35,170
Purchases of available-for-sale securities	$90,952	$109,522
Sales of available-for-sale securities	$89,412	$99,493
The components of Preneed funeral receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Trust investments, at market	$1,199,453	$1,152,752
Cash and cash equivalents	115,914	122,517
Insurance-backed fixed income securities	270,348	271,248
Trust investments	1,585,715	1,546,517
Receivables from customers	319,456	312,556
Unearned finance charge	(13,233)	(12,562)
	1,891,938	1,846,511
Allowance for cancellation	(29,283)	(29,066)
Preneed funeral receivables, net and trust investments	$1,862,655	$1,817,445
The costs and values associated with trust investments measured at market at March 31, 2017 and December 31, 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities held by the trusts.

	March 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$72,835	$405	$(372)	$72,868
Canadian government	2	53,740	254	(59)	53,935
Corporate	2	11,874	193	(71)	11,996
Residential mortgage-backed	2	172	17	—	189
Asset-backed	2	52	—	(1)	51
Equity securities:
Preferred stock	2	1,425	112	(54)	1,483
Common stock:
United States	1	332,089	62,224	(5,017)	389,296
Canada	1	11,593	2,966	(441)	14,118
Other international	1	23,513	2,212	(2,439)	23,286
Mutual funds:
Equity	1	320,086	15,302	(12,428)	322,960
Fixed income	1	94,756	1,332	(6,782)	89,306
Other	3	4,017	1,448	(30)	5,435
Trust investments, at fair value		926,152	86,465	(27,694)	984,923
Fixed income commingled funds		174,432	4,608	(1,131)	177,909
Private equity		36,430	3,150	(2,959)	36,621
Trust investments, at net asset value		210,862	7,758	(4,090)	214,530
Trust investments, at market		$1,137,014	$94,223	$(31,784)	$1,199,453

	December 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$75,245	$317	$(557)	$75,005
Canadian government	2	55,752	272	(42)	55,982
Corporate	2	12,702	177	(92)	12,787
Residential mortgage-backed	2	29	1	—	30
Asset-backed	2	58	—	(3)	55
Equity securities:
Preferred stock	2	1,428	81	(39)	1,470
Common stock:
United States	1	334,854	49,785	(11,525)	373,114
Canada	1	11,853	2,592	(263)	14,182
Other international	1	25,761	1,824	(3,167)	24,418
Mutual funds:
Equity	1	313,132	7,780	(26,842)	294,070
Fixed income	1	92,760	1,344	(7,368)	86,736
Other	3	4,079	1,214	(17)	5,276
Trust investments, at fair value		927,653	65,387	(49,915)	943,125
Fixed income commingled funds		168,959	3,177	(1,167)	170,969
Private equity		40,892	2,956	(5,190)	38,658
Trust investments, at net asset value		209,851	6,133	(6,357)	209,627
Trust investments, at market		$1,137,504	$71,520	$(56,272)	$1,152,752
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks' notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2017, our unfunded commitment for our private equity investments was $44.0 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Fair value, beginning balance	$5,276	$4,756
Net unrealized gains included in Accumulated other comprehensive income(1)	221	55
Distributions and other	(62)	—
Fair value, ending balance	$5,435	$4,811

(1)
All net unrealized gains recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2017 to 2041. Maturities of fixed income securities, excluding mutual funds, at March 31, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$71,410
Due in one to five years	26,461
Due in five to ten years	33,537
Thereafter	7,631
$139,039
Earnings from all our merchandise and service trust investments are recognized in revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $14.3 million and $12.0 million for the three months ended March 31, 2017 and 2016, respectively.
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
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values, and the duration of unrealized losses as of March 31, 2017 and December 31, 2016, respectively, are shown in the following tables:

	March 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$24,169	$(372)	$—	$—	$24,169	$(372)
Canadian government	4,011	(45)	173	(14)	4,184	(59)
Corporate	1,383	(15)	2,564	(56)	3,947	(71)
Asset-backed	—	—	51	(1)	51	(1)
Equity securities:
Preferred stock	112	(29)	95	(25)	207	(54)
Common stock:
United States	58,091	(5,017)	13,858	—	71,949	(5,017)
Canada	3,353	(430)	124	(11)	3,477	(441)
Other international	3,846	(357)	7,567	(2,082)	11,413	(2,439)
Mutual funds:
Equity	25,972	(1,954)	132,756	(10,474)	158,728	(12,428)
Fixed income	26,910	(447)	30,967	(6,335)	57,877	(6,782)
Other	—	—	1,400	(30)	1,400	(30)
Trust investments, at fair value	147,847	(8,666)	189,555	(19,028)	337,402	(27,694)
Fixed income commingled funds	72,487	(467)	18,383	(664)	90,870	(1,131)
Private equity	28	(17)	20,373	(2,942)	20,401	(2,959)
Trust investments, at net asset value	72,515	(484)	38,756	(3,606)	111,271	(4,090)
Total temporarily impaired securities	$220,362	$(9,150)	$228,311	$(22,634)	$448,673	$(31,784)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$25,996	$(557)	$—	$—	$25,996	$(557)
Canadian government	2,847	(30)	191	(12)	3,038	(42)
Corporate	1,710	(15)	3,560	(77)	5,270	(92)
Residential mortgage-backed	—	—	55	(3)	55	(3)
Equity securities:
Preferred stock	125	(17)	98	(22)	223	(39)
Common stock:
United States	87,059	(8,149)	14,939	(3,376)	101,998	(11,525)
Canada	2,832	(254)	482	(9)	3,314	(263)
Other international	5,390	(1,301)	7,368	(1,866)	12,758	(3,167)
Mutual funds:
Equity	108,109	(5,080)	127,273	(21,762)	235,382	(26,842)
Fixed income	34,120	(817)	31,654	(6,551)	65,774	(7,368)
Other	26	(2)	1,160	(15)	1,186	(17)
Trust investments, at fair value	268,214	(16,222)	186,780	(33,693)	454,994	(49,915)
Fixed income commingled funds	75,041	(687)	17,656	(480)	92,697	(1,167)
Private equity	693	(481)	22,812	(4,709)	23,505	(5,190)
Trust investments, at net asset value	75,734	(1,168)	40,468	(5,189)	116,202	(6,357)
Total temporarily impaired securities	$343,948	$(17,390)	$227,248	$(38,882)	$571,196	$(56,272)

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
The table below sets forth certain investment-related activities associated with these preneed merchandise and service trusts:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Deposits	$39,522	$36,998
Withdrawals	$38,534	$32,411
Purchases of available-for-sale securities	$398,813	$131,851
Sales of available-for-sale securities	$384,538	$118,581
The components of Preneed cemetery receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Trust investments, at market	$1,534,024	$1,435,083
Cash and cash equivalents	107,287	123,146
Trust investments	1,641,311	1,558,229
Receivables from customers	1,049,235	1,038,592
Unearned finance charges	(33,055)	(33,427)
	2,657,491	2,563,394
Allowance for cancellation	(75,746)	(75,674)
Preneed cemetery receivables, net and trust investments	$2,581,745	$2,487,720

The costs and values associated with the trust investments measured at market at March 31, 2017 and December 31, 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the market value of the underlying securities held by the trusts.

	March 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$7,450	$10	$(6)	$7,454
Canadian government	2	9,052	10	(84)	8,978
Corporate	2	1,587	15	(40)	1,562
Asset-backed	2	169	16	—	185
Equity securities:
Common stock:
United States	1	542,523	76,165	(11,907)	606,781
Canada	1	8,897	5,188	(60)	14,025
Other international	1	33,081	3,542	(2,550)	34,073
Mutual funds:
Equity	1	372,427	17,328	(13,079)	376,676
Fixed income	1	264,979	2,959	(10,310)	257,628
Trust investments, at fair value		1,240,165	105,233	(38,036)	1,307,362
Fixed income commingled funds		181,054	5,100	(293)	185,861
Private equity		41,393	4,962	(5,554)	40,801
Trust investments, at net asset value		222,447	10,062	(5,847)	226,662
Trust investments, at market		$1,462,612	$115,295	$(43,883)	$1,534,024

	December 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$70,070	$567	$(281)	$70,356
Canadian government	2	9,109	49	(66)	9,092
Corporate	2	1,596	18	(34)	1,580
Asset-backed	2	170	13	—	183
Equity securities:
Common stock:
United States	1	539,445	72,682	(21,680)	590,447
Canada	1	9,027	4,807	(84)	13,750
Other international	1	42,870	3,023	(5,229)	40,664
Mutual funds:
Equity	1	356,079	7,812	(29,603)	334,288
Fixed income	1	94,383	1,535	(9,854)	86,064
Trust investments, at fair value		1,122,749	90,506	(66,831)	1,146,424
Fixed income commingled funds		245,813	5,347	(1,681)	249,479
Private equity		37,881	4,616	(3,317)	39,180
Trust investments, at net asset value		283,694	9,963	(4,998)	288,659
Trust investments, at market		$1,406,443	$100,469	$(71,829)	$1,435,083
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
Fixed income commingled funds and private equity investments are measured at net asset value. Fixed income commingled funds are redeemable for net asset value with two weeks notice. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2017, our unfunded commitment for our private equity investments was $49.7 million which, if called, would be funded by the assets of the trusts.
The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

Three Months Ended
March 31,
2016
(In thousands)
Fair value, beginning balance	$1,504
Net unrealized losses included in Accumulated other comprehensive income(1)	(207)
Fair value, ending balance	$1,297

(1)
All net unrealized losses recognized in Accumulated other comprehensive income for our merchandise and service trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust. See Note 6 for further information related to our Deferred preneed receipts held in trust.

Maturity dates of our fixed income securities range from 2017 to 2023. Maturities of fixed income securities, excluding mutual funds, at March 31, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$3,306
Due in one to five years	14,675
Due in five to ten years	198
$18,179
Earnings from all our merchandise and service trust investments are recognized in current revenue when merchandise is delivered or a service is performed. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in current revenue in the period in which they are earned. Recognized trust fund income (realized and unrealized) related to these trust investments was $12.6 million and $9.7 million for the three months ended March 31, 2017 and 2016, respectively.
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
We have determined that the remaining unrealized losses in our merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our merchandise and service trust investment unrealized losses, their associated values and the duration of unrealized losses as of March 31, 2017 and December 31, 2016, respectively, are shown in the following tables:

	March 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$4,542	$(6)	$—	$—	$4,542	$(6)
Canadian government	1,416	(10)	1,184	(74)	2,600	(84)
Corporate	—	—	731	(40)	731	(40)
Equity securities:
Common stock:
United States	132,638	(8,635)	11,759	(3,272)	144,397	(11,907)
Canada	420	(44)	861	(16)	1,281	(60)
Other international	5,703	(524)	7,754	(2,026)	13,457	(2,550)
Mutual funds:
Equity	12,921	(846)	150,724	(12,233)	163,645	(13,079)
Fixed income	26,620	(445)	45,679	(9,865)	72,299	(10,310)
Trust investments, at fair value	184,260	(10,510)	218,692	(27,526)	402,952	(38,036)
Fixed income commingled funds	97,530	(293)	—	—	97,530	(293)
Private equity	—	—	16,420	(5,554)	16,420	(5,554)
Trust investments, at net asset value	97,530	(293)	16,420	(5,554)	113,950	(5,847)
Total temporarily impaired securities	$281,790	$(10,803)	$235,112	$(33,080)	$516,902	$(43,883)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$15,413	$(281)	$—	$—	$15,413	$(281)
Canadian government	—	—	1,192	(66)	1,192	(66)
Corporate	—	—	736	(34)	736	(34)
Equity securities:
Common stock:
United States	149,530	(13,680)	23,010	(8,000)	172,540	(21,680)
Canada	408	(82)	38	(2)	446	(84)
Other international	9,707	(2,330)	11,442	(2,899)	21,149	(5,229)
Mutual funds:
Equity	125,728	(4,728)	146,332	(24,875)	272,060	(29,603)
Fixed income	26,566	(446)	45,337	(9,408)	71,903	(9,854)
Trust investments, at fair value	327,352	(21,547)	228,087	(45,284)	555,439	(66,831)
Fixed income commingled funds	133,164	(1,681)	—	—	133,164	(1,681)
Private equity	558	(1)	16,769	(3,316)	17,327	(3,317)
Trust investments, at net asset value	133,722	(1,682)	16,769	(3,316)	150,491	(4,998)
Total temporarily impaired securities	$461,074	$(23,229)	$244,856	$(48,600)	$705,930	$(71,829)

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
The table below sets forth certain investment-related activities associated with our cemetery perpetual care trusts:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Deposits	$9,989	$9,813
Withdrawals	$12,425	$16,294
Purchases of available-for-sale securities	$27,266	$48,476
Sales of available-for-sale securities	$13,975	$33,522
The components of Cemetery perpetual care trust investments in our unaudited condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Trust investments, at market	$1,378,853	$1,349,073
Cash and cash equivalents	62,082	58,392
Cemetery perpetual care trust investments	$1,440,935	$1,407,465
The costs and values associated with trust investments, at market at March 31, 2017 and December 31, 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Value represents the value of the underlying securities or cash held by the trusts.

	March 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$10	$—	$—	$10
Canadian government	2	14,085	16	(142)	13,959
Corporate	2	4,503	98	(107)	4,494
Residential mortgage-backed	2	251	1	(1)	251
Asset-backed	2	112	3	(15)	100
Equity securities:
Preferred stock	2	1,469	18	(89)	1,398
Common stock:
United States	1	243,197	39,567	(4,899)	277,865
Canada	1	4,863	2,875	(90)	7,648
Other international	1	10,655	275	(936)	9,994
Mutual funds:
Equity	1	15,484	3,808	(258)	19,034
Fixed income	1	692,627	3,948	(20,870)	675,705
Other	3	622	1,256	—	1,878
Trust investments, at fair value		987,878	51,865	(27,407)	1,012,336
Fixed income commingled funds		278,935	—	(8,967)	269,968
Private equity		100,496	2,938	(6,885)	96,549
Trust investments, at net asset value		379,431	2,938	(15,852)	366,517
Trust investments, at market		$1,367,309	$54,803	$(43,259)	$1,378,853

	December 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
Canadian government	2	$14,280	$88	$(114)	$14,254
Corporate	2	4,636	100	(101)	4,635
Residential mortgage-backed	2	304	—	(1)	303
Asset-backed	2	220	3	(28)	195
Equity securities:
Preferred stock	2	1,479	2	(117)	1,364
Common stock:
United States	1	233,643	28,679	(2,337)	259,985
Canada	1	4,828	2,631	(108)	7,351
Other international	1	14,607	148	(2,236)	12,519
Mutual funds:
Equity	1	18,909	4,370	(412)	22,867
Fixed income	1	688,472	3,324	(28,997)	662,799
Other	3	633	1,254	—	1,887
Trust investments, at fair value		982,011	40,599	(34,451)	988,159
Fixed income commingled funds		277,662	—	(9,386)	268,276
Private equity		97,108	2,240	(6,710)	92,638
Trust investments, at net asset value		374,770	2,240	(16,096)	360,914
Trust investments, at market		$1,356,781	$42,839	$(50,547)	$1,349,073
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
Private equity investments are measured at net asset value. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years. As of March 31, 2017, our unfunded commitment for our private equity investments was $27.2 million which, if called, would be funded by the assets of the trusts.

The change in our trust investments measured at fair value with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Fair market value, beginning balance	$1,887	$1,902
Net unrealized losses included in Accumulated other comprehensive income(1)	2	(19)
Distributions and other	(11)	—
Fair market value, ending balance	$1,878	$1,883

(1)
All net unrealized losses recognized in Accumulated other comprehensive income for our cemetery perpetual care trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Care trusts’ corpus. See Note 6 for further information related to our Care trusts’ corpus.

Maturity dates of our fixed income securities range from 2017 to 2040. Maturities of fixed income securities at March 31, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$1,795
Due in one to five years	16,719
Due in five to ten years	105
Thereafter	195
$18,814
Distributable earnings from these cemetery perpetual care trust investments are recognized in current cemetery revenue to the extent we incur qualifying cemetery maintenance costs. Fees charged by our wholly-owned registered investment advisor are also included in current revenue. Recognized trust fund income related to these trust investments was $11.3 million and $18.5 million for the three months ended March 31, 2017 and 2016, respectively.
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
We have determined that the remaining unrealized losses in our cemetery perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the remaining securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our cemetery perpetual care trust investment unrealized losses, their associated values and the duration of unrealized losses as of March 31, 2017 and December 31, 2016, respectively, are shown in the following tables:

	March 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$1,501	$(14)	$1,943	$(128)	$3,444	$(142)
Corporate	628	(13)	1,453	(94)	2,081	(107)
Residential mortgage-backed	203	(1)	—	—	203	(1)
Asset-backed	41	(10)	10	(5)	51	(15)
Equity securities:
Preferred stock	367	(6)	416	(83)	783	(89)
Common stock:
United States	28,989	(2,332)	10,246	(2,567)	39,235	(4,899)
Canada	129	(24)	757	(66)	886	(90)
Other international	4,547	(66)	2,663	(870)	7,210	(936)
Mutual funds:
Equity	399	(27)	1,941	(231)	2,340	(258)
Fixed income	266,649	(1,819)	342,090	(19,051)	608,739	(20,870)
Trust investments, at fair value	303,453	(4,312)	361,519	(23,095)	664,972	(27,407)
Fixed income commingled funds	269,968	(8,967)	—	—	269,968	(8,967)
Private equity	924	(31)	34,880	(6,854)	35,804	(6,885)
Trust investments, at net asset value	270,892	(8,998)	34,880	(6,854)	305,772	(15,852)
Total temporarily impaired securities	$574,345	$(13,310)	$396,399	$(29,949)	$970,744	$(43,259)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
Canadian government	$66	$(1)	$1,961	$(113)	$2,027	$(114)
Corporate	397	(7)	1,866	(94)	2,263	(101)
Residential mortgage-backed	303	(1)	—	—	303	(1)
Asset-backed	28	(22)	101	(6)	129	(28)
Equity securities:
Preferred stock	846	(36)	417	(81)	1,263	(117)
Common stock:
United States	34,844	(1,339)	12,974	(998)	47,818	(2,337)
Canada	78	(47)	558	(61)	636	(108)
Other international	4,177	(508)	5,715	(1,728)	9,892	(2,236)
Mutual funds:
Equity	877	(17)	2,899	(395)	3,776	(412)
Fixed income	263,231	(4,678)	348,623	(24,319)	611,854	(28,997)
Trust investments, at fair value	304,847	(6,656)	375,114	(27,795)	679,961	(34,451)
Fixed income commingled funds	265,345	(9,346)	2,931	(40)	268,276	(9,386)
Private equity	21,426	(268)	33,519	(6,442)	54,945	(6,710)
Trust investments, at net asset value	286,771	(9,614)	36,450	(6,482)	323,221	(16,096)
Total temporarily impaired securities	$591,618	$(16,270)	$411,564	$(34,277)	$1,003,182	$(50,547)
6. Deferred Preneed Receipts Held in Trust and Care Trusts’ Corpus
Deferred preneed receipts held in trust
We consolidate the merchandise and service trusts associated with our preneed activities. Although the consolidation of the merchandise and service trusts is required by accounting standards, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore their interests in these trusts represent a liability to us. The components of Deferred preneed receipts held in trust in our unaudited condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 are detailed below.

	March 31, 2017			December 31, 2016
	Preneed Funeral	Preneed Cemetery	Total	Preneed Funeral	Preneed Cemetery	Total
	(In thousands)
Trust investments	$1,585,715	$1,641,311	$3,227,026	$1,546,517	$1,558,229	$3,104,746
Accrued trust operating payables and other	(605)	(401)	(1,006)	(589)	(361)	(950)
Deferred preneed receipts held in trust	$1,585,110	$1,640,910	$3,226,020	$1,545,928	$1,557,868	$3,103,796

Care trusts’ corpus
The Care trusts’ corpus reflected in our unaudited condensed Consolidated Balance Sheet represents the cemetery perpetual care trusts, including the related accrued expenses. The components of Care trusts’ corpus in our unaudited condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 are detailed below.

	March 31, 2017	December 31, 2016
	(In thousands)
Cemetery perpetual care trust investments	$1,440,935	$1,407,465
Accrued trust deferred taxes, operating payables, and other	1,330	778
Care trusts’ corpus	$1,442,265	$1,408,243
Other expense, net
The components of Other expense, net in our unaudited condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016 are detailed below. See Notes 3, 4, and 5 for further discussion of the amounts related to the funeral, cemetery, and cemetery perpetual care trusts.

	Three Months Ended March 31, 2017
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$11,561	$40,029	$843	$—	$52,433
Realized losses	(5,544)	(14,261)	(1,969)	—	(21,774)
Impairment charges	(4,267)	(765)	(7)	—	(5,039)
Interest, dividend, and other ordinary income	2,810	7,773	12,576	—	23,159
Trust expenses and income taxes	(4,109)	(11,075)	(5,170)	—	(20,354)
Net trust investment (loss) income	451	21,701	6,273	—	28,425
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	(451)	(21,701)	(6,273)	—	(28,425)
Other expense, net	—	—	—	(434)	(434)
Total other expense, net	$—	$—	$—	$(434)	$(434)

	Three Months Ended March 31, 2016
	Funeral Trusts	Cemetery Trusts	Cemetery Perpetual Care Trusts	Other, Net	Total
		(In thousands)
Realized gains	$6,824	$6,246	$1,494	$—	$14,564
Realized losses	(19,651)	(22,853)	(1,616)	—	(44,120)
Impairment charges	(1,118)	(2,049)	(115)	—	(3,282)
Interest, dividend, and other ordinary income	2,773	2,360	12,990	—	18,123
Trust expenses and income taxes	(4,442)	(4,853)	(5,757)	—	(15,052)
Net trust investment (loss) income	(15,614)	(21,149)	6,996	—	(29,767)
Reclassification to deferred preneed receipts held in trust and care trusts’ corpus	15,614	21,149	(6,996)	—	29,767
Other expense, net	—	—	—	(242)	(242)
Total other expense, net	$—	$—	$—	$(242)	$(242)

7. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was a benefit of 77.4% and expense of 40.5% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement discussed below and a result of tax benefits recognized during the quarter on the settlement of employee share-based awards in accordance with a revised accounting standard for share-based compensation.
Unrecognized Tax Benefits
As of March 31, 2017, the total amount of our unrecognized tax benefits was $79.5 million and the total amount of our accrued interest was $7.3 million.
We reached an agreement with the Internal Revenue Service (“IRS”) to resolve the issues under audit with respect to tax years 1999 through 2005. In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD, which, subject to finalization of computations, effectively settles the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits of $143.0 million of which $102.5 million was recognized as income tax benefit for the matters that were effectively settled with an increase in our taxes payable of $40.5 million.
We remain under audit for years 2006 and 2007 as a result of carryback claims. In addition, we are under audit by various state jurisdictions for years 2000 through 2015. There are currently no federal or provincial audits in Canada. It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months. However, due to the uncertainty regarding the timing of completion and possible outcomes on the outstanding audits, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.
8. Debt
Debt as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$250,000	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due March 2021	665,000	673,750
Bank Credit Facility due March 2021	385,000	350,000
Obligations under capital leases	183,043	208,758
Mortgage notes and other debt, maturities through 2050	3,722	3,753
Unamortized premiums, net	8,102	8,313
Unamortized debt issuance costs	(31,608)	(32,984)
Total debt	3,288,259	3,286,590
Less: Current maturities of long-term debt	(63,606)	(89,974)
Total long-term debt	$3,224,653	$3,196,616
Current maturities of debt at March 31, 2017 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year. Our consolidated debt had a weighted average interest rate of 4.75% and 4.68% at March 31, 2017 and December 31, 2016, respectively. Approximately 63% of our total debt had a fixed interest rate at both March 31, 2017 and December 31, 2016.
During the three months ended March 31, 2017 and 2016, we paid $20.0 million and $15.9 million in cash interest, respectively.
Bank Credit Agreement
As of March 31, 2017, we have $385.0 million of outstanding borrowings under our Bank Credit Facility due March 2021; $665.0 million of outstanding borrowings under our Term Loan due March 2021; and have issued $32.7 million of letters of credit. The bank credit agreement due March 2021 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2017, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.30% at March 31, 2017. As of March 31, 2017, we have $282.3 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions

In January 2017, we drew $25.0 million and in March 2017 we drew $10.0 million on our Bank Credit Facility due March 2021 to make required payments on our Term Loan due March 2021 and for general corporate purposes.
Debt Extinguishments and Reductions
During the three months ended March 31, 2017, we made aggregate principal debt payments of $8.8 million for scheduled payments towards our Term Loan due March 2021.
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
The fair value of our debt instruments at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$270,000	$272,353
4.5% Senior Notes due November 2020	202,500	205,000
8.0% Senior Notes due November 2021	174,708	175,500
5.375% Senior Notes due January 2022	440,938	444,614
5.375% Senior Notes due May 2024	882,003	884,000
7.5% Senior Notes due April 2027	230,532	231,590
Term Loan due March 2021	665,000	673,750
Bank Credit Facility due March 2021	385,000	350,000
Mortgage notes and other debt, maturities through 2050	3,721	3,753
Total fair value of debt instruments	$3,254,402	$3,240,560
The fair value of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement, and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments has been estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
10. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2016	$16,492	$—	$16,492
Activity in 2017	3,164	—	3,164
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	69,351	69,351
Reclassification of net unrealized gain activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(69,351)	(69,351)
Balance at March 31, 2017	$19,656	$—	$19,656

Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	22,707	—	22,707
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	17,985	17,985
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(17,985)	(17,985)
Balance at March 31, 2016	$28,871	$—	$28,871
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2017, we repurchased 2,813,134 shares of common stock at an aggregate cost of $83.5 million, which is an average cost per share of $29.67. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $284.8 million at March 31, 2017.
Subsequent to March 31, 2017, we repurchased 362,260 shares of common stock at an aggregate cost of $11.2 million, which is an average cost per share of $30.88. After these second quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $273.6 million.
11. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2017	$498,764	$278,946	$777,710
2016	$492,189	$257,030	$749,219
Operating profit:
2017	$112,607	$64,558	$177,165
2016	$107,211	$55,712	$162,923
The following table reconciles operating profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended
	March 31,
	2017	2016

Operating profit from reportable segments	$177,165	$162,923
General and administrative expenses	(42,504)	(38,904)
Gains (losses) on divestitures and impairment charges, net	4,935	(347)
Operating income	139,596	123,672
Interest expense	(40,636)	(43,082)
Loss on early extinguishment of debt	—	(581)
Other expense, net	(434)	(242)
Income before income taxes	$98,526	$79,767
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended March 31,
Revenue from external customers:
2017	$727,240	$50,470	$777,710
2016	$708,887	$40,332	$749,219

12. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2017 and December 31, 2016, we have self-insurance reserves of $78.6 million and $78.0 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, and Romano lawsuits described below.
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
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against an SCI subsidiary and purports to have been brought on behalf of persons who worked as independent sales representatives in California during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including mis-classifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest and injunctive relief. We cannot quantify our ultimate liability, if any, in the lawsuit.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuit.
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
Unclaimed Property Audit. We are involved in the following matter.
We received notices from a third party auditor representing unclaimed property departments of 36 states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. We cannot quantify our ultimate liability, if any, in this matter.
The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above matters; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$174,702	$47,445
After tax interest on convertible debt	12	12
Net income — diluted	$174,714	$47,457
Weighted average shares (denominator):
Weighted average shares — basic	188,260	194,924
Stock options	4,425	2,985
Restricted stock units	61	—
Convertible debt	121	121
Weighted average shares — diluted	192,867	198,030
Net income per share:
Basic	$0.93	$0.24
Diluted	$0.91	$0.24
The computation of diluted EPS excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Antidilutive options	898	1,886

14. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Gains on divestitures, net	$16,751	$1,426
Impairment losses	(11,816)	(1,773)
Gains (losses) on divestitures and impairment charges, net	$4,935	$(347)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2017, we operated 1,500 funeral service locations and 475 cemeteries (including 283 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $10.2 billion backlog of future revenue from both trust and insurance-funded sales at March 31, 2017, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $188.4 million in the three months ended March 31, 2017. We have $282.3 million in borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2017, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2017 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.70
Interest coverage ratio	3.00 (Min)	5.40
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

We intend to evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in acquisitions and new builds. We intend to make acquisitions of funeral service locations and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of funeral service locations. We target businesses with favorable customer segments and/or where we can achieve additional economies of scale.
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.13 per common share in 2017. We target a payout ratio of 35% to 45% and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the three months ended March 31, 2017, we repurchased 2,813,134 shares of common stock at an aggregate cost of $83.5 million, which is an average cost per share of $29.67. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $284.8 million at March 31, 2017. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Subsequent to March 31, 2017, we repurchased 362,260 shares of common stock at an aggregate cost of $11.2 million, which is an average cost per share of $30.88. After these second quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $273.6 million.
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
Operating Activities
Net cash provided by operating activities increased $3.6 million to $188.4 million in the first three months of 2017, compared to $184.8 million in the first three months of 2016. Included in 2017 are a decrease in system and process transition costs of $2.9 million and a $2.3 million decrease in excess tax benefits from share-based awards. See discussion regarding the change in accounting treatment for excess tax benefits from share-based awards in Part I, Item 1. Financial Statements, Note 2.

Excluding the above items, cash flow from operations decreased $1.6 million as a result of the following:

•	a $8.6 million increase in employee compensation;

•	a $11.9 million increase in cash tax payments;

•	a $4.0 million increase in cash interest paid;

•	a $2.0 million increase in net trust deposits;

•	a $5.6 million increase in vendor and other payments; and

•	a $2.6 million decrease in General Agency (GA) and other receipts; partially offset by

•	a $33.1 million increase in cash receipts from customers.

Investing Activities
Cash flows from investing activities used $56.3 million in the first three months of 2017 compared to using $26.5 million in the same period of 2016. This was primarily attributable to an increase of $19.3 million in cash spent on acquisitions, a $7.0 million decrease in cash receipts from divestitures and asset sales, and a $5.1 million decrease in net withdrawals of restricted funds, partially offset by a $1.6 million decrease in capital expenditures.

Financing Activities

Financing activities used $89.6 million in the first three months of 2017 compared to using $84.9 million in the same period of 2016. This increase was primarily driven by an increase in purchases of Company common stock of $28.8 million, a decrease of $2.3 million in excess tax benefits from share-based awards, and a $1.1 million increase in payments of dividends, partially offset by an increase in debt issuance proceeds net of payments of $18.9 million, and increased proceeds from exercises of stock options of $12.1 million.
We repurchased 2.8 million shares in the first three months of 2017 for $83.5 million and 2.3 million shares in the same period of 2016 for $54.6 million. We paid cash dividends of $24.4 million in the first three months of 2017 and $23.3 million in the same period of 2016.
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

	March 31, 2017	December 31, 2016
	(In millions)
Preneed funeral	$114.8	$118.6
Preneed cemetery:
Merchandise and services	135.6	141.6
Pre-construction	9.9	7.8
Bonds supporting preneed obligations	260.3	268.0
Bonds supporting preneed business permits	4.5	4.5
Other bonds	17.8	18.4
Total surety bonds outstanding	$282.6	$290.9
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2017 and 2016, we had $6.0 million and $5.1 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$83.4	$71.9
Sales production (number of contracts)	25,690	23,275
Maturities	$67.6	$57.8
Maturities (number of contracts)	18,186	17,299
Cemetery:
Sales production:
Preneed	$207.7	$183.4
Atneed	83.7	79.0
Total sales production	$291.4	$262.4
Sales production deferred to backlog:
Preneed	$88.1	$82.1
Atneed	60.4	59.0
Total sales production deferred to backlog	$148.5	$141.1
Revenue recognized from backlog:
Preneed	$55.0	$51.8
Atneed	57.3	57.0
Total revenue recognized from backlog	$112.3	$108.8
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
The table below details the results of insurance-funded preneed production and maturities for the three months ended March 31, 2017 and 2016, and the number of contracts associated with those transactions.

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Preneed insurance-funded:
Sales production (1)	$128.3	$139.3
Sales production (number of contracts) (1)	21,029	23,065
General agency revenue	$31.8	$36.2
Maturities	$91.3	$83.9
Maturities (number of contracts)	15,476	14,424

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred preneed receipts held in trust at March 31, 2017 and December 31, 2016. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at March 31, 2017 and December 31, 2016. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience.

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

	March 31, 2017		December 31, 2016
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred preneed funeral revenue	$0.58	$0.58	$0.58	$0.58
Deferred preneed funeral receipts held in trust	1.58	1.52	1.54	1.52
	$2.16	$2.10	$2.12	$2.10
Allowance for cancellation on trust investments	(0.08)	(0.08)	(0.12)	(0.12)
Backlog of trust-funded preneed funeral revenue	$2.08	$2.02	$2.00	$1.98
Backlog of insurance-funded preneed revenue(1)	5.41	5.41	5.37	5.37
Total backlog of preneed funeral revenue	$7.49	$7.43	$7.37	$7.35
Preneed funeral receivables, net and trust investments	$1.86	$1.80	$1.82	$1.80
Allowance for cancellation on trust investments	(0.08)	(0.08)	(0.11)	(0.11)
Assets associated with backlog of trust-funded deferred preneed funeral revenue, net of estimated allowance for cancellation	$1.78	$1.72	$1.71	$1.69
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.41	5.41	5.37	5.37
Total assets associated with backlog of preneed funeral revenue, net of estimated allowance for cancellation	$7.19	$7.13	$7.08	$7.06

Deferred preneed cemetery revenue	$1.18	$1.18	$1.15	$1.15
Deferred preneed cemetery receipts held in trust	1.64	1.57	1.56	1.53
	$2.82	$2.75	$2.71	$2.68
Allowance for cancellation on trust investments	(0.15)	(0.15)	(0.13)	(0.13)
Total backlog of deferred cemetery revenue	$2.67	$2.60	$2.58	$2.55
Preneed cemetery receivables, net and trust investments	$2.58	$2.51	$2.49	$2.46
Allowance for cancellation on trust investments	(0.16)	(0.16)	(0.14)	(0.14)
Total assets associated with backlog of deferred cemetery revenue, net of estimated allowance for cancellation	$2.42	$2.35	$2.35	$2.32

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2017, the difference between the backlog and asset fair value amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.09 billion collected from customers that were not required to be deposited into trust, and $0.20 billion in allowable cash distributions from trust assets.
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
As of March 31, 2017, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability companies (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise private equity and real estate investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase of three managed limited liability companies (LLCs), one for each trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2017, the largest single equity position represented less than 1% of the total securities portfolio.
The objective of private equity investments is to provide high rates of return with reduced volatility. These investments are typically long term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including private equity, real estate, fund of funds, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the nine months ended March 31, 2017, the Standard and Poor’s 500 Index increased 6.1% and the Barclay’s Aggregate Index increased 0.8%, while the combined SCI trusts increased 3.9%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2017 and 2016
Management Summary
In the three months ended March 31, 2017, we reported net income attributable to common stockholders of $174.7 million ($0.91 per diluted share) compared to net income attributable to common stockholders for the same period in 2016 of $47.4 million ($0.24 per diluted share). These results were affected by the following items:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Pre-tax gains (losses) from divestitures and impairment, net	$4.9	$(0.3)
Pre-tax loss from the early extinguishment of debt	$—	$(0.6)
Pre-tax acquisition and integration costs	$—	$(5.5)
Pre-tax expenses related to system transition costs	$—	$(4.1)
Pre-tax pension termination settlement	$(11.6)	$—
Tax benefit from above items	$2.4	$3.7
Change in certain tax reserves	$106.0	$(1.1)
In addition to the above items, the increase in diluted earnings per share excluding special items was primarily driven by higher operating profits led by a double digit increase in cemetery sales production and higher funeral services performed. These results were also bolstered by a lower tax rate, lower interest expense, and fewer shares outstanding resulting from our ongoing share repurchase program.

Funeral Results

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$498.8	$492.2
Less: Revenue associated with acquisitions/new construction	6.7	—
Less: Revenue associated with divestitures	0.1	10.2
Comparable[1] funeral revenue	492.0	482.0
Less: Comparable recognized preneed revenue	32.1	28.8
Less: Comparable general agency and other revenue	30.1	33.6
Adjusted comparable funeral revenue	$429.8	$419.6
Comparable services performed	82,117	80,764
Comparable average revenue per service[2]	$5,234	$5,195

Consolidated funeral operating profit	$112.6	$107.2
Less: Operating profit associated with acquisitions/new construction	2.2	—
Less: Operating (loss) profit associated with divestitures	(1.4)	1.4
Comparable funeral operating profit	$111.8	$105.8

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending March 31, 2017.

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

Funeral Revenue
Consolidated revenue from funeral operations was $498.8 million for the three months ended March 31, 2017 compared to $492.2 million for the same period in 2016. This increase is primarily attributable to a $10.0 million increase in comparable revenue as described below.
Comparable revenue from funeral operations was $492.0 million for the three months ended March 31, 2017 compared to $482.0 million for the same period in 2016. This $10.0 million increase is due to 1.7% higher comparable services performed. An increase in matured preneed revenue and recognized preneed revenue was partially offset by a decline in general agency revenue due to lower insurance production.
Comparable average revenue per funeral service increased 0.8% in the first three months of 2017 compared to the same period in 2016. Organic sales average growth of 1.9% was somewhat offset by an increase in the cremation mix. Our total comparable cremation rate increased to 53.4% in the first three months of 2017 from 52.2% in 2016.
Funeral Operating Profit
Consolidated funeral operating profit increased $5.4 million, or 5.0%, in the first three months of 2017 compared to the same period in 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $6.0 million, or 5.7%. The $6.0 million increase in comparable funeral operating profit was in line with our expectations based on the $10.0 million increase in comparable funeral revenue when taking into account our fixed cost structure in our comparable funeral operations.

Cemetery Results

	Three Months Ended March 31,
	2017	2016
	(In millions)
Consolidated cemetery revenue	$278.9	$257.0
Less: Revenue associated with acquisitions/new construction	1.0	—
Less: Revenue associated with divestitures	—	0.2
Comparable[1] cemetery revenue	$277.9	$256.8

Consolidated cemetery operating profit	$64.6	$55.7
Less: Operating profit associated with acquisitions/new construction	0.3	—
Less: Operating profit associated with divestitures	—	0.1
Comparable cemetery operating profit	$64.3	$55.6

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending March 31, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $21.9 million, or 8.5%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a $21.1 million increase in comparable cemetery revenue in the first quarter of 2017 compared to the same period in 2016. This increase primarily resulted from higher preneed property revenue from higher preneed sales production and higher merchandise deliveries, partially offset by $7.2 million of perpetual care trust capital gain distributions received in the first quarter of 2016 that did not reoccur in the current quarter.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $8.9 million, or 16.0%, in the first quarter of 2017 compared to the same period in 2016. Comparable cemetery operating profit increased $8.7 million to $64.3 million and the operating margin percentage increased 140 basis points to 23.1%. The $8.7 million increase in comparable cemetery operating profit was the result of high margin core revenue growth of $27.9 million when taking into account our fixed cost structure offset by the decline in the other cemetery revenue.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $42.5 million in the three months ended March 31, 2017 compared to $38.9 million in the same period of 2016. The current period includes $11.6 million related to a pension termination settlement. The prior year period includes $4.1 million in system transition costs primarily related to our 2016 implementation of a new general ledger system and $5.5 million related to the write off of debt costs associated with previous acquisitions. Excluding these costs in both periods, general and administrative expenses increased $1.6 million compared to prior year quarter due to increased costs related to the company’s long-term incentive compensation program primarily tied to improvements in total shareholder return.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net, increased $5.3 million in the three months ended March 31, 2017 compared to the same period of 2016, primarily the result of gains associated with the divestiture of non-strategic funeral locations offset by an impairment loss.
Interest Expense
Interest expense decreased $2.4 million to $40.6 million in the three months ended March 31, 2017 as we benefited from the debt refinancings over the past year by lowering the interest on our Senior Notes and increasing our proportion of lower variable rate debt.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances. Our effective tax rate was a benefit of 77.4% and expense of 40.5% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement and a result of tax benefits recognized during the quarter on the settlement of employee share-based awards in accordance with a revised accounting standard for share-based compensation.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.9 million in the three months ended March 31, 2017, compared to 198.0 million in the same period in 2016. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2016, except as described below within Recent Accounting Pronouncements and Accounting Changes.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2.
Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral and cemetery industry is competitive.

•	Increasing death benefits related to preneed contracts funded through life insurance contracts may not cover future increases in the cost of providing a price-guaranteed service.

•	The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets declines, our cash flows and revenue may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue, gross profit, and cash flows.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice legal claims could have a material adverse impact on our financial results.

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

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

•	The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2016 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of March 31, 2017 are presented in Part I, Item 1. Financial Statements and Notes 3, 4, and 5 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2017 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 12 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors

There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.
The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 12 in Item 1 of Part 1 of this Form 10-Q. The aforesaid application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2017, we issued 1,389 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors and the heir of a former director. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
January 1, 2017 - January 31, 2017	1,404,199	$28.89	1,397,950	$326,670,875
February 1, 2017 - February 28, 2017	850,640	$30.01	848,300	$301,213,331
March 1, 2017 - March 31, 2017	558,295	$31.10	529,200	$284,756,705
	2,813,134		2,775,450
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

12.1	—	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2017 and 2016.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2017		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)