Form 10-Q
period 2017-06-30
SERVICE CORP INTERNATIONAL
filed 2017-07-27
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 25, 2017 was 187,230,518 (net of treasury shares).

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
Cemetery Merchandise and Services — Stone and bronze memorials, markers, burial vaults, floral placement, graveside services, merchandise installations, urns, outer burial containers, and burial interments.
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
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers’ payments for preneed funeral, cremation, or cemetery merchandise and services to be delivered or performed by us in the future. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or the cancellation of the contract. Also referred to as Preneed Trust.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenue	$773,242	$751,396	$1,550,952	$1,500,615
Costs and expenses	(589,797)	(589,407)	(1,190,342)	(1,175,703)
Operating profit	183,445	161,989	360,610	324,912
General and administrative expenses	(40,590)	(36,849)	(83,094)	(75,753)
Gains (losses) on divestitures and impairment charges, net	753	(30,641)	5,688	(30,988)
Operating income	143,608	94,499	283,204	218,171
Interest expense	(42,083)	(39,398)	(82,719)	(82,480)
Loss on early extinguishment of debt	—	(21,898)	—	(22,479)
Other expense, net	(7)	(564)	(441)	(806)
Income before income taxes	101,518	32,639	200,044	112,406
(Provision for) benefit from income taxes	(32,956)	(16,746)	43,267	(49,059)
Net income	68,562	15,893	243,311	63,347
Net income attributable to noncontrolling interests	(81)	(273)	(128)	(282)
Net income attributable to common stockholders	$68,481	$15,620	$243,183	$63,065
Basic earnings per share:
Net income attributable to common stockholders	$0.37	$0.08	$1.29	$0.32
Basic weighted average number of shares	187,597	193,806	187,927	194,366
Diluted earnings per share:
Net income attributable to common stockholders	$0.36	$0.08	$1.26	$0.32
Diluted weighted average number of shares	192,138	196,718	192,511	197,463
Dividends declared per share	$0.15	$0.13	$0.28	$0.25

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$68,562	$15,893	$243,311	$63,347
Other comprehensive income:
Foreign currency translation adjustments	10,441	418	13,605	23,134
Total comprehensive income	79,003	16,311	256,916	86,481
Total comprehensive income attributable to noncontrolling interests	(88)	(273)	(135)	(291)
Total comprehensive income attributable to common stockholders	$78,915	$16,038	$256,781	$86,190

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$224,889	$194,986
Receivables, net	72,251	98,455
Inventories	27,333	26,431
Other	30,396	34,524
Total current assets	354,869	354,396
Preneed receivables, net and trust investments	4,572,522	4,305,165
Cemetery property	1,784,585	1,776,935
Property and equipment, net	1,828,532	1,827,587
Goodwill	1,804,493	1,799,081
Deferred charges and other assets	577,720	567,520
Cemetery perpetual care trust investments	1,465,563	1,407,465
Total assets	$12,388,284	$12,038,149

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$441,396	$439,936
Current maturities of long-term debt	70,725	89,974
Income taxes payable	12,228	7,960
Total current liabilities	524,349	537,870
Long-term debt	3,290,944	3,196,616
Deferred revenue	1,777,828	1,731,417
Deferred tax liability	442,528	454,638
Other liabilities	372,790	510,322
Deferred preneed receipts held in trust	3,308,548	3,103,796
Care trusts’ corpus	1,466,313	1,408,243
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 197,283,056 and 195,403,644 shares issued, respectively, and 187,315,112 and 189,405,244 shares outstanding, respectively	187,315	189,405
Capital in excess of par value	958,434	990,203
Retained earnings (accumulated deficit)	28,858	(103,387)
Accumulated other comprehensive income	30,090	16,492
Total common stockholders’ equity	1,204,697	1,092,713
Noncontrolling interests	287	2,534
Total equity	1,204,984	1,095,247
Total liabilities and equity	$12,388,284	$12,038,149
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$243,311	$63,347
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	22,479
Premiums paid on early extinguishment of debt	—	(20,500)
Depreciation and amortization	75,455	72,522
Amortization of intangibles	14,051	15,392
Amortization of cemetery property	30,596	27,837
Amortization of loan costs	2,881	3,004
Provision for doubtful accounts	4,544	1,854
Benefit from deferred income taxes	(153,112)	(2,856)
(Gains) losses on divestitures and impairment charges, net	(5,688)	30,988
Share-based compensation	7,645	6,574
Excess tax benefits from share-based awards	—	(4,269)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	20,441	10,201
Increase in other assets	(6,081)	(1,572)
Increase (decrease) in payables and other liabilities	14,815	(1,169)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(64,860)	(45,511)
Increase in deferred revenue	36,345	50,916
Increase (decrease) in deferred receipts held in trust	3,880	(3,709)
Net cash provided by operating activities	224,223	225,528
Cash flows from investing activities:
Capital expenditures	(85,324)	(83,189)
Acquisitions	(24,044)	(52,844)
Proceeds from divestitures and sales of property and equipment	7,431	11,422
Net withdrawals of restricted funds and other	175	5,120
Net cash used in investing activities	(101,762)	(119,491)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	110,000	960,000
Debt issuance costs	—	(5,232)
Payments of debt	(17,570)	(18,835)
Early extinguishment of debt	—	(875,001)
Principal payments on capital leases	(30,419)	(16,907)
Proceeds from exercise of stock options	20,601	8,872
Excess tax benefits from share-based awards	—	4,269
Purchase of Company common stock	(120,064)	(81,477)
Payments of dividends	(52,529)	(48,506)
Purchase of noncontrolling interest	(4,580)	(42)
Bank overdrafts and other	(2,065)	(1,424)
Net cash used in financing activities	(96,626)	(74,283)
Effect of foreign currency on cash and cash equivalents	4,068	5,435
Net increase in cash and cash equivalents	29,903	37,189
Cash and cash equivalents at beginning of period	194,986	134,599
Cash and cash equivalents at end of period	$224,889	$171,788
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247
Comprehensive income	—	—	—	243,183	13,598	135	256,916
Dividends declared on common stock ($0.28 per share)	—	—	(37,010)	(15,519)	—	—	(52,529)
Employee share-based compensation earned	—	—	7,645	—	—	—	7,645
Stock option exercises	1,571	—	19,030	—	—	—	20,601
Restricted stock awards, net of forfeitures	207	—	(207)	—	—	—	—
Purchase of Company common stock	—	(3,970)	(20,675)	(95,419)	—	—	(120,064)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Noncontrolling interest purchases	—	—	(2,258)	—	—	(2,322)	(4,580)
Other	102	—	1,706	—	—	—	1,808
Balance at June 30, 2017	$197,283	$(9,968)	$958,434	$28,858	$30,090	$287	$1,204,984

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. The Company has two reportable segments: Funeral and Cemetery. See Note 8 for further detail on the Company's segments.
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
Accounting Standards Adopted in 2017
Stock Compensation
In March 2016, the FASB amended "Stock Compensation", modifying certain aspects of the accounting for share-based payment transactions, which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. The guidance requires the tax effect related to the settlement of share-based awards be included in income tax benefit or expense in the statement of operations rather than in additional paid-in-capital. This guidance also eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities within the statement of cash flows. We adopted the new guidance in the first quarter of 2017, as required, and the impact of the restricted stock deliveries and option exercises in the first six months and the second quarter of 2017 was a reduction to our provision for income taxes of $9.3 million and $2.9 million, respectively. Prior periods have not been retrospectively adjusted for adoption of this guidance. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
Inventory
In July 2015, the FASB amended "Inventory" to state that an entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for us on January 1, 2017 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, or cash flows.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers", which replaces most existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
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
We established a cross-functional team and analyzed the impact on our contract portfolio by reviewing our revenue streams and our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard to our contracts. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.
In the first half of 2017, we made significant progress towards completing our evaluation of the potential changes from adopting the new standard on our future reporting and disclosures. We also made progress on our contract reviews and policy amendments, including progress on developing a process for the systemic application of the standard to existing undelivered performance obligations at adoption. Additionally, we began making programming changes to our point of sale system to accommodate recognition and disclosure under the new standard.
We have not fully determined the financial impact of the new standard to our consolidated results of operations, consolidated financial position, and cash flows. However, we believe the standard primarily impacts the manner in which we recognize a) certain nonrefundable up-front fees and b) incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the related goods and services are delivered to the customer. The incremental selling costs will be deferred and recognized by specific identification based on the delivery of the respective goods and services.
We will continue to expense costs to acquire new preneed funeral insurance contracts in the period incurred. The insurance contracts are not, and will not be, reflected in our Consolidated Balance Sheet because they do not represent assets or liabilities, as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us at the time of need.
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
In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. The new guidance is effective for us on January 1, 2020, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
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
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. Amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The new guidance is effective for us on January 1, 2020, and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income. The new guidance is effective for us on January 1, 2018, and we are still evaluating the impact on our consolidated results of operations, consolidated financial position, and cash flows.
Stock Compensation
In May 2017, the FASB amended "Stock Compensation" to clarify which changes in terms and conditions of share-based awards require accounting for as modifications. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance is effective for us on January 1, 2018 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Preneed funeral receivables	$327,138	$312,556
Preneed cemetery receivables	1,091,264	1,038,592
Preneed receivables from customers	1,418,402	1,351,148
Unearned finance charge	(46,488)	(45,989)
Allowance for cancellation	(108,411)	(104,740)
Preneed receivables, net	$1,263,503	$1,200,419

Trust investments, at market	$3,857,858	$3,936,908
Cash held in trust (1)	648,003	304,055
Insurance-backed fixed income securities and other	268,721	271,248
Trust investments	4,774,582	4,512,211
Less: Cemetery perpetual care trust investments	(1,465,563)	(1,407,465)
Preneed trust investments	$3,309,019	$3,104,746

Preneed receivables, net and trust investments	$4,572,522	$4,305,165

(1)	The higher cash balance at June 30, 2017 reflects the liquidation of certain trust assets for realignment within our trust structures that were reinvested subsequent to quarter end.

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Deposits	$106,771	$87,152	$191,258	$161,671
Withdrawals	$104,641	$86,168	$197,723	$170,043
Purchases of available-for-sale securities	$387,415	$349,789	$904,571	$641,471
Sales of available-for-sale securities (1)	$738,302	$336,491	$1,227,167	$601,070

(1)	The higher activity in the second quarter reflects the liquidation of certain trust assets for realignment within our trust structures that were reinvested subsequent to quarter end.

The costs and values associated with trust investments recorded at fair value at June 30, 2017 and December 31, 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	June 30, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$39,324	$26	$(10)	$39,340
Canadian government	2	81,661	327	(364)	81,624
Corporate	2	17,859	326	(3)	18,182
Residential mortgage-backed	2	426	17	(1)	442
Asset-backed	2	318	19	(7)	330
Equity securities:
Preferred stock	2	6,716	186	(155)	6,747
Common stock:
United States	1	1,059,056	178,940	(24,327)	1,213,669
Canada	1	29,392	11,524	(451)	40,465
Other international	1	58,284	8,454	(4,338)	62,400
Mutual funds:
Equity	1	683,976	59,066	(15,324)	727,718
Fixed income	1	957,617	11,705	(29,715)	939,607
Other	3	4,921	3,004	(1)	7,924
Trust investments, at fair value		2,939,550	273,594	(74,696)	3,138,448
Fixed income commingled funds		529,020	12,607	(5,507)	536,120
Private equity		185,549	13,243	(15,502)	183,290
Trust investments, at net asset value		714,569	25,850	(21,009)	719,410
Trust investments, at market		$3,654,119	$299,444	$(95,705)	$3,857,858

	December 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$145,315	$884	$(838)	$145,361
Canadian government	2	79,141	409	(222)	79,328
Corporate	2	18,934	295	(227)	19,002
Residential mortgage-backed	2	333	1	(1)	333
Asset-backed	2	448	16	(31)	433
Equity securities:
Preferred stock	2	2,907	83	(156)	2,834
Common stock:
United States	1	1,107,942	151,146	(35,542)	1,223,546
Canada	1	25,708	10,030	(455)	35,283
Other international	1	83,238	4,995	(10,632)	77,601
Mutual funds:
Equity	1	688,120	19,962	(56,857)	651,225
Fixed income	1	875,615	6,203	(46,219)	835,599
Other	3	4,712	2,468	(17)	7,163
Trust investments, at fair value		3,032,413	196,492	(151,197)	3,077,708
Fixed income commingled funds		692,434	8,524	(12,234)	688,724
Private equity		175,881	9,812	(15,217)	170,476
Trust investments, at net asset value		868,315	18,336	(27,451)	859,200
Trust investments, at market		$3,900,728	$214,828	$(178,648)	$3,936,908
As of June 30, 2017, our unfunded commitment for our private equity and other investments was $124.3 million which, if called, would be funded by the assets of the trusts.

The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Fair value, beginning balance	$7,313	$7,991	$7,163	$8,162
Net unrealized gains included in Accumulated other comprehensive income(1)	660	555	810	384
Purchases	28	25	28	25
Sales	(77)	(18)	(77)	(18)
Fair value, ending balance	$7,924	$8,553	$7,924	$8,553

(1)
All net unrealized gains recognized in Accumulated other comprehensive income for our trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred preneed receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2017 to 2040. Maturities of fixed income securities (excluding mutual funds) at June 30, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$84,885
Due in one to five years	50,412
Due in five to ten years	4,211
Thereafter	410
$139,918

Recognized trust fund income (realized and unrealized) related to these trust investments was $45.2 million and $40.3 million for the three months ended June 30, 2017 and 2016, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $83.3 million and $80.5 million for the six months ended June 30, 2017 and 2016, respectively.
We have determined that the remaining unrealized losses in our trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our trust investment unrealized losses, their associated values, and the duration of unrealized losses as of June 30, 2017 and December 31, 2016, respectively, are shown in the following tables:

	June 30, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$4,879	$(10)	$—	$—	$4,879	$(10)
Canadian government	13,702	(116)	3,576	(248)	17,278	(364)
Corporate	3,774	(3)	—	—	3,774	(3)
Residential mortgage-backed	152	(1)	—	—	152	(1)
Asset-backed	76	(7)	—	—	76	(7)
Equity securities:
Preferred stock	1,817	(58)	523	(97)	2,340	(155)
Common stock:
United States	237,944	(21,780)	19,785	(2,547)	257,729	(24,327)
Canada	2,175	(359)	924	(92)	3,099	(451)
Other international	6,198	(856)	9,868	(3,482)	16,066	(4,338)
Mutual funds:
Equity	267,609	(8,139)	31,384	(7,185)	298,993	(15,324)
Fixed income	102,861	(1,578)	299,472	(28,137)	402,333	(29,715)
Other	—	—	16	(1)	16	(1)
Trust investments, at fair value	641,187	(32,907)	365,548	(41,789)	1,006,735	(74,696)
Fixed income commingled funds	248,507	(5,114)	17,589	(393)	266,096	(5,507)
Private equity	4,509	(777)	72,022	(14,725)	76,531	(15,502)
Trust investments, at net asset value	253,016	(5,891)	89,611	(15,118)	342,627	(21,009)
Total temporarily impaired securities	$894,203	$(38,798)	$455,159	$(56,907)	$1,349,362	$(95,705)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$41,409	$(838)	$—	$—	$41,409	$(838)
Canadian government	2,913	(31)	3,344	(191)	6,257	(222)
Corporate	2,107	(22)	6,162	(205)	8,269	(227)
Residential mortgage-backed	303	(1)	—	—	303	(1)
Asset-backed	28	(22)	156	(9)	184	(31)
Equity securities:
Preferred stock	971	(53)	515	(103)	1,486	(156)
Common stock:
United States	271,433	(23,168)	50,923	(12,374)	322,356	(35,542)
Canada	3,318	(383)	1,078	(72)	4,396	(455)
Other international	19,274	(4,139)	24,525	(6,493)	43,799	(10,632)
Mutual funds:
Equity	234,714	(9,825)	276,504	(47,032)	511,218	(56,857)
Fixed income	323,917	(5,941)	425,614	(40,278)	749,531	(46,219)
Other	26	(2)	1,160	(15)	1,186	(17)
Trust investments, at fair value	900,413	(44,425)	789,981	(106,772)	1,690,394	(151,197)
Fixed income commingled funds	473,550	(11,714)	20,587	(520)	494,137	(12,234)
Private equity	22,677	(750)	73,100	(14,467)	95,777	(15,217)
Trust investments, at net asset value	496,227	(12,464)	93,687	(14,987)	589,914	(27,451)
Total temporarily impaired securities	$1,396,640	$(56,889)	$883,668	$(121,759)	$2,280,308	$(178,648)

4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 32.5% and 51.3% for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was a benefit of 21.6% and expense of 43.6% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement discussed below and a result of tax benefits recognized on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of June 30, 2017, the total amount of our unrecognized tax benefits was $79.5 million and the total amount of our accrued interest was $7.9 million.
We reached an agreement with the Internal Revenue Service (IRS) to resolve the issues under audit with respect to tax years 1999 through 2005. In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD, which, subject to finalization of computations, effectively settles the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits of $143.0 million, of which $102.5 million was recognized as an income tax benefit for the matters that were effectively settled with an increase in our taxes payable of $40.5 million. In June 2017, we made $34.2 million in settlement payments and associated interest to the IRS.
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
5. Debt
Debt as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$250,000	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due March 2021	656,250	673,750
Bank Credit Facility due March 2021	460,000	350,000
Obligations under capital leases	189,058	208,758
Mortgage notes and other debt, maturities through 2050	3,687	3,753
Unamortized premiums, net	7,889	8,313
Unamortized debt issuance costs	(30,215)	(32,984)
Total debt	3,361,669	3,286,590
Less: Current maturities of long-term debt	(70,725)	(89,974)
Total long-term debt	$3,290,944	$3,196,616
Current maturities of debt at June 30, 2017 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.80% and 4.68% at June 30, 2017 and December 31, 2016, respectively. Approximately 62% and 63% of our total debt had a fixed interest rate at both June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, we paid $79.9 million and $80.2 million in cash interest, respectively.
Bank Credit Agreement
As of June 30, 2017, we have $460.0 million of outstanding borrowings under our Bank Credit Facility due March 2021; $656.3 million of outstanding borrowings under our Term Loan due March 2021; and issued $34.3 million of letters of credit.

The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2017, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.30% at June 30, 2017. As of June 30, 2017, we have $205.7 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
In the first six months of 2017, we drew $110.0 million on our Bank Credit Facility to make required payments on our term loan, to fund our IRS settlement payments, and for general corporate purposes.
Debt Extinguishments and Reductions
During the six months ended June 30, 2017, we made aggregate principal debt payments of $17.6 million, including $17.5 million for scheduled payments towards our Term Loan.
6. Fair Value of Financial Instruments
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
The fair value of our debt instruments at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$267,203	$272,353
4.5% Senior Notes due November 2020	204,000	205,000
8.0% Senior Notes due November 2021	178,500	175,500
5.375% Senior Notes due January 2022	438,298	444,614
5.375% Senior Notes due May 2024	896,920	884,000
7.5% Senior Notes due April 2027	239,286	231,590
Term Loan due March 2021	656,250	673,750
Bank Credit Facility due March 2021	460,000	350,000
Mortgage notes and other debt, maturities through 2050	3,687	3,753
Total fair value of debt instruments	$3,344,144	$3,240,560
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

7. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2016	$16,492	$—	$16,492
Activity in 2017	13,598	—	13,598
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	107,499	107,499
Reclassification of net unrealized gain activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(107,499)	(107,499)
Balance at June 30, 2017	$30,090	$—	$30,090

Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	23,125	—	23,125
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	70,208	70,208
Reclassification of net unrealized gains activity attributable to the Deferred preneed receipts held in trust and Care trusts’ corpus, net of taxes	—	(70,208)	(70,208)
Balance at June 30, 2016	$29,289	$—	$29,289
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2017, we repurchased 3,969,544 shares of common stock at an aggregate cost of $120.1 million, which is an average cost per share of $30.25. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $248.2 million at June 30, 2017.
Subsequent to June 30, 2017, we repurchased 103,599 shares of common stock at an aggregate cost of $3.5 million, which is an average cost per share of $33.45. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $244.7 million.
Noncontrolling Interest
In May 2017, we purchased the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc. for $4.6 million.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.

Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2017	$458,874	$314,368	$773,242
2016	$467,104	$284,292	$751,396
Operating profit:
2017	$92,077	$91,368	$183,445
2016	$89,432	$72,557	$161,989
Six Months Ended June 30,
Revenue from external customers:
2017	$957,638	$593,314	$1,550,952
2016	$959,293	$541,322	$1,500,615
Operating profit:
2017	$204,684	$155,926	$360,610
2016	$196,643	$128,269	$324,912
The following table reconciles operating profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating profit from reportable segments	$183,445	$161,989	$360,610	$324,912
General and administrative expenses	(40,590)	(36,849)	(83,094)	(75,753)
Gains (losses) on divestitures and impairment charges, net	753	(30,641)	5,688	(30,988)
Operating income	143,608	94,499	283,204	218,171
Interest expense	(42,083)	(39,398)	(82,719)	(82,480)
Loss on early extinguishment of debt	—	(21,898)	—	(22,479)
Other expense, net	(7)	(564)	(441)	(806)
Income before income taxes	$101,518	$32,639	$200,044	$112,406
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended June 30,
Revenue from external customers:
2017	$728,370	$44,872	$773,242
2016	$707,434	$43,962	$751,396
Six Months Ended June 30,
Revenue from external customers:
2017	$1,455,610	$95,342	$1,550,952
2016	$1,416,322	$84,293	$1,500,615
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2017 and December 31, 2016, we have self-insurance reserves of $80.9 million and $78.0 million, respectively.

Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, and Romano lawsuits described below.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. In July 2017, the arbitrator entered an award rejecting the plantiffs' claims, ruling that they did not sue the correct party. We cannot quantify our ultimate liability, if any, in this lawsuit.
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
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against an SCI subsidiary and purports to have been brought on behalf of persons who worked as independent sales representatives in California during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. We cannot quantify our ultimate liability, if any, in the lawsuit.
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
Linda Allard, on behalf of herself and all others similarly situated v. SCI Direct, Inc., Case No 16-1033; In the United States District Court, Middle District of Tennessee. This case was filed in June 2016 as a class action under the Telephone Consumer Protection Act (the Act). Plaintiff alleges she received telemarketing telephone calls that were made with a prerecorded voice or made by an automatic telephone dialing system in violation of the Act. Plaintiff seeks actual and statutory damages, as well as attorney’s fees and costs. In July 2017, the court denied our subsidiary's motion for summary judgment. The parties have scheduled a mediation for August 1, 2017. We cannot quantify our ultimate liability, if any, in this lawsuit.

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
10. Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$68,481	$15,620	$243,183	$63,065
After tax interest on convertible debt	13	10	25	22
Net income — diluted	$68,494	$15,630	$243,208	$63,087
Weighted average shares (denominator):
Weighted average shares — basic	187,597	193,806	187,927	194,366
Stock options	4,333	2,788	4,389	2,975
Restricted stock units	87	3	74	1
Convertible debt	121	121	121	121
Weighted average shares — diluted	192,138	196,718	192,511	197,463
Net income per share:
Basic	$0.37	$0.08	$1.29	$0.32
Diluted	$0.36	$0.08	$1.26	$0.32
The computation of diluted EPS excludes outstanding stock options and restricted stock units in certain periods in which the inclusion of such options or restricted stock units would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Antidilutive options	1,523	1,799	1,212	2,338
Antidilutive restricted stock units	—	—	—	24
Total common stock equivalents excluded from computation	1,523	1,799	1,212	2,362

11. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Gains on divestitures, net	$5,922	$685	$22,673	$2,111
Impairment losses	(5,169)	(31,326)	(16,985)	(33,099)
Gains (losses) on divestitures and impairment charges, net	$753	$(30,641)	$5,688	$(30,988)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2017, we operated 1,502 funeral service locations and 475 cemeteries (including 286 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $10.3 billion backlog of future revenue from both trust and insurance-funded sales at June 30, 2017, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
We believe we have the financial strength and flexibility to reward shareholders through dividends and share repurchases while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $224.2 million in the first six months of 2017. We have $205.7 million in borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2017, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2017 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.71
Interest coverage ratio	3.00 (Min)	5.43
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
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.15 per common share in 2017. We target a payout ratio of 35% to 45% and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the six months ended June 30, 2017, we repurchased 3,969,544 shares of common stock at an aggregate cost of $120.1 million, which is an average cost per share of $30.25. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $248.2 million at June 30, 2017. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Subsequent to June 30, 2017, we repurchased 103,599 shares of common stock at an aggregate cost of $3.5 million, which is an average cost per share of $33.45. After these third quarter repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $244.7 million.
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
Operating Activities
Net cash provided by operating activities decreased $1.3 million to $224.2 million in the first six months of 2017, compared to $225.5 million in the first six months of 2016. Included in 2017 are a decrease of $20.5 million in premiums paid on early extinguishment of debt, an $8.3 million decrease in system and process transition costs, and a $4.3 million decrease in excess tax benefits from share-based awards partially offset by an increase of $34.2 million cash taxes paid related to the March 2017 IRS tax settlement and a $6.3 million increase in pension settlement payments. See discussion regarding the change in accounting treatment for excess tax benefits from share-based awards and IRS tax settlements in Part I, Item 1. Financial Statements, Notes 2 and 4.
Excluding the above items, cash flow from operations increased $6.1 million as a result of the following:

•	a $48.3 million increase in cash receipts from customers

•	a $0.3 million decrease in cash interest paid; and

•	a $3.9 million decrease in net trust deposits, partially offset by

•	a $22.2 million increase in cash tax payments (excluding the March 2017 IRS tax settlement noted above);

•	a $5.6 million increase in vendor and other payments;

•	a $6.9 million increase in employee compensation; and

•	an $11.7 million decrease in General Agency (GA) and other receipts.
Investing Activities
Cash flows from investing activities used $101.8 million in the first six months of 2017 compared to using $119.5 million in the same period of 2016. This was primarily attributable to a decrease of $28.8 million in cash spent on acquisitions, a $4.0 million decrease in cash receipts from divestitures and asset sales, a $4.9 million decrease in net withdrawals of restricted funds, and a $2.1 million increase in capital expenditures.
Financing Activities
Financing activities used $96.6 million in the first six months of 2017 compared to using $74.3 million in the same period of 2016. This increase was primarily driven by an increase in purchases of Company common stock of $38.6 million, a $4.5 million increase in purchases of noncontrolling interests to acquire the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc., a decrease of $4.3 million in excess tax benefits from share-based awards, and a $4.0 million increase in payments of dividends, partially offset by an increase in net debt issuance proceeds net of payments of $18.0 million, and increased proceeds from exercises of stock options of $11.7 million.
We repurchased 4.0 million shares in the first six months of 2017 for $120.1 million and 3.3 million shares in the same period of 2016 for $81.5 million. We paid cash dividends of $52.5 million in the first six months of 2017 and $48.5 million in the same period of 2016.

Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the unaudited condensed Consolidated Balance Sheet as Deferred revenue. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	June 30, 2017	December 31, 2016
	(In millions)
Preneed funeral	$112.5	$118.6
Preneed cemetery:
Merchandise and services	135.3	141.6
Pre-construction	10.6	7.8
Bonds supporting preneed obligations	258.4	268.0
Bonds supporting preneed business permits	4.6	4.5
Other bonds	17.3	18.4
Total surety bonds outstanding	$280.3	$290.9
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2017 and 2016, we had $11.9 million and $10.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. These trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts.
 Trust-Funded Preneed Contracts: The funds are deposited into trust and invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$81.1	$72.0	$164.5	$143.9
Sales production (number of contracts)	23,971	22,738	49,661	46,013
Maturities	$64.1	$57.4	$131.7	$119.1
Maturities (number of contracts)	16,646	15,823	34,832	33,122
Cemetery:
Sales production:
Preneed	$235.8	$222.4	$443.5	$405.8
Atneed	79.5	78.5	163.2	157.5
Total sales production	$315.3	$300.9	$606.7	$563.3
Sales production deferred to backlog:
Preneed	$112.6	$107.8	$200.7	$189.9
Atneed	58.3	57.8	118.7	116.8
Total sales production deferred to backlog	$170.9	$165.6	$319.4	$306.7
Revenue recognized from backlog:
Preneed	$75.7	$61.9	$130.7	$113.7
Atneed	58.3	57.8	115.6	114.8
Total revenue recognized from backlog	$134.0	$119.7	$246.3	$228.5
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
The table below details the results of insurance-funded preneed production and maturities for the three and six months ended June 30, 2017 and 2016, and the number of contracts associated with those transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Preneed insurance-funded:
Sales production (1)	$133.0	$151.2	$261.3	$290.5
Sales production (number of contracts) (1)	21,979	24,657	43,008	47,722
General agency revenue	$30.0	$37.1	$61.8	$73.3
Maturities	$80.8	$79.5	$172.1	$163.4
Maturities (number of contracts)	13,607	13,411	29,083	27,835

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2017 and December 31, 2016. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at June 30, 2017 and December 31, 2016. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.

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

	June 30, 2017		December 31, 2016
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue	$1.78	$1.78	$1.73	$1.73
Deferred receipts held in trust	3.30	3.12	3.10	3.05
	$5.08	$4.90	$4.83	$4.78
Allowance for cancellation	(0.25)	(0.25)	(0.25)	(0.25)
Backlog of trust-funded deferred revenue	$4.83	$4.65	$4.58	$4.53
Backlog of insurance-funded deferred revenue(1)	5.51	5.51	5.37	5.37
Total backlog of deferred revenue	$10.34	$10.16	$9.95	$9.90
Preneed receivables, net and trust investments	$4.57	$4.39	$4.31	$4.26
Allowance for cancellation	(0.25)	(0.25)	(0.25)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.32	$4.14	$4.06	$4.01
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.51	5.51	5.37	5.37
Total assets associated with backlog of preneed deferred revenue, net of estimated allowance for cancellation	$9.83	$9.65	$9.43	$9.38

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2017, the difference between the backlog and asset fair value amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.04 billion collected from customers that were not required to be deposited into trust, and $0.21 billion in allowable cash distributions from trust assets. As of June 30, 2017, the fair value of the total backlog comprised $2.72 billion related to cemetery contracts and $7.62 billion related to funeral contracts. As of June 30, 2017, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.48 billion related to cemetery contracts and $1.84 billion related to funeral contracts.
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
As of June 30, 2017, approximately 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use three managed limited liability companies (LLCs), one for each trust type, and each with a different independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise primarily private equity investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase of three managed LLCs, one for each trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2017, the largest single equity position represented less than 1% of the total securities portfolio.
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

Trust Performance
During the six months ended June 30, 2017, the Standard and Poor’s 500 Index increased 9.3% and the Barclay’s Aggregate Index increased 2.3%, while the combined SCI trusts increased 6.9%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended June 30, 2017 and 2016
Management Summary
In the three months ended June 30, 2017, we reported net income attributable to common stockholders of $68.5 million ($0.36 per diluted share) compared to net income attributable to common stockholders for the same period in 2016 of $15.6 million ($0.08 per diluted share). These results were affected by the following items:

	Three Months Ended June 30,
	2017	2016
	(In millions)
Pre-tax gains (losses) from divestitures and impairment, net	$0.8	$(30.6)
Pre-tax loss from the early extinguishment of debt	$—	$(21.9)
Pre-tax expenses related to system transition costs	$—	$(4.9)
Pre-tax pension termination settlement	$(1.1)	$—
Tax benefit from above items	$0.1	$18.7
Change in certain tax reserves	$1.3	$(1.5)
In addition to the above items, the increase in diluted earnings per share was primarily driven by higher operating profits led by an increase in cemetery sales production. These results were also bolstered by effective cost management, a lower tax rate, and fewer shares outstanding resulting from our ongoing share repurchase program.
Funeral Results

	Three Months Ended June 30,
	2017	2016
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$458.9	$467.1
Less: Revenue associated with acquisitions/new construction	7.0	1.0
Less: Revenue associated with divestitures	0.2	9.7
Comparable[1] funeral revenue	451.7	456.4
Less: Comparable recognized preneed revenue	30.2	29.1
Less: Comparable general agency and other revenue	29.5	34.5
Adjusted comparable funeral revenue	$392.0	$392.8
Comparable services performed	74,516	74,218
Comparable average revenue per service[2]	$5,261	$5,293

Consolidated funeral operating profit	$92.1	$89.4
Less: Operating profit associated with acquisitions/new construction	1.2	0.3
Less: Operating (loss) profit associated with divestitures	(1.0)	0.6
Comparable funeral operating profit	$91.9	$88.5

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending June 30, 2017.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, and is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $458.9 million for the three months ended June 30, 2017 compared to $467.1 million for the same period in 2016. This decrease is primarily attributable to a $4.7 million decrease in comparable revenue as described below.
Comparable revenue from funeral operations was $451.7 million for the three months ended June 30, 2017 compared to $456.4 million for the same period in 2016. This $4.7 million decrease is due to a 0.6% decrease in average revenue per funeral service partially offset by 0.4% higher comparable services performed and a decrease in general agency revenue driven by lower preneed funeral insurance production.
Organic sales average growth of 0.3% was somewhat offset by an increase in the cremation mix. Our total comparable cremation rate increased to 53.5% in the three months ended June 30, 2017 from 52.3% in 2016 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $2.7 million, or 3.0%, in the three months ended June 30, 2017 compared to the same period in 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $3.4 million, or 3.8%. Comparable funeral operating profit increased $3.4 million to $91.9 million and the operating margin percentage increased 90 basis points to 20.3%, which is primarily the result of lower selling costs on lower preneed sales production coupled with effective cost management.
Cemetery Results

	Three Months Ended June 30,
	2017	2016
	(In millions)
Consolidated cemetery revenue	$314.4	$284.3
Less: Revenue associated with acquisitions/new construction	1.4	—
Comparable[1] cemetery revenue	$313.0	$284.3

Consolidated cemetery operating profit	$91.4	$72.6
Less: Operating profit associated with acquisitions/new construction	(0.1)	—
Less: Operating profit associated with divestitures	—	(0.2)
Comparable cemetery operating profit	$91.5	$72.8

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending June 30, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $30.1 million, or 10.6%, in the second quarter of 2017 compared to the same period in 2016 primarily due to a $28.7 million increase in comparable cemetery revenue. The growth over the prior year quarter is due primarily to an increase in the recognition of cemetery property and increases in cemetery merchandise delivered during the quarter.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $18.8 million, or 25.9%, in the second quarter of 2017 compared to the same period in 2016. Comparable cemetery operating profit increased $18.7 million to $91.5 million and the operating margin percentage increased 360 basis points to 29.2%. The $18.7 million increase in comparable cemetery operating profit was primarily the result of high margin core revenue growth when taking into account our fixed cost structure.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $3.8 million to $40.6 million in the three months ended June 30, 2017 compared to $36.8 million in the same period of 2016. The current period includes $1.1 million related to a pension termination settlement. The prior year period includes $4.9 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. Excluding these costs in both periods, general and administrative expenses increased $7.6 million compared to prior year quarter due to higher insurance claims and increased costs related to the company's long-term incentive compensation program primarily tied to improvements in total shareholder return.

Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net, improved $31.4 million in the three months ended June 30, 2017 compared to the same period of 2016, related to the divestiture of certain funeral homes in Los Angeles, California.
Interest Expense
Interest expense increased $2.7 million to $42.1 million in the three months ended June 30, 2017. The increase in interest expense is primarily due to a higher Bank Credit Facility balance and increased rates on our floating rate debt.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances. Our effective tax rate was 32.5% and 51.3% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three months ended June 30, 2017 is lower than the federal statutory tax rate of 35% due to tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the prior year quarter was the result of non-deductible goodwill related to funeral home divestitures.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.1 million in the three months ended June 30, 2017, compared to 196.7 million in the same period in 2016. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Results of Operations — Six Months Ended June 30, 2017 and 2016
Management Summary
In the six months ended June 30, 2017, we reported net income attributable to common stockholders of $243.2 million ($1.26 per diluted share) compared to net income attributable to common stockholders for the same period in 2016 of $63.1 million ($0.32 per diluted share). These results were affected by the following items:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Pre-tax (losses) gains from divestitures and impairment, net	$5.7	$(31.0)
Pre-tax losses from the early extinguishment of debt	$—	$(22.5)
Pre-tax acquisition and integration costs	$—	(5.5)
Pre-tax expenses related to system transition costs	$—	$(9.0)
Pre-tax pension termination settlement	$(12.8)	$—
Tax benefit from above items	$2.5	$22.5
Change in certain tax reserves and other	$107.2	$(2.7)
In addition to the above items, the increase in diluted earnings per share was primarily driven by higher operating profits led by an increase in cemetery sales production. These results were also bolstered by effective cost management, a lower tax rate, and fewer shares outstanding resulting from our ongoing share repurchase program.

Funeral Results

	Six Months Ended June 30, 2017
	2017	2016
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$957.6	$959.3
Less: Revenue associated with acquisitions/new construction	13.7	1.0
Less: Revenue associated with divestitures	0.6	20.3
Comparable[1] funeral revenue	943.3	938.0
Less: Comparable recognized preneed revenue	62.2	57.9
Less: Comparable general agency and other revenue	59.5	68.0
Adjusted comparable funeral revenue	$821.6	$812.1
Comparable services performed	156,525	154,870
Comparable average revenue per service[2]	$5,249	$5,244

Consolidated funeral operating profit	$204.7	$196.6
Less: Operating profit associated with acquisitions/new construction	3.4	0.3
Less: Operating loss associated with divestitures	(2.4)	2.0
Comparable funeral operating profit	$203.7	$194.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending June 30, 2017.

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

Funeral Revenue
Consolidated revenue from funeral operations was $957.6 million for the six months ended June 30, 2017 compared to $959.3 million for the same period in 2016. This decrease is primarily attributable to a decline in atneed and general agency revenue, partially offset by increased matured preneed and recognized preneed revenue.
Comparable revenue from funeral operations was $943.3 million for the six months ended June 30, 2017 compared to $938.0 million for the same period in 2016. The $5.3 million increase was primarily due to a 1.1% increase in comparable services performed. The increase in services performed comprises a 0.6% increase in services performed by our funeral homes and a 4.1% increase in cremation services performed by our non-funeral home channel.
Organic growth at the customer level of 1.1% was largely offset by the increase in our cremation mix and lower general agency revenue from lower preneed insurance sales production. Our total comparable cremation rate increased to 53.4% in the first six months of 2017 from 52.3% in 2016 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $8.1 million, or 4.1%, in the first six months of 2017 compared to the same period in 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $9.4 million, or 4.8%. Comparable funeral operating profit increased $9.4 million to $203.7 million and the operating margin percentage increased 90 basis points to 21.6%, which is primarily the result of increased comparable revenue described above, lower selling costs from lower sales production, and effective cost management.

Cemetery Results

	Six Months Ended June 30,
	2017	2016
	(In millions)
Consolidated cemetery revenue	$593.3	$541.3
Less: Revenue associated with acquisitions/new construction	2.4	—
Less: Revenue associated with divestitures	—	0.1
Comparable[1] cemetery revenue	$590.9	$541.2

Consolidated cemetery operating profit	$155.9	$128.3
Less: Operating profit associated with acquisitions/new construction	0.2	—
Less: Operating loss associated with divestitures	(0.1)	(0.1)
Comparable cemetery operating profit	$155.8	$128.4

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending June 30, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $52.0 million, or 9.6%, in the six months ended June 30, 2017 compared to the same period in 2016 primarily attributable to the $49.7 million increase in comparable revenue. This increase primarily resulted from higher recognized preneed revenue from higher preneed sales production and higher merchandise deliveries.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $27.6 million, or 21.5%, in the six months ended June 30, 2017 compared to the same period in 2016. This increase is primarily the result of a $27.4 million increase in comparable operating profit. The operating profit increase was driven by growth in recognized preneed revenue as described above, partially offset by increased selling commissions from higher sales production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $7.3 million to $83.1 million in the six months ended June 30, 2017 compared to $75.8 million in the same period of 2016. The current period includes $12.8 million related to a pension termination settlement. The prior year period includes $5.5 million in acquisition costs and $9.0 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. Excluding these costs, general and administrative expenses increased $9.0 million in the six months ended June 30, 2017 compared to the same period in 2016 due to higher insurance claims and increased costs related to the company's long-term incentive compensation program primarily tied to improvements in total shareholder return.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net, improved $36.7 million in the six months ended June 30, 2017 compared to the same period of 2016, related to the divestiture of certain funeral homes in Los Angeles, California.
Loss on Early Extinguishment of Debt
We incurred a $22.5 million loss on early extinguishment of debt in the first half of 2016 to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2017 notes. This transaction resulted in cash interest savings of approximately $9.0 million in 2016.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances. Our effective tax rate was a benefit of 21.6% and expense of 43.6% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the six months ended June 30, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement and result of tax benefits recognized on the settlement of employee share-based awards.

Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.5 million in the six months ended June 30, 2017, compared to 197.5 million in the same period in 2016. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

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

•
We use a combination of insurance, self-insurance, and large deductibles in managing our exposure to certain inherent risks; as such, we could be exposed to unexpected costs that could negatively affect our financial performance.

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

•	We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage, and protect transactions and data.

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

•	The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market” risk refers to the risk of gains or losses arising from changes in interest rates and prices of marketable securities. The disclosures are not meant to be precise indicators of expected future gains or losses, but rather indicators of reasonably possible gains or losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2017 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2017 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.
A failure of a key information technology system or process could disrupt and adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage, and protect transactions and data. In managing our business, we also rely heavily on the integrity of, security of and consistent access to this data for information such as sales, merchandise ordering, inventory replenishment and order fulfillment. For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors, or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security, and consistent operations of these systems, such efforts may not be successful. As a result, we or our service providers could experience errors, interruptions, delays, or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming, and resource-intensive to remedy.
The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 9 in Item 1 of Part 1 of this Form 10-Q. The aforesaid application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 30, 2017, we issued 1,630 deferred common stock equivalents, or units, pursuant to provisions regarding dividends under the Amended and Restated Director Fee Plan to four non-employee directors and the heir of a former director. We did not receive any monetary consideration for the issuances. These issuances were unregistered because they did not constitute a “sale” within the meaning of Section 2(3) of the Securities Act of 1933, as amended.
The following table summarizes our share repurchases during the three months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
April 1, 2017 - April 30, 2017	385,760	$30.94	385,760	$272,821,234
May 1, 2017 - May 31, 2017	467,150	$32.00	467,150	$257,870,756
June 1, 2017 - June 30, 2017	303,500	$32.02	303,500	$248,152,111
	1,156,410		1,156,410
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	—	Service Corporation International Amended and Restated 2016 Equity Incentive Plan. (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.2	—	Amendment No. 1 to Service Corporation International Amended and Restated 2016 Equity Incentive Plan.
10.3	—	Third Amendment to the SCI 401(k) Retirement Savings Plan.
12.1	—	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2017 and 2016.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2017		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)