Form 10-Q
period 2017-09-30
SERVICE CORP INTERNATIONAL
filed 2017-10-26
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 25, 2017 was 187,470,180 (net of treasury shares).

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
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, niches, and cremation memorialization property items (constructed and ready to accept interments) and undeveloped land we intend to develop for the sale of interment rights. Includes the construction-in-progress balance during the pre-construction and construction phases of projects creating new developed property items.
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
Maturity — When the underlying contracted merchandise is delivered or service is performed, typically at death. This is the point at which preneed funeral contracts are converted to atneed contracts (note — delivery of certain merchandise and services can occur prior to death).

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
Preneed — Purchase of cemetery property interment rights or any merchandise and services prior to death occurring.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenue	$731,346	$721,467	$2,282,298	$2,222,083
Costs and expenses	(581,644)	(580,722)	(1,771,986)	(1,756,425)
Operating profit	149,702	140,745	510,312	465,658
General and administrative expenses	(39,213)	(26,916)	(122,307)	(102,668)
(Losses) gains on divestitures and impairment charges, net	(143)	557	5,545	(30,432)
Hurricane expenses, net of insurance proceeds	(1,290)	—	(1,290)	—
Operating income	109,056	114,386	392,260	332,558
Interest expense	(42,754)	(39,508)	(125,473)	(121,988)
Loss on early extinguishment of debt	—	(25)	—	(22,503)
Other income (expense), net	276	110	(165)	(697)
Income before income taxes	66,578	74,963	266,622	187,370
(Provision for) benefit from income taxes	(10,437)	(27,422)	32,830	(76,482)
Net income	56,141	47,541	299,452	110,888
Net income (loss) attributable to noncontrolling interests	23	186	(105)	(96)
Net income attributable to common stockholders	$56,164	$47,727	$299,347	$110,792
Basic earnings per share:
Net income attributable to common stockholders	$0.30	$0.25	$1.59	$0.57
Basic weighted average number of shares	187,435	193,274	187,761	193,999
Diluted earnings per share:
Net income attributable to common stockholders	$0.29	$0.24	$1.56	$0.56
Diluted weighted average number of shares	192,243	196,567	192,417	197,175
Dividends declared per share	$0.15	$0.13	$0.43	$0.38

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$56,141	$47,541	$299,452	$110,888
Other comprehensive income:
Foreign currency translation adjustments	16,580	(5,018)	30,185	18,116
Total comprehensive income	72,721	42,523	329,637	129,004
Total comprehensive income (loss) attributable to noncontrolling interests	14	189	(121)	(102)
Total comprehensive income attributable to common stockholders	$72,735	$42,712	$329,516	$128,902

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$267,956	$194,986
Receivables, net	77,426	98,455
Inventories	27,161	26,431
Other	32,340	34,524
Total current assets	404,883	354,396
Preneed receivables, net and trust investments	4,677,585	4,305,165
Cemetery property	1,792,843	1,776,935
Property and equipment, net	1,859,408	1,827,587
Goodwill	1,807,816	1,799,081
Deferred charges and other assets	592,462	567,520
Cemetery perpetual care trust investments	1,490,201	1,407,465
Total assets	$12,625,198	$12,038,149

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$494,020	$439,936
Current maturities of long-term debt	76,314	89,974
Income taxes payable	9,395	7,960
Total current liabilities	579,729	537,870
Long-term debt	3,292,816	3,196,616
Deferred revenue	1,796,756	1,731,417
Deferred tax liability	451,273	454,638
Other liabilities	375,504	510,322
Deferred receipts held in trust	3,399,644	3,103,796
Care trusts’ corpus	1,490,525	1,408,243
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 198,538,478 and 195,403,644 shares issued, respectively, and 187,746,443 and 189,405,244 shares outstanding, respectively	187,746	189,405
Capital in excess of par value	971,131	990,203
Retained earnings (accumulated deficit)	33,140	(103,387)
Accumulated other comprehensive income	46,661	16,492
Total common stockholders’ equity	1,238,678	1,092,713
Noncontrolling interests	273	2,534
Total equity	1,238,951	1,095,247
Total liabilities and equity	$12,625,198	$12,038,149
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$299,452	$110,888
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	22,503
Premiums paid on early extinguishment of debt	—	(20,524)
Depreciation and amortization	113,641	109,531
Amortization of intangibles	20,923	22,210
Amortization of cemetery property	46,533	42,573
Amortization of loan costs	4,344	4,406
Provision for doubtful accounts	6,846	4,048
Benefit from deferred income taxes	(148,465)	(11,421)
(Gains) losses on divestitures and impairment charges, net	(5,545)	30,432
Share-based compensation	10,719	10,199
Excess tax benefits from share-based awards	—	(11,512)
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	12,568	11,447
Increase in other assets	(15,683)	(7,660)
Increase in payables and other liabilities	66,455	37,565
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(58,631)	(48,837)
Increase in deferred revenue	37,438	67,977
Decrease in deferred receipts held in trust	(981)	(15,315)
Net cash provided by operating activities	389,614	358,510
Cash flows from investing activities:
Capital expenditures	(141,652)	(131,195)
Acquisitions	(49,635)	(66,109)
Proceeds from divestitures and sales of property and equipment	12,547	13,044
Net withdrawals of restricted funds and other	175	5,120
Net cash used in investing activities	(178,565)	(179,140)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	120,000	1,035,000
Debt issuance costs	—	(5,232)
Payments of debt	(26,376)	(27,632)
Early extinguishment of debt	—	(875,110)
Principal payments on capital leases	(40,509)	(25,220)
Proceeds from exercise of stock options	30,672	16,029
Excess tax benefits from share-based awards	—	11,512
Purchase of Company common stock	(148,818)	(192,991)
Payments of dividends	(80,711)	(73,665)
Purchase of noncontrolling interest	(4,580)	(1,961)
Bank overdrafts and other	2,790	(1,066)
Net cash used in financing activities	(147,532)	(140,336)
Effect of foreign currency on cash and cash equivalents	9,453	3,938
Net increase in cash and cash equivalents	72,970	42,972
Cash and cash equivalents at beginning of period	194,986	134,599
Cash and cash equivalents at end of period	$267,956	$177,571
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247
Comprehensive income	—	—	—	299,347	30,169	121	329,637
Dividends declared on common stock ($0.43 per share)	—	—	(37,011)	(43,700)	—	—	(80,711)
Employee share-based compensation earned	—	—	10,719	—	—	—	10,719
Stock option exercises	2,476	—	28,196	—	—	—	30,672
Restricted stock awards, net of forfeitures	207	—	(207)	—	—	—	—
Purchase of Company common stock	—	(4,794)	(24,904)	(119,120)	—	—	(148,818)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Noncontrolling interest purchases	—	—	(2,258)	—	—	(2,322)	(4,580)
Other	452	—	6,393	—	—	—	6,845
Balance at September 30, 2017	$198,538	$(10,792)	$971,131	$33,140	$46,661	$273	$1,238,951

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
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, travel protection, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, online and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise, is sold at funeral service locations.
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
Accounting Standards Adopted in 2017
Stock Compensation
In March 2016, the FASB amended "Stock Compensation", modifying certain aspects of the accounting for share-based payment transactions, which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. The guidance requires the tax effect related to the settlement of share-based awards be included in income tax benefit or expense in the statement of operations rather than in additional paid-in-capital. This guidance also eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities within the statement of cash flows. We adopted the new guidance in the first quarter of 2017, as required, and the impact of the restricted stock deliveries and option exercises in the three and nine months ended September 30, 2017 was a reduction to our provision for income taxes of $7.6 million and $16.9 million, respectively. Prior periods have not been retrospectively adjusted for adoption of this guidance. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
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
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers", which replaces existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard will also result in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental selling costs to the period in which the related revenue is recognized. The new standard will be effective for us beginning January 1, 2018. We intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of adoption recognized on that date.
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
In the first nine months of 2017, we made significant progress towards completing our evaluation of the potential changes from adopting the new standard on our future reporting and disclosures. We also made progress on our contract reviews and policy amendments, including developing a process for the systemic application of the standard to existing undelivered performance obligations at adoption. Additionally, we began making programming changes to our point of sale system to accommodate recognition and disclosure under the new standard. During the third quarter, we began testing these changes to ensure the updated system functions as intended. Finally, we have identified and begun designing additional controls around new processes that will be implemented upon adoption of the new standard.
We cannot determine the cumulative effect prior to adoption as the delivery of the performance obligations is not under our control. We do not know which services will be performed or merchandise will be delivered on existing contracts during the fourth quarter of 2017. We have not fully determined the ongoing financial impact of the new standard to our consolidated results of operations, consolidated financial position, and cash flows. However, we have concluded that the standard will impact the manner in which we recognize a) certain nonrefundable up-front fees and b) incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the related goods and services are delivered to the customer. The incremental selling costs will be deferred and recognized by specific identification based on the delivery of the respective goods and services. Additionally, we believe the amounts due from customers for undelivered performance obligations on cancelable preneed contracts represent contract assets, which are required to be netted with deferred revenue, instead of preneed receivables on our consolidated balance sheet.
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
Financial Instruments
In January 2016, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. We will continue to defer the recognition of this income until we provide the related service or deliver the related merchandise. The new guidance is effective for us on January 1, 2018, and we do not expect a material impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
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
Leases
In February 2016, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for us on January 1, 2019. We are in the process of reviewing our existing leases, have selected a software solution, and are assessing process changes as a result of the new guidance. We are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayment and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on company-owned life insurance. The guidance requires these presentation changes to be made retrospectively to all consolidated statements of cash flows presented after the new guidance is effective for us on January 1, 2018. We are still evaluating the impact of adoption on our consolidated statement of cash flows.
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
Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the consolidated statement of operations. The guidance requires these presentation changes to be made retrospectively to all consolidated statements of operations presented after the new guidance is effective for us on January 1, 2018. We intend to apply the practical expedient of reclassifying the amounts previously disclosed as "total net periodic benefit cost" in Note 14 of our 2016 Form 10-K from operating income to other income. Adoption is not expected to have an impact on our results of operations, consolidated financial position, and cash flows.
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
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Preneed funeral receivables	$331,917	$312,556
Preneed cemetery receivables	1,099,795	1,038,592
Preneed receivables from customers	1,431,712	1,351,148
Unearned finance charge	(45,751)	(45,989)
Allowance for cancellation	(108,635)	(104,740)
Preneed receivables, net	$1,277,326	$1,200,419

Trust investments, at market	$4,343,081	$3,936,908
Cash held in trust	282,594	304,055
Assets associated with businesses held for sale	(2,680)	—
Insurance-backed fixed income securities and other	267,465	271,248
Trust investments	4,890,460	4,512,211
Less: Cemetery perpetual care trust investments	(1,490,201)	(1,407,465)
Preneed trust investments	$3,400,259	$3,104,746

Preneed receivables, net and trust investments	$4,677,585	$4,305,165

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Deposits	$86,028	$82,286	$277,286	$243,957
Withdrawals	$99,872	$90,156	$297,595	$260,199
Purchases of available-for-sale securities	$886,732	$500,577	$1,792,190	$1,142,873
Sales of available-for-sale securities	$509,675	$490,945	$1,742,860	$1,092,912

The costs and values associated with trust investments recorded at fair value at September 30, 2017 and December 31, 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	September 30, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$24,704	$25	$(12)	$24,717
Canadian government	2	84,387	182	(904)	83,665
Corporate	2	16,720	374	(139)	16,955
Residential mortgage-backed	2	427	16	(1)	442
Asset-backed	2	317	18	(7)	328
Equity securities:
Preferred stock	2	8,127	166	(159)	8,134
Common stock:
United States	1	1,184,510	213,024	(22,703)	1,374,831
Canada	1	33,167	11,612	(942)	43,837
Other international	1	57,114	13,546	(1,137)	69,523
Mutual funds:
Equity	1	607,088	56,277	(6,304)	657,061
Fixed income	1	1,218,188	17,273	(23,794)	1,211,667
Other	3	6,369	2,513	(47)	8,835
Trust investments, at fair value		3,241,118	315,026	(56,149)	3,499,995
Fixed income commingled funds		653,105	1,103	(6,095)	648,113
Private equity		191,815	16,009	(12,851)	194,973
Trust investments, at net asset value		844,920	17,112	(18,946)	843,086
Trust investments, at market		$4,086,038	$332,138	$(75,095)	$4,343,081

	December 31, 2016
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$145,315	$884	$(838)	$145,361
Canadian government	2	79,141	409	(222)	79,328
Corporate	2	18,934	295	(227)	19,002
Residential mortgage-backed	2	333	1	(1)	333
Asset-backed	2	448	16	(31)	433
Equity securities:
Preferred stock	2	2,907	83	(156)	2,834
Common stock:
United States	1	1,107,942	151,146	(35,542)	1,223,546
Canada	1	25,708	10,030	(455)	35,283
Other international	1	83,238	4,995	(10,632)	77,601
Mutual funds:
Equity	1	688,120	19,962	(56,857)	651,225
Fixed income	1	875,615	6,203	(46,219)	835,599
Other	3	4,712	2,468	(17)	7,163
Trust investments, at fair value		3,032,413	196,492	(151,197)	3,077,708
Fixed income commingled funds		692,434	8,524	(12,234)	688,724
Private equity		175,881	9,812	(15,217)	170,476
Trust investments, at net asset value		868,315	18,336	(27,451)	859,200
Trust investments, at market		$3,900,728	$214,828	$(178,648)	$3,936,908
As of September 30, 2017, our unfunded commitment for our private equity and other investments was $153.3 million which, if called, would be funded by the assets of the trusts.

The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Fair value, beginning balance	$7,924	$8,553	$7,163	$8,177
Net unrealized (loss) gain included in Accumulated other comprehensive income(1)	(116)	117	694	486
Purchases	1,881	36	1,909	61
Sales	(854)	(1,309)	(931)	(1,327)
Fair value, ending balance	$8,835	$7,397	$8,835	$7,397

(1)
All net unrealized (losses) gains recognized in Accumulated other comprehensive income for our trust investments are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2017 to 2040. Maturities of fixed income securities (excluding mutual funds) at September 30, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$73,050
Due in one to five years	50,496
Due in five to ten years	2,175
Thereafter	386
$126,107

Recognized trust fund income (realized and unrealized) related to these trust investments was $39.1 million and $35.7 million for the three months ended September 30, 2017 and 2016, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $122.6 million and $116.2 million for the nine months ended September 30, 2017 and 2016, respectively.
We have determined that the unrealized losses in our trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our trust investment unrealized losses, their associated values, and the duration of unrealized losses as of September 30, 2017 and December 31, 2016, respectively, are shown in the following tables:

	September 30, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$5,372	$(12)	$—	$—	$5,372	$(12)
Canadian government	24,819	(596)	3,536	(308)	28,355	(904)
Corporate	3,695	(49)	3,676	(90)	7,371	(139)
Residential mortgage-backed	202	(1)	—	—	202	(1)
Asset-backed	—	—	23	(7)	23	(7)
Equity securities:
Preferred stock	2,936	(123)	259	(36)	3,195	(159)
Common stock:
United States	232,604	(22,023)	23,507	(680)	256,111	(22,703)
Canada	4,345	(510)	3,022	(432)	7,367	(942)
Other international	7,911	(494)	5,700	(643)	13,611	(1,137)
Mutual funds:
Equity	25,057	(2,402)	17,439	(3,902)	42,496	(6,304)
Fixed income	79,805	(827)	292,789	(22,967)	372,594	(23,794)
Other	190	(2)	1,279	(45)	1,469	(47)
Trust investments, at fair value	386,936	(27,039)	351,230	(29,110)	738,166	(56,149)
Fixed income commingled funds	347,260	(1,496)	176,493	(4,599)	523,753	(6,095)
Private equity	4,067	(599)	71,881	(12,252)	75,948	(12,851)
Trust investments, at net asset value	351,327	(2,095)	248,374	(16,851)	599,701	(18,946)
Total temporarily impaired securities	$738,263	$(29,134)	$599,604	$(45,961)	$1,337,867	$(75,095)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$41,409	$(838)	$—	$—	$41,409	$(838)
Canadian government	2,913	(31)	3,344	(191)	6,257	(222)
Corporate	2,107	(22)	6,162	(205)	8,269	(227)
Residential mortgage-backed	303	(1)	—	—	303	(1)
Asset-backed	28	(22)	156	(9)	184	(31)
Equity securities:
Preferred stock	971	(53)	515	(103)	1,486	(156)
Common stock:
United States	271,433	(23,168)	50,923	(12,374)	322,356	(35,542)
Canada	3,318	(383)	1,078	(72)	4,396	(455)
Other international	19,274	(4,139)	24,525	(6,493)	43,799	(10,632)
Mutual funds:
Equity	234,714	(9,825)	276,504	(47,032)	511,218	(56,857)
Fixed income	323,917	(5,941)	425,614	(40,278)	749,531	(46,219)
Other	26	(2)	1,160	(15)	1,186	(17)
Trust investments, at fair value	900,413	(44,425)	789,981	(106,772)	1,690,394	(151,197)
Fixed income commingled funds	473,550	(11,714)	20,587	(520)	494,137	(12,234)
Private equity	22,677	(750)	73,100	(14,467)	95,777	(15,217)
Trust investments, at net asset value	496,227	(12,464)	93,687	(14,987)	589,914	(27,451)
Total temporarily impaired securities	$1,396,640	$(56,889)	$883,668	$(121,759)	$2,280,308	$(178,648)

4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 15.7% and 36.6% for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was a benefit of 12.3% and expense of 40.8% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement discussed below and a result of tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the quarter ended September 30, 2016 as the result of non-deductible goodwill related to funeral home divestitures.
Unrecognized Tax Benefits
As of September 30, 2017, the total amount of our unrecognized tax benefits was $79.5 million and the total amount of our accrued interest was $8.5 million.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settles the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits of $143.0 million, of which $102.5 million was recognized as an income tax benefit for the matters that were effectively settled with an increase in our taxes payable of $40.5 million. In June 2017, we made $34.2 million in settlement payments and associated interest to the IRS.
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
5. Debt
Debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$250,000	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
Term Loan due March 2021	647,500	673,750
Bank Credit Facility due March 2021	470,000	350,000
Obligations under capital leases	191,627	208,758
Mortgage notes and other debt, maturities through 2050	6,134	3,753
Unamortized premiums, net	7,673	8,313
Unamortized debt issuance costs	(28,804)	(32,984)
Total debt	3,369,130	3,286,590
Less: Current maturities of long-term debt	(76,314)	(89,974)
Total long-term debt	$3,292,816	$3,196,616
Current maturities of debt at September 30, 2017 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.80% and 4.68% at September 30, 2017 and December 31, 2016, respectively. Approximately 62% and 63% of our total debt had a fixed interest rate at September 30, 2017 and December 31, 2016, respectively.
During the nine months ended September 30, 2017 and 2016, we paid $101.7 million and $98.8 million in cash interest, respectively.
Bank Credit Agreement
As of September 30, 2017, we have $470.0 million of outstanding borrowings under our Bank Credit Facility due March 2021; $647.5 million of outstanding borrowings under our Term Loan due March 2021; and issued $33.4 million of letters of credit. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2017, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.30% at September 30, 2017. As of September 30, 2017, we have $196.6 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
For the nine months ended September 30, 2017, we drew $120.0 million on our Bank Credit Facility to make required payments on our term loan, to fund our IRS settlement payments, and for general corporate purposes.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2017, we made aggregate principal debt payments of $26.4 million, including $26.3 million for scheduled payments towards our Term Loan.
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
The fair value of our debt instruments at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
7.625% Senior Notes due October 2018	$264,375	$272,353
4.5% Senior Notes due November 2020	202,750	205,000
8.0% Senior Notes due November 2021	177,563	175,500
5.375% Senior Notes due January 2022	436,726	444,614
5.375% Senior Notes due May 2024	907,205	884,000
7.5% Senior Notes due April 2027	240,200	231,590
Term Loan due March 2021	647,500	673,750
Bank Credit Facility due March 2021	470,000	350,000
Mortgage notes and other debt, maturities through 2050	6,134	3,753
Total fair value of debt instruments	$3,352,453	$3,240,560
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

7. Equity
(All shares reported in whole numbers)
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive Income
		(In thousands)
Balance at December 31, 2016	$16,492	$—	$16,492
Activity in 2017	30,169	—	30,169
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	142,958	142,958
Reclassification of net unrealized gain activity attributable to the Deferred receipts held in trust and Care trusts’ corpus, net of taxes	—	(142,958)	(142,958)
Balance at September 30, 2017	$46,661	$—	$46,661
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustment in Accumulated other comprehensive income.
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2017, we repurchased 4,793,635 shares of common stock at an aggregate cost of $148.8 million, which is an average cost per share of $31.04. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $219.4 million at September 30, 2017.
Subsequent to September 30, 2017, we repurchased 390,063 shares of common stock at an aggregate cost of $13.4 million, which is an average cost per share of $34.39. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $206.0 million.
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

Our reportable segment information is as follows:

	Funeral	Cemetery	Reportable Segments
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2017	$437,529	$293,817	$731,346
2016	$445,501	$275,966	$721,467
Operating profit:
2017	$70,118	$79,584	$149,702
2016	$74,543	$66,202	$140,745
Nine Months Ended September 30,
Revenue from external customers:
2017	$1,395,167	$887,131	$2,282,298
2016	$1,404,794	$817,289	$2,222,083
Operating profit:
2017	$274,802	$235,510	$510,312
2016	$271,186	$194,472	$465,658
The following table reconciles operating profit from reportable segments to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating profit from reportable segments	$149,702	$140,745	$510,312	$465,658
General and administrative expenses	(39,213)	(26,916)	(122,307)	(102,668)
(Losses) gains on divestitures and impairment charges, net	(143)	557	5,545	(30,432)
Hurricane expense, net	(1,290)	—	(1,290)	—
Operating income	109,056	114,386	392,260	332,558
Interest expense	(42,754)	(39,508)	(125,473)	(121,988)
Loss on early extinguishment of debt	—	(25)	—	(22,503)
Other expense, net	276	110	(165)	(697)
Income before income taxes	$66,578	$74,963	$266,622	$187,370
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three months ended September 30,
Revenue from external customers:
2017	$685,186	$46,160	$731,346
2016	$681,769	$39,698	$721,467
Nine Months Ended September 30,
Revenue from external customers:
2017	$2,140,796	$141,502	$2,282,298
2016	$2,098,091	$123,992	$2,222,083
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2017 and December 31, 2016, we have self-insurance reserves of $84.7 million and $78.0 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Romano, and Horton lawsuits described below.
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
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against an SCI subsidiary and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. We cannot quantify our ultimate liability, if any, in the lawsuit.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016 on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under California Private Attorney General Act (“PAGA”) provisions on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed additional lawsuits alleging individual and PAGA claims similar to those alleged in the Horton case. The additional lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; The Superior Court for the State of California for the County of San Diego. We cannot quantify our ultimate liability, if any, in the lawsuits.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuit.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have appealed the dismissal. We cannot quantify our ultimate liability, if any, for the payment of damages.
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Allard lawsuit described below.
Linda Allard, on behalf of herself and all others similarly situated v. SCI Direct, Inc., Case No 16-1033; in the United States District Court, Middle District of Tennessee. This case was filed in June 2016 as a class action under the Telephone Consumer Protection Act (the Act). Plaintiff alleges she received telemarketing telephone calls that were made with a prerecorded voice or made by an automatic telephone dialing system in violation of the Act. Plaintiff seeks actual and statutory damages, as well as attorney’s fees and costs. The parties reached a settlement of the lawsuit as reported in our Form 8-K filed on August 30, 2017. The settlement agreement is subject to court approval and notice to the class. The financial terms of the settlement call for SCI Direct to pay $15.0 million, of which $3.5 million will be paid by its insurer.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$56,164	$47,727	$299,347	$110,792
After tax interest on convertible debt	13	13	38	35
Net income — diluted	$56,177	$47,740	$299,385	$110,827
Weighted average shares (denominator):
Weighted average shares — basic	187,435	193,274	187,761	193,999
Stock options	4,575	3,154	4,448	3,049
Restricted stock units	112	18	87	6
Convertible debt	121	121	121	121
Weighted average shares — diluted	192,243	196,567	192,417	197,175
Net income per share:
Basic	$0.30	$0.25	$1.59	$0.57
Diluted	$0.29	$0.24	$1.56	$0.56
The computation of diluted EPS excludes outstanding stock options and restricted stock units in certain periods in which the inclusion of such options or restricted stock units would be anti-dilutive in the periods presented. Total options and restricted stock units not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Antidilutive options	—	551	878	936
Antidilutive restricted stock units	—	—	—	2
Total common stock equivalents excluded from computation	—	551	878	938
11. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
(Losses) gains on divestitures, net	$(62)	$864	$22,611	$2,974
Impairment losses	(81)	(307)	(17,066)	(33,406)
(Losses) gains on divestitures and impairment charges, net	$(143)	$557	$5,545	$(30,432)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2017, we operated 1,509 funeral service locations and 476 cemeteries (including 287 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $10.5 billion backlog of future revenue from both trust and insurance-funded sales at September 30, 2017, which is the result of preneed sales. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed).
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $389.6 million in the first nine months of 2017. We have $196.6 million in borrowing capacity under our bank credit agreement.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2017, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2017 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.25 (Max)	3.62
Interest coverage ratio	3.00 (Min)	5.39
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the nine months ended September 30, 2017, we repurchased 4,793,635 shares of common stock at an aggregate cost of $148.8 million, which is an average cost per share of $31.04. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $219.4 million at September 30, 2017. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Subsequent to September 30, 2017, we repurchased 390,063 shares of common stock at an aggregate cost of $13.4 million, which is an average cost per share of $34.39. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $206.0 million.
Repurchase debt. We seek open market debt repurchases when it is opportunistic to do so relative to other capital development opportunities to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting our operating and investing needs.
Operating Activities
Net cash provided by operating activities increased $31.1 million to $389.6 million in the first nine months of 2017, compared to $358.5 million in the first nine months of 2016. Included in 2017 are a decrease of $20.5 million in premiums paid on early extinguishment of debt, an $11.1 million decrease in system and process transition costs, and an $11.5 million decrease in excess tax benefits from share-based awards partially offset by an increase of $34.2 million in cash taxes paid related to the March 2017 IRS tax settlement and a $6.3 million increase in pension settlement payments. See discussion regarding the change in accounting treatment for excess tax benefits from share-based awards and IRS tax settlements in Part I, Item 1. Financial Statements, Notes 2 and 4.
Excluding the above items, cash flow from operations increased $28.5 million as a result of the following:

•	a $43.4 million increase in cash receipts from customers;

•	a $4.5 million increase in insurance proceeds;

•	a $13.6 million decrease in cash tax payments due to the deferral of IRS permitted payments (excluding the March 2017 IRS tax settlement noted above), partially offset by

•	a $12.5 million increase in employee compensation;

•	a $12.3 million increase in vendor and other payments;

•	a $2.9 million increase in cash interest paid;

•	a $0.4 million increase in net trust deposits; and

•	a $4.9 million decrease in General Agency (GA) and other receipts.

Investing Activities
Cash flows from investing activities used $178.6 million in the first nine months of 2017 compared to using $179.1 million in the same period of 2016. This was primarily attributable to a decrease of $16.5 million in cash spent on acquisitions, a $0.5 million decrease in cash receipts from divestitures and asset sales, a $4.9 million decrease in net withdrawals of restricted funds, and a $10.5 million increase in capital expenditures.
Financing Activities
Financing activities used $147.5 million in the first nine months of 2017 compared to using $140.3 million in the same period of 2016. This increase was primarily driven by a decrease in net debt issuance proceeds, net of payments of $48.7 million, a decrease of $11.5 million in excess tax benefits from share-based awards, a $7.0 million increase in payments of dividends, a $2.6 million increase in purchases of noncontrolling interests to acquire the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc., partially offset by decrease in purchases of Company common stock of $44.2 million and increased proceeds from exercises of stock options of $14.6 million.

We repurchased 4.8 million shares in the first nine months of 2017 for $148.8 million and 7.5 million shares in the same period of 2016 for $193.0 million. We paid cash dividends of $80.7 million in the first nine months of 2017 and $73.7 million in the same period of 2016.
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

	September 30, 2017	December 31, 2016
	(In millions)
Preneed funeral	$112.7	$118.6
Preneed cemetery:
Merchandise and services	135.3	141.6
Pre-construction	11.9	7.8
Bonds supporting preneed obligations	259.9	268.0
Bonds supporting preneed business permits	4.6	4.5
Other bonds	18.0	18.4
Total surety bonds outstanding	$282.5	$290.9
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2017 and 2016, we had $17.6 million and $16.1 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$76.6	$72.5	$241.1	$216.4
Sales production (number of contracts)	22,451	22,549	72,112	68,562
Maturities	$64.0	$58.1	$195.7	$177.2
Maturities (number of contracts)	16,065	15,295	50,897	48,417
Cemetery:
Sales production:
Preneed	$194.8	$189.8	$638.3	$595.6
Atneed	74.6	72.6	237.8	230.1
Total sales production	$269.4	$262.4	$876.1	$825.7
Sales production deferred to backlog:
Preneed	$91.5	$93.9	$292.2	$283.8
Atneed	55.2	55.6	173.9	172.4
Total sales production deferred to backlog	$146.7	$149.5	$466.1	$456.2
Revenue recognized from backlog:
Preneed	$79.9	$73.4	$210.6	$187.1
Atneed	55.8	56.5	171.4	171.3
Total revenue recognized from backlog	$135.7	$129.9	$382.0	$358.4
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
The table below details the results of insurance-funded preneed production and maturities for the three and nine months ended September 30, 2017 and 2016, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Preneed insurance-funded:
Sales production (1)	$124.9	$131.9	$386.2	$422.4
Sales production (number of contracts) (1)	21,297	21,434	64,305	69,156
General agency revenue	$29.1	$32.1	$90.9	$105.4
Maturities	$77.4	$76.0	$249.5	$239.4
Maturities (number of contracts)	13,061	12,943	42,144	40,778

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2017 and December 31, 2016. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited condensed Consolidated Balance Sheet) at September 30, 2017 and December 31, 2016. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.

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

	September 30, 2017		December 31, 2016
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue	$1.80	$1.80	$1.73	$1.73
Deferred receipts held in trust	3.40	3.18	3.10	3.05
	$5.20	$4.98	$4.83	$4.78
Allowance for cancellation on trust investments	(0.26)	(0.25)	(0.25)	(0.25)
Backlog of trust-funded deferred revenue	$4.94	$4.73	$4.58	$4.53
Backlog of insurance-funded deferred revenue(1)	5.60	5.60	5.37	5.37
Total backlog of deferred revenue	$10.54	$10.33	$9.95	$9.90
Preneed receivables, net and trust investments	$4.68	$4.46	$4.31	$4.26
Allowance for cancellation on trust investments	(0.26)	(0.25)	(0.25)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.42	$4.21	$4.06	$4.01
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation(1)	5.60	5.60	5.37	5.37
Total assets associated with backlog of preneed deferred revenue, net of estimated allowance for cancellation	$10.02	$9.81	$9.43	$9.38

(1)	Amounts are not included in our unaudited condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2017, the difference between the backlog and asset fair value amounts represents $0.26 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.05 billion collected from customers that were not required to be deposited into trust, and $0.21 billion in allowable cash distributions from trust assets. As of September 30, 2017, the fair value of the total backlog comprised $2.78 billion related to cemetery contracts and $7.76 billion related to funeral contracts. As of September 30, 2017, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.55 billion related to cemetery contracts and $1.87 billion related to funeral contracts.
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
Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings or elected distributions are withdrawn with the intention of offsetting the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the net ordinary earnings that are distributed.
Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and services trusts as well as the cemetery perpetual care trusts. The majority of trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly-owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. The investment advisor recommends investment managers to the trustees, which are selected on the basis of various criteria set forth in the investment policy. The primary investment objectives for the funeral and cemetery merchandise and service trusts include 1) preserving capital within acceptable levels of volatility and risk and 2) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets. Preneed funeral and cemetery contracts generally take years to mature; therefore, the funds associated with these contracts are often invested through several market cycles. Historically, the cemetery perpetual care trusts' investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. During 2016, SCI worked with several state legislatures to adjust laws to allow for a set distribution rate from cemetery perpetual care trusts' assets regardless of income similar to a university endowment. As a result, beginning in 2017, a portion of cemetery perpetual care trust assets were liquidated and reinvested with investment objectives similar to the funeral and cemetery merchandise and service trusts to drive asset growth and provide further protection to our customers. All of the trusts seek to control risk and volatility through a combination of asset classes, investment styles, and a diverse mix of investment managers.
As of September 30, 2017, approximately 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments, which comprise primarily private equity investments. These investments are structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2017, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the nine months ended September 30, 2017, the Standard and Poor’s 500 Index increased 14.2% and the Barclay’s Aggregate Index increased 3.1%, while the combined SCI trusts increased 10.8%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended September 30, 2017 and 2016
Management Summary
In the three months ended September 30, 2017, we reported net income attributable to common stockholders of $56.2 million ($0.29 per diluted share) compared to net income attributable to common stockholders for the same period in 2016 of $47.7 million ($0.24 per diluted share). These results were affected by the following items:

	Three Months Ended September 30,
	2017	2016
	(In millions)
Pre-tax (losses) gains from divestitures and impairment, net	$(0.1)	$0.6
Pre-tax legal settlement	$(11.5)	$—
Pre-tax expenses related to system transition costs	$—	$(2.3)
Tax benefit from above items	$4.0	$(1.4)
Change in certain tax reserves	$0.8	$(0.8)
In addition to the above items, the increase in diluted earnings per share was primarily driven by strong cemetery results and a lower effective tax rate. We also encountered temporary business interruptions in certain of our businesses in Texas, Florida and Puerto Rico related to the three hurricanes during the quarter.
Funeral Results

	Three Months Ended September 30,
	2017	2016
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$437.5	$445.5
Less: Revenue associated with acquisitions/new construction	8.2	4.3
Less: Revenue associated with divestitures	0.2	9.4
Comparable[1] funeral revenue	429.1	431.8
Less: Comparable recognized preneed revenue	26.6	27.7
Less: Comparable general agency and other revenue	28.4	29.6
Adjusted comparable funeral revenue	$374.1	$374.5
Comparable services performed	70,974	70,929
Comparable average revenue per service[2]	$5,271	$5,280

Consolidated funeral operating profit	$70.1	$74.5
Less: Operating profit associated with acquisitions/new construction	1.1	0.8
Less: Operating (loss) profit associated with divestitures	(0.8)	0.7
Comparable funeral operating profit	$69.8	$73.0

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending September 30, 2017.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, and is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $437.5 million for the three months ended September 30, 2017 compared to $445.5 million for the same period in 2016. This decrease is primarily attributable to the loss of $9.2 million in revenue contributed by properties that have been subsequently divested and a $2.7 million decrease in comparable revenue as described below. These decreases were partially offset by $3.9 million in revenue contributed by acquired properties.
Comparable revenue from funeral operations was $429.1 million for the three months ended September 30, 2017 compared to $431.8 million for the same period in 2016. This $2.7 million decrease is due to a 0.2% decrease in average revenue per funeral service and a decrease in general agency revenue as preneed sales suffered a temporary interruption at the hurricane impacted locations, partially offset by 0.1% higher comparable services performed.
Organic sales average, excluding impacts from foreign currency and cremation rate was essentially flat. Our total comparable cremation rate increased to 53.5% in the three months ended September 30, 2017 from 52.7% in 2016 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $4.4 million, or 5.9%, in the three months ended September 30, 2017 compared to the same period in 2016. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $3.2 million, or 4.4%. Comparable funeral operating profit decreased $3.2 million to $69.8 million and the operating margin percentage decreased 60 basis points to 16.3%, which is primarily due to the decrease in revenue mentioned above and normal fixed cost growth partially offset by selling cost efficiencies.
Cemetery Results

	Three Months Ended September 30,
	2017	2016
	(In millions)
Consolidated cemetery revenue	$293.8	$276.0
Less: Revenue associated with acquisitions/new construction	1.6	—
Comparable[1] cemetery revenue	$292.2	$276.0

Consolidated cemetery operating profit	$79.6	$66.2
Less: Operating profit associated with acquisitions/new construction	0.4	(0.1)
Less: Operating profit associated with divestitures	(0.1)	(0.2)
Comparable cemetery operating profit	$79.3	$66.5

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending September 30, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $17.8 million, or 6.4%, in the third quarter of 2017 compared to the same period in 2016 primarily due to a $16.2 million increase in comparable cemetery revenue and $1.6 million in revenue contributed by acquired properties. The growth over the prior year quarter is primarily due to both the sales and recognition of cemetery property, as well as increases in cemetery merchandise delivered during the quarter.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $13.4 million, or 20.2%, in the third quarter of 2017 compared to the same period in 2016. Comparable cemetery operating profit increased $12.8 million to $79.3 million and the operating margin percentage increased 300 basis points to 27.1%. The $12.8 million increase in comparable cemetery operating profit was primarily the result of high margin core revenue growth when taking into account our fixed cost structure.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $12.3 million to $39.2 million in the three months ended September 30, 2017 compared to $26.9 million in the same period of 2016. We finalized a legal settlement for $11.5 million of which approximately $10 million was recognized during the quarter. The prior year period includes $2.3 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. Excluding these costs in both periods, general and administrative expenses increased $3.0 million primarily related to incentive compensation programs compared to the prior year quarter.

Hurricane Expenses, Net
On August 26, Hurricane Harvey made landfall in Texas causing significant damage across coastal Texas. In addition to damage caused directly by the storm itself, the region suffered massive damage from flooding as rainfall nearly exceeded the annual average. The main corporate headquarters sustained significant flood damage as did many of our Texas operations. On September 10, Irma made landfall in western Florida causing wind and flood damage to large parts of that state and the southeastern United States.  On September 20, Maria made landfall in Puerto Rico causing significant wind and flood damage. During the third quarter of 2017, we began cleanup, repair and restoration of much of the damage in Texas and in Florida related to Hurricanes Harvey and Irma. During the quarter, we incurred $5.8 million in repair and cleanup costs and received $4.5 million of insurance proceeds related to these claims for a net impact of $1.3 million on our income statement. We believe we could incur another estimated $5.0 million in repair and clean up in the fourth quarter of 2017 and expect to receive additional insurance proceeds that would partially offset those costs. In addition, we expect to incur total capital costs of approximately $10.0 million to replace damaged assets. We are still assessing the impact from Hurricane Maria as communication with the island has been difficult, but based on our footprint on the island, we do not expect the overall impact to be material.
Interest Expense
Interest expense increased $3.2 million to $42.8 million in the three months ended September 30, 2017 as we were impacted by increased rates on our floating rate debt as well as higher Bank Credit Facility balances as we continued to maintain our leverage ratio.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 15.7% and 36.6% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 30, 2017 is lower than the federal statutory tax rate of 35% due to tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the prior year quarter was the result of non-deductible goodwill related to funeral home divestitures.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.2 million in the three months ended September 30, 2017, compared to 196.6 million in the same period in 2016. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Results of Operations — Nine Months Ended September 30, 2017 and 2016
Management Summary
In the nine months ended September 30, 2017, we reported net income attributable to common stockholders of $299.3 million ($1.56 per diluted share) compared to net income attributable to common stockholders for the same period in 2016 of $110.8 million ($0.56 per diluted share). These results were affected by the following items:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Pre-tax gains (losses) from divestitures and impairment, net	$5.5	$(30.4)
Pre-tax losses from the early extinguishment of debt	$—	$(22.5)
Pre-tax legal settlement	$(11.5)	$—
Pre-tax acquisition and integration costs	$—	$(5.5)
Pre-tax expenses related to system transition costs	$—	$(11.2)
Pre-tax pension termination settlement	$(12.8)	$—
Tax benefit from above items	$6.6	$21.1
Change in certain tax reserves and other	$108.0	$(3.4)
In addition to the above items, the increase in diluted earnings per share was primarily driven by higher operating profits led by an increase in cemetery sales production. These results were also bolstered by effective cost management, a lower tax rate, and fewer shares outstanding resulting from our ongoing share repurchase program.

Funeral Results

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,395.2	$1,404.8
Less: Revenue associated with acquisitions/new construction	21.9	5.3
Less: Revenue associated with divestitures	2.5	31.0
Comparable[1] funeral revenue	1,370.8	1,368.5
Less: Comparable recognized preneed revenue	88.8	85.6
Less: Comparable general agency and other revenue	87.8	97.6
Adjusted comparable funeral revenue	$1,194.2	$1,185.3
Comparable services performed	227,196	225,550
Comparable average revenue per service[2]	$5,256	$5,255

Consolidated funeral operating profit	$274.8	$271.2
Less: Operating profit associated with acquisitions/new construction	4.5	1.1
Less: Operating loss associated with divestitures	(3.0)	2.7
Comparable funeral operating profit	$273.3	$267.4

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending September 30, 2017.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $1,395.2 million for the nine months ended September 30, 2017 compared to $1,404.8 million for the same period in 2016. This decrease is primarily attributable to the loss of $28.5 million in revenue contributed by properties that have been subsequently divested, partially offset by $16.6 million in revenue contributed by acquired properties and a $2.3 million increase in comparable revenue as described below.
Comparable revenue from funeral operations was $1,370.8 million for the nine months ended September 30, 2017 compared to $1,368.5 million for the same period in 2016. The $2.3 million increase was primarily due to a 0.7% increase in comparable services performed. The increase in services performed comprises a 0.4% increase in services performed by our funeral homes and a 3.2% increase in cremation services performed by our non-funeral home channel.
Organic growth at the customer level of 0.8% was largely offset by the increase in our cremation mix. Our total comparable cremation rate increased to 53.4% in the first nine months of 2017 from 52.4% in 2016 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $3.6 million, or 1.3%, in the first nine months of 2017 compared to the same period in 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $5.9 million, or 2.2%. Comparable funeral operating profit increased $5.9 million to $273.3 million and the operating margin percentage increased 40 basis points to 19.9%, which is primarily the result of increased comparable revenue described above, lower selling costs from lower sales production, and effective cost management.

Cemetery Results

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Consolidated cemetery revenue	$887.1	$817.3
Less: Revenue associated with acquisitions/new construction	4.0	—
Less: Revenue associated with divestitures	—	0.2
Comparable[1] cemetery revenue	$883.1	$817.1

Consolidated cemetery operating profit	$235.5	$194.5
Less: Operating profit associated with acquisitions/new construction	0.5	(0.1)
Less: Operating loss associated with divestitures	(0.1)	(0.3)
Comparable cemetery operating profit	$235.1	$194.9

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending September 30, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $69.8 million, or 8.5%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily attributable to the $66.0 million increase in comparable revenue and $4.0 million in revenue contributed by acquired properties. This increase primarily resulted from higher recognized preneed revenue from higher preneed sales production and higher merchandise deliveries.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $41.0 million, or 21.1%, in the nine months ended September 30, 2017 compared to the same period in 2016. This increase is primarily the result of a $40.2 million increase in comparable operating profit. The operating profit increase was driven by growth in recognized preneed revenue as described above, partially offset by increased selling commissions from higher sales production.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $19.6 million to $122.3 million in the nine months ended September 30, 2017 compared to $102.7 million in the same period of 2016. The current period includes $12.8 million related to a pension termination settlement and $11.5 million related to a legal settlement. The prior year period includes $5.5 million in acquisition costs and $11.2 million in system transition costs primarily related to our 2016 implementation of a new general ledger system. Excluding these costs, general and administrative expenses increased $12.1 million in the nine months ended September 30, 2017 compared to the same period in 2016 due to higher insurance claims and increased costs related to the company's long-term incentive compensation.
(Losses) Gains on Divestitures and Impairment Charges, Net
(Losses) gains on divestitures and impairment charges, net, improved $36.0 million in the nine months ended September 30, 2017 compared to the same period of 2016, which included the divestiture of certain funeral homes in Los Angeles, California.
Hurricane Expenses, Net
On August 26, Hurricane Harvey made landfall in Texas causing significant damage across coastal Texas. In addition to damage caused directly by the storm itself, the region suffered massive damage from flooding as rainfall nearly exceeded the annual average. The main corporate headquarters sustained significant flood damage as did many of our Texas operations. On September 10, Irma made landfall in western Florida causing wind and flood damage to large parts of that state and the southeastern United States. On September 20, Maria made landfall in Puerto Rico causing significant wind and flood damage. During the third quarter of 2017, we began cleanup, repair and restoration of much of the damage in Texas and in Florida related to Hurricanes Harvey and Irma. During the quarter, we incurred $5.8 million in repair and cleanup costs and received $4.5 million of insurance proceeds related to these claims for a net impact of $1.3 million on our income statement. We believe we could incur another estimated $5.0 million in repair and clean up in the fourth quarter of 2017 and expect to receive additional insurance proceeds that would partially offset those costs. In addition, we expect to incur total capital costs of approximately $10.0 million to replace damaged assets. We are still assessing the impact from Hurricane Maria as communication with the island has been difficult, but based on our footprint on the island, we do not expect the overall impact to be material.

Loss on Early Extinguishment of Debt
We incurred a $22.5 million loss on early extinguishment of debt in the first nine months of 2016 to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2017 notes.
Interest Expense
Interest expense increased $3.5 million to $125.5 million in the nine months ended September 30, 2017 as we were impacted by increased rates on our floating rate debt as well as higher Bank Credit Facility balances as we continued to maintain our leverage ratio.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was a benefit of 12.3% and expense of 40.8% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the nine months ended September 30, 2017 is lower than the federal statutory tax rate of 35% primarily due to the recent IRS tax settlement and result of tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the prior year quarter was the result of non-deductible goodwill related to funeral home divestitures.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.4 million in the nine months ended September 30, 2017, compared to 197.2 million in the same period in 2016. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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

•	A failure of a key information technology system or process could disrupt and adversely affect our business.

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

•	The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2017 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2017 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchases during the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
July 1, 2017 - July 31, 2017	118,299	$33.51	118,299	$244,188,178
August 1, 2017 - August 31, 2017	258,300	$35.33	258,300	$235,062,389
September 1, 2017 - September 30, 2017	447,492	$35.00	447,492	$219,398,818
	824,091		824,091
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

12.1	—	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2017 and 2016.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 26, 2017		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)