Form 10-K
period 2017-12-31
SERVICE CORP INTERNATIONAL
filed 2018-02-14
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code: 713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $6,501,405,154 based upon a closing market price of $33.45 on June 30, 2017 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 12, 2018 was 185,008,791 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2018 Annual Meeting of Stockholders (Part III).

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
Cemetery Merchandise and Services — Stone and bronze memorials, markers, outer burial containers, floral placement, graveside services, merchandise installations, urns, and interments.
Cemetery Perpetual Care Trust or Endowment Care Fund (ECF) — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity. For these trusts, the corpus remains in the trust in perpetuity and the investment earnings or elected distributions are withdrawn regularly and are intended to defray our expenses incurred to maintain the cemetery. In certain states, some or all of the net realized capital gains can also be distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
Cemetery Property Interment Rights-The right to inter human remains in a specific cemetery property space. See also Cemetery Property Revenue below.
Cemetery Property Revenue — Recognized sales of interment rights in cemetery property when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
Cremation — The reduction of human remains to bone fragments by intense heat.
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual that has been cremated. These products include cemetery property items that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, etc. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
Funeral Merchandise and Services — Merchandise such as burial caskets and related accessories, outer burial containers, urns and other cremation receptacles, casket and cremation memorialization products, flowers, and professional services relating to funerals including arranging and directing services, use of funeral facilities and motor vehicles, removal, preparation, embalming, cremations, memorialization, visitations, and catering.
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
Interment — The burial or final placement of human remains in the ground (interment), in mausoleums (entombment), in niches (inurnment), or in cremation memorialization property (inurnment).
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
Mausoleum — An above ground structure that is designed to house caskets and/or cremation urns.
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers’ payments for preneed funeral, cremation, or cemetery merchandise and services to be delivered or performed by us in the future. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or the cancellation of the contract. Also referred to as a preneed trust.
Outer Burial Container — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground, also known as a burial vault.
Preneed — Purchase of cemetery property interment rights or any merchandise and services prior to death occurring.
Preneed Backlog — Future revenue from unfulfilled preneed funeral, cremation, and cemetery contractual arrangements.
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These sales are recorded in Deferred revenue until the merchandise is delivered, the service is performed, or when a minimum of 10% of the property sales price has been collected and the property has been constructed and is available for interment.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred revenue until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies will be reflected in revenue as these funerals are performed by us in the future.
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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2017, we operated 1,488 funeral service locations and 473 cemeteries (including 281 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, and increase efficiency. We divested our international businesses and many North American funeral service locations and cemeteries that were either underperforming or did not fit within our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (see www.dignitymemorial.com). Information contained on our website is not part of this report.
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
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations are operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
Funeral service locations provide all professional services related to funerals and cremations, including the use of funeral home facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, online and video tributes, stationery products, casket and cremation memorialization products, travel protection, and other ancillary merchandise, is sold at funeral service locations.
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and interments, are sold at our cemeteries.
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our backlog of unfulfilled preneed funeral and cemetery contracts was $10.7 billion and $10.0 billion at December 31, 2017 and 2016, respectively.
The following table at December 31, 2017 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	37	14	51
Arizona	33	11	44
Arkansas	12	3	15
California	163	38	201
Colorado	32	11	43
Connecticut	20	—	20
Delaware	—	1	1
District of Columbia	1	—	1
Florida	135	60	195
Georgia	34	18	52
Hawaii	2	2	4
Idaho	6	1	7
Illinois	43	24	67
Indiana	49	10	59
Iowa	5	2	7
Kansas	8	5	13
Kentucky	12	5	17
Louisiana	25	10	35
Maine	11	—	11
Maryland	16	13	29
Massachusetts	26	—	26
Michigan	35	—	35
Minnesota	11	2	13
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	8	2	10
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	21	—	21
New Mexico	1	—	1
New York	66	—	66
North Carolina	55	17	72
Ohio	35	14	49
Oklahoma	13	7	20
Oregon	16	4	20
Pennsylvania	19	16	35
Puerto Rico	7	8	15
Rhode Island	4	—	4
South Carolina	12	9	21
Tennessee	39	18	57
Texas	172	63	235
Utah	4	3	7
Vermont	3	—	3
Virginia	37	23	60
Washington	35	13	48

West Virginia	8	10	18
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	37	7	44
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	39	—	39
Quebec	40	—	40
Saskatchewan	13	—	13
Total (1)	1,488	473	1,961

(1)	Includes businesses held for sale at December 31, 2017.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2017, we owned approximately 84% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both capital and operating leases. At December 31, 2017, our 473 cemeteries contained a total of approximately 34,863 acres, of which approximately 66% was developed.
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

A map of our locations in North America is presented below:

37 7
9
13
4 3
39
40
5
35 13
11
12
11
2
3
6
16 4
6
1
7
66
26
35
4
5 2
19 16
20
8 2
43
49
35
21
1
15 6
4 3
32 11
25
24
10
14
8
37
10
23
8 5
12
5
16 13
1
163 38
10
55
17
13 7
12
39
18
12
9
33 11
1
3
12
37
34
3
14
18
25
172 63
10
135
2 2
60
7 8
Funeral Homes
Cemeteries

Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 15%-16% based on estimated total industry revenue. The position of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery, although competitive pricing, professional service and attention, and well-maintained locations are also important.
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
Strategies for Growth
We believe we are well positioned for long-term profitable growth. We are the largest consolidated deathcare company in North America and are poised to benefit from the aging of the American population. The demographic landscape is a factor driving our company strategy. The average age of our preneed cemetery consumer is late fifties to early sixties. The average age of our preneed funeral consumer is late sixties to early seventies. And the average age of our atneed consumer is late seventies to early eighties. We know that the Baby Boomers are already impacting our business today through the growth in our preneed cemetery sales programs. We anticipate seeing a similar impact on our preneed funeral results, and then ultimately on our atneed results.

We have three core strategies designed to grow the company and enhance shareholder value: 1) grow revenue, 2) leverage our unparalleled scale, and 3) deploy capital. These strategies are centered on the consumer and our competitive advantages.
Grow Revenue
Our first core strategy is to grow revenue by remaining relevant to the customer and growing our preneed sales.
Remaining Relevant to the Customer. Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. In our funeral segment, we focus on memorialization services that will be meaningful to the customers, family members, and friends. We continue to offer contemporary product and service offerings. We also focus on the religious, ethnic and cultural traditions important to our customers. Additionally, we are incorporating technology to aid in the visualization of our product and service offerings to ensure the selection process for the customer's experience is simple and transparent.
In our cemetery segment, we have created tiers within our cemetery product offerings to provide more choices for our customers. As with our funeral segment, we also cater to the religious, ethnic and cultural traditions important to our customers. We continue to develop innovative products such as recurring floral placements and customized cemetery property offerings. We have also simplified the decision-making process incorporating technology to enable visualization of our product offerings.
Growing Preneed Sales. Our preneed sales program drives current year and future revenue growth in both segments of our business. We believe we have a unique competitive advantage in growing preneed sales due to our size and scale. Within the funeral segment, our preneed funeral program creates greater brand awareness, secures future market share, and diversifies our revenue stream. We leverage our scale through a highly trained preneed sales force of approximately 4,300 counselors who provide customers informed guidance about various service and merchandise options designed to fit the needs of today’s consumer.
Within the cemetery segment, we offer a variety of property, merchandise, and service options designed to meet the needs of various cultural, regional, or religious preferences. Over the past three years, we have substantially increased our property options by implementing a tiering strategy that might offer as many as five unique choices for ground burial, mausoleum, or cremation memorialization. Our scale enables us to synchronize the construction of contemporary inventory with customer demand.
Leverage Our Unparalleled Scale
We leverage our unparalleled scale by developing our sales organization, using our scale with our preneed backlog, as well as optimizing our network and deploying customer-facing technology. Our size and broad geographic network of businesses gives us a significant advantage in the industry.
Developing Our Sales Organization. Over the past several years, we have invested in the infrastructure and training of our sales organization. We are continuing to develop our sales counselors through the use of technology. We have utilized a customer relationship management system (CRM) that has helped to increase sales production while managing costs. Our CRM system has enabled us to quickly respond to new leads, improving the efficiency and effectiveness of our sales counselors. We believe that our scale allows us to operate, finance, and expand our sales organization in a manner that our competitors cannot afford to replicate.
Using Our Scale with Our Preneed Backlog. With our $10.7 billion backlog, we benefit from having access to well recognized financial partners in the industry. For our trust investments, we have access to preeminent money managers and lower fee structures, which we believe are low risk structures that will provide us with higher returns and lower costs of administration over time. We also enjoy favorable terms with our third party insurance provider. These arrangements with third party partners and the favorable terms we receive on our trust investments cannot be duplicated by the independent operator, and give us a competitive advantage in asset growth leading to enhanced profitability over time.
Optimizing Our Network and Deploying Customer-Facing Technology. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies to improve the customer experience. We regularly examine our purchasing spend to look for opportunities to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. Our advancements in technology are changing the way we present our product and service offerings to customers. Our new atneed customer system, HMIS+, uses a digital platform and photographs to create a seamless presentation of our products and services. Our newly implemented preneed sales system, Beacon, provides customers with the convenience of a mobile digital presentation. We also continue to refresh our websites to provide a better customer mobile experience and enhanced search engine capability. These customer-facing applications have resulted in favorable customer satisfaction ratings and increased package sales.
Deploy Capital
Our third core strategy is to maximize capital deployment opportunities in a disciplined and balanced manner to the highest and best use. Our strong liquidity and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to grow our business and enhance shareholder value. Our priorities for capital deployment are: 1) investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) repurchasing debt.
Investing in Acquisitions and Building New Funeral Homes. We plan to use our capital to manage our footprint by focusing on strategic acquisitions and building new funeral homes where the expected returns are attractive and exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. Within our funeral segment, we continue to pursue strategic acquisitions and to build new funeral homes in areas that provide us with the potential for scale in areas with the highest return customer categories and market traits. Within our cemetery segment, we plan to pursue strategic acquisitions to create more opportunities to sell to Baby Boomers through our customer-driven strategy. We believe our unparalleled business footprint and geographic diversity uniquely position us to benefit from the aging Baby Boomer population. We have a successful track record of integrating new businesses and achieving favorable returns on the capital deployed.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.15 per common share at the end of 2017. In February 2018, our Board of Directors approved a cash dividend increase to $0.17 per common share. We target a payout ratio of 30% to 40% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The velocity of our purchases is determined as we evaluate the opportunity to capture value for our shareholders. Since 2010, we have reduced the number of shares outstanding by 23%. In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million.
Repurchasing Debt. With a focus on maintaining liquidity and financial flexibility, we may seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities to manage our near-term debt maturity profile.
Associates
At December 31, 2017, we employed 15,508 individuals on a full-time basis and 7,920 individuals on a part-time basis. Of the full-time associates, 13,403 were employed in the funeral and cemetery operations and 2,105 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in our health insurance plan. At December 31, 2017 and 2016, there were 8,154 and 9,491 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined contribution or government-mandated benefit plans. Approximately 2.4% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.
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
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian and provincial laws and regulations. For example, state laws impose licensing requirements for funeral service locations and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures to comply with the Funeral Rule and all laws and regulations. For example, we have established and maintain policies, procedures, and business practices; we engage in training of our personnel; and we carry out ongoing reviews of our compliance efforts. We believe that we are in substantial compliance with the Funeral Rule and all laws and regulations.
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
Item 1A.    Risk Factors.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-K that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events, or otherwise.
Our affiliated funeral and cemetery trust funds own investments in securities, which are affected by market conditions that are beyond our control.
In connection with our preneed merchandise and service sales, most affiliated trust funds own investments in equity securities, fixed income securities, commingled funds, money market funds, and mutual funds. The fair value of these investments and our earnings and investment gains and losses on these securities and funds are affected by financial market conditions that are beyond our control.
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2017	2016	2015
Preneed funeral merchandise and service trust funds	16.1%	7.1%	(1.5)%
Preneed cemetery merchandise and service trust funds	16.8%	7.2%	(1.0)%
Cemetery perpetual care trust funds	9.5%	9.1%	(0.3)%
Generally, earnings or gains and losses on our trust investments are recognized and we withdraw cash when the underlying merchandise is delivered, service is performed, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states capital gains and losses or fixed percentage distributions. We withdraw allowable cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2018 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2017, no such charge was required. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2017, we had unrealized losses of $15.0 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
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
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default of our indebtedness. If an event of default under our Bank Credit Facility occurs, and such event of default continues unremedied for 30 days after we receive notice thereof, the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Financial Condition, Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data.

If we lost the ability to use surety bonding to support our preneed funeral and cemetery activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $166.0 million into state-mandated trust accounts as of December 31, 2017. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
We sell price-guaranteed preneed contracts through various programs providing for future services at prices prevailing when the agreements are signed. For preneed contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission from a third-party insurance company that typically averages approximately 25% of the total sale. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the service is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed service, and any such excess cost could be materially adverse to our financial condition, results of operations, and cash flows.
The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.
Where permitted, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to us as payment for their preneed contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, and cash flows.
Unfavorable results of litigation could have a material adverse impact on our financial statements.
As discussed in Note 8 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, results of operations, and cash flows.
Unfavorable publicity could affect our reputation and business.
Since our operations relate to life events involving emotional stress for our client families, our business is dependent on customer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and customers’ trust and confidence in our products and services, thereby having an adverse impact upon our sales and financial results.
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
The continuing upward trend in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2017, 53.5% of the comparable services we performed were cremation cases compared to 52.6% and 51.7% performed in 2016 and 2015, respectively. Our average revenue for cremations with service is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
Our funeral and cemetery businesses are high fixed-cost businesses.
The majority of our operations are managed in groups called “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles, and preneed sales personnel. Personnel costs, the largest component of our operating expenses, are the cost components most beneficially affected by this grouping. We must incur many of these costs regardless of the number of services or interments performed. Because we cannot immediately decrease these costs when we experience lower sales volumes, a sales decline may cause our margin percentages to decline at a greater rate than the decline in revenue.
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
In addition, from time to time, governments and agencies propose to amend or add regulations or reinterpret existing regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, require the escheatment of trust funds, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral service locations and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including 1) burial practices of a different era that are judged today in hindsight as being outdated and 2) alleged violations of our practices and procedures by one or more of our associates. In addition, since most of our cemeteries were acquired through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries.

Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
We use a combination of insurance, self-insurance, and large deductibles in managing our exposure to certain inherent risks; therefore, we could be exposed to unexpected costs that could negatively affect our financial performance.
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
The number of tax years open to audit varies depending on the tax jurisdiction. We settled the tax years 1999-2005 with the IRS during the first quarter of 2017.  The subsequent tax years remain open to review and adjustment by the IRS. Various state jurisdictions are auditing years 2000 through 2016.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 5 of Part II, Item 8. Financial Statements and Supplementary Data
for additional information.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.
The Budget Reconciliation Act, commonly referred to as the Tax Cuts and Jobs Act (hereinafter, “the Tax Act”), was signed into law on December 22, 2017 and is expected to have a favorable impact on our effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the Tax Act is effective. However, we are still assessing the impact of the Tax Act and there can be no assurances that it will have a favorable impact. Investors should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on their investments.
Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $306.2 million as of December 31, 2017, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
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
We have a significant amount of indebtedness, which could have important consequences, including the following:

•	It may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate or other purposes.

•
A portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions, and general corporate costs or other purposes.

•
It could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt.

•	It could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth.

•
It could increase our interest expense if interest rates in general increase because a portion of our indebtedness, including all of our indebtedness under our senior credit facilities, bears interest at floating rates.

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
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage, and protect transactions and data. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to this data for information such as sales, merchandise ordering, inventory replenishment, and order fulfillment. For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors, or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security, and consistent operations of these systems, such efforts may not be successful. As a result, we or our service providers could experience errors, interruptions, delays, or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming, and resource-intensive to remedy.
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
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 8 in Item 1 of Part 1 of this Form 10-K. The application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 14, 2018, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	52	Chairman of the Board and Chief Executive Officer	1999
Michael R. Webb	59	President and Chief Operating Officer	1998
Eric D. Tanzberger	49	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	62	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	56	Senior Vice President, Operations Services	2004
Sumner J. Waring, III	49	Senior Vice President, Operations	2002
Steven A. Tidwell	56	Senior Vice President, Sales and Merchandising	2010
Tammy R. Moore	50	Vice President and Corporate Controller	2010
R. L. Waltrip	87	Founder and Chairman Emeritus	1962
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
Mr. Webb was elected President and Chief Operating Officer of Service Corporation International in February 2016. Prior to that, he served as Executive Vice President and Chief Operating Officer beginning in February 2005. Mr. Webb joined the Company in 1991 when SCI acquired Arlington Corp., a regional funeral and cemetery consolidator, where he served as Chief Financial Officer. In 1993, Mr. Webb joined the Company's corporate development group, which he later led on a global basis. Prior to joining Arlington Corp., Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group Inc. He holds a bachelor's degree in business administration from the University of Georgia.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He was also a certified public accountant with Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's degree in business administration from the University of Notre Dame. He is a member of the Executive Committee of the Business Council of New Orleans and also serves on the Board of Directors of New Orleans Medical Mission Services. Additionally, he is a member of the Board of Trustees for the National Funeral Directors Association Funeral Service Foundation.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management Inc., a leading provider of waste management services in North America.  Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a master's degree in business administration from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School, where he graduated Cum Laude.
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including information technology, supply chain, centralized operations, and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University.
Mr. Waring, Senior Vice President, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's degree in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Board of Trustees of Tabor Academy.
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral, and cemetery profession for thirty-five years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership.
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees trust, general accounting, internal and external reporting, customer service, and strategic planning and analysis. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio.
Mr. Waltrip was appointed the Founder and Chairman Emeritus of SCI effective in January 2016. Prior thereto, he was Chairman of the Board and provided invaluable leadership to the Company for over 50 years. A licensed funeral director, Mr. Waltrip grew up in his family's funeral business and assumed management of the firm in the 1950s. He began buying additional funeral service locations in the 1960s and achieved significant cost efficiencies through the “cluster” strategy of sharing pooled resources among numerous locations. At the end of 2017, the network he began had grown to include almost 2,000 funeral service locations and cemeteries. Mr. Waltrip took SCI public in 1969. Mr. Waltrip holds a bachelor's degree in business administration from the University of Houston.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2017, there were 4,010 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2017, we had 186,614,747 shares outstanding, net of 5,320,900 treasury shares.
In 2017 and 2016 we paid quarterly cash dividends totaling $108.8 million and $98.4 million, respectively. While we intend to pay regular quarterly cash dividends for the foreseeable future, all subsequent dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter after its review of our financial performance.
The table below shows our quarterly high and low closing common stock prices for the two years ended December 31:

	2017		2016
	High	Low	High	Low
First quarter	$31.75	$28.81	$25.66	$21.65
Second quarter	$33.45	$30.25	$28.01	$24.49
Third quarter	$35.80	$32.99	$28.67	$25.99
Fourth quarter	$38.00	$33.29	$28.62	$24.90
Options in our common stock are primarily traded on the Boston Exchange, the Chicago Board Options Exchange, Philadelphia Stock Exchange, and the NASDAQ Options Market. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. The following graph assumes the total return on $100 invested on December 31, 2012, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Stewart Enterprises, Inc. was included in the Peer Group until December 31, 2013 when it was acquired by us. Total return data assumes reinvestment of dividends.

TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending

TOTAL SHAREHOLDER RETURNS
Dollars
350
300
250
200
150
100
50
0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
SCI
S&P 500 Index
Peer Group Index

For equity compensation plan information, see Part III of this Form 10-K.
Under our share repurchase program, during the year ended December 31, 2017, we repurchased 6,210,606 shares at an aggregate cost of $199.6 million, which is an average cost per share of $32.14. During the year ended December 31, 2016, we repurchased 8,811,847 shares at an aggregate cost of $227.9 million, which is an average cost per share of $25.87.
In November 2016, our Board of Directors increased our share repurchase authorization to $400.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $168.6 million at December 31, 2017. As discussed in Item 1A, our Bank Credit Facility contains covenants that may restrict our ability to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2017 — October 31, 2017	476,613	$34.41	476,613	$202,998,778
November 1, 2017 — November 30, 2017	399,783	$35.54	399,783	188,792,046
December 1, 2017 — December 31, 2017	540,575	$37.39	540,575	168,578,718
	1,416,971		1,416,971
Subsequent to December 31, 2017, we repurchased 429,859 shares for $16.7 million at an average cost per share of $38.83. In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2013 through December 31, 2017.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$3,095.0	$3,031.1	$2,986.0	$2,994.0	$2,550.5
Income from continuing operations	$546.8	$177.3	$235.3	$176.6	$155.2
Net income	$546.8	$177.3	$234.9	$178.8	$152.6
Net income attributable to noncontrolling interests	(0.2)	(0.3)	(1.2)	(6.3)	(5.3)
Net income attributable to common stockholders	$546.7	$177.0	$233.8	$172.5	$147.3
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$2.91	$0.92	$1.17	$0.81	$0.70
Diluted	$2.84	$0.90	$1.14	$0.80	$0.68
Net income attributable to common stockholders
Basic	$2.91	$0.92	$1.17	$0.82	$0.70
Diluted	$2.84	$0.90	$1.14	$0.81	$0.68
Cash dividends declared per share	$0.58	$0.51	$0.44	$0.34	$0.27
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$12,864.5	$12,038.1	$11,676.4	$11,923.6	$12,833.6
Long-term debt (less current maturities), including capital leases	$3,135.3	$3,196.6	$3,037.6	$2,963.8	$3,125.5
Equity	$1,409.4	$1,095.2	$1,189.4	$1,377.4	$1,480.2
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$502.3	$463.6	$472.2	$317.4	$384.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2017, we operated 1,488 funeral service locations and 473 cemeteries (including 281 funeral service/cemetery combination locations), which are geographically diversified across 45 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and various other related businesses. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $10.7 billion backlog of future revenue from both trust and insurance-funded preneed funeral and cemetery sales at December 31, 2017. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the property is developed and available for interment).
We have adequate liquidity and a favorable debt maturity profile, which allows us to return capital to shareholders through share repurchases and dividends.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $502.3 million in 2017. In addition, as of December 31, 2017, we have $966.7 million in excess borrowing capacity under our Bank Credit Facility. As of December 31, 2017, we have $337.3 million in long-term debt current maturities, which primarily consist of current amounts due on the publicly traded notes, term loan, and capital leases. Our publicly traded note for $250.0 million, due in October 2018, was redeemed on January 12, 2018.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2017, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2017 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.72
Interest coverage ratio	3.00 (Min)	5.22
We believe our sources of liquidity can be supplemented by our ability to access the capital markets for additional debt or equity securities. In December 2017, we entered into a new $1.7 billion bank credit agreement due December 2022 with a syndicate of banks. The credit agreement consists of a $1.0 billion Bank Credit Facility and a $675.0 million Term Loan. We used $675.0 million of the Term Loan due December 2022 and $442.5 million of the Bank Credit Facility due December 2022 to repay $647.5 million outstanding borrowings on the Term Loan due March 2021 and $470 million outstanding borrowings on the Bank Credit Facility due March 2021. In December 2017, we issued $550.0 million unsecured 4.625% Senior Notes Due December 2027. We used the net proceeds from this offering to pay off the $442.5 million outstanding borrowings of the Bank Credit Facility due December 2022.
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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Invest in Acquisitions and New Builds. We intend to make acquisitions of funeral service locations and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of additional funeral service locations. We target businesses with favorable customer categories and/or where we can achieve additional economies of scale.
Pay a Dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.15 per common share at the end of 2017, a 15% increase over the $0.13 per common share at the end of 2016. We target a payout ratio of 30% to 40% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase Shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the year ended December 31, 2017, we repurchased 6,210,606 shares of common stock at an aggregate cost of $199.6 million, which is an average cost per share of $32.14. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was $168.6 million at December 31, 2017. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our Bank Credit Facility contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our repurchase program in the future.

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
Operating Activities
Net cash provided by operating activities was $502.3 million, $463.6 million, and $472.2 million for the years ended December 31, 2017, 2016, and 2015 respectively.
Included in operating cash flows are the following:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Excess tax benefits from share-based awards (1)	$—	$(12.7)	$(18.1)
Payments related to tax structure changes	$—	$—	$(10.5)
Premiums paid on early extinguishment of debt	$—	$(20.5)	$(6.5)
Acquisition, integration, and system transition costs	$—	$(11.7)	$(6.6)
IRS tax settlement (2)	$(34.2)	$—	$—
Pension settlement payment	$(6.3)	$—	$—
Legal settlement, net of insurance recoveries	$(11.5)	$—	$—

(1) See discussion regarding the change in accounting treatment for excess tax benefits from share-based awards in Part II, Item 8. Financial Statements, Note 2.
(2) See discussion regarding the IRS tax settlement in Part II, Item 8. Financial Statements, Note 5.
Excluding the above items, cash flow from operations increased $45.8 million for 2017 versus 2016 and decreased $5.4 million for 2016 versus 2015. The 2017 increase comprises:

•	a $74.4 million increase in cash receipts from customers, and

•	a $19.2 million increase in net trust withdrawals, and

•	a $6.3 million increase in insurance proceeds; partially offset by

•	a $5.3 million decrease in General Agency (GA) and other receipts,

•	a $23.4 million increase in employee compensation,

•	a $20.0 million increase in cash tax payments primarily due to deferral from the previous quarter as part of hurricane relief (excluding the IRS tax settlement noted above),

•	a $3.9 million increase in cash interest paid, and

•	a $1.5 million increase in vendor and other payments.
The 2016 decrease comprises:
•a $19.7 million increase in cash tax payments,

•	a $15.9 million increase in employee compensation, and

•	a $21.9 million increase in net trust deposits; partially offset by

•	a $29.9 million decrease in vendor and other payments,

•	a $7.8 million decrease in cash interest paid, and

•	a $14.4 million increase in cash receipts from customers.
Investing Activities

Cash flows from investing activities used $235.9 million, $216.1 million, and $166.4 million in 2017, 2016, and 2015, respectively. The $19.8 million increase from 2017 over 2016 is primarily due to the following:
•a $21.1 million increase in capital expenditures,primarily due to improvements at existing funeral homes,
•a $19.2 million decrease in cash spent on acquisitions, and
•a $5.0 million decrease in net withdrawals of restricted funds, partially offset by

•	a $12.9 million decrease in cash receipts from divestitures and asset sales.
The $49.7 million increase from 2016 over 2015 is primarily due to the following:

•	a $42.5 million increase in capital expenditures, primarily related to the development of contemporary cemetery property and the construction of new funeral homes,

•	a $27.9 million increase in cash spent on acquisitions; partially offset by

•	a $24.5 million increase in proceeds from divestitures and asset sales.
Financing Activities
Financing activities used $136.4 million in 2017 compared to using $188.9 million in 2016 and $338.5 million in 2015. The $52.5 million decrease from 2017 over 2016 is primarily due to:

•	a $28.3 million decrease in purchase of Company common stock,

•	a $26.8 million increase in proceeds from the issuance of debt, net of payments, and

•	a $15.9 million increase in proceeds from exercises of stock options; partially offset by

•	a $12.7 million decrease in excess tax benefits from share-based awards (Part II, Item 8. Financial Statements, Note 2),

•	a $10.3 million increase in payments of dividends, and

•	a $2.6 million increase in purchases of noncontrolling interests to acquire the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc.
The $149.6 million decrease from 2016 over 2015 is primarily due to:

•	a $117.3 million decrease in purchase of Company common stock, and

•	a $56.1 million increase in proceeds from the issuance of debt, net of payments; partially offset by

•	a $14.1 million decrease in proceeds from exercises of stock options

•	a $10.8 million increase in payments of dividends, and

•	a $5.4 million decrease in excess tax benefits from share-based awards.
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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2017.

	Payments Due by Period
Contractual Obligations	2018	2019-2020	2021-2022	Thereafter	Total
		(In millions)
Debt maturities (including capital leases)(1) (2) (3)	$342.8	$335.1	$1,193.1	$1,632.3	$3,503.3
Interest obligation on long-term debt(4)	160.1	288.8	226.2	264.4	939.5
Operating lease agreements(5)	13.7	20.3	16.1	59.5	109.6
Employment and management, consulting, and non-competition agreements(6)	7.4	10.9	5.3	4.2	27.8
Benefit cost obligation(7)	3.3	5.9	4.8	9.4	23.4
Total contractual obligations	$527.3	$661.0	$1,445.5	$1,969.8	$4,603.6

(1)
Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our Bank Credit Facility contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.

(2)	Excludes non-cash net premiums and original issuance discounts recorded on the debt. The unamortized balance of the net premiums and original issuance discounts at December 31, 2017 is $7.5 million.

(3)	Excludes non-cash debt issuance costs on the debt. The unamortized balance of debt issuance costs at December 31, 2017 is $38.1 million.

(4)
Approximately 75% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 6 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our future interest obligations.

(5)
The majority of our lease arrangements contain options to i) purchase the property at fair value on the exercise date, ii) purchase the property for a value determined at the inception of the leases, or iii) renew for the fair rental value at the end of the primary lease term. Our operating leases primarily relate to funeral and cemetery operating and maintenance equipment. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our leases.

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

(7)	See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, for discussion of our pension plans.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2017.

	Expiration by Period
Commercial and Contingent Obligations	2018	2019-2020	2021-2022	Thereafter	Total
		(In millions)
Surety obligations(1)	$166.0	$—	$—	$—	$166.0
Long-term obligations related to uncertain tax positions(2)	90.6	—	—	—	90.6
Letters of credit(3)	33.5	—	—	—	33.5
Total commercial and contingent obligations	$290.1	$—	$—	$—	$290.1

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $90.6 million as of December 31, 2017. See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to our uncertain tax positions.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2017, $33.3 million of our letters of credit were supported by our Bank Credit Facility, which expires in December 2022.
Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2017, we had unrealized losses of $15.0 million in the various trusts within these states.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed sales activities. The obligations underlying these surety bonds are recorded on our Consolidated Balance Sheet as Deferred revenue. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	December 31, 2017	December 31, 2016
	(In millions)
Preneed funeral	$109.8	$118.6
Preneed cemetery:
Merchandise and services	132.2	141.6
Pre-construction	11.9	7.8
Bonds supporting preneed funeral and cemetery obligations	253.9	268.0
Bonds supporting preneed business permits	4.5	4.5
Other bonds	18.0	18.4
Total surety bonds outstanding	$276.4	$290.9
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $253.9 million in bonds supporting preneed funeral and cemetery obligations differs from the $166.0 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2017, 2016, and 2015, we had $22.6 million, $20.9 million, and $19.6 million of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

Preneed Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we sell price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be paid into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies.
Trust-funded Preneed Contracts: The funds collected from customers are deposited into trust and primarily invested by independent trustees in accordance with state and provincial laws. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as trust fund income revenue in our Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust. Funds in trust assets exceeded customer deposits at December 31, 2017. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments for additional information about potential funding obligations related to our merchandise and service trusts. Based on our historical experience, we have included a cancellation reserve for preneed contracts in our Consolidated Balance Sheet of $118.1 million and $116.9 million as of December 31, 2017 and 2016, respectively.
While the contract is outstanding, cash flow is provided by the amount retained from funds collected from the customer and any distributed investment earnings. At the time of death maturity, we receive the principal and undistributed investment earnings from the funeral trust and any remaining receivable due from the customer. At the time of delivery or storage of cemetery merchandise and service items for which we were required to deposit funds to trust, we receive the principal and undistributed investment earnings from the cemetery trust and any remaining receivable due from the customer. This cash flow at the time of service, delivery, or storage is generally less than the associated revenue recognized, thus reducing cash flow from operating activities.

The tables below detail our results of preneed production and maturities, excluding insurance contracts for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$319.3	$285.5
Sales production (number of contracts)	94,603	89,529
Maturities	$265.8	$239.4
Maturities (number of contracts)	68,683	65,047
Cemetery:
Sales production:
Preneed	$846.0	$800.3
Atneed	316.6	305.7
Total sales production	$1,162.6	$1,106.0
Sales production deferred to backlog:
Preneed	$380.8	$369.3
Atneed	230.8	227.7
Total sales production deferred to backlog	$611.6	$597.0
Revenue recognized from backlog:
Preneed	$305.1	$294.6
Atneed	226.7	226.3
Total revenue recognized from backlog	$531.8	$520.9
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

	Years Ended December 31,
	2017	2016
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$510.0	$552.0
Sales production (number of contracts)	84,962	90,395
General agency revenue	$121.0	$135.8
Maturities	$335.3	$323.2
Maturities (number of contracts)	56,535	55,085

(1)	Amounts are not included in our Consolidated Balance Sheet.
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2017 and 2016. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2017 and 2016. The backlog amounts presented are reduced by an amount that we believe will cancel before maturity based on historical experience. The table does not include the backlog associated with businesses that are held for sale.
The table also reflects our preneed funeral and cemetery receivables and trust investments (fair value and cost bases) associated with the backlog of deferred preneed funeral and cemetery contract revenue, net of the estimated cancellation allowance. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of maturities of preneed sales in the future, as well as the amount of assets associated with that revenue. Because the future revenue exceeds the asset amounts, future revenue will exceed the cash distributions actually received from the associated trusts.

	December 31, 2017		December 31, 2016
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue	$1.79	$1.79	$1.73	$1.73
Deferred receipts held in trust	3.48	3.18	3.10	3.05
	5.27	4.97	4.83	4.78
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.25)	(0.25)
Backlog of trust-funded deferred revenue	5.00	4.72	4.58	4.53
Backlog of insurance-funded revenue (1)	5.66	5.66	5.37	5.37
Total backlog of deferred revenue	$10.66	$10.38	$9.95	$9.90

Preneed receivables, net and trust investments	$4.78	$4.48	$4.31	$4.26
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.25)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	4.51	4.23	4.06	4.01
Insurance policies associated with insurance-funded deferred revenue, net of estimated allowance for cancellation (1)	5.66	5.66	5.37	5.37
Total assets associated with backlog of preneed revenue, net of estimated allowance for cancellation	$10.17	$9.89	$9.43	$9.38

(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, reported net asset values, and appraisals. As of December 31, 2017, the difference between the backlog and asset market amounts represents $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.03 billion collected from customers that were not required to be deposited into trusts, and $0.21 billion in allowable cash distributions from trust assets. As of December 31, 2017, the fair value of the total backlog comprised $2.81 billion related to cemetery contracts and $7.85 billion related to funeral contracts. As of December 31, 2017, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.60 billion related to cemetery contracts and $1.91 billion related to funeral contracts.
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

Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus generally remains in the trust in perpetuity and the earnings or elected distributions are withdrawn as allowed to defray the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the earnings that are distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and services trusts as well as the cemetery perpetual care trusts. The majority of the trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly-owned registered investment advisor, establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. All of the trusts seek to control risk and volatility through a combination of asset classes, investment styles, and a diverse mix of investment managers.
Asset allocation is based on the liability structure of each funeral, cemetery, and perpetual care trust. Based on the various criteria set forth in the investment policy, the investment advisor recommends investment managers to the trustees. The primary investment objectives for the funeral and cemetery merchandise and service trusts include 1) preserving capital within acceptable levels of volatility and risk and 2) achieving growth of principal over time sufficient to preserve and increase the purchasing power of the assets. Preneed funeral and cemetery contracts generally take several years to mature; therefore, the funds associated with these contracts are often invested through several market cycles.
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of December 31, 2017, the asset allocation is split approximately evenly between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of December 31, 2017 approximately 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase one of four managed LLCs, matched to their trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
Commingled Funds. These funds allow the trusts to access, at a reduced cost, some of the same investment managers and strategies used elsewhere in the portfolios.
Mutual Funds. The trust funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including U.S. equities, non-U.S. equities, corporate bonds, government bonds, high yield bonds, and commodities, all of which are governed by guidelines outlined in their individual prospectuses.
Separately Managed Accounts. To reduce the costs to the investment portfolios, the trusts utilize separately managed accounts where appropriate.
Asset Classes
Fixed income investments are intended to preserve principal, provide a source of current income, and reduce overall portfolio volatility. The majority of the fixed income allocation for the trusts is invested in institutional share class mutual funds. Where the trusts have direct investments in individual fixed income securities, these are primarily in government and corporate instruments.
Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery contracts sold in certain Canadian jurisdictions must be invested in these instruments.
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2017, the largest single equity position represented less than 1% of the total securities portfolio.
The objective of private equity fund investments is to provide high rates of return with reduced volatility and lower correlation. These investments are typically long term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including but not limited to private equity, real estate, energy, infrastructure, transportation, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the year ended December 31, 2017, the Standard and Poor’s 500 Index increased 21.8% and the Barclay’s Aggregate Index increased 3.5%, while the combined SCI trust increased 14.1%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2017, 2016, and 2015
Management Summary
In 2017, we reported consolidated net income attributable to common stockholders of $546.7 million ($2.84 per diluted share) compared to net income attributable to common stockholders in 2016 of $177.0 million ($0.90 per diluted share) and net income attributable to common stockholders in 2015 of $233.8 million ($1.14 per diluted share). These results were impacted by certain significant items including:

	2017	2016	2015
	(In millions)
Pre-tax gains (losses) from divestitures and impairment, net (1)	$7.0	$(26.8)	$6.0
Pre-tax losses from the early extinguishment of debt	$(0.3)	$(22.5)	$(6.9)
Pre-tax acquisition, integration, and system transition costs	$—	$(17.5)	$(6.8)
Pre-tax pension termination settlement	$(12.8)	$(5.6)	$—
Pre-tax legal settlement, net of insurance recoveries	$(11.5)	$—	$—
Tax benefit from above items	$5.7	$17.2	$2.3
Change in certain tax reserves and other	$260.1	$(20.9)	$(3.0)

(1)	Includes Net (loss) income from discontinued operations and the portion of noncontrolling interest related to divestitures.
In addition to the above items, growth in cemetery revenue, higher recognized preneed funeral revenue, higher funeral services performed, and effective management of our back office overhead were partially offset by increases in cemetery selling commissions from higher sales production and increased cemetery administrative and maintenance costs.

Funeral Results

	2017	2016	2015
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,868.2	$1,869.1	$1,889.1
Less: revenue associated with acquisitions/new construction	31.9	9.9	—
Less: revenue associated with divestitures	6.4	41.8	58.5
Comparable(1) funeral revenue	1,829.9	1,817.4	1,830.6
Less: comparable recognized preneed revenue	117.3	111.2	97.7
Less: comparable general agency and other revenue	117.0	126.5	129.4
Adjusted comparable funeral revenue	$1,595.6	$1,579.7	$1,603.5
Comparable services performed	303,106	300,477	307,336
Comparable average revenue per service(2)	$5,264	$5,257	$5,217

Consolidated funeral operating profit	$371.9	$361.0	$390.1
Less: operating profit associated with acquisitions/new construction	5.8	2.4	—
Less: operating (loss) profit associated with divestitures	(4.5)	2.3	3.3
Comparable(1) funeral operating profit	$370.6	$356.3	$386.8

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2016 and ending December 31, 2017.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that is delivered at the time of sale, including memorial merchandise and travel protection, and excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $1,868.2 million for the year ended December 31, 2017, compared to $1,869.1 million for the same period in 2016. This decrease is primarily attributable to the loss of $35.4 million in revenue contributed by properties that have been subsequently divested, partially offset by $22.0 million in revenue contributed by acquired properties and a $12.5 million increase in comparable revenue as described below.
Comparable revenue from funeral operations was $1,829.9 million for the year ended December 31, 2017 compared to $1,817.4 million for the same period in 2016. This increase was primarily due to a 0.9% increase in comparable services performed and a 0.1% increase in average revenue per service.
The increase in services performed comprises a 0.5% increase in services performed by our funeral homes and a 3.5% increase in cremation services performed by our non-funeral home channel.
Average revenue per funeral service increased 0.1% for the year ended December 31, 2017 compared to the same period in 2016. Organic growth at the customer level of 0.6% was largely offset by the increase in our cremation mix. Our total comparable cremation rate increased to 53.5% in 2017 from 52.6% in 2016 as a result of an increase in both direct cremations and cremations with service.
Consolidated revenue from funeral operations decreased $20.0 million in 2016 compared to 2015. This decrease is primarily attributable to the loss of $16.7 million in revenue contributed by properties that have been subsequently divested and a $13.2 million decrease in comparable revenue, partially offset by $9.9 million in revenue contributed by acquired properties. The decrease in comparable revenue was primarily due to a 2.2% decrease in comparable services performed, partially offset by a 0.8% increase in average revenue per service. Our comparable cremation rate increased to 52.6% in 2016 from 51.7% in 2015 as a result of an increase in cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $10.9 million, or 3.0% in 2017 compared to 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $14.3 million. Comparable funeral operating profit increased $14.3 million to $370.6 million and the operating margin percentage increased 70 basis points to 20.3%, which was primarily the result of increased comparable revenue described above and effective cost management.
Consolidated funeral operating profit decreased $29.1 million, or 7.5%, in 2016 as compared to 2015. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $30.5 million, which was primarily the result of decreased comparable revenue described above and inflationary increases in fixed costs, partially offset by increased gross profit from recognized preneed revenue.
Cemetery Results

	2017	2016	2015
	(In millions)
Consolidated cemetery revenue	$1,226.9	$1,162.0	$1,097.0
Less: revenue associated with acquisitions/new construction	6.2	0.3	—
Less: revenue associated with divestitures	0.7	0.9	2.0
Comparable(1) cemetery revenue	$1,220.0	$1,160.8	$1,095.0

Consolidated cemetery operating profit	$350.3	$315.4	$284.5
Less: operating profit associated with acquisitions/new construction	1.1	—	—
Less: operating (loss) profit associated with divestitures	(0.2)	(0.8)	0.2
Comparable(1) cemetery operating profit	$349.4	$316.2	$284.3

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2016 and ending December 31, 2017.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $64.9 million, or 5.6%, in 2017 compared to 2016 primarily attributable to the $59.2 million increase in comparable revenue and $5.9 million in revenue contributed by acquired properties. The increase in comparable revenue is primarily the result of a $43.2 million increase in recognized preneed revenue from higher preneed sales production.
Consolidated revenue from our cemetery operations increased $65.0 million, or 5.9%, in 2016 compared to 2015 primarily attributable to the increase in comparable revenue of $65.8 million partially offset by the loss of $1.1 million in properties that have been subsequently divested. Comparable cemetery revenue increased $65.8 million, or 6.0%, primarily as a result of an increase in preneed sales production.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $34.9 million, or 11.1%, in 2017 compared to 2016 primarily attributable to the increase in comparable operating profit of $33.2 million, or 10.5%. Comparable cemetery operating profit increased $33.2 million to $349.4 million and the operating margin percentage increased 140 basis points to 28.6% driven by the increase in revenue described above coupled with effective cost management.
Consolidated cemetery operating profit increased $30.9 million, or 10.9% in 2016 compared to 2015 primarily attributable to the increase in comparable operating profit of $31.9 million, or 11.2%. Comparable cemetery operating profit increased $31.9 million to $316.2 million and the operating margin percentage increased 120 basis points driven by the increase in revenue described above, partially offset by increased selling commissions from higher sales production and increases in cemetery maintenance costs.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $154.4 million in 2017 compared to $137.7 million in 2016 and $130.8 million in 2015. The 2017 amounts include $11.5 million related to a legal settlement and $12.8 million related to a pension termination settlement. The 2016 amounts include $17.5 million of acquisition costs and implementation of a new general ledger system and $5.6 million related to a pension termination settlement. The 2015 amounts include $6.8 million in acquisition, integration, and system transition costs. Excluding these costs, general and administrative expenses increased $15.5 million in 2017 compared to 2016 due to an increase in our self-insurance reserves and expenses related to updating our business location websites. The decrease in general and administrative expenses of $9.5 million in 2016 compared to 2015 was primarily due to effective back office expense management.
Gains (Losses) on Divestitures and Impairment Charges, Net
In 2017, we recognized a $7.0 million net pre-tax gain on asset divestitures and impairments primarily as the result of asset divestitures, partially offset by impairment losses associated with non-strategic funeral and cemetery locations in the United States and Canada.

In 2016, we recognized a $26.8 million net pre-tax loss on asset divestitures and impairments. This loss includes $31.2 million of impairment charges related to the divestiture of certain funeral homes in Los Angeles, California.
In 2015, we recognized a $6.5 million net pre-tax gain on asset divestitures and impairments primarily as the result of asset divestitures, partially offset by impairment losses associated with non-strategic funeral and cemetery locations in the United States and Canada.

Hurricane Expense, Net
On August 26, 2017, Hurricane Harvey made landfall in Texas, causing significant damage across coastal Texas. In addition to damage caused directly by the storm itself, the region suffered massive damage from flooding as rainfall nearly exceeded the annual average. The main corporate headquarters sustained significant flood damage as did many of our Texas operations. On September 10, Irma made landfall in western Florida causing wind and flood damage to large parts of that state and the southeastern United States. On September 20, 2017, Maria made landfall in Puerto Rico causing significant wind and flood damage. During 2017, we began cleanup, repair and restoration of much of the damage in Texas, Florida, and in Puerto Rico related to Hurricanes Harvey, Irma, and Maria. We incurred $11.9 million in repair and cleanup costs and received $6.3 million of insurance proceeds related to these claims, which resulted in a $5.6 million unfavorable impact in our Consolidated Statement of Operations. We anticipate an immaterial amount of hurricane related expense in 2018.
Interest Expense
Interest expense increased $7.0 million to $169.1 million in 2017 compared to $162.1 million in 2016 as we were impacted by increased rates on our floating rate debt as we continued to maintain our leverage ratio.
Interest expense decreased $10.8 million to $162.1 million in 2016 compared to $172.9 million in 2015. as we benefited from the debt refinancings over the past year by lowering interest on our Senior Notes and increasing our proportion of lower rate variable debt.
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
Provision for Income Taxes
The Tax Act as enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating a bonus depreciation that will allow for full expensing on qualified property, and imposing a limitation on deductibility of certain executive compensation. For further information on the impacts of the Tax Act, see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data.
The 2017 consolidated effective tax rate was a tax benefit of 36.6%, compared to tax expense of 45.7% and 36.5% in 2016 and 2015, respectively. The lower effective tax rate was primarily due to the effects of the Tax Act discussed above, and the recent IRS audit settlement as well as the result of tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized, and non-deductible goodwill resulting from gains on divestitures.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 192.2 million in 2017, compared to 196.0 million in 2016, and 204.5 million in 2015. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program.
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
Revenue associated with cemetery merchandise and services is recognized when merchandise is delivered or the service is performed. For non-personalized merchandise (such as outer burial containers) and services, we defer the revenue until the merchandise is delivered and the services are performed, generally immediately following the time of need. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we can choose to order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. Preneed sales of cemetery interment rights (cemetery property) are recognized when a minimum of 10% of the sales price has been collected and the property has been constructed and is available for interment.
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
Our goodwill impairment test involves certain estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization). The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.2% to 4.7% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using long-term growth rates of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairments reviews were performed in 2017 or 2016. For more information on related to goodwill, see Note 4 in Part II, Item 8. Financial Statements and Supplementary Data.
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
Our intangible asset impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were performed in 2017 or 2016. For more information on related to intangible assets, see Note 4 in Part II, Item 8. Financial Statements and Supplementary Data.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments.

•
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These securities are classified as Level 2 investments.

•
The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These securities are classified as Level 3 investments.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For additional disclosures for all of our available-for-sale securities, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
Loss Contract Analysis
We perform an analysis annually to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies, and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog. As of December 31, 2017, no such charge was required. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, we believe there is currently capacity for additional market depreciation before a loss contract would result.
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
Allowances. We provide various allowances and/or cancellation reserves for our funeral and cemetery preneed and atneed receivables, as well as for our preneed funeral and preneed cemetery deferred revenue. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenue that may be canceled in its first year and revenue would be charged back by the insurance company.

These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.
Valuation of trust investments. The trust investments include marketable securities that are classified as available-for-sale. When available, we use quoted market prices for specific securities. When quoted market prices are not available for the specific security, fair values are estimated by using either quoted market prices for securities with similar characteristics or a fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment terms, rating, and tax exempt status. The valuation of certain investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets.
Legal liability reserves. Contingent liabilities, principally for legal matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and a range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As disclosed in Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.
Depreciation of long-lived assets. We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions or changes in regulatory requirements.
Amortization of certain intangible assets. We amortize certain intangible assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as contractual terms, changing market conditions, or changes in regulatory requirements.
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
As of December 31, 2017, foreign withholding taxes have not been provided on the estimated $195 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S.  However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $10 million.  We have calculated our best estimate of the impact of this provision in accordance with our understanding of the Tax Act and guidance available.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
Tax years subsequent to 2005 remain open to review and adjustment by the IRS. Moreover, various state jurisdictions are auditing years 2000 through 2016. It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months. However, since the years to which uncertain tax positions relate remain subject to review by the tax authorities, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.
Retirement plans. Certain retirement plans are frozen with no benefits accruing to participants except interest. Benefit costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic benefit cost were 3.86% and 3.96% as of December 31, 2017 and 2016, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data for more information.
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
As of December 31, 2017, reported losses for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2017 were approximately $552.7 million over 26.7 years. The selected fully developed ultimate settlement value estimated was $608.0 million for the same period. Paid losses were $529.8 million indicating a reserve requirement of $78.2 million.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions includes the price risk associated with the marketable equity and debt securities included in our portfolio of trust investments, the interest rate risk associated with our floating rate debt, and the currency risk associated with our Canadian operations. Our market-sensitive instruments and positions are considered to be “other-than-trading”. Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that might occur, assuming hypothetical changes in equity markets, interest rates, and currencies. Our views on market risk are not necessarily indicative of actual results that may occur, and they do not represent the maximum possible gains or losses that may occur. Actual fair value movements related to changes in equity markets, interest rates, and currencies, along with the timing of such movements, may differ from those estimated.
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of December 31, 2017 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2017 and 2016, approximately 75% and 63%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.73% and 4.68%, respectively. The fair value of our debt was $164.6 million more than its carrying value at December 31, 2017. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $1.5 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2017 and 2016, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $5.8 million and $4.1 million for the years ended December 31, 2017 and 2016.
At December 31, 2017, approximately 4% of our stockholders’ equity and debt and 12% of our operating income was denominated in the Canadian dollar. Approximately 6% of our stockholders’ equity and debt and 10% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2016. We do not have an investment in foreign operations considered to be in highly inflationary economies.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Service Corporation International

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Service Corporation International and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 14, 2018

We have served as the Company’s auditor since 1993.

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenue	$3,095,031	$3,031,137	$2,986,041
Costs and expenses	(2,372,842)	(2,354,703)	(2,311,452)
Operating profit	722,189	676,434	674,589
General and administrative expenses	(154,423)	(137,730)	(130,813)
Gains (losses) on divestitures and impairment charges, net	7,015	(26,819)	6,522
Hurricane expense, net	(5,584)	—	—
Operating income	569,197	511,885	550,298
Interest expense	(169,125)	(162,093)	(172,897)
Losses on early extinguishment of debt, net	(274)	(22,503)	(6,918)
Other income (expense), net	460	(631)	(132)
Income from continuing operations before income taxes	400,258	326,658	370,351
Benefit from (provision for) income taxes	146,589	(149,353)	(135,027)
Income from continuing operations	546,847	177,305	235,324
Net loss from discontinued operations, net of tax	—	—	(390)
Net income	546,847	177,305	234,934
Net income attributable to noncontrolling interests	(184)	(267)	(1,162)
Net income attributable to common stockholders	$546,663	$177,038	$233,772
Basic earnings per share:
Net income attributable to common stockholders	$2.91	$0.92	$1.17
Basic weighted average number of shares	187,630	193,086	200,356
Diluted earnings per share:
Net income attributable to common stockholders	$2.84	$0.90	$1.14
Diluted weighted average number of shares	192,246	196,042	204,450
Dividends declared per share	$0.58	$0.51	$0.44

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$546,847	$177,305	$234,934
Other comprehensive income:
Foreign currency translation adjustments	25,462	10,331	(53,283)
Total comprehensive income	572,309	187,636	181,651
Total comprehensive income attributable to noncontrolling interests	(195)	(270)	(1,129)
Total comprehensive income attributable to common stockholders	$572,114	$187,366	$180,522
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$330,039	$194,986
Receivables, net	90,304	98,455
Inventories	25,378	26,431
Other	35,575	34,524
Total current assets	481,296	354,396
Preneed receivables, net and trust investments	4,778,842	4,305,165
Cemetery property	1,791,989	1,776,935
Property and equipment, net	1,873,044	1,827,587
Goodwill	1,805,981	1,799,081
Deferred charges and other assets	601,184	567,520
Cemetery perpetual care trust investments	1,532,167	1,407,465
Total assets	$12,864,503	$12,038,149

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$489,172	$439,936
Current maturities of long-term debt	337,337	89,974
Income taxes payable	2,470	7,960
Total current liabilities	828,979	537,870
Long-term debt	3,135,316	3,196,616
Deferred revenue	1,789,776	1,731,417
Deferred tax liability	283,765	454,638
Other liabilities	410,982	510,322
Deferred receipts held in trust	3,475,430	3,103,796
Care trusts’ corpus	1,530,818	1,408,243
Commitments and contingencies (Note 8)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 191,935,647 and 195,403,644 shares issued, respectively, and 186,614,747 and 189,405,244 shares outstanding, respectively	186,615	189,405
Capital in excess of par value	970,468	990,203
Retained earnings (accumulated deficit)	210,364	(103,387)
Accumulated other comprehensive income	41,943	16,492
Total common stockholders’ equity	1,409,390	1,092,713
Noncontrolling interests	47	2,534
Total equity	1,409,437	1,095,247
Total liabilities and equity	$12,864,503	$12,038,149
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
		(In thousands)
Cash flows from operating activities:
Net income	$546,847	$177,305	$234,934
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	390
Losses on early extinguishment of debt, net	274	22,503	6,918
Premiums paid on early extinguishment of debt	—	(20,524)	(6,549)
Depreciation and amortization	153,141	147,233	141,456
Amortization of intangibles	27,650	30,956	31,459
Amortization of cemetery property	68,102	66,745	62,407
Amortization of loan costs	5,859	5,826	9,434
Provision for doubtful accounts	9,980	10,776	6,083
(Benefit) provision for deferred income taxes	(317,838)	7,490	18,048
(Gains) losses on divestitures and impairment charges, net	(7,015)	26,819	(6,522)
Share-based compensation	14,788	14,056	13,843
Excess tax benefits from share-based awards	—	(12,685)	(18,123)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(9,740)	(14,198)	464
(Increase) decrease in other assets	(15,385)	17,855	2,457
Increase in payables and other liabilities	81,763	47,888	20,567
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(63,994)	(73,394)	(48,120)
Increase in deferred revenue	31,182	34,775	67,159
Decrease in deferred receipts held in trust	(23,274)	(25,831)	(64,119)
Net cash provided by operating activities	502,340	463,595	472,186
Cash flows from investing activities:
Capital expenditures	(214,501)	(193,446)	(150,986)
Acquisitions, net of cash acquired	(49,988)	(69,146)	(41,258)
Proceeds from divestitures and sales of property and equipment	28,429	41,310	16,772
Net withdrawals of restricted funds and other	175	5,150	8,066
Net cash used in investing activities from continuing operations	(235,885)	(216,132)	(167,406)
Net cash provided by investing activities from discontinued operations	—	—	987
Net cash used in investing activities	(235,885)	(216,132)	(166,419)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,787,500	1,060,000	446,250
Debt issuance costs	(12,939)	(5,232)	(6,025)
Scheduled payments of debt	(468,973)	(36,414)	(160,220)
Early payments of debt	(1,117,512)	(875,110)	(197,377)
Principal payments on capital leases	(51,106)	(33,119)	(28,601)
Proceeds from exercise of stock options	33,611	17,662	31,809
Excess tax benefits from share-based awards	—	12,685	18,123
Purchase of Company common stock	(199,637)	(227,928)	(345,261)
Payments of dividends	(108,750)	(98,418)	(87,570)
Purchase of noncontrolling interest	(4,580)	(1,961)	(2,075)
Bank overdrafts and other	5,959	(1,095)	(7,531)
Net cash used in financing activities	(136,427)	(188,930)	(338,478)
Effect of foreign currency	5,025	1,854	(10,025)
Net increase (decrease) in cash and cash equivalents	135,053	60,387	(42,736)
Cash and cash equivalents at beginning of period	194,986	134,599	177,335
Cash and cash equivalents at end of period	$330,039	$194,986	$134,599
(See notes to consolidated financial statements)

Table of Contents
SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2014	$205,458	$(591)	$1,186,304	$(81,859)	$59,414	$8,652	$1,377,378
Comprehensive income	—	—	—	233,772	(53,250)	1,129	181,651
Dividends declared on common stock ($.44 per share)	—	—	(87,570)	—	—	—	(87,570)
Stock option exercises	3,054	—	28,877	—	—	—	31,931
Restricted stock award, net of forfeitures and other	254	(9)	(245)	—	—	—	—
Employee share-based compensation earned	—	—	13,843	—	—	—	13,843
Purchase of Company common stock	—	(12,455)	(71,664)	(261,264)	—	—	(345,383)
Tax benefits of share-based awards	—	—	18,123	—	—	—	18,123
Purchase of noncontrolling interest	—	—	2,775	—	—	(4,850)	(2,075)
Noncontrolling interest payments	—	—	—	—	—	(222)	(222)
Retirement of treasury shares	(7,969)	7,969	—	—	—	—	—
Other	62	—	1,663	—	—	—	1,725
Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401

Comprehensive income	—	—	—	177,038	10,328	270	187,636
Dividends declared on common stock ($.51 per share)	—	—	(98,418)	—	—	—	(98,418)
Stock option exercises	2,108	—	15,554	—	—	—	17,662
Restricted stock awards, net of forfeitures	241	(1)	(240)	—	—	—	—
Employee share-based compensation earned	—	—	14,056	—	—	—	14,056
Purchase of Company common stock	—	(8,812)	(48,042)	(171,074)	—	—	(227,928)
Tax benefits related to share-based awards	—	—	12,685	—	—	—	12,685
Purchase of noncontrolling interest	—	—	364	—	—	(2,325)	(1,961)
Noncontrolling interest payments	—	—	—	—	—	(120)	(120)
Retirement of treasury shares	(7,901)	7,901	—	—	—	—	—
Other	96	—	2,138	—	—	—	2,234
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247

Comprehensive income	—	—	—	546,663	25,451	195	572,309
Dividends declared on common stock ($.58 per share)	—	—	(37,011)	(71,739)	—	—	(108,750)
Stock option exercises	2,759	—	30,852	—	—	—	33,611
Restricted stock awards, net of forfeitures	209	(2)	(207)	—	—	—	—
Employee share-based compensation earned	—	—	14,788	—	—	—	14,788
Purchase of Company common stock	—	(6,211)	(32,253)	(161,173)	—	—	(199,637)
Purchase of noncontrolling interest	—	—	(2,258)	—	—	(2,322)	(4,580)
Noncontrolling interest payments	—	—	—	—	—	(360)	(360)
Retirement of treasury shares	(6,890)	6,890	—	—	—	—	—
Other	455	—	6,354	—	—	—	6,809
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and interments, are sold at our cemeteries.

2.	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.
Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. We have retained the specialized industry accounting principles when consolidating the trusts. Our trusts are variable interest entities, for which we have determined that we are the primary beneficiary as we absorb a majority of the losses and returns associated with these trusts. Although we consolidate the trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these trusts; therefore, their interests in these trusts represent a liability to us.
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows. In 2017, we moved certain of our crematories from the cemetery segment to the funeral segment and recast prior period amounts to reflect this change in organization structure. For the year 2016, we recorded in General and administrative expenses an out-of-period expense of $5.5 million for previously improperly capitalized acquisition costs. Such amounts are immaterial to both current and prior period financial statements.
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
Accounts Receivable and Allowance for Doubtful Accounts
Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our preneed and atneed receivables and the related deferred revenue. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed funeral and cemetery receivables are considered past due after 30 days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is 180 days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, and demographic or competitive changes in our areas of operation.
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in performance of a contract. Cemetery property amortization was $68.1 million, $66.7 million, and $62.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings are depreciated over a period ranging from seven to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $153.1 million, $147.2 million, and $141.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. When property is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have lease arrangements related to funeral service locations and transportation equipment that were primarily classified as capital leases at December 31, 2017. Lease terms related to funeral service locations generally range from one to 40 years with options to renew at varying terms. Lease terms related to transportation equipment generally range from one to five years with options to renew at varying terms. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 8.
Goodwill
The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. Our methodology considers discounted cash flows and multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization). The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used a 6.5% discount rate, growth rates ranging from 1.2% to 4.7% over a five-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next five years plus terminal value at the end of those five years. Our terminal value was calculated using a long-term growth rate of 2.5% and 2.9% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2017 or 2016. For more information related to goodwill, see Note 4.
Other Intangible Assets
Our intangible assets include customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Our trademark and tradenames and certain other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
Our intangible asset impairment tests involve estimates and management judgment. For trademark and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 1.0% to 4.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.5% and 2.9% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.7% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2017 or 2016.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in performance of a contract. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two to forty years. For more information related to intangible assets, see Note 4.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments.

•
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These securities are classified as Level 2 investments.

•
The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These securities are classified as Level 3 investments.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Fixed income commingled funds, money market funds, and private equity investments are measured at net asset value. Fixed income commingled funds and money market funds are redeemable for net asset value with two weeks' notice and immediately, respectively. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next 2 to 10 years.
Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.
We assess our trust investments for other-than-temporary declines in fair value on a quarterly basis. Impairment charges resulting from this assessment are recognized as investment losses in Other income (expense), net. These investment losses, if any, are offset by the corresponding reclassification in Other income/(expense), related to Deferred receipts held in trust, net. For the years ended December 31, 2017, 2016, and 2015, we recorded a $28.9 million, a $11.9 million, and a $9.6 million, respectively, impairment charge for other-than-temporary declines in fair value related to certain investments.

Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 6.9 million, 7.9 million, and 8.0 million shares of common stock held in our treasury in 2017, 2016, and 2015, respectively. These retired treasury shares were changed to authorized but unissued status.
Foreign Currency Translation
All assets and liabilities of Canadian subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included in Equity as a component of Accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheet.
The functional currency of SCI and its subsidiaries is the respective local currency. The transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Other income/(expense), net in the Consolidated Statement of Operations. We do not have any investments in foreign operations considered to be in highly inflationary economies.
Funeral and Cemetery Operations
Revenue is recognized when merchandise is delivered or services are performed. Revenue associated with sales of preneed cemetery property interment rights is deferred until the property is constructed and a minimum of 10% of the sales price is collected. Sales taxes collected are recognized on a net basis in our consolidated financial statements.
We sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until merchandise is delivered or the services are performed, generally at the time of need. Travel protection and certain memorialization merchandise sold on a preneed basis are delivered to the customer at the time of sale and are recognized at the time delivery occurs. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we may order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery.
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
Pursuant to state or provincial law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when the contract obligations are performed. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Fees charged by our wholly-owned registered investment advisor are also included in revenue in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.
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
Insurance-funded preneed contracts
Not included in our Consolidated Balance Sheet are insurance-funded preneed contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the customer and third-party insurance provider is completed. GA revenue recognized in 2017, 2016, and 2015 was $121.0 million, $135.8 million, and $137.0 million, respectively. Direct selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. The policy amount of the insurance contract between the customer and the third-party insurance company generally equals the amount of the preneed contract. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. We retain excess funds, if any, and recognize the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount deposited for the customer exceeds the funds in trust. Based on our historical experience, we have provided an allowance for cancellation of these receivables, which is recorded as a reduction in receivables with a corresponding offset to deferred revenue.
Income Taxes
We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets. We could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period. All deferred tax assets and liabilities, along with any related valuation allowances are classified as non-current on our Consolidated Balance Sheet.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating bonus depreciation that will allow for full expensing on qualified property, and imposing limitations on deductibility of certain executive compensation.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to deemed repatriated earnings and the remeasurement of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. For further information on the impacts of the Tax Act, see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data.

Accounting Standards Adopted in 2017
Stock Compensation
In March 2016, the FASB amended "Stock Compensation", modifying certain aspects of the accounting for share-based payment transactions, which requires the tax effects related to share-based payments to be recorded through the statement of operations, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. The guidance requires the tax effect related to the settlement of share-based awards be included in income tax benefit or expense in the statement of operations rather than in additional paid-in-capital. This guidance also eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities within the statement of cash flows. We adopted the new guidance in the first quarter of 2017, as required, and the impact of the restricted stock deliveries and option exercises for the year ended December 31, 2017 was a reduction to our provision for income taxes of $18.6 million. Prior periods have not been retrospectively adjusted for adoption of this guidance. The remaining amendments to this standard, as noted above, are either not applicable or do not change our current accounting practices and thus do not impact our consolidated financial statements, including our consolidated statement of cash flows.
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
We established a cross-functional implementation team and analyzed the impact on our contract portfolio by reviewing our revenue streams and our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard to our contracts. The implementation team reported findings and progress of the project to management on a frequent basis. Through this process, we have identified and made appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.
During 2017, we evaluated the potential changes from adopting the new standard on our future reporting and disclosures. We also reviewed our contracts and developed a process for the systematic application of the standard to existing undelivered performance obligations at adoption. Additionally, we made programming changes to our point-of-sale system to accommodate recognition and disclosure requirements under the new standard. Finally, we identified and designed additional controls around new processes that were implemented upon adoption of the new standard.
The standard primarily impacts the manner in which we recognize a) certain nonrefundable up-front fees and b) incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental selling costs will be deferred and amortized by specific identification to the delivery of the underlying goods and services. Additionally, the amounts due from customers for undelivered performance obligations on cancelable preneed contracts represent contract assets, which are required to be netted with Deferred revenue, instead of Preneed receivables, net and trust investments on our Consolidated Balance Sheet.
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
We adopted the standard as of January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of adoption on that date.

Financial Instruments
In January 2016, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. These changes in fair value will be offset by a corresponding change in the fair value of Deferred receipts held in trust or Care trusts' corpus. The new guidance was effective for us on January 1, 2018 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, or cash flows.
Stock Compensation
In May 2017, the FASB amended "Stock Compensation" to clarify which changes in terms and conditions of share-based awards require accounting for as modifications. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance was effective for us on January 1, 2018, and our adoption did not materially impact our consolidated results of operations, consolidated financial position, or cash flows.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflect changes in restricted cash in addition to cash and cash equivalents. As a result of the amended guidance, we will reclassify premiums paid on early extinguishment of debt from cash flows from operating activities to cash flows from financing activities and both proceeds from insurance claims and premium payments on company-owned life insurance from cash flows from operating activities to cash flows from investing activities. The guidance requires these presentation changes to be made retrospectively and is effective for us beginning in 2018.
Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the consolidated statement of operations. We intend to apply the practical expedient of reclassifying the amounts disclosed as "total net periodic benefit cost" in Note 11 from operating income to other income in future filings as the guidance requires these presentation changes to be made retrospectively and is effective for us beginning in 2018.
Financial Instruments
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

3.	Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet at December 31 were as follows:

	2017	2016
	(In thousands)
Preneed funeral receivables	$336,925	$312,556
Preneed cemetery receivables	1,118,146	1,038,592
Preneed receivables from customers	1,455,071	1,351,148
Unearned finance charge	(45,515)	(45,989)
Allowance for cancellation	(107,749)	(104,740)
Preneed receivables, net	1,301,807	1,200,419

Trust investments, at market	4,749,548	4,240,963
Assets associated with business held for sale	(5,660)	—
Insurance-backed fixed income securities and other	265,314	271,248
Trust investments	5,009,202	4,512,211
Less: Cemetery perpetual care trust investments	(1,532,167)	(1,407,465)
Preneed trust investments	3,477,035	3,104,746

Preneed receivables, net and trust investments	$4,778,842	$4,305,165
The table below sets forth certain investment-related activities associated with trusts for the years ended December 31:

	2017	2016	2015
		(In thousands)
Deposits	$371,234	$321,232	$313,244
Withdrawals	$415,283	$350,379	$364,314
Purchases of available-for-sale securities	$2,057,348	$1,462,900	$1,326,398
Sales of available-for-sale securities	$1,999,918	$1,393,728	$1,261,777
Realized gains from sales of available-for-sale securities(1)(2)	$256,413	$100,284	$100,477
Realized losses from sales of available-for-sale securities(1)	$(76,963)	$(113,806)	$(79,203)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus

(2)
Given the positive performance of the financial markets in 2017 and a significant realignment of certain portions of our trust portfolio, we experienced a substantial increase in our realized gains during the year.

The activity in Preneed receivables, net and trust investments for the years ended December 31 was as follows:

	2017	2016	2015
		(In thousands)
Beginning balance — Preneed receivables, net and trust investments	$4,305,165	$4,078,464	$4,149,692
Net preneed contract sales	1,257,288	1,159,194	1,083,424
Cash receipts from customers, net of refunds	(1,109,380)	(1,030,703)	(951,099)
Deposits to trust	328,241	279,782	274,361
Acquisitions of businesses, net	8,153	1,477	5,804
Net undistributed investment earnings (losses)(1)	384,512	145,511	(80,699)
Maturities and distributed earnings	(411,452)	(337,912)	(364,367)
Change in cancellation allowance	(528)	3,329	741
Effect of foreign currency and other	16,843	6,023	(39,393)
Ending balance — Preneed receivables net, and trust investments	$4,778,842	$4,305,165	$4,078,464

(1)	Includes both realized and unrealized investment earnings.
The cost and market values associated with trust investments recorded at market value at December 31, 2017 and 2016 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Market value represents the value of the underlying securities held by the trusts.

		December 31, 2017
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,805	$14	$(117)	$48,702
Canadian government	2	81,500	160	(1,089)	80,571
Corporate	2	13,540	327	(170)	13,697
Residential mortgage-backed	2	3,279	16	(14)	3,281
Asset-backed	2	320	15	(10)	325
Equity securities:
Preferred stock	2	7,834	385	(139)	8,080
Common stock:
United States	1	1,161,015	266,822	(24,739)	1,403,098
Canada	1	30,762	12,545	(522)	42,785
Other international	1	63,510	13,174	(2,834)	73,850
Mutual funds:
Equity	1	613,934	59,100	(4,312)	668,722
Fixed income	1	1,230,196	11,897	(23,943)	1,218,150
Other	3	5,953	3,114	—	9,067
Trust investments, at fair value		3,260,648	367,569	(57,889)	3,570,328
Commingled funds
Fixed income		454,242	235	(5,860)	448,617
Equity		214,000	12,826	—	226,826
Money market funds		287,435	—	—	287,435
Private equity		166,860	51,631	(2,149)	216,342
Trust investments, at net asset value		1,122,537	64,692	(8,009)	1,179,220
Trust investments, at market		$4,383,185	$432,261	$(65,898)	$4,749,548

		December 31, 2016
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$145,315	$884	$(838)	$145,361
Canadian government	2	79,141	409	(222)	79,328
Corporate	2	18,934	295	(227)	19,002
Residential mortgage-backed	2	333	1	(1)	333
Asset-backed	2	448	16	(31)	433
Equity securities:
Preferred stock	2	2,907	83	(156)	2,834
Common stock:
United States	1	1,107,942	151,146	(35,542)	1,223,546
Canada	1	25,708	10,030	(455)	35,283
Other international	1	83,238	4,995	(10,632)	77,601
Mutual funds:
Equity	1	688,120	19,962	(56,857)	651,225
Fixed income	1	875,615	6,203	(46,219)	835,599
Other	3	4,712	2,468	(17)	7,163
Trust investments, at fair value		3,032,413	196,492	(151,197)	3,077,708
Fixed income commingled funds		692,434	8,524	(12,234)	688,724
Money market funds		304,055	—	—	304,055
Private equity		175,881	9,812	(15,217)	170,476
Trust investments, at net asset value		1,172,370	18,336	(27,451)	1,163,255
Trust investments, at market		$4,204,783	$214,828	$(178,648)	$4,240,963
As of December 31, 2017, our unfunded commitment for our private equity and other investments was $129.4 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Fair value, beginning balance at January 1	$7,163	$8,162	$6,650
Net unrealized gains included in Accumulated other comprehensive income(1)	912	463	152
Net realized losses included in Other income (expense), net(2)	—	(212)	—
Purchases	1,945	89	1,360
Sales	(953)	(1,339)	—
Fair value, ending balance at December 31	$9,067	$7,163	$8,162

(1)
All unrealized gains recognized in Accumulated other comprehensive income for our trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Accumulated other comprehensive income to Deferred receipts held in trust.

(2)
All losses recognized in Other income (expense), net for our trust investments are attributable to our preneed customers and are offset by a corresponding reclassification in Other income (expense) income, net to Deferred receipts held in trust.

Maturity dates of our fixed income securities range from 2017 to 2040. Maturities of fixed income securities at December 31, 2017 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$75,831
Due in one to five years	61,283
Due in five to ten years	9,101
Thereafter	361
Total estimated maturities of fixed income securities	$146,576
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $112.6 million, $94.4 million, and $98.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $62.9 million, $67.6 million, and $59.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
We have determined that the unrealized losses in our trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the sector exposures, credit ratings, and the severity and duration of the unrealized losses. Our trust investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2017 and 2016, are shown in the following tables:

	December 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,014	$(115)	$106	$(2)	$29,120	$(117)
Canadian government	20,947	(639)	6,370	(450)	27,317	(1,089)
Corporate	2,423	(31)	4,453	(139)	6,876	(170)
Residential mortgage-backed	2,880	(12)	151	(2)	3,031	(14)
Asset-backed	—	—	74	(10)	74	(10)
Equity securities:
Preferred stock	1,106	(92)	248	(47)	1,354	(139)
Common stock:
United States	184,973	(20,561)	18,542	(4,178)	203,515	(24,739)
Canada	1,307	(224)	1,314	(298)	2,621	(522)
Other international	19,070	(2,499)	2,327	(335)	21,397	(2,834)
Mutual funds:
Equity	32,348	(1,193)	21,140	(3,119)	53,488	(4,312)
Fixed income	225,766	(1,402)	294,980	(22,541)	520,746	(23,943)
Trust investments, at fair value	519,834	(26,768)	349,705	(31,121)	869,539	(57,889)
Commingled funds
Fixed income	215,295	(988)	181,358	(4,872)	396,653	(5,860)
Private equity	—	—	11,752	(2,149)	11,752	(2,149)
Trust investments, at net asset value	215,295	(988)	193,110	(7,021)	408,405	(8,009)
Total temporarily impaired securities	$735,129	$(27,756)	$542,815	$(38,142)	$1,277,944	$(65,898)

	December 31, 2016
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$41,409	$(838)	$—	$—	$41,409	$(838)
Canadian government	2,913	(31)	3,344	(191)	6,257	(222)
Corporate	2,107	(22)	6,162	(205)	8,269	(227)
Residential mortgage-backed	303	(1)	—	—	303	(1)
Asset backed	28	(22)	156	(9)	184	(31)
Equity securities:
Preferred stock	971	(53)	515	(103)	1,486	(156)
Common stock:
United States	271,433	(23,168)	50,923	(12,374)	322,356	(35,542)
Canada	3,318	(383)	1,078	(72)	4,396	(455)
Other international	19,274	(4,139)	24,525	(6,493)	43,799	(10,632)
Mutual funds:
Equity	234,714	(9,825)	276,504	(47,032)	511,218	(56,857)
Fixed income	323,917	(5,941)	425,614	(40,278)	749,531	(46,219)
Other	26	(2)	1,160	(15)	1,186	(17)
Trust investments, at fair value	900,413	(44,425)	789,981	(106,772)	1,690,394	(151,197)
Fixed income commingled funds	473,550	(11,714)	20,587	(520)	494,137	(12,234)
Private equity	22,677	(750)	73,100	(14,467)	95,777	(15,217)
Trust investments, at net asset value	496,227	(12,464)	93,687	(14,987)	589,914	(27,451)
Total temporarily impaired securities	$1,396,640	$(56,889)	$883,668	$(121,759)	$2,280,308	$(178,648)
Deferred revenue
At December 31, 2017 and 2016, Deferred revenue, net of allowance for cancellation, represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The following table summarizes the activity in Deferred revenue for the years ended December 31:

	2017	2016	2015
	(In thousands)
Beginning balance — Deferred revenue	$1,731,417	$1,677,898	$1,602,545
Net preneed contract sales	900,037	847,848	794,527
Acquisitions (divestitures) of businesses, net	10,488	193	(538)
Net investment earnings (losses)(1)	381,436	146,103	(80,014)
Recognized deferred revenue	(876,857)	(823,319)	(780,423)
Change in cancellation allowance	(165)	5,396	3,627
Change in deferred receipts held in trust	(361,499)	(124,923)	142,401
Effect of foreign currency and other	4,919	2,221	(4,227)
Ending balance — Deferred revenue	$1,789,776	$1,731,417	$1,677,898

(1)	Includes both realized and unrealized investment earnings.

4.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows: (in thousands):

	2017			2016
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Balance as of January 1	$1,493,655	$305,426	$1,799,081	$1,490,502	$305,838	$1,796,340

Increase (decrease) in goodwill related to acquisitions	8,013	1,215	9,228	26,809	(151)	26,658
Reduction of goodwill related to divestitures	(5,413)	(224)	(5,637)	(26,554)	(270)	(26,824)
Held for sale	(3,082)	(177)	(3,259)	—	—	—
Effect of foreign currency	6,568	—	6,568	2,898	9	2,907
Activity	6,086	814	6,900	3,153	(412)	2,741
Balance as of December 31	$1,499,741	$306,240	$1,805,981	$1,493,655	$305,426	$1,799,081
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2017	2016
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$214,628	$211,549
Customer relationships	10	-	20	129,516	146,876
Tradenames	5	-	5	9,150	9,150
Other	5	-	40	11,927	11,927
				365,221	379,502
Less: accumulated amortization:
Covenants-not-to-compete				192,296	186,430
Customer relationships				61,321	71,903
Tradenames				7,320	5,490
Other				4,830	4,238
				265,767	268,061

Amortizing intangibles, net				99,454	111,441

Non-amortizing intangibles:
Tradenames			Indefinite	263,880	245,984
Other			Indefinite	10,765	10,640
Non-amortizing intangibles				274,645	256,624

Intangible assets, net				$374,099	$368,065

As part of our annual recoverability testing process during 2017, we recognized $0.6 million of impairment on tradenames. Amortization expense for intangible assets was $27.7 million, $31.0 million, and $31.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the performance of a preneed contract, for the five years subsequent to December 31, 2017 (in thousands):

2018	$11,718
2019	9,100
2020	7,371
2021	6,613
2022	5,554
Total estimated amortization expense	$40,356

5.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating a bonus depreciation that will allow for full expensing on qualified property, and imposing limitation on deductibility of certain executive compensation.
The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, we re-measured our ending net deferred tax liabilities at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a provisional tax benefit of $168.4 million. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign E&P through the year ended December 31, 2017. We had an estimated $195.1 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $22.2 million of income tax expense, payable over eight years. As of December 31, 2017, foreign withholding taxes have not been provided on the undistributed E&P of our foreign subsidiaries as we intend to permanently reinvest these foreign earnings in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $10 million. We have calculated our best estimate of the impact of this provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing.
Beginning in 2018, the Tax Act includes a new U.S. tax base erosion provision designed to tax the global intangible low-taxed income (“GILTI”). The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We do not expect GILTI to be material in the future. We have not yet adopted an accounting policy for GILTI pursuant to the recent guidance under SAB 118.
In accordance with SAB 118, we have recognized the provisional tax impacts related to deemed repatriated earnings and the remeasurement of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act.
Income from continuing operations before income taxes for the years ended December 31 was composed of the following components:

	2017	2016	2015
	(In thousands)
United States	$347,680	$287,946	$331,622
Foreign	52,578	38,712	38,729
	$400,258	$326,658	$370,351

Income tax (benefit) provision for the years ended December 31 consisted of the following:

	2017	2016	2015
	(In thousands)
Current:
United States	$154,128	$113,629	$94,502
Foreign	12,187	12,084	9,270
State	4,934	16,150	13,207
Total current income taxes	171,249	141,863	116,979
Deferred:
United States	$(314,389)	$(19,496)	$15,918
Foreign	618	22,708	(878)
State	(4,067)	4,278	3,008
Total deferred income taxes	(317,838)	7,490	18,048
Total income taxes	$(146,589)	$149,353	$135,027
We made income tax payments of $170.2 million, $115.0 million, and $105.4 million in 2017, 2016, and 2015, respectively, and received refunds of $3.4 million, $2.4 million, and $1.9 million, respectively. The income tax payments for 2017 include $34.2 million settlement payments to the IRS.
The differences between the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31 were as follows:

	2017	2016	2015
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$140,090	$114,331	$129,623
State and local taxes, net of federal income tax benefits	8,216	13,279	10,542
Foreign jurisdiction differences	(6,782)	(2,557)	(5,183)
Permanent differences associated with divestitures	1,925	9,267	2,909
Changes in uncertain tax positions and audit settlements	(105,821)	5,669	4,046
Foreign valuation allowance, net of federal income tax benefits	1,186	15,850	—
Enactment of US Tax Reform	(146,160)	—	—
Excess tax benefit from share-based compensation	(18,521)	—	—
Other	(20,722)	(6,486)	(6,910)
(Benefit from) Provision for income taxes	$(146,589)	$149,353	$135,027
Total consolidated effective tax rate	(36.6)%	45.7%	36.5%
The lower effective tax rate for the twelve months ended December 31, 2017 was primarily due to the effects of the Tax Act discussed above, and the recent IRS audit settlement as well as the result of tax benefits recognized on the settlement of employee share-based awards from the adoption of new accounting guidance in the first quarter of 2017 (See Note 2 for further information). The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized, and non-deductible goodwill resulting from gains on divestitures.

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 consisted of the following:

	2017	2016
	(In thousands)
Inventories and cemetery property	$(222,431)	$(335,795)
Property and equipment	(109,631)	(149,450)
Intangibles	(194,159)	(294,251)
Other	(4,902)	(6,980)
Deferred tax liabilities	(531,123)	(786,476)
Loss and tax credit carryforwards	170,979	157,795
Deferred revenue on preneed funeral and cemetery contracts	155,679	223,174
Accrued liabilities	62,727	84,230
Deferred tax assets	389,385	465,199
Less: Valuation allowance	(141,154)	(132,500)
Net deferred income tax liability	$(282,892)	$(453,777)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet at December 31 as follows:

	2017	2016
	(In thousands)
Non-current deferred tax assets	$873	$861
Non-current deferred tax liabilities	(283,765)	(454,638)
Net deferred income tax liability	$(282,892)	$(453,777)
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2015 to December 31, 2017 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2014	$191,680
Additions to tax positions related to the current year	3,235
Reductions to tax positions related to prior years	(12,370)
Balance at December 31, 2015	$182,545
Reduction to tax positions related to prior years	(4,219)
Balance at December 31, 2016	$178,326
Reductions to tax positions as a result of audit settlement	(30,333)
Reductions to tax positions related to prior years	$(68,538)
Balance at December 31, 2017	$79,455
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $79.5 million, $161.8 million, and $157.2 million as of December 31, 2017, 2016, and 2015, respectively.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $11.1 million, $57.3 million, and $51.6 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2017, 2016, and 2015, respectively. We recorded a decrease of interest and penalties of $46.2 million, and an increase of $5.7 million, and $4.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits of $143.0 million, of which $102.5 million was recognized as an income tax benefit for the matters that were effectively settled with an increase in our taxes payable of $40.5 million. In June 2017, we made $34.2 million in settlement payments and associated interest to the IRS. Tax years subsequent to 2005 remain open to review and adjustment by the IRS. Moreover, various state jurisdictions are auditing years 2000 through 2016. It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months. However, since the years to which uncertain tax positions relate remain subject to review by the tax authorities, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.
Various subsidiaries have state and foreign loss carryforwards in the aggregate of $3.8 billion with expiration dates through 2032. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2018	$—	$108,312	$—	$108,312
2019	—	127,914	—	127,914
2020	—	176,591	—	176,591
2021	—	158,672	—	158,672
Thereafter	—	3,232,606	7,151	3,239,757
Total	$—	$3,804,095	$7,151	$3,811,246
In addition to the above loss carryforwards, we have $58.4 million of foreign losses that have an indefinite expiration.
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2017, we recorded a net $3.2 million increase in state valuation allowance, due primarily to the reduction of federal benefit related to the new lower federal tax rate, partially offset by state net operating loss expirations. We also recorded a $4.8 million increase in foreign valuation allowance, due primarily to the effects of the federal tax rate reduction. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2017, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$—	$150,031	$20,948	$170,979
Valuation allowance	$—	$104,637	$36,517	$141,154

6.    Debt
Debt as of December 31 was as follows:

	2017	2016
	(In thousands)
7.625% Senior Notes due October 2018	250,000	250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	—
Term Loan due December 2022	675,000	—
Term Loan due March 2021	—	673,750
Bank Credit Facility due March 2021	—	350,000
Obligations under capital leases	197,232	208,758
Mortgage notes and other debt, maturities through 2050	6,036	3,753
Unamortized premiums (discounts) and other, net	7,456	8,313
Unamortized debt issuance costs	(38,071)	(32,984)
Total debt	3,472,653	3,286,590
Less: Current maturities of long-term debt	(337,337)	(89,974)
Total long-term debt	$3,135,316	$3,196,616
Current maturities of debt at December 31, 2017 include amounts due within one year on publicly traded notes, our term loan, and capital leases.  The publicly traded notes are a $250.0 million 7.625% Senior notes due October 2018, which were redeemed on January 12, 2018.
Our consolidated debt had a weighted average interest rate of 4.73% and 4.68% at December 31, 2017 and 2016, respectively. Approximately 75% and 63% of our total debt had a fixed interest rate at December 31, 2017 and 2016, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2017 and thereafter, excluding unamortized premiums (discounts) and debt issuance costs (in thousands):

2018	$342,786
2019	64,665
2020	270,423
2021	216,731
2022	976,331
2023 and thereafter	1,632,332
Total debt maturities	$3,503,268
Bank Credit Facility
In December 2017, we entered into a new $1.7 billion bank credit agreement due December 2022 with a syndicate of banks. The $1.7 billion bank credit agreement comprises a $1.0 billion Bank Credit Facility and a $0.7 billion Term Loan, both due December 2022, including a sublimit of $100 million for letters of credit.
As of December 31, 2017, we have no outstanding borrowings under our Bank Credit Facility and have issued $33.3 million of letters of credit. The Bank Credit Facility provides us with flexibility, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2017, we are in compliance with all covenants. We pay a quarterly fee on the unused commitment, which was 0.25% at December 31, 2017. As of December 31, 2017, we have $966.7 million in borrowing capacity under the facility.

As of December 31, 2016, we had a $673.8 million Term Loan and $350 million Bank Credit Facility due March 2021 with a syndicate of financial institutions, including a sublimit of $100 million for letters of credit; which were replaced by the new bank credit agreement in December 2017.
Debt Issuances and Additions
During the year ended December 31, 2017, we borrowed $675.0 million on our Term Loan due December 2022, $562.5 million on our Bank Credit Facilities, and issued $550.0 million unsecured 4.625% Senior Notes Due December 2027 to make the 2017 debt payments described below, to fund acquisition activity, and for general corporate purposes. These transactions resulted in an additional $12.9 million of debt issuance costs.
Debt Extinguishments and Reductions
During the year ended December 31, 2017, we made debt payments of $1.6 billion for scheduled and early payments including:

•	$647.5 million in aggregate principal of our Term Loan due March 2021;

•	$470.0 million in aggregate principal of our Bank Credit Facility due March 2021;

•	$442.5 million in aggregate principal of our Bank Credit Facility due December 2022;

•	$26.3 million in aggregate principal of our Term Loan due March 2021 as a scheduled payment; and

•	$0.2 million in other debt.
During the year ended December 31, 2016, we made debt payments of $911.5 million for scheduled and early extinguishment payments including:

•	$310.0 million in aggregate principal of our Term Loan due to July 2018;

•	$295.0 million in aggregate principal of our 7.0% Senior Notes due 2017;

•	$280.0 million in aggregate principal of our Bank Credit Facility due July 2018; and

•	$26.3 million in aggregate principal of our Term Loan due March 2021.

•	$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $22.5 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2016.
Additional Debt Disclosures
At December 31, 2017 and 2016, we had deposits of $3.7 million and $4.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets in our Consolidated Balance Sheet.
We had assets of approximately $1.2 million and $1.4 million pledged as collateral for the mortgage notes and other debt at December 31, 2017 and 2016, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2017	$160,843
Payments in 2016	$156,950
Payments in 2015	$164,748
Expected cash interest payments for the five years subsequent to December 31, 2017 and thereafter are as follows (in thousands):

Payments in 2018	$160,076
Payments in 2019	144,948
Payments in 2020	143,879
Payments in 2021	133,972
Payments in 2022	92,235
Payments in 2023 and thereafter	264,398
Total expected cash interest payments	$939,508

Subsequent Events
In January 2018, we drew $175.0 million on our Bank Credit Facility due December 2022 to repay our $250.0 million 7.625% Senior notes due October 2018.

7.	Credit Risk and Fair Value of Financial Instruments
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
The fair value of our debt instruments at December 31 was as follows:

	2017	2016
	(In thousands)
7.625% Senior Notes due October 2018	$259,563	$272,353
4.5% Senior Notes due November 2020	199,590	205,000
8.0% Senior Notes due November 2021	175,313	175,500
5.375% Senior Notes due January 2022	436,178	444,614
5.375% Senior Notes due May 2024	892,118	884,000
4.625% Senior Notes due December 2027	558,250	—
7.5% Senior Notes due April 2027	238,004	231,590
Term Loan due March 2021	—	673,750
Bank Credit Facility due March 2021	—	350,000
Term Loan due December 2022	675,000	—
Mortgage notes and other debt, maturities through 2050	6,036	3,753
Total fair value of debt instruments	$3,440,052	$3,240,560
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

8.	Commitments and Contingencies
Leases
Our leases principally relate to funeral home facilities and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $30.5 million, $31.9 million, and $33.3 million for the years ended December 31,

2017, 2016, and 2015, respectively. As of December 31, 2017, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2018	$13,683	$58,678
2019	10,889	30,528
2020	9,461	36,344
2021	8,404	32,690
2022	7,739	11,044
2023 and thereafter	59,473	27,948
Total	$109,649	$197,232
Less: Interest on capital leases		(30,694)
Total principal payable on capital leases		$166,538
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2017, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2018	$1,796	$412	$5,230	$7,438
2019	1,257	367	4,822	6,446
2020	609	258	3,594	4,461
2021	307	217	2,554	3,078
2022	51	146	1,935	2,132
2023 and thereafter	—	255	3,977	4,232
Total	$4,020	$1,655	$22,112	$27,787
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2017 and 2016, we have self-insurance reserves of $78.2 million and $78.0 million, respectively.
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

Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of current and former non-exempt California employees of defendants during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration and the arbitrator has determined that the claims will proceed as a bilateral proceeding. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act. We cannot quantify our ultimate liability, if any, in this lawsuit.

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

Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016 on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under California Private Attorney General Act (“PAGA”) provisions on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed additional lawsuits alleging individual and PAGA claims similar to those alleged in the Horton case. The additional lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego. We cannot quantify our ultimate liability, if any, in the lawsuits.

Claims Regarding the Acquisition of Stewart Enterprises. We are involved in the following lawsuit.

Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary, Stewart Enterprises, and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have filed documents indicating that they are appealing the dismissal. We cannot quantify our ultimate liability, if any, for the payment of damages.

Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Allard and Schaefer lawsuits described below.

Linda Allard, on behalf of herself and all others similarly situated v. SCI Direct, Inc., Case No 16-1033; in the United States District Court, Middle District of Tennessee. This case was filed in June 2016 as a class action under the Telephone Consumer Protection Act (the Act). Plaintiff alleges she received telemarketing telephone calls that were made with a prerecorded voice or made by an automatic telephone dialing system in violation of the Act. Plaintiff seeks actual and statutory damages, as well as attorney’s fees and costs.  The parties reached a settlement of the lawsuit as reported in our Form 8-K filed on August 30, 2017. The settlement agreement is subject to court approval and notice to the class. The financial terms of the settlement call for SCI Direct to pay $15.0 million, of which $3.5 million will be paid by its insurer. As of December 31, 2017, the Company has met all obligations under the settlement agreement.

Caroline Bernstein, on behalf of herself and Marla Urofsky on behalf of Rhea Schwartz, and both on behalf of all others similarly situated v. SCI Pennsylvania Funeral Services, Inc. and Service Corporation International, Case No. 2:17-cv-04960-GAM; in the United States District Court Eastern District of Pennsylvania. This case was filed in November 2017 as a purported national or alternatively as a Pennsylvania class action regarding our Forest Hills/Shalom Memorial Park in Huntingdon Valley, Pennsylvania and our Roosevelt Memorial Park Cemetery in Trevose, Pennsylvania. Plaintiffs allege wrongful burial and sales practices. Plaintiffs seek compensatory, consequential and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. We cannot quantify our ultimate liability, if any, in this matter.
Unclaimed Property Audit. We are involved in the following matter.

We have received notices from third party auditors representing unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. We cannot quantify our ultimate liability, if any, in this matter.

The ultimate outcome of the matters described above cannot be determined at this time. We intend to vigorously defend all of the above matters; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

9.	Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2017 or 2016. At December 31, 2017 and 2016, 500,000,000 common shares of $1 par value were authorized. We had 191,935,647 and 195,403,644 shares issued and 186,614,747 and 189,405,244 outstanding at par at December 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income
Our components of Accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains and Losses	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2014	$59,414	$—	$59,414
Activity in 2015	(53,250)	—	(53,250)
Net unrealized losses associated with available-for-sale securities of the trusts, net of taxes	—	(85,140)	(85,140)
Reclassification of net unrealized losses activity attributable to the Deferred receipts held in trust and Care trusts’ corpus, net of taxes	—	85,140	85,140
Balance at December 31, 2015	$6,164	$—	$6,164
Activity in 2016	10,328	—	10,328
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes		120,573	120,573
Reclassification of net unrealized gains activity attributable to the Deferred receipts held in trust and Care trusts’ corpus, net of taxes	—	(120,573)	(120,573)
Balance at December 31, 2016	$16,492	$—	$16,492
Activity in 2017	25,451	—	25,451
Net unrealized gains associated with available-for-sale securities of the trusts, net of taxes	—	243,677	243,677
Reclassification of net unrealized gains activity attributable to the Deferred receipts held in trust and Care trusts’ corpus, net of taxes	—	(243,677)	(243,677)
Balance at December 31, 2017	$41,943	$—	$41,943
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2017, we repurchased 6,210,606 shares of common stock at an aggregate cost of $199.6 million, which is an average cost per share of $32.14. During 2016, we repurchased 8,811,847 shares of common stock at an aggregate cost of $227.9 million, which is an average cost per share of $25.87. During November 2016, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $168.6 million at December 31, 2017.
Subsequent to December 31, 2017, we repurchased 429,859 shares for $16.7 million at an average cost per share of $38.83. In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million.
Cash Dividends
On February 13, 2018 our Board of Directors approved a cash dividend of $0.17 per common share payable on March 30, 2018 to stockholders of record as of March 15, 2018.

10.	Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended and Restated Incentive Plan reserves 44,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other share based awards to officers and key employees. In May 2017, our shareholders approved the amended 2016 Equity Incentive Plan that reserves 13,404,404 shares of common stock for outstanding and future awards of stock options, restricted stock, and other awards to officers and key employees. On August 25, 2017, we issued 340,510 deferred common stock equivalents, or units, pursuant to provisions regarding our 2016 Equity Incentive Plan. The 63,894 remaining shares left available under grant from the Director Fee Plan were merged into the 2016 Equity Incentive Plan.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within ten years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2017 and 2016, 10,125,235 and 12,171,075 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

Assumptions	2017	2016	2015
Dividend yield	2.0%	2.0%	1.8%
Expected volatility	19.0%	19.7%	23.3%
Risk-free interest rate	1.6%	1.0%	1.3%
Expected holding period (years)	4.0	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation as included in our Consolidated Statement of Operations for the years ended December 31:

	2017	2016	2015
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$14,788	$14,056	$13,843
Income tax benefit related to share-based compensation included in net income	$5,416	$6,427	$5,068

Stock Options
The following table sets forth stock option activity for the year ended December 31, 2017:
(Shares reported in whole numbers)

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2016	10,775,136	$16.49
Granted	1,524,860	$29.25
Exercised	(2,759,309)	$12.18
Canceled	(20,388)	$24.59
Outstanding at December 31, 2017	9,520,299	$19.77
Exercisable at December 31, 2017	6,190,827	$16.64
The aggregate intrinsic value for stock options outstanding and exercisable was $167.1 million and $128.1 million, respectively, at December 31, 2017.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2017:
(Shares reported in whole numbers)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2017	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2017	Weighted- Average Exercise Price
$ 5.00 — 10.00	725,074	1.1	$9.09	725,074	$9.09
$10.01 — 15.00	938,630	2.1	$11.18	938,630	$11.18
$15.01 — 20.00	2,757,306	3.7	$16.56	2,757,306	$16.56
$20.01 — 25.00	3,580,379	5.6	$22.63	1,769,817	$22.75
$25.01 — 30.00	1,518,910	7.1	$29.25	—	$—
$ 5.00 — 30.00	9,520,299	4.6	$19.77	6,190,827	$16.64
Other information pertaining to stock option activity during the years ended December 31 is as follows:

	2017	2016	2015
Weighted average grant-date fair value of stock options granted	$3.90	$4.01	$3.79
Total fair value of stock options vested (in thousands)	$7,425	$7,690	$7,973
Total intrinsic value of stock options exercised (in thousands)	$56,946	$37,284	$52,513
For the years ended December 31, 2017, 2016, and 2015, cash received from the exercise of stock options was $33.6 million, $17.7 million, and $31.8 million, respectively. We recognized compensation expense of $6.9 million, $7.6 million, and $7.9 million related to stock options for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, the unrecognized compensation expense related to stock options of $7.1 million is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares
Restricted share award activity was as follows:
(Shares reported in whole numbers)

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2016	500,744	$21.48
Granted	208,933	$29.28
Vested	(265,733)	$20.56
Forfeited and other	(2,133)	$25.04
Nonvested restricted share awards at December 31, 2017	441,811	$25.70
The fair value of our restricted share awards, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2017, unrecognized compensation expense of $6.3 million related to restricted share awards is expected to be recognized over a weighted average period of 1.7 years. We recognized compensation expense of $5.6 million, $5.6 million, and $5.9 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to our restricted share awards. The weighted-average grant date fair value for nonvested restricted stock granted during the year 2017, 2016, and 2015 was $29.28, $22.28 and $23.00, respectively. The total fair market value of restricted share awards that vested during the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $5.7 million and $6.3 million, respectively. During the years 2017, 2016, and 2015 the aggregate intrinsic value of restricted share awards vested was $4.5 million, $3.2 million and $4.9 million, respectively.
Restricted share units activity was as follows:
(Shares reported in whole numbers)

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2016	123,510	$25.72
Granted	95,780	$27.94
Vested	(48,136)	$25.86
Forfeited and other	(4,124)	$27.01
Nonvested restricted share units at December 31, 2017	167,030	$26.92
At December 31, 2017, the unrecognized compensation expense related to restricted share units of $3.0 million to be recognized over a weighted average period of 1.7 years. We recognized compensation expense of $2.0 million and $0.8 million for the years ended December 31, 2017 and 2016 related to our restricted share units. The weighted-average grant date fair value for nonvested restricted share units granted during December 31, 2017 and 2016 was $27.94 and $25.72, respectively. The total fair market value of restricted share units that vested during the year ended December 31, 2017 and 2016 was $1.2 million and $50.2 thousand, respectively. During the years 2017 and 2016, the aggregate intrinsic value of restricted share units vested was $0.6 million and $5.2 thousand, respectively.

11.	Retirement Plans
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
We recognize pension related gains and losses in our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost for the years ended December 31 were as follows:

	2017	2016	2015
	(In thousands)
Interest cost on projected benefit obligation	$1,067	$1,179	$1,198
Recognized net actuarial losses (gains)	879	259	(1,327)
Total net periodic benefit cost	$1,946	$1,438	$(129)
The Plans’ funded status at December 31 was as follows:

	2017	2016
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$30,078	$32,305
Interest cost	1,067	1,179
Actuarial gain	879	259
Benefits paid	(3,343)	(3,665)
Benefit obligation at end of year	$28,681	$30,078
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,343	3,665
Benefits paid, including expenses	(3,343)	(3,665)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(28,681)	$(30,078)

Funding Summary:
Projected benefit obligations	$28,681	$30,078
Accumulated benefit obligation	$28,681	$30,078
Amounts Recognized in the Consolidated Balance Sheet:
Accounts payable and accrued liabilities	$(3,265)	$(3,448)
Accrued benefit costs - included in Other liabilities	(25,416)	(26,630)
Total accrued benefit liability	$(28,681)	$(30,078)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2017 and 2016 was $46.5 million and $47.5 million, respectively, and the cash surrender value was $36.4 million and $37.0 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	2017	2016	2015
Weighted-average discount rate used to determine obligations	3.41%	3.76%	3.86%
Weighted-average discount rate used to determine net periodic pension cost	3.86%	3.96%	2.47%
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
The following benefit payments are expected to be paid in future years related to our Plans (in thousands):

2018	$3,265
2019	3,192
2020	2,760
2021	2,447
2022	2,369
Years 2023 through 2027	9,379
Total expected benefit payments	$23,412
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2017, 2016, and 2015, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2017, 2016, and 2015 was $33.2 million, $32.5 million, and $30.8 million, respectively.

12.	Segment Reporting
Our operations are both product based and geographically based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include United States and Canada. We conduct both funeral and cemetery operations in the United States and Canada.

Our reportable segment information is as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2017
Revenue from external customers	$1,868,152	$1,226,879	$—	$3,095,031
Interest expense	$3,986	$401	$164,738	$169,125
Depreciation and amortization	$109,965	$32,815	$10,361	$153,141
Amortization of intangibles	$17,871	$9,696	$83	$27,650
Operating profit	$371,853	$350,336	$—	$722,189
Amortization of cemetery property	$—	$68,102	$—	$68,102
Capital expenditures	$83,241	$118,699	$12,561	$214,501
Total assets	$5,393,205	$6,946,351	$524,947	$12,864,503
2016
Revenue from external customers	$1,869,111	$1,162,026	$—	$3,031,137
Interest expense	$3,906	$105	$158,082	$162,093
Depreciation and amortization	$106,602	$31,081	$9,550	$147,233
Amortization of intangibles	$20,444	$10,438	$74	$30,956
Operating profit	$361,022	$315,412	$—	$676,434
Amortization of cemetery property	$—	$66,745	$—	$66,745
Capital expenditures	$68,666	$113,163	$11,617	$193,446
Total assets	$5,158,700	$6,481,761	$397,688	$12,038,149
2015
Revenue from external customers	$1,889,055	$1,096,986	$—	$2,986,041
Interest expense	$4,230	$450	$168,217	$172,897
Depreciation and amortization	$103,272	$29,448	$8,736	$141,456
Amortization of intangibles	$22,638	$8,746	$75	$31,459
Operating profit	$390,101	$284,488	$—	$674,589
Amortization of cemetery property	$—	$62,407	$—	$62,407
Capital expenditures	$53,422	$83,803	$13,761	$150,986
The following table reconciles operating profit from reportable segments shown above to our consolidated income from continuing operations before income taxes:

	2017	2016	2015
	(In thousands)
Operating profit from reportable segments	$722,189	$676,434	$674,589
General and administrative expenses	(154,423)	(137,730)	(130,813)
Gains (losses) on divestitures and impairment charges, net	7,015	(26,819)	6,522
Hurricane expense, net	(5,584)	—	—
Operating income	569,197	511,885	550,298
Interest expense	(169,125)	(162,093)	(172,897)
Losses on early extinguishment of debt, net	(274)	(22,503)	(6,918)
Other income (expense), net	460	(631)	(132)
Income from continuing operations before income taxes	$400,258	$326,658	$370,351

Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
2017
Revenue from external customers	$2,889,463	$205,568	$3,095,031
Interest expense	$168,956	$169	$169,125
Depreciation and amortization	$143,932	$9,209	$153,141
Amortization of intangibles	$27,092	$558	$27,650
Amortization of cemetery property	$61,307	$6,795	$68,102
Operating income	$500,919	$68,278	$569,197
Gains on divestitures and impairment charges, net	$61	$6,954	$7,015
Long-lived assets	$5,786,063	$286,135	$6,072,198
2016
Revenue from external customers	$2,848,876	$182,261	$3,031,137
Interest expense (income)	$162,341	$(248)	$162,093
Depreciation and amortization	$138,560	$8,673	$147,233
Amortization of intangibles	$30,427	$529	$30,956
Amortization of cemetery property	$61,449	$5,296	$66,745
Operating income	$460,387	$51,498	$511,885
(Losses) gains on divestitures and impairment charges, net	$(27,658)	$839	$(26,819)
Long-lived assets	$5,705,070	$266,053	$5,971,123
2015
Revenue from external customers	$2,805,407	$180,634	$2,986,041
Interest expense	$172,697	$200	$172,897
Depreciation and amortization	$132,393	$9,063	$141,456
Amortization of intangibles	$30,856	$603	$31,459
Amortization of cemetery property	$58,429	$3,978	$62,407
Operating income	$498,634	$51,664	$550,298
Gains on divestitures and impairment charges, net	$1,778	$4,744	$6,522

13.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents:
Cash	$260,281	$146,684
Commercial paper and temporary investments	69,758	48,302
	$330,039	$194,986
Receivables, net:
Notes receivable	$1,605	$1,259
Atneed funeral receivables, net of allowances of $1,845 and $1,881, respectively	44,536	46,917
Atneed cemetery receivables, net of allowances of $245 and $1,514, respectively	16,556	17,765
Other	27,607	32,514
	$90,304	$98,455
Other current assets:
Income tax receivable	$8,576	$3,609
Prepaid insurance	4,419	4,437
Restricted cash(1)	8,625	11,978
Other	13,955	14,500
	$35,575	$34,524
Cemetery property:
Undeveloped land	$1,181,920	$1,184,710
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	610,069	592,225
	$1,791,989	$1,776,935
Property and equipment:
Land	$605,735	$595,096
Buildings and improvements	1,996,123	1,879,553
Operating equipment	557,278	549,879
Leasehold improvements	34,607	33,900
Capital leases	254,260	234,411
	3,448,003	3,292,839
Less: Accumulated depreciation	(1,430,695)	(1,328,262)
Less: Accumulated amortization of capital leases	(144,264)	(136,990)
	$1,873,044	$1,827,587
Deferred charges and other assets:
Intangible assets, net	$374,099	$368,065
Restricted cash(1)	1,937	4,542
Deferred tax assets	873	861
Notes receivable, net of allowances of $10,946 and $11,334, respectively	9,624	9,598
Cash surrender value of insurance policies	139,494	119,819
Other	75,157	64,635
	$601,184	$567,520

	December 31,
	2017	2016
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$173,685	$155,802
Accrued benefits	95,233	88,392
Accrued interest	30,415	27,991
Accrued property taxes	10,541	12,883
Self-insurance reserves	78,227	77,993
Bank overdrafts	27,243	20,927
Other accrued liabilities	73,828	55,948
	$489,172	$439,936
Other liabilities:
Accrued benefit costs	$25,416	$26,630
Deferred compensation	120,782	105,013
Customer refund obligation reserve	51,767	52,068
Tax liability	111,000	235,625
Payable to perpetual care fund	83,015	77,148
Other	19,002	13,838
	$410,982	$510,322
(1) Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Revenue and Costs and Expenses
The detail of certain income statement accounts is as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Property and merchandise revenue:
Funeral	$619,804	$611,440	$608,266
Cemetery	968,828	912,778	849,250
Total property and merchandise revenue	1,588,632	1,524,218	1,457,516
Services revenue:
Funeral	1,129,510	1,126,703	1,146,205
Cemetery	227,155	218,825	217,240
Total services revenue	1,356,665	1,345,528	1,363,445
Other revenue	149,734	161,391	165,080
Total revenue	$3,095,031	$3,031,137	$2,986,041
Property and merchandise costs and expenses:
Funeral	$282,048	$287,414	$290,663
Cemetery	512,677	488,997	457,613
Total cost of property and merchandise	794,725	776,411	748,276
Services costs and expenses:
Funeral	621,102	627,156	624,310
Cemetery	108,102	106,534	105,038
Total cost of services	729,204	733,690	729,348
Overhead and other expenses	848,913	844,602	833,828
Total cost and expenses	$2,372,842	$2,354,703	$2,311,452

Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net change in capital expenditure accrual	$223	$(1,435)	$5,571
Options exercised by attestation	$—	$—	$122
Shares repurchased	$—	$—	$(122)
Non-cash acquisition of capital leases	$54,087	$41,609	$55,941

14.	Earnings Per Share
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
A reconciliation of the numerators and denominators of basic and diluted EPS for the three years ended December 31 is presented below:

	2017	2016	2015
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Income from continuing operations — basic	$546,663	$177,038	$234,162
After tax interest on convertible debt	52	43	50
Income from continuing operations — diluted	$546,715	$177,081	$234,212

Loss from discontinued operations, net of tax	$—	$—	$(390)

Net income — basic	$546,663	$177,038	$233,772
After tax interest on convertible debt	52	43	50
Net income — diluted	$546,715	$177,081	$233,822
Weighted average shares:
Weighted average shares — basic	187,630	193,086	200,356
Stock options	4,396	2,823	3,973
Restricted share units	99	12	—
Convertible debt	121	121	121
Weighted average shares — diluted	192,246	196,042	204,450
Amounts attributable to common stockholders:
Income from continuing operations per share:
Basic	$2.91	$0.92	$1.17
Diluted	$2.84	$0.90	$1.14
Net income per share:
Basic	$2.91	$0.92	$1.17
Diluted	$2.84	$0.90	$1.14
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total options not currently included in the computation of dilutive EPS are as follows (in shares):

	2017	2016	2015
	(In thousands)
Antidilutive options	911	982	3

15.	Acquisitions
We spent $76.2 million, $72.9 million, and $68.9 million for several smaller, tuck-in acquisitions for the three years ended December 31, 2017, 2016, and 2015, respectively. These amounts include the use of $26.2 million, $3.7 million, and $27.7 million in 1031 exchange funds for the three years ended December 31, 2017, 2016, and 2015, respectively.
Wilson Financial Group
During the three years ended December 31, 2017, we spent a total of $8.6 million ($4.6 million in 2017, $1.9 million in 2016, and $2.1 million in 2015) to acquire the remaining 46% of common stock of our consolidated subsidiary, Wilson Financial Group, Inc.

16.	Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following for the years ended December 31:

	2017	2016	2015
	(In thousands)
Gains on divestitures, net	$29,053	$7,829	$13,363
Impairment losses	(22,038)	(34,648)	(6,841)
Gains (losses) on divestitures and impairment charges, net	$7,015	$(26,819)	$6,522

During 2016, we incurred $31.2 million of impairment charges related to the divestiture of certain funeral homes in Los Angeles, California.

17.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2017 and 2016 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2017
Revenue	$777,710	$773,242	$731,346	$812,733
Costs and expenses	$(600,545)	$(589,797)	$(581,644)	$(600,856)
Operating profit	$177,165	$183,445	$149,702	$211,877
Operating income	$139,596	$143,608	$109,056	$176,937
Income from continuing operations before income taxes(1)	$98,526	$101,518	$66,578	$133,636
Benefit from (provision for) income taxes	$76,223	$(32,956)	$(10,437)	$113,759
Net income	$174,749	$68,562	$56,141	$247,395
Net (income) loss attributable to noncontrolling interests	$(47)	$(81)	$23	$(79)
Net income attributable to common stockholders	$174,702	$68,481	$56,164	$247,316
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.93	$0.37	$0.30	$1.32
Diluted — EPS	$0.91	$0.36	$0.29	$1.29
2016
Revenue	$749,219	$751,398	$721,467	$809,053
Costs and expenses	$(586,296)	$(589,409)	$(580,722)	$(598,276)
Operating profit	$162,923	$161,989	$140,745	$210,777
Operating income	$123,672	$94,498	$114,386	$179,329
Income from continuing operations before income taxes(1)	$79,767	$32,639	$74,963	$139,289
Benefit from (provision for) income taxes	$(32,313)	$(16,746)	$(27,422)	$(72,872)
Net income	$47,454	$15,893	$47,541	$66,417
Net (income) loss attributable to noncontrolling interests	$(9)	$(273)	$186	$(171)
Net income attributable to common stockholders	$47,445	$15,620	$47,727	$66,246
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.24	$0.08	$0.25	$0.35
Diluted — EPS	$0.24	$0.08	$0.24	$0.34

(1)	Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 16.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2017

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period

Current Provision:
Allowance For Doubtful Accounts:
Year Ended December 31, 2017	$3,395	$9,980	$(11,285)	$2,090
Year Ended December 31, 2016	$5,496	$10,776	$(12,877)	$3,395
Year Ended December 31, 2015	$8,546	$6,083	$(9,133)	$5,496
Due After One Year:
Allowance For Doubtful Accounts:
Year Ended December 31, 2017	$11,334	$—	$(388)	$10,946
Year Ended December 31, 2016	$11,334	$—	$—	$11,334
Year Ended December 31, 2015	$11,259	$—	$75	$11,334
Preneed Receivables, Net
Asset Allowance For Cancellation:
Year Ended December 31, 2017	$104,740	$1,105	$1,904	$107,749
Year Ended December 31, 2016	$105,773	$1,411	$(2,444)	$104,740
Year Ended December 31, 2015	$107,040	$5,016	$(6,283)	$105,773
Deferred Revenue
Revenue Allowance For Cancellation:
Year Ended December 31, 2017	$(116,913)	$—	$(1,186)	$(118,099)
Year Ended December 31, 2016	$(121,548)	$—	$4,635	$(116,913)
Year Ended December 31, 2015	$(125,030)	$—	$3,482	$(121,548)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2017	$132,500	$8,035	$619	$141,154
Year Ended December 31, 2016	$126,654	$6,336	$(490)	$132,500
Year Ended December 31, 2015	$134,201	$(5,988)	$(1,559)	$126,654

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
Effective as of February 14, 2018, the Company’s Board approved and amended certain provisions of the Bylaws to, among other things, (1) permit the Lead Director to call a special meeting of the Board and preside over Board meetings in the absence of the Board Chair, (2) remove the power of the President to (a) call a special meeting of the shareholders, the Directors or the executive committee of the Board, and to (b) preside over either of the shareholders or Director meetings, and (3) permit the chair of the nominating and corporate governance committee of the Board to preside over Board meetings in the absence of the Board Chair, Lead Director and the Chief Executive Officer. The foregoing description of the amended terms of the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by reference to, the amended Bylaws, which are filed herewith as Exhibit 3.4.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13 and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2018 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,520,299	$19.77	10,125,235
PART IV

Item 15.	Exhibits and Financial Statement Schedule
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
Agreement of Resignation, Appointment of Acceptance, dated December 12, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993. (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).

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
Employment Agreement, dated December 7, 2016, between OFTC, Inc. and R.L. Waltrip (including Non-Competition Agreement and Amendment to Employment Agreement, dated November 11, 1991, among the Company, R. L. Waltrip and Claire Waltrip). (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2016)

10.5	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016)
10.6	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2016)
10.7	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016)

10.8	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2016)

10.9	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016)
10.10	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan. (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.14	—
Amendment No. 1 to Service Corporation International Amended and Restated 2016 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2017).

10.15	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.16	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.17	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.18	—	First Amendment to the SCI 401 (k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.19	—	Second Amendment to the 401 (k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.20	—	Third Amendment to the 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.21	—	Fourth Amendment to the 401 (k) Retirement Savings Plan.
10.22	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.23	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.24	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.25	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017.
10.26	—	Form of Performance Unit Grant Award Agreement. (Incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2015).

10.27	—
Credit Agreement, dated December 6, 2017, between Service Corporation International and JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 1.2 to Form 8-K dated December 5, 2017.)

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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.26.
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments on a consolidated basis are not filed as exhibits to this report with respect to long-term debt under which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.
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
Dated: February 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ THOMAS L. RYAN*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 14, 2018
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 14, 2018
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2018
(Tammy R. Moore)

	/s/ R. L. WALTRIP*	Founder and Chairman Emeritus, Director	February 14, 2018
(R. L. Waltrip)

	/s/ ANTHONY L. COELHO*	Lead Director	February 14, 2018
(Anthony L. Coelho)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 14, 2018
(Alan R. Buckwalter, III)

	/s/ VICTOR L. LUND*	Director	February 14, 2018
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 14, 2018
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 14, 2018
(Clifton H. Morris, Jr.)

	/s/ ELLEN OCHOA*	Director	February 14, 2018
(Ellen Ochoa)

	/s/ W. BLAIR WALTRIP*	Director	February 14, 2018
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 14, 2018
(Marcus A. Watts)

	/s/ EDWARD E. WILLIAMS*	Director	February 14, 2018
(Edward E. Williams)

*By	/s/ GREGORY T. SANGALIS		February 14, 2018
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)