Form 10-Q
period 2018-03-31
SERVICE CORP INTERNATIONAL
filed 2018-04-26
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 24, 2018 was 183,343,868 (net of treasury shares).

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
Cemetery Property Revenue — Recognized sales of interment rights in cemetery property when the receivable is deemed collectible and the property is fully constructed and available for interment.
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
Preneed Cemetery Production — Sales of preneed or atneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed and the property has been constructed and is available for interment.
Preneed Funeral Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred revenue, net until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies will be reflected in revenue as these funerals are performed by us in the future.
Preneed Receivables, net — After adoption of "Revenue from Contracts with Customers" on January 1, 2018, represents amounts due from customers when we have delivered the merchandise, performed the service, or transferred control of the cemetery property interment rights prior to a death occurring or amounts due from customers on irrevocable preneed contracts. Prior to adoption, represents all amounts due from customers on preneed contracts.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Revenue	$794,482	$777,710
Costs and expenses	(598,720)	(600,471)
Operating profit	195,762	177,239
General and administrative expenses	(34,784)	(42,283)
Gains on divestitures and impairment charges, net	482	4,935
Hurricane recoveries, net	2,232	—
Operating income	163,692	139,891
Interest expense	(43,576)	(40,636)
Loss on early extinguishment of debt, net	(10,131)	—
Other income (expense), net	384	(729)
Income before income taxes	110,369	98,526
(Provision for) benefit from income taxes	(28,321)	76,223
Net income	82,048	174,749
Net income attributable to noncontrolling interests	(60)	(47)
Net income attributable to common stockholders	$81,988	$174,702
Basic earnings per share:
Net income attributable to common stockholders	$0.44	$0.93
Basic weighted average number of shares	185,130	188,260
Diluted earnings per share:
Net income attributable to common stockholders	$0.43	$0.91
Diluted weighted average number of shares	189,923	192,867
Dividends declared per share	$0.17	$0.13

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$82,048	$174,749
Other comprehensive income:
Foreign currency translation adjustments	(9,592)	3,164
Total comprehensive income	72,456	177,913
Total comprehensive income attributable to noncontrolling interests	(57)	(47)
Total comprehensive income attributable to common stockholders	$72,399	$177,866

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$219,507	$330,039
Receivables, net	77,080	90,304
Inventories	26,955	25,378
Other	27,463	35,575
Total current assets	351,005	481,296
Preneed receivables, net and trust investments	4,199,414	4,778,842
Cemetery property	1,794,070	1,791,989
Property and equipment, net	1,890,475	1,873,044
Goodwill	1,819,134	1,805,981
Deferred charges and other assets	877,690	601,184
Cemetery perpetual care trust investments	1,497,220	1,532,167
Total assets	$12,429,008	$12,864,503

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$469,159	$489,172
Current maturities of long-term debt	89,249	337,337
Income taxes payable	33,397	2,470
Total current liabilities	591,805	828,979
Long-term debt	3,316,695	3,135,316
Deferred revenue, net	1,337,045	1,789,776
Deferred tax liability	341,272	283,765
Other liabilities	403,877	410,982
Deferred receipts held in trust	3,431,781	3,475,430
Care trusts’ corpus	1,494,684	1,530,818
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 192,428,122 and 191,935,647 shares issued, respectively, and 184,011,668 and 186,614,747 shares outstanding, respectively	184,012	186,615
Capital in excess of par value	961,744	970,468
Retained earnings	333,864	210,364
Accumulated other comprehensive income	32,125	41,943
Total common stockholders’ equity	1,511,745	1,409,390
Noncontrolling interests	104	47
Total equity	1,511,849	1,409,437
Total liabilities and equity	$12,429,008	$12,864,503
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$82,048	$174,749
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	10,131	—
Depreciation and amortization	38,981	38,043
Amortization of intangibles	7,103	6,844
Amortization of cemetery property	12,825	13,881
Amortization of loan costs	1,518	1,433
Provision for doubtful accounts	2,158	2,484
Benefit from deferred income taxes	(1,692)	(149,585)
Gains on divestitures and impairment charges, net	(482)	(4,935)
Share-based compensation	3,699	3,633
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,587	10,959
Increase in other assets	(6,685)	(5,128)
Increase in payables and other liabilities	20,486	86,596
Effect of preneed sales production and maturities:
Decrease (increase) in preneed receivables, net and trust investments	9,742	(10,243)
Increase in deferred revenue, net	16,550	23,401
Increase (decrease) in deferred receipts held in trust	3,489	(4,019)
Net cash provided by operating activities	211,458	188,113
Cash flows from investing activities:
Capital expenditures	(46,241)	(40,150)
Acquisitions, net of cash acquired	(33,934)	(33,212)
Proceeds from divestitures and sales of property and equipment	6,452	20,235
Payments on Company-owned life insurance policies	(9,246)	(2,827)
Proceeds from Company-owned life insurance policies	2,810	906
Other	70	—
Net cash used in investing activities	(80,089)	(55,048)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	185,000	35,000
Scheduled payments of debt	(8,535)	(8,787)
Early payments of debt	(259,594)	—
Principal payments on capital leases	(7,646)	(21,055)
Proceeds from exercise of stock options	4,989	15,261
Purchase of Company common stock	(118,797)	(83,460)
Payments of dividends	(31,348)	(24,433)
Bank overdrafts and other	(7,574)	(2,096)
Net cash used in financing activities	(243,505)	(89,570)
Effect of foreign currency on cash, cash equivalents, and restricted cash	(1,145)	784
Net (decrease) increase in cash, cash equivalents, and restricted cash	(113,281)	44,279
Cash, cash equivalents, and restricted cash at beginning of period	340,601	211,506
Cash, cash equivalents, and restricted cash at end of period	$227,320	$255,785
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	$172,232
Comprehensive income	—	—	—	81,988	(9,589)	57	72,456
Dividends declared on common stock ($0.17 per share)	—	—	—	(31,348)	—	—	(31,348)
Employee share-based compensation earned	—	—	3,699	—	—	—	3,699
Stock option exercises	282	—	4,707	—	—	—	4,989
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(3,095)	(16,101)	(99,601)	—	—	(118,797)
Other	47	—	(866)	—	—	—	(819)
Balance at March 31, 2018	$192,428	$(8,416)	$961,744	$333,864	$32,125	$104	$1,511,849

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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International (SCI) and all subsidiaries in which we hold a controlling financial interest. Our financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows except as described below under "Accounting Standards Adopted in 2018".
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2017. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Funeral and Cemetery Operations
Revenue is recognized when control of the performance obligation is transferred to the customer. Our performance obligations include funeral and cemetery merchandise and services and cemetery property internment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers when construction is complete and the property is available for use by the customer. Once the property is constructed, the customer has obtained substantially all of the remaining benefits of the property. Sales taxes collected are recognized on a net basis in our condensed consolidated financial statements.
We sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until merchandise is delivered or the services are performed, generally at the time of need. Travel protection and certain memorialization merchandise sold on a preneed basis are delivered to the customer at the time of sale and are recognized at the time delivery occurs. For personalized marker merchandise, with the customer’s direction generally obtained at the time of sale, we may order, store, and transfer title to the customer. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in our cemetery. There is no general right of return for delivered items.
The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by either the amount we sell the performance obligation for on a stand-alone basis or our best estimate of the amount we would sell it for based on an adjusted market assessment approach that is consistent with our historical pricing practices.
Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Our preneed contracts may also have extended payment terms with associated financing charges. Pursuant to state or provincial law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. Fees charged by our wholly-owned registered investment advisor are also included in revenue in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed to us regularly, are recognized in current cemetery revenue, and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn. However, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the performance of a contract. Incremental direct selling costs are deferred and recognized when the associated performance obligation is fulfilled based on specific identification in the fulfillment of a contract. All other selling costs are expensed as incurred.
As of March 31, 2018, we had $274.7 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the three months ended March 31, 2018, we recognized $7.3 million from deferred incremental direct selling costs.
Insurance-funded preneed contracts
Not included in our Condensed Consolidated Balance Sheet are insurance-funded preneed contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$219,507	$330,039
Restricted cash(1):
Included in Other current assets	5,877	8,625
Included in Deferred charges and other assets	1,936	1,937
Total restricted cash	7,813	10,562
Total cash, cash equivalents, and restricted cash	$227,320	$340,601

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Accounting Standards Adopted in 2018
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers", which replaced existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.
We adopted the standard as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. As a result of the adoption, we recorded a $172.2 million increase to Retained earnings, which comprises a $268.0 million increase to Deferred charges and other assets partially offset by a $38.0 million increase to Deferred revenue, net and a $57.8 million increase to Deferred tax liability. Additionally, we reclassified $606.9 million of amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts from Preneed receivables, net and trust investments to Deferred revenue, net. As a result of this reclassification, we eliminated our previous cancellation reserve on these performance obligations. We made the enhanced revenue-related disclosures in Footnotes 2, 3, and 8 of this Form 10-Q.
The standard primarily impacts the manner in which we recognize a) certain nonrefundable up-front fees and b) incremental costs to acquire new preneed funeral trust contracts and preneed and atneed cemetery contracts (i.e., selling costs). The nonrefundable fees will be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental direct selling costs will be deferred and recognized by specific identification to the delivery of the underlying goods and services. Additionally, the amounts due from customers for unfulfilled performance obligations for cancelable preneed contracts are required to be presented with Deferred revenue, net, instead of as Preneed receivables, net and trust investments on our Condensed Consolidated Balance Sheet.
We will continue to expense costs to acquire new preneed funeral insurance contracts in the period incurred. The insurance contracts are not, and will not be, reflected in our Condensed Consolidated Balance Sheet because they do not represent assets or liabilities, as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us at the time of need.

The impact of adopting the new guidance on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 is as follows:

	As Reported	Effect of New Guidance	Without New Guidance
	(In thousands, except per share amounts)
Revenue	$794,482	$557	$795,039
Costs and expenses	(598,720)	(7,267)	(605,987)
Operating profit (loss)	195,762	(6,710)	189,052
General and administrative expenses	(34,784)	—	(34,784)
Gain on divestitures and impairment charges, net	482	—	482
Hurricane recoveries, net	2,232	—	2,232
Operating income (loss)	163,692	(6,710)	156,982
Interest expense	(43,576)	—	(43,576)
Loss on early extinguishment of debt, net	(10,131)	—	(10,131)
Other income, net	384	—	384
Income (loss) before income taxes	110,369	(6,710)	103,659
(Provision for) benefit from income taxes	(28,321)	1,724	(26,597)
Net income (loss)	82,048	(4,986)	77,062
Net income attributable to noncontrolling interests	(60)	—	(60)
Net income (loss) attributable to common stockholders	$81,988	$(4,986)	$77,002
Earnings per share (1)
Basic	$0.44	$(0.03)	$0.42
Diluted	$0.43	$(0.03)	$0.41

(1)	Net income per share is computed independently for each of the columns presented. Therefore, the sum of the first two columns' earnings per share may not equal the Without New Guidance column.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayment and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on Company-owned life insurance. We adopted the new guidance retrospectively on January 1, 2018. As a result, we have recast our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 as follows:

	As Previously Reported	Effect of New Guidance	As Recast
	(in thousands)
Net cash provided by operating activities	$188,383	$(270)	$188,113
Cash flows from investing activities:
Capital expenditures	(40,150)	—	(40,150)
Acquisitions	(19,327)	(13,885)	(33,212)
Proceeds from divestitures and sales of property and equipment	3,148	17,087	20,235
Payments on Company-owned life insurance policies	—	(2,827)	(2,827)
Proceeds from Company-owned life insurance policies	—	906	906
Net cash used in investing activities	(56,329)	1,281	(55,048)
Net cash used in financing activities	(89,570)	—	(89,570)
Effect of foreign currency on cash, cash equivalents, and restricted cash	784	—	784
Net increase in cash, cash equivalents, and restricted cash	43,268	1,011	44,279
Cash, cash equivalents, and restricted cash at beginning of period	194,986	16,520	211,506
Cash, cash equivalents, and restricted cash at end of period	$238,254	$17,531	255,785

Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the Condensed Consolidated Statement of Operations. We adopted the new guidance on January 1, 2018 and applied the practical expedient of reclassifying the amounts disclosed as "total net periodic benefit cost" in Note 11 to our December 31, 2017 Form 10-K from Operating income to Other income (expense), net. For the three months ended March 31, 2017 we reclassified $74 thousand and $221 thousand from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net.
Financial Instruments
In January 2016 and February 2018, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. For us, these changes in fair value will be offset by a corresponding change in the fair value of Deferred receipts held in trust or Care trusts' corpus. The amendment also changes the required disclosures associated with equity instruments as a result of the change in presentation. The new guidance was effective for us on January 1, 2018 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, or cash flows as of and for the three months ended March 31, 2018. We made the appropriate disclosure changes in Footnote 3 of this Form 10-Q.
Stock Compensation
In May 2017, the FASB amended "Stock Compensation" to clarify which changes in terms and conditions of share-based awards require accounting for as modifications. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted the new guidance on January 1, 2018 and adoption did not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
Leases
In February 2016 and January 2018, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for us on January 1, 2019. We are in the process of reviewing our existing leases, have selected a software solution, and are assessing process changes as a result of the new guidance. We are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
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

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Preneed funeral receivables(1)	$33,528	$336,925
Preneed cemetery receivables(1)	824,719	1,118,146
Preneed receivables from customers(1)	858,247	1,455,071
Unearned finance charge	(45,541)	(45,515)
Allowance for cancellation (1)	(46,136)	(107,749)
Preneed receivables, net	$766,570	$1,301,807

Trust investments, at market	$4,666,645	$4,749,548
Assets associated with businesses held for sale	(144)	(5,660)
Insurance-backed fixed income securities and other	263,563	265,314
Trust investments	4,930,064	5,009,202
Less: Cemetery perpetual care trust investments	(1,497,220)	(1,532,167)
Preneed trust investments	$3,432,844	$3,477,035

Preneed receivables, net and trust investments	$4,199,414	$4,778,842

(1)
Upon adoption of "Revenue from Contracts with Customers" on January 1, 2018, we reclassified amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts as a reduction in Deferred revenue, net. As a result of this reclassification, we eliminated the allowance for cancellation on these performance obligations.

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Deposits	$93,269	$84,487
Withdrawals	$106,769	$93,082
Purchases of securities	$599,651	$517,031
Sales of securities	$614,424	$487,925
Realized gains (1)	$58,306	$52,433
Realized losses (1)	$(12,296)	$(21,774)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at March 31, 2018 and December 31, 2017 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	March 31, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$47,338	$12	$(429)	$46,921
Canadian government	2	60,522	78	(1,379)	59,221
Corporate	2	12,402	269	(260)	12,411
Residential mortgage-backed	2	3,312	16	(61)	3,267
Asset-backed	2	305	11	(11)	305
Equity securities:
Preferred stock	2	7,120	363	(172)	7,311
Common stock:
United States	1	1,208,816	241,804	(46,846)	1,403,774
Canada	1	30,150	9,751	(1,503)	38,398
Other international	1	63,594	12,741	(3,280)	73,055
Mutual funds:
Equity	1	696,520	53,631	(9,364)	740,787
Fixed income	1	1,139,940	4,227	(32,959)	1,111,208
Other	3	5,441	3,107	(15)	8,533
Trust investments, at fair value		3,275,460	326,010	(96,279)	3,505,191
Commingled funds
Fixed income		417,729	41	(12,473)	405,297
Equity		223,207	10,312	(647)	232,872
Money market funds		294,039	—	—	294,039
Private equity		172,522	59,112	(2,388)	229,246
Trust investments, at net asset value		1,107,497	69,465	(15,508)	1,161,454
Trust investments, at market		$4,382,957	$395,475	$(111,787)	$4,666,645

	December 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,805	$14	$(117)	$48,702
Canadian government	2	81,500	160	(1,089)	80,571
Corporate	2	13,540	327	(170)	13,697
Residential mortgage-backed	2	3,279	16	(14)	3,281
Asset-backed	2	320	15	(10)	325
Equity securities:
Preferred stock	2	7,834	385	(139)	8,080
Common stock:
United States	1	1,161,015	266,822	(24,739)	1,403,098
Canada	1	30,762	12,545	(522)	42,785
Other international	1	63,510	13,174	(2,834)	73,850
Mutual funds:
Equity	1	613,934	59,100	(4,312)	668,722
Fixed income	1	1,230,196	11,897	(23,943)	1,218,150
Other	3	5,953	3,114	—	9,067
Trust investments, at fair value		3,260,648	367,569	(57,889)	3,570,328
Commingled funds
Fixed income		454,242	235	(5,860)	448,617
Equity		214,000	12,826	—	226,826
Money market funds		287,435	—	—	287,435
Private equity		166,860	51,631	(2,149)	216,342
Trust investments, at net asset value		1,122,537	64,692	(8,009)	1,179,220
Trust investments, at market		$4,383,185	$432,261	$(65,898)	$4,749,548
As of March 31, 2018, our unfunded commitment for our private equity and other investments was $112.8 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Fair value, beginning balance	$9,067	$8,667
Net unrealized (loss) gain included in Other income (expense), net(1)	(534)	16
Distributions and other	—	(73)
Fair value, ending balance	$8,533	$8,610

(1)
All net unrealized (losses) gains recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2018 to 2040. Maturities of fixed income securities (excluding mutual funds) at March 31, 2018 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$54,629
Due in one to five years	57,445
Due in five to ten years	9,680
Thereafter	371
$122,125
Recognized trust fund income (realized and unrealized) related to these trust investments was $44.9 million and $38.2 million for the three months ended March 31, 2018 and 2017, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of March 31, 2018 and December 31, 2017, respectively, are shown in the following tables:

	March 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$27,045	$(402)	$2,045	$(27)	$29,090	$(429)
Canadian government	16,545	(684)	9,999	(695)	26,544	(1,379)
Corporate	4,728	(80)	4,165	(180)	8,893	(260)
Residential mortgage-backed	2,868	(59)	150	(2)	3,018	(61)
Asset-backed	5	(1)	93	(10)	98	(11)
Total temporarily fixed income impaired securities	$51,191	$(1,226)	$16,452	$(914)	$67,643	$(2,140)

	December 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,014	$(115)	$106	$(2)	$29,120	$(117)
Canadian government	20,947	(639)	6,370	(450)	27,317	(1,089)
Corporate	2,423	(31)	4,453	(139)	6,876	(170)
Residential mortgage-backed	2,880	(12)	151	(2)	3,031	(14)
Asset-backed	—	—	74	(10)	74	(10)
Total temporarily impaired fixed income securities	$55,264	$(797)	$11,154	$(603)	$66,418	$(1,400)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Deferred revenue	$1,943,933	$1,789,776
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	(606,888)	—
Deferred revenue, net	$1,337,045	$1,789,776

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the three months ended March 31,:

2018
(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,265,206
Cumulative effect of accounting changes	37,991
Net preneed contract sales	244,091
Acquisitions (divestitures) of businesses, net	40,332
Net investment losses (1)	(46,918)
Recognized revenue from backlog (2)	(115,202)
Recognized revenue from current period sales	(105,256)
Change in amounts due on unfulfilled performance obligations	(606,888)
Change in cancellation reserve	61,987
Effect of foreign currency and other	(6,517)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$4,768,826
(1)Includes both realized and unrealized investment earnings.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was an expense of 25.7% and a benefit of 77.4% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the three months ended March 31, 2017 was primarily due to the effects of the IRS audit settlement and windfall tax benefits recognized on the settlement of employee share-based awards, partially offset by a higher corporate income tax rate, which was reduced from 35% to 21% as a result of the Tax Cuts and Jobs Act ("the Tax Act") enacted in December 2017. The higher effective tax rate for the three months ended March 31, 2018 was primarily a result of limitation on deductibility of certain executive compensation and repeal of the domestic manufacturing deduction. We continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017, and expect to complete our analysis within the measurement period.
Unrecognized Tax Benefits
As of March 31, 2018, the total amount of our unrecognized tax benefits was $79.5 million and the total amount of our accrued interest was $11.1 million.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. Tax years subsequent to 2005 remain open to review and adjustment by the IRS. In addition, we are under audit by various state jurisdictions for years 2000 through 2016. There are currently no federal or provincial audits in Canada. It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months as certain tax positions will be released as a result of Statutes closing. However, since the years to which uncertain tax positions relate remain subject to review by the tax authorities, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.

5. Debt
Debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	550,000
Term Loan due December 2022	666,563	675,000
Bank Credit Facility due December 2022	185,000	—
Obligations under capital leases	202,324	197,232
Mortgage notes and other debt, maturities through 2050	5,940	6,036
Unamortized premiums, net	7,236	7,456
Unamortized debt issuance costs	(36,119)	(38,071)
Total debt	3,405,944	3,472,653
Less: Current maturities of long-term debt	(89,249)	(337,337)
Total long-term debt	$3,316,695	$3,135,316
Current maturities of debt at March 31, 2018 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.90% and 4.73% at March 31, 2018 and December 31, 2017, respectively. Approximately 70% and 75% of our total debt had a fixed interest rate at March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, we paid $24.9 million and $20.0 million in cash interest, respectively.
Bank Credit Agreement
As of March 31, 2018, we have $185.0 million of outstanding borrowings under our Bank Credit Facility due December 2022; $667 million of outstanding borrowings under our Term Loan due December 2022; and issued $33 million of letters of credit. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2018, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.25% at March 31, 2018. As of March 31, 2018, we have $781.7 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
In January 2018, we drew $175.0 million on our Bank Credit Facility to fund the redemption of our 7.625% Senior notes due October 2018.
In March 2018, we drew $10.0 million on our Bank Credit Facility to make required payments on our Term Loan due December 2022.
In January 2017, we drew $25.0 million and in March 2017 we drew $10.0 million on our Bank Credit Facility due March 2021 to make required payments on our Term Loan due March 2021 and for general corporate purposes.
Debt Extinguishments and Reductions
During the three months ended March 31, 2018, we made aggregate debt payments of $268.1 million for scheduled and early extinguishment payments including:
•$250 million in aggregate principal of our 7.625% Senior Notes due October 2018;
•$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;
•$8.4 million in aggregate principal of our Term Loan due December 2022; and
•$0.1 million in other debt.

Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt in our unaudited Condensed Consolidated Statement of Operations.
During the three months end March 31, 2017, we made aggregate principal payments of $8.8 million for scheduled payments toward our previous Term Loan due March 2021.
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
The fair value of our debt instruments at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$259,563
4.5% Senior Notes due November 2020	201,500	199,590
8.0% Senior Notes due November 2021	173,340	175,313
5.375% Senior Notes due January 2022	433,373	436,178
5.375% Senior Notes due May 2024	882,181	892,118
4.625% Senior Notes due December 2027	531,449	558,250
7.5% Senior Notes due April 2027	229,000	238,004
Term Loan due December 2022	666,563	675,000
Bank Credit Facility due December 2022	185,000	—
Mortgage notes and other debt, maturities through 2050	5,941	6,036
Total fair value of debt instruments	$3,308,347	$3,440,052
The fair value of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement, and the mortgage notes and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments has been estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2018, we repurchased 3,095,554 shares of common stock at an aggregate cost of $118.8 million, which is an average cost per share of $38.38. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $351.4 million at March 31, 2018.
Subsequent to March 31, 2018, we repurchased 667,800 shares of common stock at an aggregate cost of $25.5 million, which is an average cost per share of $38.12. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $325.9 million.

8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended
	March 31,
	2018	2017(1)
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$274,406	$271,833
Matured preneed revenue	165,306	151,797
Core funeral revenue	439,712	423,630
Non-funeral home revenue	13,793	12,274
Recognized preneed revenue	32,460	32,056
Other revenue	28,400	30,804
Total funeral revenue	514,365	498,764
Cemetery revenue:
Atneed revenue	83,044	81,574
Recognized preneed property revenue	108,940	114,025
Recognized preneed merchandise and services revenue	68,363	63,866
Core revenue	260,347	259,465
Other revenue	19,770	19,481
Total cemetery revenue	280,117	278,946
Total revenue from customers	$794,482	$777,710
Operating profit:
Funeral operating profit	$120,455	$112,607
Cemetery operating profit	75,307	64,632
Operating profit from reportable segments	195,762	177,239
General and administrative expenses	(34,784)	(42,283)
Gains on divestitures and impairment charges, net	482	4,935
Hurricane recoveries, net	2,232	—
Operating income	163,692	139,891
Interest expense	(43,576)	(40,636)
Loss on early extinguishment of debt, net	(10,131)	—
Other income (expense), net	384	(729)
Income before income taxes	$110,369	$98,526
(1) The results for the three months ended March 31, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended March 31,
Revenue from external customers:
2018	$744,113	$50,369	$794,482
2017	$727,240	$50,470	$777,710

9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2018 and December 31, 2017, we have self-insurance reserves of $75.4 million and $78.2 million, respectively.
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
Linda Allard, on behalf of herself and all others similarly situated v. SCI Direct, Inc., Case No 16-1033; in the United States District Court, Middle District of Tennessee. This case was filed in June 2016 as a class action under the Telephone Consumer Protection Act (the Act). Plaintiff alleged she received telemarketing telephone calls that were made with a prerecorded voice or made by an automatic telephone dialing system in violation of the Act. Plaintiff sought actual and statutory damages, as well as attorney’s fees and costs. The parties reached a settlement of the lawsuit as reported in our Form 8-K filed on August 30, 2017. The settlement agreement has been approved by the Court and is final. The financial terms of the settlement called for SCI Direct to pay $15.0 million, of which $3.5 million was paid by its insurer.
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
We received notices from a third party auditor representing unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. We cannot quantify our ultimate liability, if any, in this matter.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$81,988	$174,702
After tax interest on convertible debt	15	12
Net income — diluted	$82,003	$174,714
Weighted average shares (denominator):
Weighted average shares — basic	185,130	188,260
Stock options	4,522	4,425
Restricted stock units	150	61
Convertible debt	121	121
Weighted average shares — diluted	189,923	192,867
Net income per share:
Basic	$0.44	$0.93
Diluted	$0.43	$0.91
The computation of diluted EPS excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Antidilutive options	577	898
11. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Gains on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gains on divestitures, net	$1,276	$16,751
Impairment losses	(794)	(11,816)
Gains on divestitures and impairment charges, net	$482	$4,935

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2018, we operated 1,480 funeral service locations and 472 cemeteries (including 280 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $10.8 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2018. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $211.5 million in the first three months of 2018. We have $781.7 million in borrowing capacity under our bank credit facility.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2018, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2018 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.70
Interest coverage ratio	3.00 (Min)	5.24
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
Pay a dividend. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.17 per common share in 2018. We target a payout ratio of 30% to 40% and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the three months ended March 31, 2018, we repurchased 3,095,554 shares of common stock at an aggregate cost of $118.8 million, which is an average cost per share of $38.38. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $351.4 million at March 31, 2018. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Subsequent to March 31, 2018, we repurchased 667,800 shares of common stock at an aggregate cost of $25.5 million, which is an average cost per share of $38.12. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $325.9 million.
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
Operating Activities
Net cash provided by operating activities increased $23.4 million to $211.5 million in the first three months of 2018, compared to $188.1 million in the first three months of 2017. The current period includes a $5.6 million tax refund related to the March 2017 settlement of audits for tax years 1999-2005 (see Part I, Item 1. Financial Statements, Note 4 for more information). Excluding this benefit, cash flow from operations increased $17.8 million from the prior year. The 2018 increase comprises:

•	a $25.6 million increase in cash receipts from customers,

•	a $10.8 million increase in net trust withdrawals,

•	a $2.1 million increase in General Agency (GA) and other receipts,

•	a $0.8 million increase in insurance proceeds, and

•	a $15.9 million decrease in cash tax payments as a result of the timing of federal tax payments in 2018 versus 2017 (excluding the refund noted above), partially offset by

•	a $27.1 million increase in vendor and other payments,

•	a $5.4 million increase in employee compensation paid, and

•	a $4.9 million increase in cash interest paid.
Investing Activities
Cash flows from investing activities used $80.1 million in the first three months of 2018 compared to using $55.0 million in the same period of 2017. The $25.1 million increase from 2018 over 2017 is primarily due to the following:
•a $13.8 million decrease in cash receipts from divestitures and asset sales,
•a $6.1 million increase in capital expenditures primarily due to improvements at existing funeral homes,
•a $4.5 million increase in payments on Company-owned life insurance policies, net of proceeds, and
•a $0.7 million increase in cash spent on acquisitions.
Financing Activities
Financing activities used $243.5 million in the first three months of 2018 compared to using $89.6 million in the same period of 2017. The $153.9 million increase from 2018 over 2017 is primarily due to:
•a $95.9 million increase in payments of debt, net of proceeds from the issuance of debt,
•a $35.3 million increase in purchase of Company common stock,
•a $6.9 million increase in payments of dividends, and
•a $10.3 million decrease in proceeds from exercises of stock options.

Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations underlying these surety bonds are recorded on the unaudited Condensed Consolidated Balance Sheet as Deferred revenue, net. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	March 31, 2018	December 31, 2017
	(In millions)
Preneed funeral	$109.3	$109.8
Preneed cemetery:
Merchandise and services	136.5	132.2
Pre-construction	14.9	11.9
Bonds supporting preneed obligations	260.7	253.9
Bonds supporting preneed business permits	4.6	4.5
Other bonds	18.2	18.0
Total surety bonds outstanding	$283.5	$276.4
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2018 and 2017, we had $5.9 million and $6.0 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be deposited into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Alternatively, we may sell a life insurance or annuity policy from third-party insurance companies.
Insurance-Funded Preneed Contracts: Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
The table below details the results of insurance-funded preneed production and maturities for the three months ended March 31, 2018 and 2017, and the number of contracts associated with those transactions.

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Preneed insurance-funded:
Sales production (1)	$126.6	$128.3
Sales production (number of contracts) (1)	21,589	21,029
General agency revenue	$31.5	$31.8
Maturities	$96.4	$91.3
Maturities (number of contracts)	16,231	15,476

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
 Trust-Funded Preneed Contracts: The funds collected from customers and required by state or provincial law are deposited into trusts. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs. Although this represents cash flow to us, the associated revenues are deferred until the merchandise is delivered or services are performed (typically at death). The funds in trust are then invested by professional money managers with oversight by independent trustees in accordance with state and provincial laws.
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$92.7	$83.4
Sales production (number of contracts)	25,873	25,690
Maturities	$77.1	$67.6
Maturities (number of contracts)	19,661	18,186
Cemetery:
Sales production:
Preneed	$201.5	$207.7
Atneed	85.1	83.7
Total sales production	$286.6	$291.4
Sales production deferred to backlog:
Preneed	$97.2	$88.1
Atneed	63.3	60.4
Total sales production deferred to backlog	$160.5	$148.5
Revenue recognized from backlog:
Preneed	$57.0	$55.0
Atneed	60.9	57.3
Total revenue recognized from backlog	$117.9	$112.3

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2018 and December 31, 2017. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2018 and December 31, 2017. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

The table also reflects our preneed receivables and trust investments associated with the backlog of deferred preneed contract revenue including the amounts due from customers for undelivered performance obligations on cancelable preneed contracts. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of preneed sales, as well as the amount of funds associated with this revenue. Because the future revenue exceeds the assets, future revenue will exceed the cash distributions actually received from the associated trusts and future collections from the customer.

	March 31, 2018		December 31, 2017
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.34	$1.34	$1.79	$1.79
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.60	0.60	—	—
Deferred receipts held in trust	3.43	3.19	3.48	3.18
Allowance for cancellation	(0.27)	(0.25)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.10	$4.88	$5.00	$4.72
Backlog of insurance-funded deferred revenue(2)	5.71	5.71	5.66	5.66
Total backlog of deferred revenue	$10.81	$10.59	$10.66	$10.38
Preneed receivables, net and trust investments	$4.20	$3.96	$4.78	$4.48
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.60	0.60	—	—
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.53	$4.31	$4.51	$4.23
Insurance policies associated with insurance-funded deferred revenue(2)	5.71	5.71	5.66	5.66
Total assets associated with backlog of preneed deferred revenue	$10.24	$10.02	$10.17	$9.89

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts was included in Preneed receivables, net and trust investments.

(2)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2018, the difference between the backlog and asset fair value amounts totaled $0.57 billion, consisting of $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.11 billion collected from customers that were not required to be deposited into trust, and $0.21 billion in allowable cash distributions from trust assets. As of March 31, 2018, the fair value of the total backlog comprised $2.86 billion related to cemetery contracts and $7.95 billion related to funeral contracts. As of March 31, 2018, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.59 billion related to cemetery contracts and $1.94 billion related to funeral contracts.
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. Currently, the asset allocation is split approximately evenly between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of March 31, 2018, approximately 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs
Investment Structures
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

Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2018, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the three months ended March 31, 2018, the Standard and Poor’s 500 Index decreased 0.8% and the Barclay’s Aggregate Index decreased 1.5%, while the combined SCI trusts had no significant change.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2018 and 2017
Management Summary
In the three months ended March 31, 2018, we reported net income attributable to common stockholders of $82.0 million ($0.43 per diluted share) compared to net income attributable to common stockholders for the same period in 2017 of $174.7 million ($0.91 per diluted share). These results were affected by the following items:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Pre-tax (losses) gains from divestitures and impairment charges, net	$0.5	$4.9
Pre-tax losses from the early extinguishment of debt, net	$(10.1)	$—
Pre-tax pension termination obligation	$—	$(11.6)
Tax benefit from above items	$1.5	$2.4
Change in certain tax reserves and other	$1.2	$106.0
In addition to the above items, the increase in diluted earnings per share excluding special items was primarily driven by strong funeral and cemetery results, the impact of new accounting standards and selling processes, a lower effective tax rate, a lower share count, partially offset by higher interest expense.

Funeral Results

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$514.4	$498.8
Less: Revenue associated with acquisitions/new construction	6.6	1.5
Less: Revenue associated with divestitures	0.5	3.6
Comparable[1] funeral revenue	507.3	493.7
Less: Comparable recognized preneed revenue	32.4	32.1
Less: Comparable general agency and other revenue	28.1	30.5
Adjusted comparable funeral revenue	$446.8	$431.1
Comparable services performed	84,910	81,918
Comparable average revenue per service[2]	$5,262	$5,263

Consolidated funeral operating profit	$120.5	$112.6
Less: Operating profit associated with acquisitions/new construction	1.0	0.8
Less: Operating loss associated with divestitures	(0.6)	(1.5)
Comparable funeral operating profit	$120.1	$113.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending March 31, 2018.

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

Funeral Revenue
Consolidated revenue from funeral operations was $514.4 million for the three months ended March 31, 2018 compared to $498.8 million for the same period in 2017. This increase is primarily attributable to a $13.6 million increase in comparable revenue as described below and $5.1 million in revenue contributed by acquired and newly constructed properties, partially offset by the loss of $3.1 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $507.3 million for the three months ended March 31, 2018 compared to $493.7 million for the same period in 2017. The $13.6 million increase was primarily due to a 3.7% increase in comparable services performed. The increase in services performed comprises a 3.3% increase in services performed by our funeral homes and a 6.0% increase in cremation services performed by our non-funeral home channel.
Average revenue per service was relatively flat as a slight increase in the organic sales average was offset by a 120 basis point increase in the core cremation mix. Our total comparable cremation rate increased to 54.4% in the first three months of 2018 from 53.2% in 2017 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $7.9 million, or 7.0%, in the first three months of 2018 compared to the same period in 2017. This increase is primarily attributable to an increase in comparable funeral operating profit of $6.8 million, or 6.0%. Comparable funeral operating profit increased $6.8 million to $120.1 million and the operating margin percentage increased 80 basis points to 23.7%, which is primarily due to the increased revenue from funeral services performed resulting from the stronger flu season, which carries a high incremental profit percentage. This was slightly offset by increased labor and marketing costs.

Cemetery Results

	Three Months Ended March 31,
	2018	2017
	(In millions)
Consolidated cemetery revenue	$280.1	$278.9
Less: Revenue associated with acquisitions/new construction	1.7	0.6
Less: Revenue associated with divestitures	0.1	0.4
Comparable[1] cemetery revenue	$278.3	$277.9

Consolidated cemetery operating profit	$75.3	$64.6
Less: Operating profit associated with acquisitions/new construction	0.5	0.1
Less: Operating loss associated with divestitures	(0.1)	—
Comparable cemetery operating profit	$74.9	$64.5

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending March 31, 2018.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $1.2 million, or 0.4%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily attributable to $1.1 million in revenue contributed by acquired properties and the $0.4 million increase in comparable revenue, partially offset by the loss of $0.3 million in properties that have been subsequently divested. Total comparable cemetery revenue was relatively flat when compared with the first quarter of 2017, as a reduction in both atneed and preneed cemetery property revenue related to property sales production was offset by increases in both atneed and recognized preneed merchandise and service revenues. The merchandise and service related revenue increase was driven by higher service volume from the strong flu season as well as trust fund income associated with recognized preneed merchandise and service revenues.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $10.7 million, or 16.6%, in the three months ended March 31, 2018 compared to the same period in 2017. This increase is primarily the result of a $10.4 million increase in comparable operating profit. Comparable cemetery operating profit increased $10.4 million to $74.9 million and the operating margin percentage increased 370 basis points to 26.9%. The increase was partially due to a $5 million net benefit of deferring selling compensation under the new revenue recognition accounting standard. The additional $5 million of increased profit was due to a change in revenue mix from property revenue towards merchandise and service revenue which typically carries a higher margin percentage due to reduced selling costs, lower variable cost for services and the inclusion of trust fund income. The margins were also positively impacted by lower variable and fixed costs during the quarter.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $7.5 million to $34.8 million in the three months ended March 31, 2018 compared to $42.3 million in the same period of 2017. The prior year period includes $11.6 million related to a pension termination charge. Excluding these costs, general and administrative expenses increased $4.1 million primarily related to higher workers compensation and auto related insurance claims, increased legal and accounting costs resulting from the implementation of new accounting standards, and a pension termination expense.
Gains on Divestitures and Impairment Charges, Net
Gains on divestitures and impairment charges, net, declined $4.5 million in the three months ended March 31, 2018 compared to the same period of 2017 associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Hurricane Recoveries, Net
Hurricane recoveries, net, reflects $2.3 million in damages incurred through March 31, 2018 at various locations caused by the 2017 hurricanes, offset by $4.5 million of insurance proceeds recognized through March 31, 2018.
Loss on Early Extinguishment of Debt
We incurred a $10.1 million loss on early extinguishment of debt in the first three months of 2018 to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2018 notes.

Interest Expense
Interest expense increased $2.9 million to $43.6 million in the three months ended March 31, 2018 as we were impacted by increased interest rates and higher balances on our floating rate debt as we continued to maintain our leverage ratio.
(Provision for) Benefit From Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was an expense of 25.7% and a benefit of 77.4% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the three months ended March 31, 2017 was primarily due to the effects of the IRS audit settlement and windfall tax benefits recognized on the settlement of employee share-based awards, partially offset by a higher corporate income tax rate, which was reduced from 35% to 21% as a result of the Tax Act enacted in December 2017. The higher effective tax rate for the three months ended March 31, 2018 was primarily a result of limitation on deductibility of certain executive compensation and repeal of the domestic manufacturing deduction. We continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017, and expect to complete our analysis within the measurement period.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 189.9 million in the three months ended March 31, 2018, compared to 192.9 million in the same period in 2017. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2017, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in securities, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral and cemetery industry is competitive.

•	Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.

•	The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets decline, our cash flows and revenue may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and/or profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

•
We use a combination of insurance, self-insurance, and large deductibles in managing our exposure to certain inherent risks, therefore, we could be exposed to unexpected costs that could negatively affect our financial performance.

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

•	A failure of key information technology systems or processes could disrupt and adversely affect our business.

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

•	The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and our financial results.

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2017 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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
Marketable Equity and Debt Securities — Price Risk

In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2018 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, the company implemented new controls as part of the efforts to adopt the new revenue recognition standard (ASC Topic 606). In particular, new controls related to monitoring the adoption process and gathering information and evaluating the analysis used in the development of disclosures required. The company evaluated the design of these new controls before adoption during the quarter ended March 31, 2018.
As the implementation process continues, the company will continue to evaluate the need for additional internal controls over financial reporting. However, there were no additional changes in our internal control over financial reporting during the month ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchases during the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program (1)
January 1, 2018 - January 31, 2018	1,227,831	$38.44	1,227,831	$121,380,433
February 1, 2018 - February 28, 2018	1,029,682	$38.28	1,029,682	$382,762,278
March 1, 2018 - March 31, 2018	838,041	$38.41	817,435	$351,360,829
	3,095,554		3,074,948

(1) In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits

12.1	—	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2018 and 2017.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2018		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)