Form 10-Q
period 2018-06-30
SERVICE CORP INTERNATIONAL
filed 2018-07-31
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 30, 2018 was 180,359,265 (net of treasury shares).

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
Cemetery Property Interment Rights-The exclusive right to determine the human remains that will be interred in a specific cemetery property space. See also Cemetery Property Revenue below.
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
Preneed Cemetery Production — Sales of preneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed and the property has been constructed and is available for interment.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue	$796,092	$773,242	$1,590,574	$1,550,952
Costs and expenses	(607,965)	(589,724)	(1,206,685)	(1,190,195)
Operating profit	188,127	183,518	383,889	360,757
General and administrative expenses	(31,136)	(40,369)	(65,920)	(82,652)
Gains on divestitures and impairment charges, net	6,865	753	7,347	5,688
Hurricane (expenses) recoveries, net	(1,902)	—	330	—
Operating income	161,954	143,902	325,646	283,793
Interest expense	(44,519)	(42,083)	(88,095)	(82,719)
Loss on early extinguishment of debt, net	—	—	(10,131)	—
Other income (expense), net	1,880	(301)	2,264	(1,030)
Income before income taxes	119,315	101,518	229,684	200,044
(Provision for) benefit from income taxes	(16,034)	(32,956)	(44,355)	43,267
Net income	103,281	68,562	185,329	243,311
Net income attributable to noncontrolling interests	(42)	(81)	(102)	(128)
Net income attributable to common stockholders	$103,239	$68,481	$185,227	$243,183
Basic earnings per share:
Net income attributable to common stockholders	$0.57	$0.37	$1.01	$1.29
Basic weighted average number of shares	182,637	187,597	183,877	187,927
Diluted earnings per share:
Net income attributable to common stockholders	$0.55	$0.36	$0.98	$1.26
Diluted weighted average number of shares	187,188	192,138	188,547	192,511
Dividends declared per share	$0.17	$0.15	$0.34	$0.28

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$103,281	$68,562	$185,329	$243,311
Other comprehensive income:
Foreign currency translation adjustments	(5,909)	10,441	(15,501)	13,605
Total comprehensive income	97,372	79,003	169,828	256,916
Total comprehensive income attributable to noncontrolling interests	(41)	(88)	(98)	(135)
Total comprehensive income attributable to common stockholders	$97,331	$78,915	$169,730	$256,781

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$164,460	$330,039
Receivables, net	92,494	90,304
Inventories	26,095	25,378
Other	25,894	35,575
Total current assets	308,943	481,296
Preneed receivables, net and trust investments	4,454,346	4,778,842
Cemetery property	1,826,448	1,791,989
Property and equipment, net	1,915,408	1,873,044
Goodwill	1,850,972	1,805,981
Deferred charges and other assets	941,261	601,184
Cemetery perpetual care trust investments	1,562,659	1,532,167
Total assets	$12,860,037	$12,864,503

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$443,153	$489,172
Current maturities of long-term debt	95,623	337,337
Income taxes payable	15,107	2,470
Total current liabilities	553,883	828,979
Long-term debt	3,493,669	3,135,316
Deferred revenue, net	1,426,757	1,789,776
Deferred tax liability	367,036	283,765
Other liabilities	390,574	410,982
Deferred receipts held in trust	3,594,222	3,475,430
Care trusts’ corpus	1,557,499	1,530,818
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 192,625,361 and 191,935,647 shares issued, respectively, and 181,237,989 and 186,614,747 shares outstanding, respectively	181,238	186,615
Capital in excess of par value	954,128	970,468
Retained earnings	314,669	210,364
Accumulated other comprehensive income	26,217	41,943
Total common stockholders’ equity	1,476,252	1,409,390
Noncontrolling interests	145	47
Total equity	1,476,397	1,409,437
Total liabilities and equity	$12,860,037	$12,864,503
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$185,329	$243,311
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	10,131	—
Depreciation and amortization	78,069	75,455
Amortization of intangibles	13,645	14,051
Amortization of cemetery property	29,813	30,596
Amortization of loan costs	3,017	2,881
Provision for doubtful accounts	4,494	4,544
Provision for (benefit from) deferred income taxes	22,011	(153,112)
Gains on divestitures and impairment charges, net	(7,347)	(5,688)
Gain on sale of investments	(2,636)	—
Share-based compensation	7,544	7,645
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	965	20,441
Increase in other assets	(10,635)	(7,815)
(Decrease) increase in payables and other liabilities	(37,817)	14,815
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(23,494)	(64,860)
Increase in deferred revenue, net	56,342	36,345
(Decrease) increase in deferred receipts held in trust	(14,055)	3,880
Net cash provided by operating activities	315,376	222,489
Cash flows from investing activities:
Capital expenditures	(102,890)	(85,324)
Acquisitions, net of cash acquired	(167,622)	(46,373)
Proceeds from divestitures and sales of property and equipment	18,305	25,329
Proceeds from sale of investments	2,900	—
Payments for Company-owned life insurance policies	(11,733)	(3,180)
Proceeds from Company-owned life insurance policies	2,810	2,591
Purchase of land and other	(14,525)	175
Net cash used in investing activities	(272,755)	(106,782)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	370,000	110,000
Scheduled payments of debt	(8,631)	(17,570)
Early payments of debt	(259,590)	—
Principal payments on capital leases	(19,270)	(30,419)
Proceeds from exercise of stock options	7,302	20,601
Purchase of Company common stock	(228,866)	(120,064)
Payments of dividends	(62,241)	(52,529)
Purchase of noncontrolling interest	—	(4,580)
Bank overdrafts and other	(8,820)	(2,065)
Net cash used in financing activities	(210,116)	(96,626)
Effect of foreign currency on cash, cash equivalents, and restricted cash	(2,133)	4,072
Net (decrease) increase in cash, cash equivalents, and restricted cash	(169,628)	23,153
Cash, cash equivalents, and restricted cash at beginning of period	340,601	211,506
Cash, cash equivalents, and restricted cash at end of period	$170,973	$234,659
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	185,227	(15,497)	98	169,828
Dividends declared on common stock ($0.34 per share)	—	—	—	(62,241)	—	—	(62,241)
Employee share-based compensation earned	—	—	7,544	—	—	—	7,544
Stock option exercises	411	—	6,891	—	—	—	7,302
Restricted stock awards, net of forfeitures	178	—	(178)	—	—	—	—
Purchase of Company common stock	—	(6,066)	(31,658)	(191,142)	—	—	(228,866)
Other	100	—	1,061	—	—	—	1,161
Balance at June 30, 2018	$192,625	$(11,387)	$954,128	$314,669	$26,217	$145	$1,476,397

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
Funeral and Cemetery Operations
Revenue is recognized when control of the performance obligation is transferred to the customer. Our performance obligations include funeral and cemetery merchandise and services and cemetery property internment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when construction is complete and the property is available for use. Once the property is constructed, the customer has obtained substantially all of the remaining benefits of the property. Sales taxes collected are recognized on a net basis in our condensed consolidated financial statements.
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
Total consideration received for price guaranteed preneed contracts with customers represents the stated amount of the contract excluding any amounts collected on behalf of third-parties, such as sales taxes. The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by either the amount we sell the performance obligation for on a stand-alone basis or our best estimate of the amount we would sell it for based on an adjusted market assessment approach that is consistent with our historical pricing practices.
Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Our preneed contracts may also have extended payment terms with associated financing charges. Pursuant to state or provincial law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in total consideration. We defer these investment earnings related to the merchandise and service trusts until the associated merchandise is delivered or services are performed. Fees charged by our wholly-owned registered investment advisor are also included in revenue in the period in which they are earned. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds. Investment earnings from these trusts are distributed to us regularly, recognized in current cemetery revenue, and are intended to defray cemetery maintenance costs, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn. However, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
As of June 30, 2018, we had $281.2 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. During the three and six months ended June 30, 2018, we recognized $6.7 million and $14.0 million, respectively, from deferred incremental direct selling costs.
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

Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$164,460	$330,039
Restricted cash(1):
Included in Other current assets	4,575	8,625
Included in Deferred charges and other assets	1,938	1,937
Total restricted cash	6,513	10,562
Total cash, cash equivalents, and restricted cash	$170,973	$340,601

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
We adopted the standard as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. As a result of the adoption, we recorded a $172.2 million increase to Retained earnings, which comprises a $268.0 million increase to Deferred charges and other assets partially offset by a $38.0 million increase to Deferred revenue, net and a $57.8 million increase to Deferred tax liability.We made the enhanced revenue-related disclosures in Footnotes 2, 3, and 8 of this Form 10-Q.
Additionally, the amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts are required to be presented with Deferred revenue, net, instead of as Preneed receivables, net and trust investments on our unaudited Condensed Consolidated Balance Sheet. Accordingly, we reclassified $551.1 million of these amounts from Preneed receivables, net and trust investments to Deferred revenue, net. As a result of this reclassification, we eliminated our previous cancellation reserve on these performance obligations.
We will continue to expense costs to acquire new preneed funeral insurance contracts in the period incurred. The insurance contracts are not, and will not be, reflected in our unaudited Condensed Consolidated Balance Sheet because they do not represent assets or liabilities, as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us at the time of need.

The impact of adopting the new guidance on our unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Effect of New Guidance	Without New Guidance	As Reported	Effect of New Guidance	Without New Guidance
	(in thousands, except per share amounts)
Revenue	$796,092	$461	$796,553	$1,590,574	$1,018	$1,591,592
Costs and expenses	(607,965)	(6,685)	(614,650)	(1,206,685)	(13,952)	(1,220,637)
Operating profit (loss)	188,127	(6,224)	181,903	383,889	(12,934)	370,955
General and administrative expenses	(31,136)		(31,136)	(65,920)	—	(65,920)
Gain on divestitures and impairment charges, net	6,865	—	6,865	7,347	—	7,347
Hurricane recoveries, net	(1,902)	—	(1,902)	330	—	330
Operating income (loss)	161,954	(6,224)	155,730	325,646	(12,934)	312,712
Interest expense	(44,519)		(44,519)	(88,095)	—	(88,095)
Gain (loss) on early extinguishment of debt, net	—	—	—	(10,131)	—	(10,131)
Other income, net	1,880	—	1,880	2,264	—	2,264
Income (loss) before income taxes	119,315	(6,224)	113,091	229,684	(12,934)	216,750
(Provision for) benefit from income taxes	(16,034)	772	(15,262)	(44,355)	2,496	(41,859)
Net income (loss)	103,281	(5,452)	97,829	185,329	(10,438)	174,891
Net income attributable to noncontrolling interests	(42)	—	(42)	(102)	—	(102)
Net income (loss) attributable to common stockholders	$103,239	$(5,452)	$97,787	$185,227	$(10,438)	$174,789
Earnings per share (1)
Basic	$0.57	$(0.03)	$0.54	$1.01	$(0.06)	$0.95
Diluted	$0.55	$(0.03)	$0.52	$0.98	$(0.06)	$0.93

(1)	Net income per share is computed independently for each of the columns presented. Therefore, the sum of the first two columns' earnings per share may not equal the Without New Guidance column.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayments and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on Company-owned life insurance. We adopted the new guidance retrospectively on January 1, 2018. As a result, we have recast our unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 as follows:

	As Previously Reported	Effect of New Guidance	As Recast
	(in thousands)
Net cash provided by (used in) operating activities	$224,223	$(1,734)	$222,489
Cash flows from investing activities:
Capital expenditures	(85,324)	—	(85,324)
Acquisitions, net of cash acquired	(24,044)	(22,329)	(46,373)
Proceeds from divestitures and sales of property and equipment	7,431	17,898	25,329
Payments for Company-owned life insurance policies	—	(3,180)	(3,180)
Proceeds from Company-owned life insurance policies	—	2,591	2,591
Other	175	—	175
Net cash used in investing activities	(101,762)	(5,020)	(106,782)
Net cash used in financing activities	(96,626)	—	(96,626)
Effect of foreign currency on cash, cash equivalents, and restricted cash	4,068	4	4,072
Net increase in cash, cash equivalents, and restricted cash	29,903	(6,750)	23,153
Cash, cash equivalents, and restricted cash at beginning of period	194,986	16,520	211,506
Cash, cash equivalents, and restricted cash at end of period	$224,889	$9,770	234,659

Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the unaudited Condensed Consolidated Statement of Operations. We adopted the new guidance on January 1, 2018 and applied the practical expedient of reclassifying the amounts disclosed as "total net periodic benefit cost" in Note 11 to our December 31, 2017 Form 10-K from Operating income to Other income (expense), net. For the second quarter of 2017, we reclassified $73 thousand and $221 thousand from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net. For the first six months of 2017 we reclassified $147 thousand and $442 thousand from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net.
Financial Instruments
In January 2016 and February 2018, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. For us, these changes in fair value will be offset by a corresponding change in the fair value of Deferred receipts held in trust or Care trusts' corpus. The amendment also changes the required disclosures associated with equity instruments as a result of the change in presentation. The new guidance was effective for us on January 1, 2018 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, or cash flows as of and for the three and six months ended June 30, 2018. We made the appropriate disclosure changes in Footnote 3 of this Form 10-Q.
Stock Compensation
In May 2017, the FASB amended "Stock Compensation" to clarify which changes in terms and conditions of share-based awards require accounting for as modifications. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted the new guidance on January 1, 2018, which did not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
Leases
In February 2016, January 2018, and July 2018, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for us on January 1, 2019. We are in the process of reviewing our existing leases, have selected a software solution, and are assessing process changes as a result of the new guidance. We are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The new guidance is effective for us on January 1, 2020, and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Preneed funeral receivables(1)	$115,406	$336,925
Preneed cemetery receivables(1)	839,960	1,118,146
Preneed receivables from customers(1)	955,366	1,455,071
Unearned finance charge	(48,608)	(45,515)
Allowance for cancellation (1)	(47,902)	(107,749)
Preneed receivables, net	$858,856	$1,301,807

Trust investments, at market	$4,896,475	$4,749,548
Insurance-backed fixed income securities and other	261,674	259,654
Trust investments	5,158,149	5,009,202
Less: Cemetery perpetual care trust investments	(1,562,659)	(1,532,167)
Preneed trust investments	$3,595,490	$3,477,035

Preneed receivables, net and trust investments	$4,454,346	$4,778,842

(1)
Upon adoption of "Revenue from Contracts with Customers" on January 1, 2018, we reclassified amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts as a reduction in Deferred revenue, net. As a result of this reclassification, we eliminated the allowance for cancellation on these performance obligations.

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Deposits	$106,843	$106,771	$200,112	$191,258
Withdrawals	$114,524	$104,641	$221,293	$197,723
Purchases of securities	$407,859	$387,415	$1,007,748	$904,571
Sales of securities	$419,357	$738,302	$1,035,357	$1,227,167
Realized gains (1)	$87,840	$53,493	$146,146	$105,926
Realized losses (1)	$(17,552)	$(18,137)	$(29,852)	$(44,950)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at June 30, 2018 and December 31, 2017 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	June 30, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$53,781	$20	$(569)	$53,232
Canadian government	2	59,109	46	(1,531)	57,624
Corporate	2	31,206	255	(329)	31,132
Residential mortgage-backed	2	5,213	10	(80)	5,143
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	11,519	620	(163)	11,976
Common stock:
United States	1	1,273,864	236,873	(46,573)	1,464,164
Canada	1	31,679	10,887	(973)	41,593
Other international	1	83,763	13,044	(3,270)	93,537
Mutual funds:
Equity	1	709,776	40,605	(12,764)	737,617
Fixed income	1	1,175,308	3,647	(45,546)	1,133,409
Other	3	16,995	3,200	(1)	20,194
Trust investments, at fair value		3,452,355	309,209	(111,810)	3,649,754
Commingled funds
Fixed income		417,179	23	(16,390)	400,812
Equity		225,264	15,694	(238)	240,720
Money market funds		331,228	—	—	331,228
Private equity		210,305	65,420	(1,764)	273,961
Trust investments, at net asset value		1,183,976	81,137	(18,392)	1,246,721
Trust investments, at market		$4,636,331	$390,346	$(130,202)	$4,896,475

	December 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,805	$14	$(117)	$48,702
Canadian government	2	81,500	160	(1,089)	80,571
Corporate	2	13,540	327	(170)	13,697
Residential mortgage-backed	2	3,279	16	(14)	3,281
Asset-backed	2	320	15	(10)	325
Equity securities:
Preferred stock	2	7,834	385	(139)	8,080
Common stock:
United States	1	1,161,015	266,822	(24,739)	1,403,098
Canada	1	30,762	12,545	(522)	42,785
Other international	1	63,510	13,174	(2,834)	73,850
Mutual funds:
Equity	1	613,934	59,100	(4,312)	668,722
Fixed income	1	1,230,196	11,897	(23,943)	1,218,150
Other	3	5,953	3,114	—	9,067
Trust investments, at fair value		3,260,648	367,569	(57,889)	3,570,328
Commingled funds
Fixed income		454,242	235	(5,860)	448,617
Equity		214,000	12,826	—	226,826
Money market funds		287,435	—	—	287,435
Private equity		166,860	51,631	(2,149)	216,342
Trust investments, at net asset value		1,122,537	64,692	(8,009)	1,179,220
Trust investments, at market		$4,383,185	$432,261	$(65,898)	$4,749,548
As of June 30, 2018, our unfunded commitment for our private equity and other investments was $112 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Fair value, beginning balance	$8,533	$7,313	$9,067	$7,163
Net unrealized gain included in Other income (expense), net(1)	264	660	(270)	810
Purchases	7	28	7	28
Sales	—	(77)	—	(77)
Acquisitions	11,390	—	11,390	—
Fair value, ending balance	$20,194	$7,924	$20,194	$7,924

(1)
All net unrealized (losses) gains recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2018 to 2077. Maturities of fixed income securities (excluding mutual funds) at June 30, 2018 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$65,392
Due in one to five years	64,107
Due in five to ten years	15,209
Thereafter	2,556
$147,264
Recognized trust fund income (realized and unrealized) related to these trust investments was $52.2 million and $45.2 million for the three months ended June 30, 2018 and 2017, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $97.1 million and $83.3 million for the six months ended June 30, 2018 and 2017, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of June 30, 2018 and December 31, 2017, respectively, are shown in the following tables:

	June 30, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$25,245	$(530)	$2,382	$(39)	$27,627	$(569)
Canadian government	9,693	(481)	16,233	(1,050)	25,926	(1,531)
Corporate	4,541	(60)	5,944	(269)	10,485	(329)
Residential mortgage-backed	2,868	(78)	99	(2)	2,967	(80)
Asset-backed	—	—	78	(11)	78	(11)
Total temporarily fixed income impaired securities	$42,347	$(1,149)	$24,736	$(1,371)	$67,083	$(2,520)

	December 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,014	$(115)	$106	$(2)	$29,120	$(117)
Canadian government	20,947	(639)	6,370	(450)	27,317	(1,089)
Corporate	2,423	(31)	4,453	(139)	6,876	(170)
Residential mortgage-backed	2,880	(12)	151	(2)	3,031	(14)
Asset-backed	—	—	74	(10)	74	(10)
Total temporarily impaired fixed income securities	$55,264	$(797)	$11,154	$(603)	$66,418	$(1,400)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Deferred revenue	$2,001,494	$1,789,776
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	(574,737)	—
Deferred revenue, net	$1,426,757	$1,789,776

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the six months ended June 30, 2018:

2018
(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,265,206
Cumulative effect of accounting changes	37,991
Net preneed contract sales	505,146
Acquisitions (divestitures) of businesses, net	148,048
Net investment earnings (1)	20,720
Recognized revenue from backlog (2)	(212,195)
Recognized revenue from current period sales	(242,438)
Change in amounts due on unfulfilled performance obligations	(551,092)
Change in cancellation reserve	62,147
Effect of foreign currency and other	(12,554)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,020,979
(1)Includes both realized and unrealized investment earnings.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for the Tax Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which requires that we include in our financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined.
SAB 118 allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider both the recognition of the transition tax and the remeasurement of deferred taxes incomplete. We adjusted our provisional amounts during the six months ended June 30, 2018 by $16.3 million due to the remeasurement of deferred taxes resulting from a change in estimate related to the finalization of the 2017 tax return. Additionally, new guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period identified.
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 13.4% and 32.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 is primarily due to the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of a change in estimate in the finalization of the 2017 tax returns. Our effective tax rate was an expense of 19.3% and a benefit of 21.6% for the six months ended June 30, 2018 and 2017, respectively. The higher effective tax rate for the six months ended June 30, 2018 was primarily due to the effects of the 2017 IRS audit settlement, partially offset by the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of the change in estimate in the finalization of the 2017 tax return.
Unrecognized Tax Benefits
As of June 30, 2018, the total amount of our unrecognized tax benefits was $79.5 million and the year -to-date total amount of our accrued interest was $11.9 million.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. Tax years subsequent to 2005 remain open to review and adjustment by the IRS. In addition, we are under audit by various state jurisdictions for years 2009 through 2017. There are currently no federal or provincial audits in Canada. It is reasonably possible that the amount of unrecognized tax benefits could significantly decrease over the next 12 months as certain tax positions will be released as a result of Statutes closing. However, since the years to which uncertain tax positions relate remain subject to review by the tax authorities, a current estimate of the range of decrease that may occur within the next 12 months cannot be made.
5. Debt
Debt as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	550,000
Term Loan due December 2022	666,563	675,000
Bank Credit Facility due December 2022	370,000	—
Obligations under capital leases	199,554	197,232
Mortgage notes and other debt, maturities through 2050	5,845	6,036
Unamortized premiums, net	7,014	7,456
Unamortized debt issuance costs	(34,684)	(38,071)
Total debt	3,589,292	3,472,653
Less: Current maturities of long-term debt	(95,623)	(337,337)
Total long-term debt	$3,493,669	$3,135,316
Current maturities of debt at June 30, 2018 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.88% and 4.73% at June 30, 2018 and December 31, 2017, respectively. Approximately 66% and 75% of our total debt had a fixed interest rate at June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, we paid $89.1 million and $79.9 million in cash interest, respectively.
Bank Credit Agreement
As of June 30, 2018, we have $370.0 million of outstanding borrowings under our Bank Credit Facility due December 2022; $666.6 million of outstanding borrowings under our Term Loan due December 2022; and issued $33.3 million of letters of credit. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2018, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.25% at June 30, 2018. As of June 30, 2018, we have $596.7 million in borrowing capacity under the Bank Credit Facility.

Debt Issuances and Additions
In January 2018, we drew $175.0 million on our Bank Credit Facility to fund the redemption of our 7.625% Senior notes due October 2018.
In March 2018, we drew $10.0 million on our Bank Credit Facility to make required payments on our Term Loan due December 2022.
In June 2018, we drew $185.0 million on our Bank Credit Facility to fund acquisition activity, to make required payments on our Term Loan due December 2027 and for general corporate purposes.
During the six months ended June 30, 2017, we drew $110.0 million on our Bank Credit Facility to make required payments on our Term Loan, to fund our IRS settlement payments, and for general corporate purposes.
Debt Extinguishments and Reductions
During the six months ended June 30, 2018, we made aggregate debt payments of $268.2 million for scheduled and early extinguishment payments including:
•$250 million in aggregate principal of our 7.625% Senior Notes due October 2018;
•$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;
•$8.4 million in aggregate principal of our Term Loan due December 2022; and
•$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt in our unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.
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
The fair value of our debt instruments at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$259,563
4.5% Senior Notes due November 2020	199,842	199,590
8.0% Senior Notes due November 2021	165,300	175,313
5.375% Senior Notes due January 2022	428,612	436,178
5.375% Senior Notes due May 2024	867,178	892,118
7.5% Senior Notes due April 2027	222,222	238,004
4.625% Senior Notes due December 2027	518,562	558,250
Term Loan due December 2022	666,563	675,000
Bank Credit Facility due December 2022	370,000	—
Mortgage notes and other debt, maturities through 2050	5,845	6,036
Total fair value of debt instruments	$3,444,124	$3,440,052
The fair value of our long-term, fixed-rate loans were estimated using market prices for those loans, and therefore are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement, and the mortgage notes and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments was estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.

7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2018, we repurchased 6,066,472 shares of common stock at an aggregate cost of $228.9 million, which is an average cost per share of $37.73. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $241.3 million at June 30, 2018.
Subsequent to June 30, 2018, we repurchased 869,229 shares of common stock at an aggregate cost of $32.2 million, which is an average cost per share of $37.03. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $209.1 million.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(1)	2018	2017(1)
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$242,951	$249,097	$517,357	$520,930
Matured preneed revenue	146,021	138,265	311,327	290,062
Core funeral revenue	388,972	387,362	828,684	810,992
Non-funeral home revenue	11,922	11,747	25,715	24,021
Recognized preneed revenue	33,919	30,197	66,379	62,253
Other revenue	33,835	29,568	62,235	60,372
Total funeral revenue	468,648	458,874	983,013	957,638
Cemetery revenue:
Atneed revenue	80,940	80,543	163,984	162,117
Recognized preneed property revenue	143,166	134,910	252,106	248,935
Recognized preneed merchandise and services revenue	73,130	73,255	141,493	137,121
Core cemetery revenue	297,236	288,708	557,583	548,173
Other revenue	30,208	25,660	49,978	45,141
Total cemetery revenue	327,444	314,368	607,561	593,314
Total revenue from customers	$796,092	$773,242	$1,590,574	$1,550,952
Operating profit:
Funeral operating profit	$90,421	$92,077	$210,876	$204,684
Cemetery operating profit	97,706	91,441	173,013	156,073
Operating profit from reportable segments	188,127	183,518	383,889	360,757
General and administrative expenses	(31,136)	(40,369)	(65,920)	(82,652)
Gains on divestitures and impairment charges, net	6,865	753	7,347	5,688
Hurricane (expenses) recoveries, net	(1,902)	—	330	—
Operating income	161,954	143,902	325,646	283,793
Interest expense	(44,519)	(42,083)	(88,095)	(82,719)
Loss on early extinguishment of debt, net	—	—	(10,131)	—
Other income (expense), net	1,880	(301)	2,264	(1,030)
Income before income taxes	$119,315	$101,518	$229,684	$200,044
(1) The results for the three and six months ended June 30, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended June 30,
Revenue from external customers:
2018	$750,445	$45,647	$796,092
2017 (1)	$728,370	$44,872	$773,242
Six Months Ended June 30,
Revenue from external customers:
2018	$1,494,558	$96,016	$1,590,574
2017 (1)	$1,455,610	$95,342	$1,550,952

(1) The results for the three and six months ended June 30, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2018 and December 31, 2017, we have self-insurance reserves of $76.5 million and $78.2 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Romano, Doyle, and Horton lawsuits described below. Given the nature of these lawsuits, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. In addition, this lawsuit also asserts claims under the California Private Attorney General Act (“PAGA”) provisions on behalf of other similarly situated California persons. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. In July 2017, the arbitrator entered an award rejecting the plaintiffs' claims, ruling that they did not sue the correct party. Plaintiffs continue to assert claims under PAGA that are not subject to arbitration.
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration and the arbitrator has determined that the claims will proceed as a bilateral proceeding. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act.

Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against an SCI subsidiary and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018 by the same attorneys who filed the Romano case described above and alleges causes of action and seeks damages and relief similar to those in the Romano case.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016 on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed additional lawsuits alleging individual and PAGA claims similar to those alleged in the Horton case. The additional lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuit.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans, Louisiana. This case was filed as a class action in June 2013 against SCI and our subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have appealed the dismissal. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Bernstein lawsuit described below.
Caroline Bernstein, on behalf of herself and Marla Urofsky on behalf of Rhea Schwartz, and both on behalf of all others similarly situated v. SCI Pennsylvania Funeral Services, Inc. and Service Corporation International, Case No. 2:17-cv-04960-GAM; in the United States District Court Eastern District of Pennsylvania. This case was filed in November 2017 as a purported national or alternatively as a Pennsylvania class action regarding our Forest Hills/Shalom Memorial Park in Huntingdon Valley, Pennsylvania and our Roosevelt Memorial Park Cemetery in Trevose, Pennsylvania. Plaintiffs allege wrongful burial and sales practices. Plaintiffs seek compensatory, consequential and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Unclaimed Property Audit. We are involved in the following matter.
We received notices from a third party auditor representing unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$103,239	$68,481	$185,227	$243,183
After tax interest on convertible debt	15	13	30	25
Net income — diluted	$103,254	$68,494	$185,257	$243,208
Weighted average shares (denominator):
Weighted average shares — basic	182,637	187,597	183,877	187,927
Stock options	4,265	4,333	4,391	4,389
Restricted stock units	165	87	158	74
Convertible debt	121	121	121	121
Weighted average shares — diluted	187,188	192,138	188,547	192,511
Net income per share:
Basic	$0.57	$0.37	$1.01	$1.29
Diluted	$0.55	$0.36	$0.98	$1.26
The computation of diluted EPS excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Antidilutive options	1,155	1,523	868	1,212
11. Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses existing debt in conjunction with the closing of the acquisition. The purchase accounting is preliminary as we have not finalized our assessment of the fair value as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.

Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Gains on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Gains on divestitures, net	$6,865	$5,922	$8,141	$22,673
Impairment losses	—	(5,169)	(794)	(16,985)
Gains on divestitures and impairment charges, net	$6,865	$753	$7,347	$5,688

12.	Supplementary Information
The detail of certain balance sheet accounts as presented in the unaudited Condensed Consolidated Balance Sheet is as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Receivables, net:
Notes receivable	$9,232	$1,605
Atneed funeral receivables, net of allowances of $1,561 and $1,845, respectively	36,547	44,536
Atneed cemetery receivables, net of allowances of $211 and $245, respectively	16,153	16,556
Other	30,562	27,607
Total receivables, net	$92,494	$90,304
Revenue and Costs and Expenses
The detail of certain income statement accounts as presented in the unaudited Condensed Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Property and merchandise revenue	$397,600	$386,089	$765,814	$752,617
Service revenue	334,449	331,925	712,548	692,821
Other revenue	64,043	55,228	112,212	105,514
Total revenue	796,092	773,242	1,590,574	1,550,952

Costs and expenses:
Cost of property and merchandise	209,925	202,911	397,648	398,552
Cost of service	188,293	181,192	379,141	367,054
Overhead and other expenses	209,747	205,621	429,896	424,589
Total cost and expenses	$607,965	$589,724	$1,206,685	$1,190,195

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2018, we operated 1,486 funeral service locations and 480 cemeteries (including 285 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $11.1 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2018. Preneed selling provides us with a strategic opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allows us to return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately half of the average revenue earned from a traditional burial service. To further enhance revenue opportunities, we continue to focus on our cremation customer’s preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers.  We believe the presentation of these additional merchandise and services through our customer-facing technology enhances our customer’s experience by reducing administrative burdens and allowing them to visualize the product offerings and services, which will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $315.4 million in the first six months of 2018. We have $596.7 million in borrowing capacity under our bank credit facility.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2018, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2018 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.85
Interest coverage ratio	3.00 (Min)	5.32
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the six months ended June 30, 2018, we repurchased 6,066,472 shares of common stock at an aggregate cost of $228.9 million, which is an average cost per share of $37.73. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $241.3 million at June 30, 2018. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Subsequent to June 30, 2018, we repurchased 869,229 shares of common stock at an aggregate cost of $32.2 million, which is an average cost per share of $37.03. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $209.1 million.
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
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting our operating, investing, and financial needs.
Operating Activities
Net cash provided by operating activities increased $92.9 million to $315.4 million in the first six months of 2018, compared to $222.5 million in the first six months of 2017. The current period includes a $5.6 million tax refund related to the March 2017 settlement of audits for tax years 1999-2005. The prior year includes $34.2 million cash taxes paid in 2017 related to the March 2017 settlement of audits for tax years 1999-2005 (see Part I, Item 1. Financial Statements, Note 4 for more information) and $6.3 million in pension termination settlement payments.
Excluding the above items, cash flow from operations increased $46.8 million from the prior year as a result of the following:

•	a $43.9 million increase in cash receipts from customers,

•	a $17.1 million increase in net trust withdrawals,

•	a $3.3 million increase in hurricane insurance proceeds,

•	a $2.2 million increase in General Agency (GA) and other receipts, and

•	a $52.4 million decrease in cash tax payments as a result of the impact of recently enacted tax reform and effective tax planning, excluding the tax items noted above, partially offset by

•	a $47.3 million increase in vendor and other payments,

•	a $15.6 million increase in employee compensation paid, and

•	a $9.2 million increase in cash interest paid.
Investing Activities
Cash flows from investing activities used $272.8 million in the first six months of 2018 compared to using $106.8 million in the same period of 2017. The $166.0 million increase from 2018 over 2017 is primarily due to the following:
•a $7.0 million decrease in cash receipts from divestitures and asset sales,
•a $121.2 million increase in cash spent on acquisitions,
•a $17.6 million increase in capital expenditures primarily due to improvements at existing funeral homes,
•a $14.7 million increase primarily for the purchase of land, and
•a $8.3 million increase in payments for Company-owned life insurance policies, net of proceeds.
Financing Activities
Financing activities used $210.1 million in the first six months of 2018 compared to using $96.6 million in the same period of 2017. The $113.5 million increase from 2018 over 2017 is primarily due to the following:

•	a $108.8 million increase in purchase of Company common stock, and

•	a $9.7 million increase in payments of dividends, and

•	a $13.3 million decrease in proceeds from exercises of stock options, partially offset by

•	a $20.5 million increase in net debt issuance proceeds, net of payments.

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

	June 30, 2018	December 31, 2017
	(In millions)
Preneed funeral	$109.3	$109.8
Preneed cemetery:
Merchandise and services	138.1	132.2
Pre-construction	14.5	11.9
Bonds supporting preneed obligations	261.9	253.9
Bonds supporting preneed business permits	4.7	4.5
Other bonds	19.0	18.0
Total surety bonds outstanding	$285.6	$276.4
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2018 and 2017, we had $12.3 million and $11.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details the results of insurance-funded preneed production and maturities for the three and six months ended June 30, 2018 and 2017, and the number of contracts associated with those transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Preneed insurance-funded:
Sales production (1)	$148.1	$133.0	$274.7	$261.3
Sales production (number of contracts) (1)	25,232	21,979	46,821	43,008
General agency revenue	$36.1	$30.0	$67.6	$61.8
Maturities	$82.7	$80.8	$179.1	$172.1
Maturities (number of contracts)	14,020	13,607	30,251	29,083

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
 Trust-Funded Preneed Contracts: The funds collected from customers and required by state or provincial law are deposited into trusts. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs. Although this represents cash flow to us, the associated revenues are deferred until the merchandise is delivered or services are performed (typically at maturity). The funds in trust are then invested by professional money managers with oversight by independent trustees in accordance with state and provincial laws.
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$92.3	$81.1	$185.0	$164.5
Sales production (number of contracts)	25,123	23,971	50,996	49,661
Maturities	$70.5	$64.1	$147.6	$131.7
Maturities (number of contracts)	17,182	16,646	36,843	34,832
Cemetery:
Sales production:
Preneed	$245.6	$235.8	$447.1	$443.5
Atneed	79.9	79.5	165.0	163.2
Total sales production	$325.5	$315.3	$612.1	$606.7
Sales production deferred to backlog:
Preneed	$120.2	$112.6	$217.4	$200.7
Atneed	59.4	58.3	122.7	118.7
Total sales production deferred to backlog	$179.6	$170.9	$340.1	$319.4
Revenue recognized from backlog:
Preneed	$81.2	$75.7	$138.2	$130.7
Atneed	59.5	58.3	120.4	115.6
Total revenue recognized from backlog	$140.7	$134.0	$258.6	$246.3

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2018 and December 31, 2017. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2018 and December 31, 2017. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

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

	June 30, 2018		December 31, 2017
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.43	$1.43	$1.79	$1.79
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.57	0.57	—	—
Deferred receipts held in trust	3.59	3.36	3.48	3.18
Allowance for cancellation	(0.28)	(0.26)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.31	$5.10	$5.00	$4.72
Backlog of insurance-funded deferred revenue(2)	5.79	5.79	5.66	5.66
Total backlog of deferred revenue	$11.10	$10.89	$10.66	$10.38
Preneed receivables, net and trust investments	$4.45	$4.22	$4.78	$4.48
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.57	0.57	—	—
Allowance for cancellation on trust investments	(0.28)	(0.26)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.74	$4.53	$4.51	$4.23
Insurance policies associated with insurance-funded deferred revenue(2)	5.79	5.79	5.66	5.66
Total assets associated with backlog of preneed deferred revenue	$10.53	$10.32	$10.17	$9.89

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

(2)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2018, the difference between the backlog and asset fair value amounts totaled $0.57 billion, consisting of $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.09 billion collected from customers that were not required to be deposited into trust, and $0.23 billion in allowable cash distributions from trust assets. As of June 30, 2018, the fair value of the total backlog comprised $2.97 billion related to cemetery contracts and $8.13 billion related to funeral contracts. As of June 30, 2018, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.71 billion related to cemetery contracts and $2.03 billion related to funeral contracts.
The table also reflects the amounts expected to be received from insurance companies through the assignment of policy proceeds related to insurance-funded contracts. We do not reflect the unfulfilled insurance-funded preneed amounts in our unaudited Condensed Consolidated Balance Sheet because they are not assets or liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us upon or shortly after the time of need.
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
Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into cemetery perpetual care trusts. For these investments, the original corpus remains in the trust in perpetuity and the net ordinary earnings or elected distributions are withdrawn with the intention of offsetting the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the net ordinary earnings that are distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, beginning in 2016, we worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. Currently, the asset allocation is split approximately evenly between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of June 30, 2018, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase of four managed LLCs, one for each trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
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

Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2018, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the six months ended June 30, 2018, the Standard and Poor’s 500 Index increased 2.7% and the Barclay’s Aggregate Index decreased 1.6%, while the combined SCI trusts increased 1.3%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended June 30, 2018 and 2017
Management Summary
In the three months ended June 30, 2018, we reported net income attributable to common stockholders of $103.2 million ($0.55 per diluted share) compared to net income attributable to common stockholders for the same period in 2017 of $68.5 million ($0.36 per diluted share). These results were affected by the following items:

	Three Months Ended June 30,
	2018	2017
	(In millions)
Pre-tax gains from divestitures and impairment, net	$6.9	$0.8
Pre-tax pension termination obligation	$—	$(1.1)
Tax (provision for) benefit from above items	$(2.2)	$0.1
Change in certain tax reserves	$16.1	$1.3
In addition to the above items, the increase in diluted earnings per share was primarily driven by solid funeral and cemetery results, the impact of new accounting standards and selling processes, a lower effective tax rate, and a lower share count, partially offset by higher interest expense.

Funeral Results

	Three Months Ended June 30,
	2018	2017
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$468.6	$458.9
Less: Revenue associated with acquisitions/new construction	8.6	2.8
Less: Revenue associated with divestitures	—	3.0
Comparable[1] funeral revenue	460.0	453.1
Less: Comparable recognized preneed revenue	33.7	30.2
Less: Comparable general agency and other revenue	33.5	29.5
Adjusted comparable funeral revenue	$392.8	$393.4
Comparable services performed	73,978	74,466
Comparable average revenue per service[2]	$5,310	$5,283

Consolidated funeral operating profit	$90.4	$92.1
Less: Operating profit associated with acquisitions/new construction	0.8	0.4
Less: Operating loss associated with divestitures	(0.4)	(1.5)
Comparable funeral operating profit	$90.0	$93.2

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending June 30, 2018.

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

Funeral Revenue
Consolidated revenue from funeral operations was $468.6 million for the three months ended June 30, 2018 compared to $458.9 million for the same period in 2017. This increase is primarily attributable to a $6.9 million increase in comparable revenue as described below and $5.8 million in revenue contributed by acquired properties. These increases were partially offset by the loss of $3.0 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $460.0 million for the three months ended June 30, 2018 compared to $453.1 million for the same period in 2017. This $6.9 million increase is due to a 0.5% increase in average revenue per funeral service, an increase in general agency revenue resulting from higher preneed funeral insurance production, and an increase in recognized preneed revenue as a result of higher non-funeral home sales production, partially offset by 0.7% lower comparable services performed.
A slight increase in the organic sales average was offset by a 120 basis point increase in our cremation mix. Our total comparable cremation rate increased to 54.6% in the three months ended June 30, 2018 from 53.4% in 2017 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $1.7 million, or 1.8%, in the three months ended June 30, 2018 compared to the same period in 2017. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $3.2 million, or 3.4%. Comparable funeral operating profit decreased $3.2 million to $90.0 million and the operating margin percentage decreased 100 basis points to 19.6%. Our fixed costs in the funeral segment were higher by $8.7 million, or 3.4%, as expected wage increases for critical customer-facing employees and the timing of self-insured medical claims added to the increase. Additionally, we experienced higher selling costs associated with marketing and sales lead procurement that we believe is helping drive the increase in funeral preneed sales production.

Cemetery Results

	Three Months Ended June 30,
	2018	2017
	(In millions)
Consolidated cemetery revenue	$327.4	$314.4
Less: Revenue associated with acquisitions/new construction	3.0	1.0
Less: Revenue associated with divestitures	0.1	0.5
Comparable[1] cemetery revenue	$324.3	$312.9

Consolidated cemetery operating profit	$97.7	$91.4
Less: Operating profit (loss) associated with acquisitions/new construction	0.5	(0.1)
Less: Operating loss associated with divestitures	—	(0.1)
Comparable cemetery operating profit	$97.2	$91.6

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending June 30, 2018.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $13.0 million, or 4.1%, in the second quarter of 2018 compared to the same period in 2017 primarily due to a $11.4 million increase in comparable cemetery revenue described below and $2.0 million in revenue contributed by acquired properties. The increase in comparable revenue over the prior year quarter is primarily due to increased sales into existing developed property projects, the completion of cemetery property construction projects, and higher endowment care trust fund income.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $6.3 million, or 6.9%, in the second quarter of 2018 compared to the same period in 2017. Comparable cemetery operating profit increased $5.6 million to $97.2 million and the operating margin percentage increased 70 basis points to 30.0%. The improvement was partially due to the increased revenue described above and a $4.7 million net benefit of deferring selling compensation under the new revenue recognition accounting standard. These increases were partially offset by investments in our marketing programs and search engine optimization that are leading to increased sales production, as well as higher labor costs due to permanent wage increases for certain of our critical customer-facing employees.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $9.2 million to $31.1 million in the three months ended June 30, 2018. The prior year period includes $1.1 million related to a pension termination settlement. Excluding this settlement, general and administrative expenses decreased $8.1 million primarily related to decreased costs related to the Company's long-term incentive compensation programs and unusually high legal expenses in the prior year.
Gains on Divestitures and Impairment Charges, Net
Gains on divestitures increased increased $6.1 million to $6.9 million in the three months ended June 30, 2018 associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Hurricane (Expenses) Recoveries, Net
Hurricane (expenses) recoveries, net, reflects $1.9 million in damages incurred through June 30, 2018 as we continue repairs at various locations caused by the 2017 hurricanes.
Interest Expense
Interest expense increased $2.4 million to $44.5 million in the three months ended June 30, 2018 as we were impacted by increased interest rates on our floating rate debt as well as an increase in the overall balance of our total debt.
(Provision For) Benefit From Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 13.4% and 32.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 primarily due to the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of change in estimate in the finalization of the 2017 tax returns and tax reform.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 187.2 million in the three months ended June 30, 2018, compared to 192.1 million in the same period in 2017. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Management Summary
In the six months ended June 30, 2018, we reported net income attributable to common stockholders of $185.2 million ($0.98 per diluted share) compared to net income attributable to common stockholders for the same period in 2017 of $243.2 million ($1.26 per diluted share). These results were affected by the following items:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Pre-tax gains from divestitures and impairment charges, net	$7.3	$5.7
Pre-tax losses from the early extinguishment of debt, net	$(10.1)	$—
Pre-tax pension termination obligation	$—	$(12.8)
Tax (provision for) benefit from above items	$(0.6)	$2.5
Change in certain tax reserves and other	$17.3	$107.2
In addition to the above items, the increase in diluted earnings per share was primarily driven by solid funeral and cemetery results, the impact of new accounting standards and selling processes, a lower effective tax rate, and a lower share count, partially offset by higher interest expense.
Funeral Results

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$983.0	$957.6
Less: Revenue associated with acquisitions/new construction	15.2	4.1
Less: Revenue associated with divestitures	0.8	7.0
Comparable[1] funeral revenue	967.0	946.5
Less: Comparable recognized preneed revenue	66.0	62.2
Less: Comparable general agency and other revenue	61.6	60.0
Adjusted comparable funeral revenue	$839.4	$824.3
Comparable services performed	158,854	156,324
Comparable average revenue per service[2]	$5,284	$5,273

Consolidated funeral operating profit	$210.9	$204.7
Less: Operating profit associated with acquisitions/new construction	1.7	1.1
Less: Operating loss associated with divestitures	(1.0)	(2.8)
Comparable funeral operating profit	$210.2	$206.4

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending June 30, 2018.

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

Funeral Revenue
Consolidated revenue from funeral operations was $983.0 million for the six months ended June 30, 2018 compared to $957.6 million for the same period in 2017. This increase is primarily attributable to a $20.5 million increase in comparable revenue as described below and $11.1 million in revenue contributed by acquired properties, partially offset by the loss of $6.2 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $967.0 million for the six months ended June 30, 2018 compared to $946.5 million for the same period in 2017. The $20.5 million increase was primarily due to a 1.6% increase in comparable services performed. The increase in services performed comprises a 1.5% increase in services performed by our funeral homes and a 2.5% increase in cremation services performed by our non-funeral home channel.
Average revenue per service was relatively flat as a slight increase in the organic sales average was offset by a 120 basis point increase in the core cremation mix. Our total comparable cremation rate increased to 54.5% in the six months ended June 30, 2018 from 53.3% in 2017 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $6.2 million, or 3.0%, in the six months ended June 30, 2018 compared to the same period in 2017. This increase is primarily attributable to an increase in comparable funeral operating profit of $3.8 million, or 1.8%, and the increase in revenue described above. Comparable funeral operating profit increased $3.8 million to $210.2 million, which is primarily due to the increased revenue from funeral services performed resulting from the stronger flu season. This was slightly offset by investments in our marketing programs and search engine optimization that are leading to increased sales production, as well as from higher labor costs due to permanent wage increases for certain of our customer facing employees.

Cemetery Results

	Six Months Ended June 30,
	2018	2017
	(In millions)
Consolidated cemetery revenue	$607.6	$593.3
Less: Revenue associated with acquisitions/new construction	4.8	1.6
Less: Revenue associated with divestitures	0.3	1.0
Comparable[1] cemetery revenue	$602.5	$590.7

Consolidated cemetery operating profit	$173.0	$156.1
Less: Operating profit associated with acquisitions/new construction	1.0	0.2
Less: Operating loss associated with divestitures	—	(0.2)
Comparable cemetery operating profit	$172.0	$156.1

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending June 30, 2018.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $14.3 million, or 2.4%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily attributable to a $11.8 million increase in comparable revenue and $3.2 million in revenue contributed by acquired properties, partially offset by the loss of $0.7 million in properties that have been subsequently divested. The increase in comparable revenue over the prior year is primarily due to the completion of cemetery property construction projects and higher endowment care trust fund income.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $16.9 million, or 10.8%, in the six months ended June 30, 2018 compared to the same period in 2017. This increase is primarily the result of a $15.9 million increase in comparable operating profit. Comparable cemetery operating profit increased $15.9 million to $172.0 million and the operating margin percentage increased 210 basis points to 28.5%. The increase in comparable cemetery operating profit was partially due to increased revenue as described above, partially offset by investments in our marketing programs and search engine optimization that are leading to increased sales production, as well as from higher labor costs due to permanent wage increases for certain of our customer facing employee.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $16.7 million to $65.9 million in the six months ended June 30, 2018. The prior year period includes $12.8 million related to a pension termination settlement. Excluding these costs, general and administrative expenses decreased $3.9 million primarily related to decreased costs related to the Company's long-term incentive compensation program.
Gains on Divestitures and Impairment Charges, Net
Gains on divestitures and impairment charges, net, improved $1.7 million in the six months ended June 30, 2018 compared to the same period of 2017 , associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Hurricane (Expenses) Recoveries, Net
Hurricane (expenses) recoveries, net, reflects $4.2 million in damages incurred through June 30, 2018 at various locations caused by the 2017 hurricanes, offset by $4.5 million of insurance proceeds recognized through June 30, 2018.
Interest Expense
Interest expense increased $5.4 million to $88.1 million in the six months ended June 30, 2018 as we were impacted by increased interest rates on our floating rate debt as well as an increase in the overall balance of our total debt.
Loss on Early Extinguishment of Debt
We incurred a $10.1 million loss on early extinguishment of debt in the first six months of 2018 to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2018 notes.
(Provision For) Benefit From Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statute of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was an expense of 19.3% and a benefit of 21.6% for the six months ended June 30, 2018 and 2017, respectively. The higher effective tax rate for the six months ended June 30, 2018 was primarily due to the effects of the 2017 IRS audit settlement, partially offset by the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of the change in estimate in the finalization of the 2017 tax return and tax reform.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 188.5 million in the first six months of 2018, compared to 192.5 million in the same period in 2017. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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

Cautionary Statement on Forward-Looking Statements

The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as "believe," "estimate," "project," "expect," "anticipate," or "predict," that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by us, or on our behalf. Important factors, which could cause actual results to differ materially from those in forward-looking statements include, among others, the following:

•	Our affiliated funeral and cemetery trust funds own investments in securities, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed funeral and preneed cemetery activities, we may be required to make material cash payments to fund certain trust funds.

•	The funeral and cemetery industry is competitive.

•	Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.

•	The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

•	If the number of deaths in our markets decline, our cash flows and revenue may decrease.

•	If we are not able to respond effectively to changing consumer preferences, our market share, revenue, cash flows, and/or profitability could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.

•	Our funeral home and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

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

For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2017 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events, or otherwise.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2018 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchases during the three months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
April 1, 2018 - April 30, 2018	824,040	$38.16	824,040	$319,915,921
May 1, 2018 - May 31, 2018	1,191,055	$36.91	1,191,055	$275,955,648
June 1, 2018 - June 30, 2018	955,823	$36.27	955,823	$241,291,747
	2,970,918		2,970,918
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	—	Articles of Amendment to Restated Articles of Incorporation
3.4	—	Bylaws, as amended effective May 23, 2018
12.1	—	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2018 and 2017.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2018		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)