Form 10-Q
period 2018-09-30
SERVICE CORP INTERNATIONAL
filed 2018-10-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was 180,951,466 (net of treasury shares).

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
Cemetery Property Interment Rights — The exclusive right to determine the human remains that will be interred in a specific cemetery property space. See also Cemetery Property Revenue below.
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
Funeral Recognized Preneed Revenue — Funeral merchandise and travel protection, net sold on a preneed contract and delivered before a death has occurred.
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
Preneed Cemetery Production — Sales of preneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed, and the property has been constructed and is available for interment.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue:
Property and merchandise revenue	$392,410	$363,934	$1,158,224	$1,116,551
Service revenue	323,246	319,810	1,035,794	1,012,631
Other revenue	63,130	47,602	175,342	153,116
Total revenue	778,786	731,346	2,369,360	2,282,298
Costs and expenses:
Cost of property and merchandise	(203,349)	(189,818)	(600,997)	(588,370)
Cost of service	(188,893)	(179,924)	(568,034)	(546,978)
Overhead and other expenses	(220,374)	(211,828)	(650,270)	(636,417)
Total costs and expenses	(612,616)	(581,570)	(1,819,301)	(1,771,765)
Operating profit	166,170	149,776	550,059	510,533
General and administrative expenses	(41,070)	(38,992)	(106,990)	(121,644)
Gains (losses) on divestitures and impairment charges, net	7,970	(143)	15,317	5,545
Hurricane expenses, net	(767)	(1,290)	(437)	(1,290)
Operating income	132,303	109,351	457,949	393,144
Interest expense	(46,419)	(42,754)	(134,514)	(125,473)
Loss on early extinguishment of debt, net	—	—	(10,131)	—
Other income (expense), net	152	(19)	2,416	(1,049)
Income before income taxes	86,036	66,578	315,720	266,622
(Provision for) benefit from income taxes	(17,043)	(10,437)	(61,398)	32,830
Net income	68,993	56,141	254,322	299,452
Net (income) loss attributable to noncontrolling interests	(58)	23	(160)	(105)
Net income attributable to common stockholders	$68,935	$56,164	$254,162	$299,347
Basic earnings per share:
Net income attributable to common stockholders	$0.38	$0.30	$1.39	$1.59
Basic weighted average number of shares	180,858	187,435	182,859	187,761
Diluted earnings per share:
Net income attributable to common stockholders	$0.37	$0.29	$1.36	$1.56
Diluted weighted average number of shares	185,460	192,243	187,517	192,417
Dividends declared per share	$0.17	$0.15	$0.51	$0.43

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$68,993	$56,141	$254,322	$299,452
Other comprehensive income:
Foreign currency translation adjustments	5,951	16,580	(9,550)	30,185
Total comprehensive income	74,944	72,721	244,772	329,637
Total comprehensive income attributable to noncontrolling interests	(59)	14	(157)	(121)
Total comprehensive income attributable to common stockholders	$74,885	$72,735	$244,615	$329,516

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$158,301	$330,039
Receivables, net	84,018	90,304
Inventories	26,061	25,378
Other	32,107	35,575
Total current assets	300,487	481,296
Preneed receivables, net and trust investments	4,568,470	4,778,842
Cemetery property	1,835,761	1,791,989
Property and equipment, net	1,960,329	1,873,044
Goodwill	1,854,167	1,805,981
Deferred charges and other assets	954,478	601,184
Cemetery perpetual care trust investments	1,596,542	1,532,167
Total assets	$13,070,234	$12,864,503

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$482,357	$489,172
Current maturities of long-term debt	68,806	337,337
Income taxes payable	3,726	2,470
Total current liabilities	554,889	828,979
Long-term debt	3,542,314	3,135,316
Deferred revenue, net	1,431,181	1,789,776
Deferred tax liability	372,929	283,765
Other liabilities	402,593	410,982
Deferred receipts held in trust	3,687,394	3,475,430
Care trusts’ corpus	1,589,948	1,530,818
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 193,556,602 and 191,935,647 shares issued, respectively, and 180,933,966 and 186,614,747 shares outstanding, respectively	180,934	186,615
Capital in excess of par value	962,041	970,468
Retained earnings	313,720	210,364
Accumulated other comprehensive income	32,167	41,943
Total common stockholders’ equity	1,488,862	1,409,390
Noncontrolling interests	124	47
Total equity	1,488,986	1,409,437
Total liabilities and equity	$13,070,234	$12,864,503
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$254,322	$299,452
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	10,131	—
Depreciation and amortization	117,496	113,641
Amortization of intangibles	20,170	20,923
Amortization of cemetery property	47,509	46,533
Amortization of loan costs	4,531	4,344
Provision for doubtful accounts	6,522	6,846
Provision for (benefit from) deferred income taxes	25,491	(148,465)
Gains on divestitures and impairment charges, net	(15,317)	(5,545)
Gain on sale of investments	(2,636)	—
Share-based compensation	11,740	10,719
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(964)	12,568
Increase in other assets	(19,251)	(15,814)
(Decrease) increase in payables and other liabilities	(2,879)	66,455
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(37,387)	(58,631)
Increase in deferred revenue, net	43,329	37,438
Decrease in deferred receipts held in trust	(10,541)	(981)
Net cash provided by operating activities	452,266	389,483
Cash flows from investing activities:
Capital expenditures	(165,943)	(141,652)
Acquisitions, net of cash acquired	(187,616)	(75,818)
Proceeds from divestitures and sales of property and equipment	29,890	32,588
Proceeds from sale of investments	2,900	—
Payments for Company-owned life insurance policies	(14,283)	(6,189)
Proceeds from Company-owned life insurance policies	2,810	2,591
Purchase of land and other	(14,525)	175
Net cash used in investing activities	(346,767)	(188,305)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	395,000	120,000
Scheduled payments of debt	(25,601)	(26,376)
Early payments of debt	(259,590)	—
Principal payments on capital leases	(29,771)	(40,509)
Proceeds from exercise of stock options	18,481	30,672
Purchase of Company common stock	(275,726)	(148,818)
Payments of dividends	(93,002)	(80,711)
Purchase of noncontrolling interest	—	(4,580)
Bank overdrafts and other	(8,842)	2,790
Net cash used in financing activities	(279,051)	(147,532)
Effect of foreign currency on cash, cash equivalents, and restricted cash	(1,111)	9,463
Net (decrease) increase in cash, cash equivalents, and restricted cash	(174,663)	63,109
Cash, cash equivalents, and restricted cash at beginning of period	340,601	211,506
Cash, cash equivalents, and restricted cash at end of period	$165,938	$274,615
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	254,162	(9,547)	157	244,772
Dividends declared on common stock ($0.51 per share)	—	—	—	(93,002)	—	—	(93,002)
Employee share-based compensation earned	—	—	11,740	—	—	—	11,740
Stock option exercises	1,340	—	17,141	—	—	—	18,481
Restricted stock awards, net of forfeitures	178	—	(178)	—	—	—	—
Purchase of Company common stock	—	(7,302)	(38,159)	(230,265)	—	—	(275,726)
Noncontrolling interest payments	—	—	—	—	—	(80)	(80)
Other	103	—	1,029	—	—	—	1,132
Balance at September 30, 2018	$193,557	$(12,623)	$962,041	$313,720	$32,167	$124	$1,488,986

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
Funeral and Cemetery Operations
Revenue is recognized when control of the merchandise or services is transferred to the customer. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is developed and the interment right has been sold and can no longer be marketed or sold to another customer. Sales taxes collected are recognized on a net basis in our consolidated financial statements.
On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery, which occurs on the same day.

We also sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until control of the merchandise or the services is transferred to the customer, which is upon delivery of the merchandise or as services are performed, generally at the time of need.
On certain preneed contracts, we sell memorialization merchandise, which consists of urns and urn-related products, that we deliver to the customer at the time of sale. Revenue is recognized at the time of delivery when control of the memorialization merchandise is transferred.
For personalized marker merchandise sold on a preneed contract, we will:

•	purchase the merchandise from vendors,

•	personalize such merchandise in accordance with the customer's specific written instructions,

•	either store the merchandise at a third-party bonded storage facility or install the merchandise, based on the customer's instructions, and

•	transfer title to the customer.
We recognize revenue and record the cost of sales when control is transferred for the merchandise, which occurs upon delivery to the third-party storage facility or installation of the merchandise at the cemetery.
There is no general right of return for delivered items.
We also sell travel protection as an agent of a third party. Travel protection is a service that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family. We do not provide travel protection services and we are not primarily obligated to provide such services under these arrangements. Therefore, we record revenues, net of amounts due to these parties, at the time of sale.
Total consideration received for price-guaranteed preneed and for atneed contracts with customers represents the stated amount of the contract excluding any amounts collected on behalf of third parties, such as sales taxes. The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by either the amount we sell the performance obligation for on a stand-alone basis or our best estimate of the amount we would sell it for based on an adjusted market assessment approach that is consistent with our historical pricing practices.
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
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds by us to maintain the cemetery. This portion of the proceeds is not recognized as revenue. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue. These distributions are intended to defray cemetery maintenance costs incurred by us for our owned cemetery properties, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn; however, in lieu of the distribution of realized income, certain states allow a unitrust distribution which may contain elements of income, capital appreciation, and principal.
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
As of September 30, 2018, we had $281.7 million in deferred incremental direct selling costs included in Deferred charges and other assets. These deferred costs are classified as long-term on our Condensed Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. Such amounts are recognized based upon specific identification when the related performance obligations are delivered.
Insurance-funded preneed contracts
Not included in our Condensed Consolidated Balance Sheet are insurance-funded preneed contracts that will be funded by life insurance or annuity contracts issued by third party insurers. Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Condensed Consolidated Balance Sheet. The policyholder has made a revocable commitment to assign the proceeds from the policy to us at the time of need. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$158,301	$330,039
Restricted cash(1):
Included in Other current assets	5,692	8,625
Included in Deferred charges and other assets	1,945	1,937
Total restricted cash	7,637	10,562
Total cash, cash equivalents, and restricted cash	$165,938	$340,601

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Accounting Standards Adopted in 2018
Revenue Recognition
In May 2014, the FASB issued "Revenue from Contracts with Customers," which replaced existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.
The new standard, as amended, requires that we recognize revenue in the amount of which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.
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
Additionally, the amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts are required to be presented with Deferred revenue, net, instead of as Preneed receivables, net and trust investments on our unaudited Condensed Consolidated Balance Sheet. Accordingly, we reclassified $544.8 million of these amounts from Preneed receivables, net and trust investments to Deferred revenue, net. As a result of this reclassification, we eliminated our previous cancellation reserve on these performance obligations.
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
The impact of adopting the new guidance on our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Effect of New Guidance	Without New Guidance	As Reported	Effect of New Guidance	Without New Guidance
	(in thousands, except per share amounts)
Revenue	$778,786	$106	$778,892	$2,369,360	$1,124	$2,370,484
Costs and expenses	(612,616)	(253)	(612,869)	(1,819,301)	(14,205)	(1,833,506)
Operating profit (loss)	166,170	(147)	166,023	550,059	(13,081)	536,978
General and administrative expenses	(41,070)		(41,070)	(106,990)	—	(106,990)
Gain on divestitures and impairment charges, net	7,970	—	7,970	15,317	—	15,317
Hurricane recoveries, net	(767)	—	(767)	(437)	—	(437)
Operating income (loss)	132,303	(147)	132,156	457,949	(13,081)	444,868
Interest expense	(46,419)		(46,419)	(134,514)	—	(134,514)
Loss on early extinguishment of debt, net	—	—	—	(10,131)	—	(10,131)
Other income, net	152	—	152	2,416	—	2,416
Income (loss) before income taxes	86,036	(147)	85,889	315,720	(13,081)	302,639
(Provision for) benefit from income taxes	(17,043)	42	(17,001)	(61,398)	2,538	(58,860)
Net income (loss)	68,993	(105)	68,888	254,322	(10,543)	243,779
Net income attributable to noncontrolling interests	(58)	—	(58)	(160)	—	(160)
Net income (loss) attributable to common stockholders	$68,935	$(105)	$68,830	$254,162	$(10,543)	$243,619
Earnings per share (1)
Basic	$0.38	$—	$0.38	$1.39	$(0.06)	$1.33
Diluted	$0.37	$—	$0.37	$1.36	$(0.06)	$1.30

(1)	Net income per share is computed independently for each of the columns presented. Therefore, the sum of the first two columns' earnings per share may not equal the Without New Guidance column.
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayments and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on Company-owned life insurance. We adopted the new guidance retrospectively on January 1, 2018. As a result, we have recast our unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 as follows:

	As Previously Reported	Effect of New Guidance	As Recast
	(in thousands)
Net cash provided by (used in) operating activities	$389,614	$(131)	$389,483
Cash flows from investing activities:
Capital expenditures	(141,652)	—	(141,652)
Acquisitions, net of cash acquired	(49,635)	(26,183)	(75,818)
Proceeds from divestitures and sales of property and equipment	12,547	20,041	32,588
Payments for Company-owned life insurance policies	—	(6,189)	(6,189)
Proceeds from Company-owned life insurance policies	—	2,591	2,591
Other	175	—	175
Net cash used in investing activities	(178,565)	(9,740)	(188,305)
Net cash used in financing activities	(147,532)	—	(147,532)
Effect of foreign currency on cash, cash equivalents, and restricted cash	9,453	10	9,463
Net increase in cash, cash equivalents, and restricted cash	72,970	(9,861)	63,109
Cash, cash equivalents, and restricted cash at beginning of period	194,986	16,520	211,506
Cash, cash equivalents, and restricted cash at end of period	$267,956	$6,659	274,615

Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the unaudited Condensed Consolidated Statement of Operations. We adopted the new guidance on January 1, 2018 and applied the practical expedient of reclassifying the amounts disclosed as "total net periodic benefit cost" in Note 11 to our December 31, 2017 Form 10-K from Operating income to Other income (expense), net. For the third quarter of 2017, we reclassified $74 thousand and $221 thousand from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net. For the first nine months of 2017 we reclassified $221 thousand and $663 thousand from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net.
Financial Instruments
In January 2016 and February 2018, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. For us, these changes in fair value will be offset by a corresponding change in the fair value of Deferred receipts held in trust or Care trusts' corpus. The amendment also changes the required disclosures associated with equity instruments as a result of the change in presentation. The new guidance was effective for us on January 1, 2018 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, and cash flows as of and for the three and nine months ended September 30, 2018. We made the appropriate disclosure changes in Footnote 3 of this Form 10-Q.
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
Leases
In February 2016, January 2018, and July 2018, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize right of use lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
We will adopt ASU 2016-02 “Leases” on January 1, 2019 using the modified retrospective transition method, with a cumulative effect adjustment to opening Retained earnings recorded as of that date.  The modified retrospective transition method includes a number of optional practical expedients and accounting policy elections.

1)	We will elect a Package of Practical Expedients to not reassess:

•	whether a contract is or contains a lease (as an accounting policy election, we will not reassess whether arrangements grandfathered under EITF 01-8 are or contain leases),

•	lease classification, or

•	initial direct costs.

2)	We will not elect a practical expedient to use hindsight when determining lease term.

3)	We will elect the short-term lease recognition exemption.

4)	The remaining practical expedients do not apply or are not expected to have a material impact.

We have established a team to implement the standard update. The implementation team reports findings and progress of the project to management on a frequent basis. We have begun implementation of a new enterprise-wide lease management system in the form of a pre-configured software as a service cloud-based application to support the adoption and ongoing lease requirements under the new guidance. This system serves as a lease database to manage our lease inventory centrally and ensure completeness of lease inventory. The system also produces accounting entries and financial reporting disclosures accurately under the new guidance and provides lease activity business intelligence reporting. We are currently testing the new system to ensure it produces the data to prepare the required accounting entries and disclosures under the new guidance upon adoption and on an ongoing basis. We are evaluating additional changes to our processes and internal controls to facilitate adoption on January 1, 2019 and to meet the standard’s on-going reporting and disclosure requirements.
Our current operating lease portfolio is primarily composed of real estate and equipment. Upon adoption of this standard, we expect to recognize a right-of-use asset and liability related to substantially all operating lease arrangements. We are developing our estimate of the right-of-use asset and lease liability based on the present value of the lease payments.  Based on our current lease portfolio, we expect the adoption of the new standard to significantly impact our consolidated financial position due to the recognition of the right-of-use asset and liability for our operating leases. However, the ultimate impact of adoption will depend on the lease portfolio as of the adoption date.
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
Fair Value Measurements
In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy for timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for us with our quarterly filing for the period ended March 31, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Retirement Plans
In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For us, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for us with our annual filing for the year ended December 31, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Internal Use Software
In August 2018, the FASB amended "Internal Use Software" to align the requirements for capitalizing implementation costs incurred in a hosting arrangement for software-as-a-service that is a service contract with the requirements for capitalizing those costs in a hosting arrangement that includes a software license. Costs for implementation activities in the application development stage are capitalized, depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed. Any capitalized costs are expensed over the term of the hosting arrangement. Cash payments for the implementation costs, whether capitalized or not, are presented as operating outflows as that is consistent with the presentation of the fees in the hosting arrangement.The new guidance is effective for us on January 1, 2020, and we are still assessing the impact on our consolidated results of operations, consolidated financial position, and cash flows.

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Preneed funeral receivables(1)	$117,730	$336,925
Preneed cemetery receivables(1)	856,637	1,118,146
Preneed receivables from customers(1)	974,367	1,455,071
Unearned finance charge	(46,273)	(45,515)
Allowance for cancellation (1)	(48,667)	(107,749)
Preneed receivables, net	$879,427	$1,301,807

Trust investments, at market	$5,023,407	$4,749,548
Insurance-backed fixed income securities and other	262,178	259,654
Trust investments	5,285,585	5,009,202
Less: Cemetery perpetual care trust investments	(1,596,542)	(1,532,167)
Preneed trust investments	$3,689,043	$3,477,035

Preneed receivables, net and trust investments	$4,568,470	$4,778,842

(1)
Upon adoption of "Revenue from Contracts with Customers" on January 1, 2018, we reclassified amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts as a reduction in Deferred revenue, net. As a result of this reclassification, we eliminated the allowance for cancellation on these performance obligations.

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Deposits	$96,539	$86,028	$296,651	$277,286
Withdrawals	$97,525	$99,872	$318,818	$297,595
Purchases of securities	$265,125	$886,732	$1,273,683	$1,792,190
Sales of securities	$295,983	$509,675	$1,331,981	$1,742,860
Realized gains (1)	$70,095	$79,971	$216,241	$185,897
Realized losses (1)	$(20,358)	$(17,707)	$(50,210)	$(62,657)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at September 30, 2018 and December 31, 2017 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	September 30, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,924	$14	$(621)	$49,317
Canadian government	2	59,507	36	(1,738)	57,805
Corporate	2	24,962	67	(336)	24,693
Residential mortgage-backed	2	3,809	10	(91)	3,728
Asset-backed	2	142	2	(10)	134
Equity securities:
Preferred stock	2	10,080	891	(186)	10,785
Common stock:
United States	1	1,208,054	295,891	(42,913)	1,461,032
Canada	1	36,162	11,804	(1,425)	46,541
Other international	1	75,039	10,707	(4,613)	81,133
Mutual funds:
Equity	1	728,307	45,012	(12,089)	761,230
Fixed income	1	1,231,818	3,492	(46,257)	1,189,053
Other	3	14,726	4,228	—	18,954
Trust investments, at fair value		3,442,530	372,154	(110,279)	3,704,405
Commingled funds
Fixed income		427,226	2,462	(17,359)	412,329
Equity		206,040	40,558	(2)	246,596
Money market funds		380,743	—	—	380,743
Private equity		212,462	68,388	(1,516)	279,334
Trust investments, at net asset value		1,226,471	111,408	(18,877)	1,319,002
Trust investments, at market		$4,669,001	$483,562	$(129,156)	$5,023,407

	December 31, 2017
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,805	$14	$(117)	$48,702
Canadian government	2	81,500	160	(1,089)	80,571
Corporate	2	13,540	327	(170)	13,697
Residential mortgage-backed	2	3,279	16	(14)	3,281
Asset-backed	2	320	15	(10)	325
Equity securities:
Preferred stock	2	7,834	385	(139)	8,080
Common stock:
United States	1	1,161,015	266,822	(24,739)	1,403,098
Canada	1	30,762	12,545	(522)	42,785
Other international	1	63,510	13,174	(2,834)	73,850
Mutual funds:
Equity	1	613,934	59,100	(4,312)	668,722
Fixed income	1	1,230,196	11,897	(23,943)	1,218,150
Other	3	5,953	3,114	—	9,067
Trust investments, at fair value		3,260,648	367,569	(57,889)	3,570,328
Commingled funds
Fixed income		454,242	235	(5,860)	448,617
Equity		214,000	12,826	—	226,826
Money market funds		287,435	—	—	287,435
Private equity		166,860	51,631	(2,149)	216,342
Trust investments, at net asset value		1,122,537	64,692	(8,009)	1,179,220
Trust investments, at market		$4,383,185	$432,261	$(65,898)	$4,749,548
As of September 30, 2018, our unfunded commitment for our private equity and other investments was $96.3 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Fair value, beginning balance	$20,194	$7,924	$9,067	$7,163
Net unrealized gains (losses) included in Other income (expense), net(1)	1,020	(116)	750	694
Purchases	36	1,881	43	1,909
Sales	(9)	(854)	(9)	(931)
Acquisitions	(2,287)	—	9,103	—
Fair value, ending balance	$18,954	$8,835	$18,954	$8,835

(1)
All net unrealized gains (losses) recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2018 to 2077. Maturities of fixed income securities (excluding mutual funds) at September 30, 2018 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$64,152
Due in one to five years	59,940
Due in five to ten years	10,290
Thereafter	1,295
$135,677
Recognized trust fund income (realized and unrealized) related to these trust investments was $50.2 million and $39.1 million for the three months ended September 30, 2018 and 2017, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $147.3 million and $122.6 million for the nine months ended September 30, 2018 and 2017, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of September 30, 2018 and December 31, 2017, respectively, are shown in the following tables:

	September 30, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$25,192	$(576)	$3,119	$(45)	$28,311	$(621)
Canadian government	—	—	26,469	(1,738)	26,469	(1,738)
Corporate	9,332	(65)	6,089	(271)	15,421	(336)
Residential mortgage-backed	3,378	(89)	100	(2)	3,478	(91)
Asset-backed	—	—	99	(10)	99	(10)
Total temporarily fixed income impaired securities	$37,902	$(730)	$35,876	$(2,066)	$73,778	$(2,796)

	December 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,014	$(115)	$106	$(2)	$29,120	$(117)
Canadian government	20,947	(639)	6,370	(450)	27,317	(1,089)
Corporate	2,423	(31)	4,453	(139)	6,876	(170)
Residential mortgage-backed	2,880	(12)	151	(2)	3,031	(14)
Asset-backed	—	—	74	(10)	74	(10)
Total temporarily impaired fixed income securities	$55,264	$(797)	$11,154	$(603)	$66,418	$(1,400)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Deferred revenue	$1,999,092	$1,789,776
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	(567,911)	—
Deferred revenue, net	$1,431,181	$1,789,776

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the nine months ended September 30, 2018:

2018
(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,265,206
Cumulative effect of accounting changes	37,991
Net preneed contract sales	745,566
Acquisitions (divestitures) of businesses, net	159,194
Net investment earnings (1)	102,119
Recognized revenue from backlog (2)	(297,407)
Recognized revenue from current period sales	(403,477)
Change in amounts due on unfulfilled performance obligations	(544,780)
Change in cancellation reserve	62,120
Effect of foreign currency and other	(7,957)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,118,575
(1)Includes both realized and unrealized investment earnings.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the Tax Act), which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for the Tax Act, the SEC issued Staff Accounting Bulletin (SAB) 118, which requires that we include in our financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined.
SAB 118 allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider both the recognition of the transition tax and the remeasurement of deferred taxes incomplete. We adjusted our provisional amounts during the nine months ended September 30, 2018 by $16.3 million due to the remeasurement of deferred taxes resulting from a change in estimate related to the finalization of the 2017 tax return. Additionally, new guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period identified.
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 19.8% and 15.7% for the three months ended September 30, 2018 and 2017, respectively. The increase in the effective tax rate for the three months ended September 30, 2018 was primarily the result of lower tax benefits recognized on the settlement of employee share-based awards. Our effective tax rate was an expense of 19.4% and a benefit of 12.3% for the nine months ended September 30, 2018 and 2017, respectively. The higher effective tax rate for the nine months ended September 30, 2018 was primarily due to the effects of the 2017 IRS audit settlement, partially offset by the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of the change in estimate in the finalization of the 2017 tax return.
Unrecognized Tax Benefits
As of September 30, 2018, the total amount of our unrecognized tax benefits was $80.8 million and the year-to-date total amount of our accrued interest was $13.2 million.
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
5. Debt
Debt as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	550,000
Term Loan due December 2022	649,688	675,000
Bank Credit Facility due December 2022	395,000	—
Obligations under capital leases	212,126	197,232
Mortgage notes and other debt, maturities through 2050	5,749	6,036
Unamortized premiums, net	6,789	7,456
Unamortized debt issuance costs	(33,232)	(38,071)
Total debt	3,611,120	3,472,653
Less: Current maturities of long-term debt	(68,806)	(337,337)
Total long-term debt	$3,542,314	$3,135,316
Current maturities of debt at September 30, 2018 include amounts due under our Term Loan, mortgage notes and other debt, and capital leases within the next year.
Our consolidated debt had a weighted average interest rate of 4.93% and 4.73% at September 30, 2018 and December 31, 2017, respectively. Approximately 66% and 75% of our total debt had a fixed interest rate at September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, we paid $113.1 million and $101.7 million in cash interest, respectively.
Bank Credit Agreement
As of September 30, 2018, we have $395.0 million of outstanding borrowings under our Bank Credit Facility due December 2022; $649.7 million of outstanding borrowings under our Term Loan due December 2022; and issued $33.3 million of letters of credit. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2018, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.25% at September 30, 2018. As of September 30, 2018, we have $571.7 million in borrowing capacity under the Bank Credit Facility.

Debt Issuances and Additions
During the nine months ended September 30, 2018, we drew $395.0 million on our Bank Credit Facility as follows:

•	$175.0 million to fund the redemption of our 7.625% Senior notes due October 2018 in January 2018.

•	$10.0 million to make required payments on our Term Loan due December 2022 in March 2018.

•	$185.0 million to fund acquisition activity, to make required payments on our Term Loan due December 2027 and for general corporate purposes in June 2018.

•	$25.0 million to fund acquisition activity and for general corporate purposes in September 2018.
During the nine months ended September 30, 2017, we drew $120.0 million on our Bank Credit Facility to make required payments on our Term Loan, to fund our IRS settlement payments, and for general corporate purposes.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2018, we made aggregate debt payments of $285.2 million for scheduled and early extinguishment payments including:
•$250.0 million in aggregate principal of our 7.625% Senior Notes due October 2018;
•$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;
•$25.3 million in aggregate principal of our Term Loan due December 2022; and
•$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Loss on early extinguishment of debt in our unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.
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
The fair value of our debt instruments at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$259,563
4.5% Senior Notes due November 2020	200,000	199,590
8.0% Senior Notes due November 2021	166,200	175,313
5.375% Senior Notes due January 2022	430,911	436,178
5.375% Senior Notes due May 2024	867,000	892,118
7.5% Senior Notes due April 2027	225,500	238,004
4.625% Senior Notes due December 2027	528,000	558,250
Term Loan due December 2022	649,688	675,000
Bank Credit Facility due December 2022	395,000	—
Mortgage notes and other debt, maturities through 2050	5,749	6,036
Total fair value of debt instruments	$3,468,048	$3,440,052
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

7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2018, we repurchased 7,301,736 shares of common stock at an aggregate cost of $275.7 million, which is an average cost per share of $37.76. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $194.4 million at September 30, 2018.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017(1)	2018	2017(1)
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$236,021	$236,166	$753,378	$757,096
Matured preneed revenue	138,754	135,219	450,081	425,281
Core funeral revenue	374,775	371,385	1,203,459	1,182,377
Non-funeral home revenue	11,534	10,783	37,249	34,804
Recognized preneed revenue	32,129	26,630	98,508	88,883
Other revenue	32,518	28,731	94,753	89,103
Total funeral revenue	450,956	437,529	1,433,969	1,395,167
Cemetery revenue:
Atneed revenue	76,983	76,079	240,967	238,196
Recognized preneed property revenue	151,269	129,611	403,375	378,546
Recognized preneed merchandise and services revenue	68,967	69,255	210,460	206,376
Core cemetery revenue	297,219	274,945	854,802	823,118
Other revenue	30,611	18,872	80,589	64,013
Total cemetery revenue	327,830	293,817	935,391	887,131
Total revenue from customers	$778,786	$731,346	$2,369,360	$2,282,298
Operating profit:
Funeral operating profit	$68,145	$70,118	$279,021	$274,802
Cemetery operating profit	98,025	79,658	271,038	235,731
Operating profit from reportable segments	166,170	149,776	550,059	510,533
General and administrative expenses	(41,070)	(38,992)	(106,990)	(121,644)
Gains (losses) on divestitures and impairment charges, net	7,970	(143)	15,317	5,545
Hurricane expenses, net	(767)	(1,290)	(437)	(1,290)
Operating income	132,303	109,351	457,949	393,144
Interest expense	(46,419)	(42,754)	(134,514)	(125,473)
Loss on early extinguishment of debt, net	—	—	(10,131)	—
Other income (expense), net	152	(19)	2,416	(1,049)
Income before income taxes	$86,036	$66,578	$315,720	$266,622
(1) The results for the three and nine months ended September 30, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended September 30,
Revenue from external customers:
2018	$731,147	$47,639	$778,786
2017 (1)	$685,186	$46,160	$731,346
Nine Months Ended September 30,
Revenue from external customers:
2018	$2,225,705	$143,655	$2,369,360
2017 (1)	$2,140,796	$141,502	$2,282,298

(1) The results for the three and nine months ended September 30, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2018 and December 31, 2017, we have self-insurance reserves of $76.6 million and $78.2 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Fredeen, Romano, Doyle, Horton, Quismundo, and Kallweit lawsuits described below. Given the nature of these lawsuits, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. In addition, this lawsuit also asserts claims under the California Private Attorney General Act (PAGA) provisions on behalf of other similarly situated California persons. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. In July 2017, the arbitrator entered an award rejecting the plaintiffs' claims, ruling that they did not sue the correct party. Plaintiffs continue to assert claims under PAGA that are not subject to arbitration.
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration and the arbitrator has determined that the claims will proceed as a bilateral proceeding. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act.

Lisa Fredeen, an aggrieved employee and on behalf of other aggrieved employees v. California Cemetery and Funeral Services, LLC, et al; Case No. BC706930; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed on May 18, 2018, by the same law firm that filed the Vasquez case described above against SCI subsidiaries, asserting claims for violations of the California Labor Code and PAGA, based on alleged facts similar to those alleged in the Vasquez suit. The plaintiff seeks civil penalties, interest and attorneys’ fees.
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against SCI subsidiaries and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016, against SCI subsidiaries, on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed an additional lawsuit, against SCI subsidiaries, alleging individual and PAGA claims similar to those alleged in the Horton case. The additional lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego.
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
Other Potential Contingencies
In October of 2018, we received a letter from the Illinois Office of the Comptroller claiming that we improperly withdrew a total of $13.6 million from perpetual care trusts covering 24 of its cemeteries in Illinois. We believe these withdrawals were entirely proper for the ongoing care of those cemeteries under Illinois law. We intend to vigorously defend its withdrawal of those funds.

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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$68,935	$56,164	$254,162	$299,347
After tax interest on convertible debt	15	13	45	38
Net income — diluted	$68,950	$56,177	$254,207	$299,385
Weighted average shares (denominator):
Weighted average shares — basic	180,858	187,435	182,859	187,761
Stock options	4,284	4,575	4,364	4,448
Restricted stock units	197	112	173	87
Convertible debt	121	121	121	121
Weighted average shares — diluted	185,460	192,243	187,517	192,417
Net income per share:
Basic	$0.38	$0.30	$1.39	$1.59
Diluted	$0.37	$0.29	$1.36	$1.56
The computation of diluted EPS excludes outstanding stock options in certain periods in which the inclusion of such options would be anti-dilutive in the periods presented. Total options not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Anti-dilutive options	831	—	980	878
11. Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses existing debt in conjunction with the closing of the acquisition.

The primary reasons for the acquisition and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition enhances our network footprint, enabling us to serve a number of new, complementary areas and

•	the acquisition of the preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

(in thousands)
Other current assets	$2,881
Cemetery property	28,683
Property and equipment, net	25,717
Preneed receivables, net and trust investments	102,720
Finite-lived intangible assets	47,017
Indefinite-lived intangible assets	18,000
Deferred charges and other assets	1,717
Cemetery perpetual care trust investments	53,027
Goodwill	27,416
Total assets acquired	307,178
Current liabilities	4,205
Deferred revenue and deferred receipts held in trust	112,874
Deferred income taxes	5,064
Care trusts' corpus	53,027
Total liabilities assumed	175,170
Net assets acquired	$132,008

The purchase accounting adjustments are preliminary as we have not finalized our assessment of the fair value as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.

Included in preneed receivables, net and trust investments are receivables under preneed contracts with a fair value of $3.8 million. The gross amount due under the contracts is $4.3 million, of which $0.5 million is not expected to be collected.

Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $27.4 million in goodwill recognized, $15.3 million was allocated to our cemetery segment and $12.1 million was allocated to our funeral segment. Additionally, $15.7 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)

Other preneed customer relationships	10	20	$23,993
Selling and management agreements	89	89	13,176
Operating leases	89	89	2,848
Tradenames	89	89	7,000
Tradenames		Indefinite	18,000
Total intangible assets			$65,017

We incurred acquisition costs of $2.2 million, which are included in General and administrative expenses. The acquired businesses contributed revenue of $10.4 million and net income of $1.1 million for the period from June 8, 2018 through September 30, 2018.

Proforma summary results for the twelve months ended December 31, 2017 and the nine months ended September 30, 2018 have not been provided as it is impracticable to do so given the extent of integration activities to date.

Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Gains (losses) on divestitures, net	$8,058	$(62)	$16,199	$22,611
Impairment losses	(88)	(81)	(882)	(17,066)
Gains (losses) on divestitures and impairment charges, net	$7,970	$(143)	$15,317	$5,545
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2018, we operated 1,478 funeral service locations and 481 cemeteries (including 286 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $11.3 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2018. Preneed selling provides us with a strategic opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to return capital to shareholders through share repurchases and dividends.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $452.3 million in the first nine months of 2018. We have $571.7 million in borrowing capacity under our bank credit facility.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2018, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2018 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.86
Interest coverage ratio	3.00 (Min)	5.23
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
Repurchase shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the nine months ended September 30, 2018, we repurchased 7,301,736 shares of common stock at an aggregate cost of $275.7 million, which is an average cost per share of $37.76. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $194.4 million at September 30, 2018. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our bank credit agreement contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our share repurchase program in the future.
Repurchase debt. We seek open market debt repurchases when it is opportunistic to do so relative to other capital development opportunities to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity are available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting our operating, investing, and financial needs.
Operating Activities
Net cash provided by operating activities increased $62.8 million to $452.3 million in the first nine months of 2018, compared to $389.5 million in the first nine months of 2017. The current period includes a $5.6 million tax refund related to the March 2017 settlement of audits for tax years 1999-2005. The prior year includes $34.2 million cash taxes paid in 2017 related to the March 2017 settlement of audits for tax years 1999-2005 (see Part I, Item 1. Financial Statements, Note 4 for more information) and $6.3 million in pension termination settlement payments.
Excluding the above items, cash flow from operations increased $16.7 million from the prior year as a result of the following:

•	a $70.7 million increase in cash receipts from customers,

•	a $3.7 million increase in net trust withdrawals,

•	a $3.3 million increase in hurricane insurance proceeds,

•	a $7.1 million increase in General Agency (GA) and other receipts, and

•	a $31.4 million decrease in cash tax payments as a result of the impact of recently enacted tax reform and effective tax planning, excluding the tax items noted above, partially offset by;

•	a $54.6 million increase in vendor and other payments,

•	a $33.5 million increase in employee compensation paid, and

•	a $11.4 million increase in cash interest paid.

Investing Activities
Cash flows from investing activities used $346.8 million in the first nine months of 2018 compared to using $188.3 million in the same period of 2017. The $158.5 million increase from 2018 over 2017 is primarily due to the following:
•a $2.7 million decrease in cash receipts from divestitures and asset sales,
•a $111.8 million increase in cash spent on acquisitions,
•a $24.3 million increase in capital expenditures primarily due to improvements at existing funeral homes,
•a $14.7 million increase primarily for the purchase of land, and
•a $7.9 million increase in payments for Company-owned life insurance policies, net of proceeds, partially offset by

•	a $2.9 million increase in proceeds from sale of other investments.
Financing Activities
Financing activities used $279.1 million in the first nine months of 2018 compared to using $147.5 million in the same period of 2017. The $131.6 million increase from 2018 over 2017 is primarily due to the following:

•	a $126.9 million increase in purchase of Company common stock, and

•	a $12.3 million increase in payments of dividends, and

•	a $12.2 million decrease in proceeds from exercises of stock options, and

•	a $11.6 million decrease in bank overdrafts and other, partially offset by

•	a $26.9 million increase in net debt issuance proceeds, net of payments, and

•	a $4.6 million decrease in purchase of non-controlling interest.
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

	September 30, 2018	December 31, 2017
	(In millions)
Preneed funeral	$107.6	$109.8
Preneed cemetery:
Merchandise and services	138.0	132.2
Pre-construction	15.2	11.9
Bonds supporting preneed obligations	260.8	253.9
Bonds supporting preneed business permits	4.7	4.5
Other bonds	18.8	18.0
Total surety bonds outstanding	$284.3	$276.4
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2018 and 2017, we had $18.1 million and $17.6 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Preneed Funeral and Cemetery Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Because preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be deposited into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Alternatively, we may sell a life insurance or annuity policy from third-party insurance companies.
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
The table below details the results of insurance-funded preneed production and maturities for the three and nine months ended September 30, 2018 and 2017, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Preneed insurance-funded:
Sales production (1)	$144.1	$124.9	$418.8	$386.2
Sales production (number of contracts) (1)	25,007	21,297	71,828	64,305
General agency revenue	$34.6	$29.1	$102.2	$90.9
Maturities	$77.9	$77.4	$257.0	$249.5
Maturities (number of contracts)	13,387	13,061	43,638	42,144

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
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

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$88.5	$76.6	$273.5	$241.1
Sales production (number of contracts)	23,476	22,451	74,472	72,112
Maturities	$67.8	$64.0	$215.4	$195.7
Maturities (number of contracts)	16,649	16,065	53,492	50,897
Cemetery:
Sales production:
Preneed	$209.6	$194.8	$656.7	$638.3
Atneed	76.4	74.6	241.4	237.8
Total sales production	$286.0	$269.4	$898.1	$876.1
Sales production deferred to backlog:
Preneed	$104.0	$91.5	$321.4	$292.2
Atneed	56.7	55.2	179.4	173.9
Total sales production deferred to backlog	$160.7	$146.7	$500.8	$466.1
Revenue recognized from backlog:
Preneed	$100.3	$79.9	$238.5	$210.6
Atneed	56.6	55.8	177.0	171.4
Total revenue recognized from backlog	$156.9	$135.7	$415.5	$382.0

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2018 and December 31, 2017. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2018 and December 31, 2017. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	September 30, 2018		December 31, 2017
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.43	$1.43	$1.79	$1.79
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.57	0.57	—	—
Deferred receipts held in trust	3.69	3.41	3.48	3.18
Allowance for cancellation	(0.29)	(0.27)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.40	$5.14	$5.00	$4.72
Backlog of insurance-funded deferred revenue(2)	5.93	5.93	5.66	5.66
Total backlog of deferred revenue	$11.33	$11.07	$10.66	$10.38
Preneed receivables, net and trust investments	$4.57	$4.29	$4.78	$4.48
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts(1)	0.57	0.57	—	—
Allowance for cancellation on trust investments	(0.29)	(0.27)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.85	$4.59	$4.51	$4.23
Insurance policies associated with insurance-funded deferred revenue(2)	5.93	5.93	5.66	5.66
Total assets associated with backlog of preneed deferred revenue	$10.78	$10.52	$10.17	$9.89

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

(2)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2018, the difference between the backlog and asset fair value amounts totaled $0.55 billion, consisting of $0.25 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.09 billion collected from customers that were not required to be deposited into trust, and $0.21 billion in allowable cash distributions from trust assets. As of September 30, 2018, the fair value of the total backlog comprised $3.02 billion related to cemetery contracts and $8.31 billion related to funeral contracts. As of September 30, 2018, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.77 billion related to cemetery contracts and $2.08 billion related to funeral contracts.
Trust Investments
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Because preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future at the prices that were guaranteed at the time of sale.
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation to provide for the maintenance and beautification of cemetery properties. However, beginning in 2016, we worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. Currently, the asset allocation is split approximately evenly between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of September 30, 2018, approximately 86% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2018, the largest single equity position represented less than 1% of the total securities portfolio.
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

Trust Performance
During the nine months ended September 30, 2018, the Standard and Poor’s 500 Index increased 10.6% and the Barclay’s Aggregate Index decreased 1.6%, while the combined SCI trusts increased 4.4%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended September 30, 2018 and 2017
Management Summary
In the three months ended September 30, 2018, we reported net income attributable to common stockholders of $68.9 million ($0.37 per diluted share) compared to net income attributable to common stockholders for the same period in 2017 of $56.2 million ($0.29 per diluted share). These results were affected by the following items:

	Three Months Ended September 30,
	2018	2017
	(In millions)
Pre-tax gains (losses) from divestitures and impairment charges, net	$8.0	$(0.1)
Pre-tax legal settlement	$—	$(11.5)
Tax (provision for) benefit from above items	$(0.8)	$4.0
Change in certain tax reserves and other	$(2.6)	$0.8
In addition to the above items, the increase in diluted earnings per share was primarily driven by solid funeral and cemetery results, the impact of new accounting standards and selling processes, a lower effective tax rate, and a lower share count, partially offset by higher interest expense.
Funeral Results

	Three Months Ended September 30,
	2018	2017
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$451.0	$437.5
Less: Revenue associated with acquisitions/new construction	12.3	4.4
Less: Revenue associated with divestitures	0.3	2.9
Comparable (1) funeral revenue	438.4	430.2
Less: Comparable recognized preneed revenue	31.5	26.6
Less: Comparable general agency and other revenue	32.1	28.6
Adjusted comparable funeral revenue	$374.8	$375.0
Comparable services performed	70,460	70,805
Comparable average revenue per service (2)	$5,319	$5,296

Consolidated funeral operating profit	$68.1	$70.1
Less: Operating profit associated with acquisitions/new construction	0.8	0.7
Less: Operating loss associated with divestitures	(0.2)	(1.2)
Comparable funeral operating profit	$67.5	$70.6

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending September 30, 2018.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue represents travel protection, net and merchandise sold on a preneed contract and delivered before death has occurred, and is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $451.0 million for the three months ended September 30, 2018 compared to $437.5 million for the same period in 2017. This increase is primarily attributable to a $8.2 million increase in comparable revenue as described below and $7.9 million in revenue contributed by acquired and newly constructed properties. These increases were partially offset by the loss of $2.6 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $438.4 million for the three months ended September 30, 2018 compared to $430.2 million for the same period in 2017. This $8.2 million increase is due to a 0.4% increase in our total average revenue per funeral service, an increase in general agency revenue resulting from higher preneed funeral sales production, and an increase in recognized preneed revenue driven by an increase the number of contracts sold through our non-funeral home sales channel, partially offset by 0.5% lower comparable services performed.
An increase in the organic sales average was offset by a 160 basis point increase in our total cremation mix. Our total comparable cremation rate increased to 55.0% in the three months ended September 30, 2018 from 53.4% in 2017 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $2.0 million, or 2.9%, in the three months ended September 30, 2018 compared to the same period in 2017. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $3.1 million, or 4.4%. Comparable funeral operating profit decreased $3.1 million to $67.5 million and the operating margin percentage decreased 100 basis points to 15.4%. Our fixed costs in the funeral segment were higher by $9.4 million, or 3.6%, as expected wage increases for critical customer-facing employees and higher self-insured medical claims added to the increase. Additionally, we experienced higher selling costs associated with marketing and sales lead procurement that we believe are benefiting funeral preneed sales production.
Cemetery Results

	Three Months Ended September 30,
	2018	2017
	(In millions)
Consolidated cemetery revenue	$327.8	$293.8
Less: Revenue associated with acquisitions	6.6	1.2
Less: Revenue associated with divestitures	0.1	0.5
Comparable (1) cemetery revenue	$321.1	$292.1

Consolidated cemetery operating profit	$98.0	$79.7
Less: Operating profit associated with acquisitions	1.6	0.5
Less: Operating profit (loss) associated with divestitures	0.3	(0.1)
Comparable cemetery operating profit	$96.1	$79.3

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending September 30, 2018.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $34.0 million, or 11.6%, in the third quarter of 2018 compared to the same period in 2017 primarily due to a $29.0 million increase in comparable cemetery revenue described below and $5.4 million in revenue contributed by acquired properties. The increase in comparable revenue over the prior year quarter is primarily due to an increase in sales production, the completion of cemetery property construction projects that were previously sold, and higher other revenue (primarily endowment care trust fund income).
Cemetery Operating Profit
Consolidated cemetery operating profit increased $18.3 million, or 23.0%, in the third quarter of 2018 compared to the same period in 2017. Comparable cemetery operating profit increased $16.8 million to $96.1 million and the operating margin percentage increased 280 basis points to 29.9%. The revenue increases mentioned above were partially offset by investments in digital marketing mentioned above, as well as higher labor costs due to permanent wage increases for certain of our critical customer-facing employees and higher self-insured medical claims.

Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $2.1 million to $41.1 million in the third quarter of 2018. The prior year quarter included a legal settlement for $11.5 million. Excluding this legal settlement, general and administrative expenses were unfavorable by $13.6 million primarily related to higher expenses for our long-term incentive compensation plan because the plan is tied to increases in total shareholder return.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures increased $8.1 million to $8.0 million in the three months ended September 30, 2018 associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Hurricane Expenses, Net
Hurricane expenses, net, reflects $0.8 million in expenses incurred in the three months ended September 30, 2018 as we continue repairs at various locations caused by the 2017 hurricanes and locations impacted by hurricanes in the current year.
Hurricane expenses, net, reflects $1.3 million in expenses incurred in the three months ended September 30, 2017 as we experienced repairs at various locations caused by the 2017 hurricanes.
Interest Expense
Interest expense increased $3.7 million to $46.4 million in the third quarter of 2018 due to higher interest rates on our floating rate debt as well as an increase in the overall balance of our total debt.
(Provision For) Benefit From Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. The GAAP effective income tax rate for the third quarter of 2018 was 19.8%, up from the third quarter rate of 15.7% for 2017. The increase in the rate from the prior year quarter was primarily the result of lower tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 185.5 million in the three months ended September 30, 2018, compared to 192.2 million in the same period in 2017. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Results of Operations — Nine Months Ended September 30, 2018 and 2017

Management Summary
In the nine months ended September 30, 2018, we reported net income attributable to common stockholders of $254.2 million ($1.36 per diluted share) compared to net income attributable to common stockholders for the same period in 2017 of $299.3 million ($1.56 per diluted share). These results were affected by the following items:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Pre-tax gains from divestitures and impairment charges, net	$15.3	$5.5
Pre-tax losses from the early extinguishment of debt, net	$(10.1)	$—
Pre-tax legal settlement	$—	$(11.5)
Pre-tax pension termination settlement	$—	$(12.8)
Tax (provision for) benefit from above items	$(1.4)	$6.6
Change in certain tax reserves and other	$14.8	$108.0
After considering the impact of the items above, the increase in diluted earnings per share was primarily driven by solid funeral and cemetery results, the impact of new accounting standards and selling processes, and a lower share count, partially offset by higher interest expense.

Funeral Results

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,434.0	$1,395.2
Less: Revenue associated with acquisitions/new construction	27.6	8.7
Less: Revenue associated with divestitures	2.3	11.5
Comparable (1) funeral revenue	1,404.1	1,375.0
Less: Comparable recognized preneed revenue	97.6	88.9
Less: Comparable general agency and other revenue	93.6	88.6
Adjusted comparable funeral revenue	$1,212.9	$1,197.5
Comparable services performed	228,949	226,624
Comparable average revenue per service (2)	$5,298	$5,284

Consolidated funeral operating profit	$279.0	$274.8
Less: Operating profit associated with acquisitions/new construction	2.5	2.0
Less: Operating loss associated with divestitures	(1.8)	(4.3)
Comparable funeral operating profit	$278.3	$277.1

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending September 30, 2018.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue represents travel protection, net and merchandise sold on a preneed contract and delivered before death has occurred, and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $1,434.0 million for the nine months ended September 30, 2018 compared to $1,395.2 million for the same period in 2017. This increase is primarily attributable to a $29.1 million increase in comparable revenue as described below and $18.9 million in revenue contributed by acquired and newly constructed properties, partially offset by the loss of $9.2 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,404.1 million for the nine months ended September 30, 2018 compared to $1,375.0 million for the same period in 2017. The $29.1 million increase was primarily due to a 1.0% increase in comparable services performed. The increase in services performed comprises a 0.9% increase in services performed by our funeral homes and a 2.1% increase in cremation services performed by our non-funeral home sales channel.
Average revenue per service was relatively flat as a slight increase in the organic sales average was offset by a 130 basis point increase in the core cremation mix. Our total comparable cremation rate increased to 54.6% in the nine months ended September 30, 2018 from 53.3% in 2017 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $4.2 million, or 1.5%, in the nine months ended September 30, 2018 compared to the same period in 2017. This increase is primarily attributable to an increase in comparable funeral operating profit of $1.2 million, or 0.4%, and the increase in revenue described above. Comparable funeral operating profit increased $1.2 million to $278.3 million. The change was partially due to the increased revenue described above and a $5.2 million net benefit of deferring selling compensation under the new revenue recognition accounting standard offset by investments in selling costs associated with marketing and sales lead procurement that we believe are benefiting funeral preneed sales production, as well as expected wage increases for critical customer-facing employees.

Cemetery Results

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Consolidated cemetery revenue	$935.4	$887.1
Less: Revenue associated with acquisitions	11.3	2.8
Less: Revenue associated with divestitures	0.6	1.5
Comparable (1) cemetery revenue	$923.5	$882.8

Consolidated cemetery operating profit	$271.0	$235.7
Less: Operating profit associated with acquisitions	2.6	0.6
Less: Operating profit (loss) associated with divestitures	0.2	(0.3)
Comparable cemetery operating profit	$268.2	$235.4

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending September 30, 2018.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $48.3 million, or 5.4%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily attributable to a $40.7 million increase in comparable revenue and $8.5 million in revenue contributed by acquired properties, partially offset by the loss of $0.9 million in properties that have been subsequently divested. The increase in comparable revenue over the prior year is primarily due to an increase in sales production, the completion of cemetery property construction projects that were previously sold, and higher other revenue (primarily endowment care trust fund income).
Cemetery Operating Profit
Consolidated cemetery operating profit increased $35.3 million, or 15.0%, in the nine months ended September 30, 2018 compared to the same period in 2017. This increase is primarily the result of a $32.8 million increase in comparable operating profit. Comparable cemetery operating profit increased $32.8 million to $268.2 million and the operating margin percentage increased 230 basis points to 29.0%. The improvement was partially due to the increased revenue described above and a $8.2 million net benefit of deferring selling compensation under the new revenue recognition accounting standard partially offset by investments in digital marketing mentioned above, as well as higher labor costs due to permanent wage increases for certain of our critical customer-facing employees.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $14.7 million to $107.0 million in the nine months ended September 30, 2018. The prior year period includes $12.8 million related to a pension termination settlement and $11.5 million related to a legal settlement. Excluding these costs, general and administrative expenses increased $9.6 million primarily related to increases to a Company long-term incentive compensation program, which is tied to total shareholder return.
Gains (Losses) on Divestitures and Impairment Charges, Net
Gains on divestitures and impairment charges, net, improved $9.8 million in the nine months ended September 30, 2018 compared to the same period of 2017, associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Hurricane Expenses, Net
Hurricane expenses, net, reflect $4.9 million in damages incurred through September 30, 2018 at various locations caused by the 2018 and 2017 hurricanes, offset by $4.5 million of insurance proceeds recognized through September 30, 2018.
Hurricane expenses, net, reflects $1.3 million in expenses incurred in the nine months ended September 30, 2017 as we experienced repairs at various locations caused by the 2017 hurricanes.
Interest Expense
Interest expense increased $9.0 million to $134.5 million in the nine months ended September 30, 2018 as we were impacted by increased interest rates on our floating rate debt as well as an increase in the overall balance of our total debt.
Loss on Early Extinguishment of Debt
We incurred a $10.1 million loss on early extinguishment of debt in the first nine months of 2018 to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2018 notes.

(Provision for) Benefit from Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was an expense of 19.4% and a benefit of 12.3% for the nine months ended September 30, 2018 and 2017, respectively. The higher effective tax rate for the nine months ended September 30, 2018 was primarily due to the effects of the 2017 IRS audit settlement, partially offset by the decrease in the U.S. federal income tax rate and remeasurement of deferred taxes as a result of the change in estimate in the finalization of the 2017 tax return and tax reform.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 187.5 million in the first nine months of 2018, compared to 192.4 million in the same period in 2017. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2018 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchases during the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
July 1, 2018 - July 31, 2018	882,515	$37.04	882,515	$208,606,211
August 1, 2018 - August 31, 2018	317,550	$40.02	317,550	$195,898,283
September 1, 2018 - September 30, 2018	35,199	$41.67	35,199	$194,431,422
	1,235,264		1,235,264
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

12.1	—	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2018 and 2017.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2018		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)