Form 10-K
period 2018-12-31
SERVICE CORP INTERNATIONAL
filed 2019-02-20
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
Service Corporation International
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway Houston, Texas (Address of principal executive offices)	77019 (Zip code)
Registrant’s telephone number, including area code: 713-522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $6,700,898,710 based upon a closing market price of $35.79 on June 30, 2018 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 15, 2019 was 181,303,103 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2019 Annual Meeting of Stockholders (Part III).

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
Combination Location (Combos) — Locations where a funeral service location is physically located within or adjoining an SCI owned cemetery location.
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
Funeral Merchandise and Services — Merchandise such as burial caskets and related accessories, outer burial containers, urns and other cremation receptacles, casket and cremation memorialization products, flowers, and professional services relating to funerals including arranging and directing services, use of funeral facilities and motor vehicles, removal, preparation, embalming, cremations, memorialization, visitations, travel protection, and catering.
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
Lawn Crypt — Cemetery property in which an underground outer burial receptacle constructed of concrete and reinforced steel has been pre-installed in predetermined designated areas.
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
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2018, we operated 1,481 funeral service locations and 481 cemeteries (including 286 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
We are well known for our Dignity Memorial® brand, North America's first transcontinental brand of deathcare products and services. Our other brands include Dignity Planning™, National Cremation Society®, Advantage® Funeral and Cremation Services, Funeraria del Angel™, Making Everlasting Memories®, Neptune Society™ and Trident Society™. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, back office administration support, transportation, and personnel among funeral service locations in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, we set out to apply this operating strategy through the acquisition of deathcare businesses in other markets over the next three decades. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries and South America.
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and over the next several years implemented various initiatives to pay down debt, increase cash flow, reduce overhead costs, increase efficiency, and leverage our scale. We divested our international businesses and many North American funeral service locations and cemeteries that were either underperforming or did not fit within our long-term strategy. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (see www.dignitymemorial.com). Information contained on our website is not part of this report.
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
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are those businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery locations. Such combination facilities typically can be more cost competitive and have higher gross margins than if the funeral and cemetery operations are operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
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

We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $11.1 billion and $10.7 billion at December 31, 2018 and 2017, respectively.
The following table at December 31, 2018 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	33	13	46
Arizona	33	11	44
Arkansas	12	3	15
California	159	38	197
Colorado	30	11	41
Connecticut	20	—	20
Delaware	—	1	1
District of Columbia	1	—	1
Florida	139	61	200
Georgia	34	18	52
Hawaii	7	3	10
Idaho	6	1	7
Illinois	38	24	62
Indiana	52	13	65
Iowa	5	2	7
Kansas	8	5	13
Kentucky	11	5	16
Louisiana	24	10	34
Maine	11	—	11
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	35	—	35
Minnesota	11	2	13
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	9	2	11
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	21	—	21
New Mexico	1	—	1
New York	64	—	64
North Carolina	54	17	71
Ohio	36	15	51
Oklahoma	13	7	20
Oregon	14	4	18
Pennsylvania	22	16	38
Puerto Rico	5	9	14
Rhode Island	4	—	4
South Carolina	12	9	21
Tennessee	40	18	58
Texas	171	62	233
Utah	4	3	7
Virginia	36	24	60
Washington	39	15	54
West Virginia	8	10	18
Wisconsin	—	7	7
Canada
Alberta	9	—	9

British Columbia	36	7	43
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	39	—	39
Quebec	40	—	40
Saskatchewan	13	—	13
Total (1)	1,481	481	1,962

(1)	Includes businesses held for sale at December 31, 2018.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2018, we owned approximately 87% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both capital and operating leases. At December 31, 2018, our 481 cemeteries contained a total of approximately 35,504 acres, of which approximately 66% was developed.
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 160,000 square feet of office space and 185,000 square feet of parking space on approximately seven acres. We also lease approximately 35,000 square feet of office space in Houston, Texas, which we utilize for corporate activities. We own a building in Jefferson, Louisiana with approximately 96,200 square feet of office space that we use, in part, for corporate activities.
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
We believe we have an unparalleled network of funeral service locations and cemeteries that offer high quality products and services at prices that are competitive with local competing funeral service locations, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded the majority of our operations under the name Dignity Memorial®. We believe our branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
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
Remaining Relevant to the Customer. Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. In our funeral segment, we focus on memorialization services that will be meaningful to the customers, family members, and friends. We continue to offer contemporary product and service offerings. We also focus on the religious, ethnic, and cultural traditions important to our customers. Additionally, we continue to incorporate technology to aid in the visualization of our product and service offerings to ensure the selection process for the customer's experience is simple and transparent.
In our cemetery segment, we have created tiers within our cemetery product offerings to provide more choices for our customers. As with our funeral segment, we cater to the religious, ethnic, and cultural traditions important to our customers. We continue to develop innovative products such as recurring floral placements and customized cemetery property offerings.
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
Within the cemetery segment, we offer a variety of property, merchandise, and service options designed to meet the needs of various religious, ethnic, and cultural preferences. Over the past three years, we have substantially increased our property options by implementing a tiering strategy that might offer as many as five unique choices for ground burial, mausoleum, or cremation memorialization. Our scale enables us to synchronize the construction of contemporary inventory with customer demand.
Leverage Our Unparalleled Scale
We leverage our unparalleled scale by developing our sales organization, using our scale to benefit our preneed backlog, as well as optimizing our network and deploying customer-facing technology. Our size and broad geographic network of businesses gives us a significant advantage in the industry.
Developing Our Sales Organization. Over the past several years, we have invested in the infrastructure and training of our sales organization. We continue to use and invest in technology to support our sales counselors. We have utilized a customer relationship management system (CRM) that has helped to increase sales production while managing costs. Our CRM system has enabled us to quickly respond to new leads, improving the efficiency and effectiveness of our sales counselors. We believe that our scale allows us to operate, finance, and expand our sales organization in a manner that our competitors cannot afford to replicate.
Growing Our Preneed Backlog. With our $11.1 billion backlog, we benefit from having access to well recognized financial partners in the industry. For our trust investments, we have access to preeminent money managers and lower fee structures, which we believe are low risk structures that will provide us with higher returns and lower costs of administration over time. We also enjoy favorable terms with our third-party insurance provider. These arrangements with third-party partners and the favorable terms we receive on our trust investments cannot be duplicated by the independent operator, and give us a competitive advantage in asset growth leading to enhanced profitability over time.
Optimizing Our Network and Deploying Customer-Facing Technology. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies to improve the customer experience.

We regularly examine our purchasing spend to look for opportunities to consolidate our supplier base, modify processes and policies for more efficient purchasing, and employ metrics to manage and improve supplier performance. Our advancements in technology are changing the way we present our product and service offerings to customers. Our atneed point of sale system, HMIS+, uses a digital platform and photographs to create a seamless presentation of our products and services. Our newly implemented preneed sales system, Beacon, provides customers with the convenience of a mobile digital presentation. We also continue to refresh our websites to provide a better mobile experience and enhanced search engine capability. These customer-facing applications have resulted in favorable customer satisfaction ratings and increased package sales.
Deploy Capital
Our third core strategy is to maximize capital deployment opportunities to the highest and best use in a disciplined and balanced manner. Our strong liquidity and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to grow our business and enhance shareholder value. Our priorities for capital deployment are: 1) investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) managing debt.
Investing in Acquisitions and Building New Funeral Service Locations. We plan to use our capital to manage our footprint by focusing on strategic acquisitions and building new funeral homes where the expected returns are attractive and exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. Within our funeral segment, we continue to pursue strategic acquisitions and to build new funeral service locations in areas that provide us with the potential for scale and in areas with the highest return customer categories and market traits. Within our cemetery segment, we plan to pursue strategic acquisitions to create more opportunities to sell to Baby Boomers through our customer-driven strategy. We believe our unparalleled business footprint and geographic diversity uniquely position us to benefit from the aging Baby Boomer population. We have a successful track record of integrating new businesses and achieving favorable returns on the capital deployed.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.17 per common share at the end of 2018. We target a payout ratio of 30% to 40% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The volume and timing of our purchases is determined as we evaluate the opportunity to capture value for our shareholders. Since 2010, we have reduced the number of shares outstanding by 25%. In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million.The remaining dollar value of shares authorized to be purchased under the share repurchase program was $192.5 million at December 31, 2018. Subsequent to December 31, 2018, we repurchased 193,395 shares for $7.9 million at an average cost per share of $40.70
Managing Debt. With a focus on maintaining liquidity and financial flexibility, we may seek to reduce our revolver borrowings or make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities to manage our near-term debt maturity profile.
Associates
At December 31, 2018, we employed 16,129 individuals on a full-time basis and 7,953 individuals on a part-time basis. Of the full-time associates, 13,827 were employed in the funeral and cemetery operations and 2,302 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and are not eligible to participate in our health insurance plan. At December 31, 2018 and 2017, there were 9,362 and 8,154 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined contribution or government-mandated benefit plans. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.
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
Our affiliated trust funds own investments in securities, which are affected by market conditions that are beyond our control.
In connection with our preneed merchandise and service sales and our cemetery property sales, most affiliated trust funds own investments in equity securities, fixed income securities, commingled funds, money market funds, and mutual funds. The fair value of these investments and our earnings and investment gains and losses on these securities and funds are affected by financial market conditions that are beyond our control.
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2018	2017	2016
Preneed funeral merchandise and service trust funds	(4.9)%	16.1%	7.1%
Preneed cemetery merchandise and service trust funds	(5.2)%	16.8%	7.2%
Cemetery perpetual care trust funds	(3.0)%	9.5%	9.1%
Generally, earnings or gains and losses on our trust investments are recognized and we withdraw cash when the underlying merchandise is delivered, service is performed, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses or fixed percentage distributions. We withdraw allowable cash when we incur qualifying cemetery maintenance costs.
If the investments in our trust funds experience significant declines in 2019 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2018, no such charge was required.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2018, we had unrealized losses of $31.2 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
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

If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $161.9 million into state-mandated trust accounts as of December 31, 2018. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2018, 54.9% of the comparable services we performed were cremation cases compared to 53.5% and 52.5% performed in 2017 and 2016, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Businesses in general are subject to the impact of regulation and major legislation, including health care reform. We may experience significant increases in costs as a result of business regulations and laws, which are beyond our control, including increases in the cost of health care. Although we seek to control increases in these costs, continued upward pressure on costs could reduce the profitability of our business.
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
The number of tax years open to audit varies depending on the tax jurisdiction. In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. The federal statutes of limitations have expired for all tax years prior to 2015 and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2013 remain open and could be subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. See Note 5 of Part II, Item 8. Financial Statements and Supplementary Data for additional information.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $335.4 million as of December 31, 2018, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
A portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and may not be available for other purposes, including to finance our working capital, capital expenditures, acquisitions, and general corporate costs or other purposes.

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
The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and financial results.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
Information regarding properties is set forth in Part I, Item 1. Business.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures.
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth as of February 20, 2019, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	53	Chairman of the Board and Chief Executive Officer	1999
Michael R. Webb	60	President and Chief Operating Officer	1998
Eric D. Tanzberger	50	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	63	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	57	Senior Vice President, Operations Services	2004
Sumner J. Waring, III	50	Senior Vice President, Operations	2002
Steven A. Tidwell	57	Senior Vice President, Sales and Merchandising	2010
Tammy R. Moore	51	Vice President and Corporate Controller	2010
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016 and, previously, he had been appointed Chief Executive Officer in February 2005. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the University of Texas McCombs Business School Advisory Council. Mr. Ryan is a member of the Board of Trust Managers of Weingarten Realty Investors (NYSE: WRI) and serves as a director of Chesapeake Energy (NYSE: CHK).
Mr. Webb was elected President and Chief Operating Officer of Service Corporation International in February 2016. Prior to that, he served as Executive Vice President and Chief Operating Officer beginning in February 2005. Mr. Webb joined the Company in 1991 when SCI acquired Arlington Corp., a regional funeral and cemetery consolidator, where he served as Chief Financial Officer. In 1993, Mr. Webb joined the Company's corporate development group, which he later led on a global basis. Prior to joining Arlington Corp., Mr. Webb held various executive financial and development roles at Days Inns of America and Telemundo Group Inc. He holds a bachelor's degree in business administration from the University of Georgia. Mr. Webb informed the company of his intent to retire, effective March 31, 2019.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He was also a certified public accountant with Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's degree in business administration from the University of Notre Dame. He is a member of the Advisory Board of New Orleans Medical Mission Services.

Additionally, he is the Secretary and Treasurer of the Board of Trustees for the National Funeral Directors Association Funeral Service Foundation.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management, Inc., a leading provider of waste management services in North America.  Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a master's degree in business administration from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School, where he graduated Cum Laude.
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including information technology, supply chain, centralized operations, and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Company. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves on the Board of Directors of Genesys Works.
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
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral, and cemetery profession for over thirty-five years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership.
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
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2018, there were 3,761 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2018, we had 181,470,582 shares outstanding, net of 3,250,000 treasury shares.
Options in our common stock are primarily traded on the Boston Exchange, the Chicago Board Options Exchange, Philadelphia Stock Exchange, and the NASDAQ Options Market. Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. The following graph assumes the total return on $100 invested on December 31, 2013, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”).The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Total return data assumes reinvestment of dividends.
TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending
For equity compensation plan information, see Part III of this Form 10-K.
Under our share repurchase program, during the year ended December 31, 2018, we repurchased 7,347,838 shares at an aggregate cost of $277.6 million, which is an average cost per share of $37.78. During the year ended December 31, 2017, we repurchased 6,210,606 shares at an aggregate cost of $199.6 million, which is an average cost per share of $32.14.
In February 2018, our Board of Directors increased our repurchase authorization for up to $400.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $192.5 million at December 31, 2018. As discussed in Item 1A, our Bank Credit Facility contains covenants that may restrict our ability to repurchase our common stock.
The following table summarizes our share repurchases during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2018 — October 31, 2018	3,901	$42.21	3,901	$194,266,758
November 1, 2018 — November 30, 2018	42,201	$40.76	42,201	192,546,810
December 1, 2018 — December 31, 2018	—	$—	—	192,546,810
	46,102		46,102
Subsequent to December 31, 2018, we repurchased 193,395 shares for $7.9 million at an average cost per share of $40.70.

Item 6.	Selected Financial Data.
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2014 through December 31, 2018.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$3,190.2	$3,095.0	$3,031.1	$2,986.0	$2,994.0
Income from continuing operations	$447.6	$546.8	$177.3	$235.3	$176.6
Net income	$447.6	$546.8	$177.3	$234.9	$178.8
Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.3)	(1.2)	(6.3)
Net income attributable to common stockholders	$447.2	$546.7	$177.0	$233.8	$172.5
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$2.45	$2.91	$0.92	$1.17	$0.81
Diluted	$2.39	$2.84	$0.90	$1.14	$0.80
Net income attributable to common stockholders
Basic	$2.45	$2.91	$0.92	$1.17	$0.82
Diluted	$2.39	$2.84	$0.90	$1.14	$0.81
Cash dividends declared per share	$0.68	$0.58	$0.51	$0.44	$0.34
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$12,693.2	$12,864.5	$12,038.1	$11,676.4	$11,923.6
Long-term debt (less current maturities), including capital leases	$3,532.2	$3,135.3	$3,196.6	$3,037.6	$2,963.8
Equity	$1,641.8	$1,409.4	$1,095.2	$1,189.4	$1,377.4
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$615.8	$503.4	$489.0	$472.2	$317.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2018, we operated 1,481 funeral service locations and 481 cemeteries (including 286 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.

Our financial position is enhanced by our $11.1 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2018. Preneed selling provides us with a strategic opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customer’s preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers.  We believe the presentation of these additional merchandise and services through our customer-facing technology enhances our customer’s experience by reducing administrative burdens and allowing them to visualize the product offerings and services, which will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $615.8 million in 2018. In addition, as of December 31, 2018, we have $572.1 million in excess borrowing capacity under our Bank Credit Facility. As of December 31, 2018, we have $69.9 million in long-term debt current maturities, which primarily consist of current amounts due on the term loan and capital leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2018, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2018 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.86
Interest coverage ratio	3.00 (Min)	5.05
We believe we have the financial strength and flexibility to reward shareholders through share repurchases and dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
We believe that our unencumbered cash on hand, future operating cash flows, and the available capacity under our bank credit agreement will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and minimum operating cash requirements, a portion of our cash on hand is encumbered.
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service Locations. We intend to make acquisitions of funeral service locations and cemeteries when pricing and terms are favorable. We expect an acquisition investment to earn an after-tax cash return that is in excess of our weighted average cost of capital with room for execution risk. We will also invest in the construction of additional funeral service locations. We target businesses with favorable customer categories and/or where we can achieve additional economies of scale.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.17 per common share at the end of 2018, a 13% increase over the $0.15 per common share at the end of 2017. We target a payout ratio of 30% to 40% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent a strategic acquisition opportunity, we believe share repurchases are attractive at the appropriate price. During the year ended December 31, 2018, we repurchased 7,347,838 shares of common stock at an aggregate cost of $277.6 million, which is an average cost per share of $37.78. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was $192.5 million at December 31, 2018. Subsequent to December 31, 2018, we repurchased 193,395 shares for $7.9 million at an average cost per share of $40.70. We intend to make purchases from time to time in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. Our Bank Credit Facility contains covenants that limit our ability to repurchase our common stock. There can be no assurance that we will buy our common stock under our repurchase program in the future.
Managing Debt. We will seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities and manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity is available to substantially reduce our long-term debt maturities should we choose to do so. Furthermore, our capital expenditures are generally discretionary in nature and can be managed based on the availability of operating cash flow.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $615.8 million, $503.4 million, and $489.0 million for the years ended December 31, 2018, 2017, and 2016 respectively.
Included in operating cash flows are the following:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
IRS tax settlement (1)	$5.6	$(34.2)	$—
Pension settlement payment	$—	$(6.3)	$—
Legal settlement, net of insurance recoveries	$—	$(11.5)	$—
Excess tax benefits from share-based awards	$—	$—	$(12.7)
Acquisition, integration, and system transition costs	$—	$—	$(11.7)

(1)	See discussion regarding the IRS tax settlement in Note 5 in Part II, Item 8. Financial Statements.
Excluding the above items, cash flow from operations increased $54.8 million for 2018 versus 2017 and increased $42.0 million for 2017 versus 2016. The 2018 increase over 2017 comprises:

•	a $84.7 million increase in cash receipts from customers,

•	a $6.8 million increase in General Agency (GA) and other receipts,

•	a $1.7 million increase in net trust withdrawals, and

•	a $72.9 million decrease in cash tax payments as a result of tax reform and effective tax planning, excluding the tax items noted above; partially offset by

•	a $50.6 million increase in employee compensation,

•	a $41.7 million increase in vendor and other payments.

•	a $19.0 million increase in cash interest paid.
The 2017 increase over 2016 comprises:
•a $74.4 million increase in cash receipts from customers,
•a $19.2 million increase in net trust withdrawals, and

•	a $6.3 million increase in insurance proceeds; partially offset by

•	a $5.3 million decrease in General Agency (GA) and other receipts,

•	a $23.4 million increase in employee compensation,

•	a $20.0 million increase in cash tax payments,

•	a $5.3 million increase in vendor and other payments, and

•	a $3.9 million increase in cash interest paid.

Investing Activities
Cash flows from investing activities used $414.6 million, $242.9 million, and $221.0 million in 2018, 2017, and 2016, respectively. The $171.7 million increase from 2018 over 2017 is primarily due to the following:
•a $118.7 million increase in cash spent on acquisitions,
•a $21.0 million increase in capital expenditures, primarily due to construction of new funeral homes,
•a $14.7 million increase primarily for the purchase of land,
•a $5.1 million increase in payments for Company-owned life insurance policies, net of proceeds, and
•a $15.1 million decrease in cash receipts from divestitures and asset sales; partially offset by

•	a $2.9 million increase in proceeds from sale of other investments.
The $21.9 million increase from 2017 over 2016 is primarily due to the following:

•	a $21.1 million increase in capital expenditures, primarily due to improvements at existing funeral homes, and

•	a $3.3 million increase in cash spent on acquisitions; partially offset by

•	a $1.8 million decrease in payments for Company-owned life insurance policies, net of proceeds

•	a $0.7 million increase in proceeds from divestitures and asset sales and other.
Financing Activities
Financing activities used $329.2 million in 2018 compared to using $136.4 million in 2017 and $209.5 million in 2016. The $192.8 million increase from 2018 over 2017 is primarily due to:

•	a $78.0 million increase in purchase of Company common stock,

•	a $15.1 million increase in payments of dividends,

•	a $74.1 million decrease in net debt issuance proceeds, net of payments,

•	a $9.1 million decrease in proceeds from exercises of stock options, and

•	a $21.1 million change in bank overdrafts and acquisition related financing; partially offset by

•	a $4.6 million decrease in purchases of noncontrolling interests as we acquired the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc in 2017.
The $73.1 million decrease from 2017 over 2016 is primarily due to:

•	a $47.4 million increase in proceeds from the issuance of debt, net of payments,

•	a $15.9 million increase in proceeds from exercises of stock options,

•	a $28.3 million decrease in purchase of Company common stock, and

•	a $7.1 million decrease in bank overdrafts and other; partially offset by

•	a $12.7 million decrease in excess tax benefits from share-based awards,

•	a $10.3 million increase in payments of dividends, and

•	a $2.6 million increase in purchases of noncontrolling interests to acquire the remaining 11% of the common stock of our consolidated subsidiary, Wilson Financial Group, Inc.
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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2018.

	Payments Due by Period
Contractual Obligations	2019	2020-2021	2022-2023	Thereafter	Total
		(In millions)
Debt maturities (including capital leases)(1) (2) (3)	$75.0	$519.7	$1,394.1	$1,638.5	$3,627.3
Interest obligation on long-term debt(4)	179.7	343.8	217.1	172.9	913.5
Operating lease agreements(5)	11.3	17.8	12.7	37.8	79.6
Employment and management, consulting, and non-competition agreements(6)	8.1	10.4	5.4	6.1	30.0
Benefit cost obligation(7)	3.2	5.1	4.4	8.6	21.3
Firm purchase agreement(8)	6.7	8.2	—	—	14.9
Total contractual obligations	$284.0	$905.0	$1,633.7	$1,863.9	$4,686.6

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

(2)	Excludes non-cash net premiums and original issuance discounts recorded on the debt. The unamortized balance of the net premiums and original issuance discounts at December 31, 2018 is $6.6 million.

(3)	Excludes non-cash debt issuance costs on the debt. The unamortized balance of debt issuance costs at December 31, 2018 is $31.8 million.

(4)
Approximately 66% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 6 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our future interest obligations.

(5)
Our operating leases primarily relate to real estate and office and maintenance equipment for funeral service and cemetery locations. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.

(6)
We have entered into employment and management, consulting, and non-competition agreements that require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and employees and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to these agreements.

(7)	See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data for discussion of our pension plans.

(8)	We have entered into a purchase commitment for certain merchandise for resale. The agreement is through 2021 and includes annual minimum volume purchase commitments.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2018.

	Expiration by Period
Commercial and Contingent Obligations	2019	2020-2021	2022-2023	Thereafter	Total
		(In millions)
Surety obligations(1)	$161.9	$—	$—	$—	$161.9
Long-term obligations related to uncertain tax positions(2)	1.9	—	—	—	1.9
Letters of credit(3)	32.9	—	—	—	32.9
Total commercial and contingent obligations	$196.7	$—	$—	$—	$196.7

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $1.9 million as of December 31, 2018. See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our uncertain tax positions.

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2018, $32.9 million of our letters of credit were supported by our Bank Credit Facility, which expires in December 2022.
Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2018, we had unrealized losses of $31.2 million in the various trusts within these states.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed sales activities. The obligations underlying these surety bonds are recorded on our Consolidated Balance Sheet as Deferred revenue, net. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	Years Ended December 31,
	2018	2017
	(In millions)
Preneed funeral	$106.9	$109.8
Preneed cemetery:
Merchandise and services	137.9	132.2
Pre-construction	15.4	11.9
Bonds supporting preneed funeral and cemetery obligations	260.2	253.9
Bonds supporting preneed business permits	4.2	4.5
Other bonds	18.9	18.0
Total surety bonds outstanding	$283.3	$276.4
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $260.2 million in bonds supporting preneed funeral and cemetery obligations differs from the $161.9 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2018, 2017, and 2016, we had $23.4 million, $22.6 million, and $20.9 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2018	2017
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$538.9	$510.0
Sales production (number of contracts) (1)	92,858	84,962
General agency revenue	$134.1	$121.0
Maturities	$342.5	$335.3
Maturities (number of contracts)	58,232	56,535

(1)	Amounts are not included in our Consolidated Balance Sheet
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$354.6	$319.3
Sales production (number of contracts)	95,768	94,603
Maturities	$288.4	$265.8
Maturities (number of contracts)	71,617	68,683
Cemetery:
Sales production:
Preneed	$892.0	$846.0
Atneed	322.0	316.6
Total sales production	$1,214.0	$1,162.6
Sales production deferred to backlog:
Preneed	$421.1	$380.8
Atneed	238.1	230.8
Total sales production deferred to backlog	$659.2	$611.6
Revenue recognized from backlog:
Preneed	$338.8	$305.1
Atneed	236.7	226.7
Total revenue recognized from backlog	$575.5	$531.8
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2018 and 2017. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2018 and 2017. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	December 31, 2018		December 31, 2017
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.42	$1.42	$1.79	$1.79
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	0.57	0.57	—	—
Deferred receipts held in trust	3.37	3.47	3.48	3.18
Allowance for cancellation on trust investments	(0.24)	(0.25)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.12	5.21	5.00	4.72
Backlog of insurance-funded revenue (1)	5.97	5.97	5.66	5.66
Total backlog of deferred revenue	$11.09	$11.18	$10.66	$10.38

Preneed receivables, net and trust investments	$4.27	$4.37	$4.78	$4.48

Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	0.57	0.57	—	—
Allowance for cancellation on trust investments	(0.24)	(0.25)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	4.60	4.69	4.51	4.23
Insurance policies associated with insurance-funded deferred revenue (2)	5.97	5.97	5.66	5.66
Total assets associated with backlog of preneed revenue	$10.57	$10.66	$10.17	$9.89

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

(2)	Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of December 31, 2018, the difference between the backlog and asset market amounts represents $0.24 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.07 billion collected from customers that were not required to be deposited into trusts, and $0.21 billion in allowable cash distributions from trust assets. As of December 31, 2018, the fair value of the total backlog comprised $2.87 billion related to cemetery contracts and $8.22 billion related to funeral contracts. As of December 31, 2018, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.64 billion related to cemetery contracts and $1.96 billion related to funeral contracts.
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of December 31, 2018, the asset allocation is almost evenly split between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.

As of December 31, 2018 approximately 85% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
Investment Structures
Each financial institution, acting as trustee, manages its allocation of trust assets in compliance with the investment policy primarily through the purchase of one of four managed LLCs, matched to their trust type and each with a different, independent trustee acting as custodian. The managed LLCs use the following structures for investments:
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2018, the largest single equity position represented less than 1% of the total securities portfolio.
Private equity fund investments serve to provide high rates of return with reduced volatility and lower correlation. These investments are typically long term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including but not limited to private equity, real estate, energy, infrastructure, transportation, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the year ended December 31, 2018, the Standard and Poor’s 500 Index decreased 4.4% and the Barclay’s Aggregate Index was flat, while the combined SCI trust performance decreased 4.4%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2018, 2017, and 2016

Management Summary
In 2018, we reported consolidated net income attributable to common stockholders of $447.2 million ($2.39 per diluted share) compared to net income attributable to common stockholders in 2017 of $546.7 million ($2.84 per diluted share) and net income attributable to common stockholders in 2016 of $177.0 million ($0.90 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Pre-tax gains (losses) from divestitures and impairment, net	$15.9	$7.0	$(26.8)
Pre-tax losses from the early extinguishment of debt, net	$(10.1)	$(0.3)	$(22.5)
Pre-tax acquisition, integration, and system transition costs	$—	$—	$(17.5)
Pre-tax pension termination settlement	$—	$(12.8)	$(5.6)
Pre-tax legal settlement, net of insurance recoveries	$—	$(11.5)	$—
Tax (provision) benefit from above items	$(1.6)	$5.7	$17.2
Change in uncertain tax reserves and other (1)	$107.8	$260.1	$(20.9)

(1)	See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the 2018 growth can be attributed to higher funeral and cemetery revenue, and higher trust fund income partially offset by planned increases in salary and wage expenses as well as higher self-insured health and general liability costs. Increased interest expenses from higher interest rates were offset by the favorable impact from a lower share count. We also had a favorable tax rate compared to the prior year.
The 2017 growth over 2016 was primarily due to increased cemetery revenue, higher recognized preneed funeral services performed, and effective management of our back office overhead, which was partially offset by increases in cemetery selling commissions from higher sales production and increased cemetery administrative and maintenance costs.
Funeral Results

	Years Ended December 31,
	2018	2017 (3)	2016 (3)
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,898.0	$1,868.2	$1,869.1
Less: revenue associated with acquisitions/new construction	39.7	14.7	—
Less: revenue associated with divestitures	1.4	12.8	52.3
Comparable(1) funeral revenue	1,856.9	1,840.7	1,816.8
Less: comparable recognized preneed revenue	123.7	117.3	110.9
Less: comparable general agency and other revenue	123.0	117.9	126.9
Adjusted comparable funeral revenue	$1,610.2	$1,605.5	$1,579.0
Comparable services performed	305,245	303,825	299,153
Comparable average revenue per service(2)	$5,275	$5,284	$5,278

Consolidated funeral operating profit	$369.6	$371.9	$361.0
Less: operating profit associated with acquisitions/new construction	2.8	2.7	—
Less: operating (loss) profit associated with divestitures	(2.5)	(6.4)	0.7
Comparable(1) funeral operating profit	$369.3	$375.6	$360.3

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2017 and ending December 31, 2018.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, net, and excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

(3) The results for the years ended December 31, 2017 and 2016 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.
Funeral Revenue
Consolidated revenue from funeral operations was $1,898.0 million for the year ended December 31, 2018, compared to $1,868.2 million for the same period in 2017. This increase is primarily attributable to the $25.0 million increase in revenue contributed by acquired and newly constructed properties and the $16.2 million increase in comparable revenue as described below, partially offset by the loss of $11.4 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,856.9 million for the year ended December 31, 2018 compared to $1,840.7 million for the same period in 2017. This increase was primarily due to a 0.5% increase in comparable services performed somewhat offset by a 0.2% decrease in average revenue per service. The increase in services performed comprises a 0.3% increase in services performed by our funeral homes and a 1.7% increase in cremation services performed by our non-funeral home channel.
Average revenue per funeral service decreased 0.2% for the year ended December 31, 2018 compared to the same period in 2017. Organic growth at the customer level of 1.0% was largely offset by the increase in our cremation mix. Our total comparable cremation rate increased to 54.9% in 2018 from 53.5% in 2017 as a result of an increase in both direct cremations and cremations with service.
Consolidated revenue from funeral operations decreased $0.9 million in 2017 compared to 2016. This decrease is primarily attributable to the loss of $39.5 million in revenue contributed by properties that have been subsequently divested partially offset by $23.9 million increase in comparable revenue and $14.7 million in revenue contributed by acquired and newly constructed properties. The increase in comparable revenue was primarily due to a 1.6% increase in comparable services performed and a 0.1% increase in average revenue per service. Our comparable cremation rate increased to 53.5% in 2017 from 52.5% in 2016 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $2.3 million, or 0.6%, in 2018 compared to 2017. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $6.3 million offset by $3.9 million decrease in operating loss contributed by divested properties. Comparable funeral operating profit decreased $6.3 million to $369.3 million and the operating margin percentage decreased 50 basis points to 19.9%. Expected wage increases for critical customer-facing employees and increased selling costs associated with marketing and sales lead procurement more than offset the increased comparable revenue described above and a $7.0 million net benefit of deferring selling compensation under the new revenue recognition accounting standard.
Consolidated funeral operating profit increased $10.9 million, or 3.0%, in 2017 as compared to 2016. This increase is primarily attributable to an increase in comparable funeral operating profit of $15.3 million, which was primarily the result of increased comparable revenue described above and effective cost management.
Cemetery Results

	Years Ended December 31,
	2018	2017 (2)	2016 (2)
	(In millions)
Consolidated cemetery revenue	$1,292.2	$1,226.9	$1,162.0
Less: revenue associated with acquisitions	18.0	4.6	—
Less: revenue associated with divestitures	0.6	1.6	2.9
Comparable(1) cemetery revenue	$1,273.6	$1,220.7	$1,159.1

Consolidated cemetery operating profit	$390.7	$350.9	$315.8
Less: operating profit associated with acquisitions	3.9	1.1	—
Less: operating profit (loss) associated with divestitures	0.2	(0.8)	(0.4)
Comparable(1) cemetery operating profit	$386.6	$350.6	$316.2

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2017 and ending December 31, 2018.
(2) The results for the years ended December 31, 2017 and 2016 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.
Cemetery Revenue

Consolidated revenue from our cemetery operations increased $65.3 million, or 5.3%, in 2018 compared to 2017 primarily attributable to the $52.9 million increase in comparable revenue and $13.4 million in revenue contributed by acquired properties. The increase in comparable revenue over the prior year is primarily due to an increase in sales production, the completion of cemetery property construction projects that were previously sold, and higher other revenue (primarily endowment care trust fund income).
Consolidated revenue from our cemetery operations increased $64.9 million, or 5.6%, in 2017 compared to 2016 primarily attributable to the increase in comparable revenue of $61.6 million. Comparable cemetery revenue increased $61.6 million, or 5.3%, primarily the result of a $55.9 million increase in recognized preneed revenue from higher preneed sales production.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $39.8 million, or 11.3%, in 2018 compared to 2017 primarily attributable to the increase in comparable operating profit of $36.0 million, or 10.3%. Comparable cemetery operating profit increased $36.0 million to $386.6 million and the operating margin percentage increased 170 basis points to 30.4% driven by the increase in revenue described above and a $7.2 million net benefit of deferring selling compensation under the new revenue recognition accounting standard. These increases were partially offset by our investments in digital marketing, as well as higher labor costs due to permanent wage increases for certain of our critical customer-facing employees.
Consolidated cemetery operating profit increased $35.1 million, or 11.1%, in 2017 compared to 2016 primarily attributable to the increase in comparable operating profit of $34.4 million, or 10.9%. Comparable cemetery operating profit increased $34.4 million to $350.6 million and the operating margin percentage increased 140 basis points driven by the increase in revenue described above above coupled with effective cost management.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses were $145.5 million in 2018 compared to $153.1 million in 2017 and $136.7 million in 2016. The 2017 amounts include $11.5 million related to a legal settlement and $12.8 million related to a pension termination settlement. The 2016 amounts include $17.5 million of acquisition costs and implementation of a new general ledger system and $5.6 million related to a pension termination settlement. Excluding these costs, general and administrative expenses increased $16.7 million in 2018 compared to 2017 due to higher legal expenses, an increase in self-insurance reserves, and higher expenses for our long-term incentive compensation plan that is tied to increases in total shareholder return. The increase in general and administrative expenses of $15.2 million in 2017 compared to 2016 was primarily due to an increase in in our self-insurance reserves and expenses related to updating our business location websites.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $15.9 million and a $7.0 million net pre-tax gain on asset divestitures and impairments in 2018 and 2017, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada, partially offset by impairment losses.
In 2016, we recognized a $26.8 million net pre-tax loss on asset divestitures and impairments. This loss includes $31.2 million of impairment charges related to the divestiture of certain funeral homes in Los Angeles, California.
Hurricane Expenses, Net
On August 26, 2017, Hurricane Harvey made landfall in Texas, causing significant damage across coastal Texas. In addition to damage caused directly by the storm itself, the region suffered massive damage from flooding as rainfall nearly exceeded the annual average. The main corporate headquarters sustained significant flood damage as did many of our Texas operations. On September 10, 2017, Irma made landfall in western Florida causing wind and flood damage to large parts of that state and the southeastern United States. On September 20, 2017, Maria made landfall in Puerto Rico causing significant wind and flood damage. During 2017, we began cleanup, repair, and restoration of much of the damage in Texas, Florida, and Puerto Rico related to Hurricanes Harvey, Irma, and Maria. We incurred $11.9 million in repair and cleanup costs and received $6.3 million of insurance proceeds related to these claims, which resulted in a $5.6 million unfavorable impact in our Consolidated Statement of Operations. Hurricane-related expense was immaterial in 2018.
Interest Expense
Interest expense increased $12.5 million to $181.6 million in 2018 compared to $169.1 million in 2017 as we were impacted by increased rates on our floating rate debt.
Interest expense increased $7.0 million to $169.1 million in 2017 compared to $162.1 million in 2016 as we were impacted by increased rates on our floating rate debt as we continued to maintain our leverage ratio.
Losses on Early Extinguishment of Debt, Net
During 2018, we made aggregate debt payments of $293.7 million for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.

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
Provision for Income Taxes
The Budget Reconciliation Act, commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act") as enacted on December 22, 2017 made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating a bonus depreciation that will allow for full expensing on qualified property, and imposing a limitation on deductibility of certain executive compensation. For further information on the impacts of the Tax Act, see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data.
The 2018 consolidated effective tax rate was a tax benefit of 1.3%, compared to a tax benefit of 36.6% and tax expense of 45.7% in 2017 and 2016, respectively. The effective tax rate for the twelve months ended December 31, 2018 was lower than the federal statutory tax rate of 21% primarily due to the reduction in uncertain tax positions as a result of the expiration of statutes of limitations. The lower effective tax rate for the twelve months ended December 31, 2017 was primarily due to the effects of the Tax Act discussed above, and the IRS audit settlement as well as the result of tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized, and non-deductible goodwill resulting from gains on divestitures.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 187.0 million in 2018, compared to 192.2 million in 2017, and 196.0 million in 2016. The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program.

Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. See Note 2 in Part II, Item 8. Financial Statements and Supplementary Data, for more information. Estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. The following is a discussion of our critical accounting policies pertaining to revenue recognition, valuation of goodwill, valuation of intangible assets, fair value measurements, and the use of estimates.
Revenue Recognition
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
On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.
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
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid by us into perpetual care trust funds to maintain the cemetery. This portion of the proceeds is not recognized as revenue. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue.
For more information related to revenue, see Notes 2, 3, and 12 in Part II, Item 8. Financial Statements and Supplementary Data.
Valuation of Goodwill
We record the excess of purchase price over the fair value of identifiable net assets acquired in business combinations as goodwill. Goodwill is tested annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves certain estimates and management judgment. In the first step of our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

For more information related to goodwill, see Notes 2 and 4 in Part II, Item 8. Financial Statements and Supplementary Data.
Valuation of Intangible Assets
Our intangible assets include covenants-not-to-compete, customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Certain of our trademark and tradenames and other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually during the fourth quarter.
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
For more information related to intangible assets, see Notes 2 and 4 in Part II, Item 8. Financial Statements and Supplementary Data.
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

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified in Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For more information related to our fair value measurements, see Notes 2, 3, and 7 in Part II, Item 8. Financial Statements and Supplementary Data.
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
Allowances. We provide various allowances and/or cancellation reserves for our receivables. These allowances are based on an analysis of historical trends and include, where applicable, collection and cancellation activity. We also record an estimate of general agency revenue that may be canceled in its first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in economy, relocation, and demographic or competitive changes in our areas of operation.
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
Depreciation of long-lived assets. We depreciate our long-lived assets ratably over their estimated useful lives. These estimates of useful lives may be affected by such factors as changing market conditions, changes in our expected use, or changes in regulatory requirements.
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
Income taxes. We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets, and we could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period.
As of December 31, 2018, foreign withholding taxes have not been provided on the estimated $221.7 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S.  However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $11.5 million.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. The federal statutes of limitations have expired for all tax years prior to 2015 and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however years subsequent to 2013 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.
Retirement plans. Certain retirement plans are frozen with no benefits accruing to participants except interest. Benefit costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic benefit cost were 3.26% and 3.86% as of December 31, 2018 and 2017, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. See Note 11 in Part II, Item 8. Financial Statements and Supplementary Data for more information.
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
As of December 31, 2018, reported losses for workers’ compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2018 were approximately $579.0 million over 27.7 years. The selected fully developed ultimate settlement value estimated was $639.1 million for the same period. Paid losses were $558.1 million indicating a reserve requirement of $80.1 million.

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
Cost and market values as of December 31, 2018 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2018 and 2017, approximately 66% and 75%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.99% and 4.73%, respectively. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $5.0 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2018 and 2017, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $5.0 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively.
At December 31, 2018, approximately 4% of our stockholders’ equity and debt and 10% of our operating income was denominated in the Canadian dollar. Approximately 4% of our stockholders’ equity and debt and 12% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2017. We do not have an investment in foreign operations considered to be in highly inflationary economies.

Item 8.	Financial Statements and Supplementary Data.
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Service Corporation International and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 20, 2019
We have served as the Company’s auditor since 1993.

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$1,584,242	$1,525,747	$1,456,596
Service revenue	1,374,380	1,356,665	1,345,528
Other revenue	231,552	212,619	229,013
Total revenue	3,190,174	3,095,031	3,031,137
Costs and expenses
Cost of property and merchandise	(811,574)	(794,725)	(776,411)
Cost of service	(752,488)	(729,204)	(733,690)
Overhead and other expenses	(865,790)	(848,323)	(844,186)
Total costs and expenses	(2,429,852)	(2,372,252)	(2,354,287)
Operating profit	760,322	722,779	676,850
General and administrative expenses	(145,499)	(153,067)	(136,708)
Gains (losses) on divestitures and impairment charges, net	15,933	7,015	(26,819)
Hurricane expenses, net	(97)	(5,584)	—
Operating income	630,659	571,143	513,323
Interest expense	(181,556)	(169,125)	(162,093)
Losses on early extinguishment of debt, net	(10,131)	(274)	(22,503)
Other income (expense), net	2,760	(1,486)	(2,069)
Income before income taxes	441,732	400,258	326,658
Benefit from (provision for) income taxes	5,826	146,589	(149,353)
Net income	447,558	546,847	177,305
Net income attributable to noncontrolling interests	(350)	(184)	(267)
Net income attributable to common stockholders	$447,208	$546,663	$177,038
Basic earnings per share:
Net income attributable to common stockholders	$2.45	$2.91	$0.92
Basic weighted average number of shares	182,447	187,630	193,086
Diluted earnings per share:
Net income attributable to common stockholders	$2.39	$2.84	$0.90
Diluted weighted average number of shares	186,972	192,246	196,042

(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$447,558	$546,847	$177,305
Other comprehensive income:
Foreign currency translation adjustments	(28,478)	25,462	10,331
Total comprehensive income	419,080	572,309	187,636
Total comprehensive income attributable to noncontrolling interests	(191)	(195)	(270)
Total comprehensive income attributable to common stockholders	$418,889	$572,114	$187,366
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$198,850	$330,039
Receivables, net	73,825	90,304
Inventories	24,950	25,378
Other	33,607	35,575
Total current assets	331,232	481,296
Preneed receivables, net and trust investments	4,271,392	4,778,842
Cemetery property	1,837,464	1,791,989
Property and equipment, net	1,977,364	1,873,044
Goodwill	1,863,842	1,805,981
Deferred charges and other assets	934,151	601,184
Cemetery perpetual care trust investments	1,477,798	1,532,167
Total assets	$12,693,243	$12,864,503

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$479,768	$489,172
Current maturities of long-term debt	69,896	337,337
Income taxes payable	5,936	2,470
Total current liabilities	555,600	828,979
Long-term debt	3,532,182	3,135,316
Deferred revenue, net	1,418,814	1,789,776
Deferred tax liability	404,627	283,765
Other liabilities	297,302	410,982
Deferred receipts held in trust	3,371,738	3,475,430
Care trusts’ corpus	1,471,165	1,530,818
Commitments and contingencies (Note 8)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 184,720,582 and 191,935,647 shares issued, respectively, and 181,470,582 and 186,614,747 shares outstanding, respectively	181,471	186,615
Capital in excess of par value	972,710	970,468
Retained earnings	474,327	210,364
Accumulated other comprehensive income	13,395	41,943
Total common stockholders’ equity	1,641,903	1,409,390
Noncontrolling interests	(88)	47
Total equity	1,641,815	1,409,437
Total liabilities and equity	$12,693,243	$12,864,503
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Cash flows from operating activities:
Net income	$447,558	$546,847	$177,305
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	10,131	274	22,503
Depreciation and amortization	153,650	153,141	147,233
Amortization of intangibles	26,195	27,650	30,956
Amortization of cemetery property	68,640	68,102	66,745
Amortization of loan costs	6,059	5,859	5,826
Provision for doubtful accounts	8,372	9,980	10,776
(Benefit from) provision for deferred income taxes	(41,479)	(317,838)	7,490
(Gains) losses on divestitures and impairment charges, net	(15,933)	(7,015)	26,819
Gain on sale of investments	(2,636)	—	—
Share-based compensation	15,626	14,788	14,056
Excess tax benefits from share-based awards	—	—	(12,685)
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	8,052	(9,740)	(14,198)
(Increase) decrease in other assets	(4,814)	(14,353)	22,771
(Decrease) increase in payables and other liabilities	(16,699)	81,763	47,888
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(55,607)	(63,994)	(73,394)
Increase in deferred revenue, net	28,005	31,182	34,775
Decrease in deferred receipts held in trust	(19,290)	(23,274)	(25,831)
Net cash provided by operating activities	615,830	503,372	489,035
Cash flows from investing activities:
Capital expenditures	(235,545)	(214,501)	(193,446)
Acquisitions, net of cash acquired	(194,824)	(76,171)	(72,859)
Proceeds from divestitures and sales of property and equipment	37,309	52,381	51,813
Proceeds from sale of investments	2,900	—	—
Payments for Company-owned life insurance policies	(14,760)	(7,360)	(9,050)
Proceeds from Company-owned life insurance policies	4,824	2,592	2,517
Purchase of land and other	(14,525)	175	—
Net cash used in investing activities	(414,621)	(242,884)	(221,025)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	396,349	1,787,500	1,060,000
Debt issuance costs	—	(12,939)	(5,232)
Scheduled payments of debt	(34,134)	(468,973)	(36,414)
Early payments of debt	(259,590)	(1,117,512)	(895,634)
Principal payments on capital leases	(39,686)	(51,106)	(33,119)
Proceeds from exercise of stock options	24,517	33,611	17,662
Excess tax benefits from share-based awards	—	—	12,685
Purchase of Company common stock	(277,611)	(199,637)	(227,928)
Payments of dividends	(123,849)	(108,750)	(98,418)
Purchase of noncontrolling interest	—	(4,580)	(1,961)
Bank overdrafts and other	(15,177)	5,959	(1,095)
Net cash used in financing activities	(329,181)	(136,427)	(209,454)
Effect of foreign currency	(5,045)	5,034	1,857
Net (decrease) increase in cash, cash equivalents, and restricted cash	(133,017)	129,095	60,413
Cash, cash equivalents, and restricted cash at beginning of period	340,601	211,506	151,093
Cash, cash equivalents, and restricted cash at end of period	$207,584	$340,601	$211,506
(See notes to consolidated financial statements)

Table of Contents
SERVICE CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2015	$200,859	$(5,086)	$1,092,106	$(109,351)	$6,164	$4,709	$1,189,401
Comprehensive income	—	—	—	177,038	10,328	270	187,636
Dividends declared on common stock ($.51 per share)	—	—	(98,418)	—	—	—	(98,418)
Stock option exercises	2,108	—	15,554	—	—	—	17,662
Restricted stock awards, net of forfeitures	241	(1)	(240)	—	—	—	—
Employee share-based compensation earned	—	—	14,056	—	—	—	14,056
Purchase of Company common stock	—	(8,812)	(48,042)	(171,074)	—	—	(227,928)
Tax benefits of share-based awards	—	—	12,685	—	—		12,685
Purchase of noncontrolling interest	—	—	364	—	—	(2,325)	(1,961)
Noncontrolling interest payments	—	—	—	—	—	(120)	(120)
Retirement of treasury shares	(7,901)	7,901	—	—	—	—	—
Other	96	—	2,138	—	—	—	2,234
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247

Comprehensive income	—	—	—	546,663	25,451	195	572,309
Dividends declared on common stock ($.58 per share)	—	—	(37,011)	(71,739)	—	—	(108,750)
Stock option exercises	2,759	—	30,852	—	—	—	33,611
Restricted stock awards, net of forfeitures	209	(2)	(207)	—	—	—	—
Employee share-based compensation earned	—	—	14,788	—	—	—	14,788
Purchase of Company common stock	—	(6,211)	(32,253)	(161,173)	—	—	(199,637)
Purchase of noncontrolling interest	—	—	(2,258)	—	—	(2,322)	(4,580)
Noncontrolling interest payments	—	—	—	—	—	(360)	(360)
Retirement of treasury shares	(6,890)	6,890	—	—	—	—	—
Other	455	—	6,354	—	—	—	6,809
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437

Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	447,208	(28,319)	191	419,080
Dividends declared on common stock ($.68 per share)	—	—	—	(123,849)	—	—	(123,849)
Stock option exercises	1,802	—	22,715	—	—	—	24,517
Restricted stock awards, net of forfeitures	178	—	(178)	—	—	—	—
Employee share-based compensation earned	—	—	15,626	—	—	—	15,626
Purchase of Company common stock	—	(7,348)	(38,404)	(231,859)	—	—	(277,611)
Noncontrolling interest payments	—	—	—	—	—	(326)	(326)
Retirement of treasury shares	(9,419)	9,419	—	—	—	—	—
Other	224	—	2,483	2	—	—	2,709
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
(See notes to consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$198,850	$330,039
Restricted cash(1):
Included in Other current assets	7,007	8,625
Included in Deferred charges and other assets	1,727	1,937
Total restricted cash	8,734	10,562
Total cash, cash equivalents, and restricted cash	$207,584	$340,601

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Accounts Receivable and Allowance for Doubtful Accounts
Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our receivables. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed receivables are considered past due after thirty days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is one hundred eighty days delinquent at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, and demographic or competitive changes in our areas of operation.
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $68.6 million, $68.1 million, and $66.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the assets useful lives are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten to forty years, equipment is depreciated over a period from three to eight years, and leasehold improvements are depreciated over the shorter of the lease term or ten years. Depreciation and amortization expense related to property and equipment was $153.7 million, $153.1 million, and $147.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. For 2018 these changes in useful life, which were made prospectively, reduced depreciation expense by $4.3 million ($0.02 per basic and diluted share). When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have lease arrangements related to real estate and office equipment for funeral service and cemetery locations that are classified as operating leases at December 31, 2018. Lease terms related to real estate generally range from one to forty years with options to renew at varying terms. Lease terms related to office and transportation equipment generally range from one to eight years with options to renew at varying terms. Our capital leases primarily include transportation equipment that generally range from one to eight years. We calculate operating lease expense ratably over the lease term. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. For more information related to leases, see Note 8.
Goodwill
The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is tested annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For our most recent annual impairment test performed in the fourth quarter, we used a 6.75% discount rate, growth rates ranging from 2.5% to 5.4% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years. Our terminal value was calculated using a long-term growth rate of 1.0% and 2.4% for our funeral and cemetery reporting units, respectively.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2018 or 2017. For more information related to goodwill, see Note 4.
Other Intangible Assets
Our intangible assets include covenants-not-to-compete, customer relationships, trademarks and tradenames, and other intangible assets primarily resulting from acquisitions. Certain of our trademark and tradenames and other intangible assets are considered to have an indefinite life and are not subject to amortization. We test for impairment of indefinite-lived intangible assets annually during the fourth quarter.
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
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2018 or 2017.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in fulfillment of performance obligations on our contracts. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two to eighty-nine years. For more information related to intangible assets, see Note 4.
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
Fixed income commingled funds, money market funds, and private equity investments are measured at net asset value. Fixed income commingled funds and money market funds are redeemable for net asset value with two weeks' notice and immediately, respectively. Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. We estimate that the underlying assets will be liquidated over the next two to ten years.
Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.

We assess our investments in fixed income instruments for other-than-temporary declines in fair value on a quarterly basis. Prior to our adoption of the new guidance on financial instruments discussed below in "Accounting Standards Adopted in 2018", we also assessed our investments in equity instruments for other-than temporary declines in fair value on a quarterly basis. Impairment charges resulting from these assessments are recognized as investment losses in Other income (expense), net. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, related to Deferred receipts held in trust, for the years ended December 31, 2017 and 2016, we recorded a $28.9 million, and a $11.9 million, respectively, impairment charge for other-than-temporary declines in fair value related to certain investments.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 9.4 million, 6.9 million, and 7.9 million shares of common stock held in our treasury in 2018, 2017, and 2016, respectively. These retired treasury shares were changed to authorized but unissued status.
Foreign Currency Translation
All assets and liabilities of Canadian subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rates for the reporting period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheet.
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
On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.
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
We also sell travel protection as an agent of a third party. Travel protection is a service that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family. We do not provide travel protection services and we are not primarily obligated to provide such services under these arrangements. Therefore, we record revenues, net of amounts due to the third-party, at the time of sale.
Total consideration received for price-guaranteed preneed and for atneed contracts with customers represents the stated amount of the contract excluding any amounts collected on behalf of third parties, such as sales taxes. Additionally, pursuant to state or provincial law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in total consideration.
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
Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Our preneed contracts may also have extended payment terms with associated financing charges. We do not accrue interest on preneed receivables if they are not paid in accordance with the contractual payment terms given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. We do not consider preneed receivables to be past due until the merchandise or services are required to be delivered at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than thirty days. For unfulfilled performance obligations on cancelable preneed contracts, our Consolidated Balance Sheet reflects the net contract liability, which represents the amount we have collected from customers, in Deferred revenue, net.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract. We recognized these retained funds, if any, and the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount refundable to the customer exceeds the funds in trust.
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds by us to maintain the cemetery. This portion of the proceeds is not recognized as revenue. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue. These distributions are intended to defray cemetery maintenance costs incurred by us for our cemetery properties, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn; however, in lieu of the distribution of realized income, certain states allow a total return distribution which may contain elements of income, capital appreciation, and principal.
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred and, as of December 31, 2018, we had $282.3 million of these costs in Deferred charges and other assets. These deferred costs are classified as long-term on our Consolidated Balance sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. All other selling costs are expensed as incurred.
Insurance-funded preneed contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2018, 2017, and 2016 was $134.1 million, $121.0 million, and $135.8 million, respectively.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating a bonus depreciation that will allow for full expensing on qualified property, and imposing a limitation on deductibility of certain executive compensation.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provided a measurement period of up to one year from the Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to deemed repatriated earnings and the remeasurement of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. During 2018, we identified and recorded discrete adjustments to the provisional amounts allowed under SAB 118. The accounting for the income tax effects of the Tax Act was completed in the fourth quarter of 2018. For further information on the impacts of the Tax Act, see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data.
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
We adopted the standard as of January 1, 2018 applying the modified retrospective approach to all contracts that were not completed at adoption based on the contract terms in existence at adoption. As a result of the adoption, we recorded a $172.2 million increase to Retained earnings, which comprises a $268.0 million increase to Deferred charges and other assets partially offset by a $38.0 million increase to Deferred revenue, net and a $57.8 million increase to Deferred tax liability. We made the enhanced revenue-related disclosures in Notes 2, 3, and 12 of this Form 10-K.
Additionally, the amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts are required to be presented with Deferred revenue, net, instead of as Preneed receivables, net and trust investments on our Consolidated Balance Sheet. Accordingly, we reclassified $546.6 million of these amounts from Preneed receivables, net and trust investments to Deferred revenue, net. As a result of this reclassification, we eliminated our previous cancellation reserve on these performance obligations.
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

The impact of adopting the new guidance on our Consolidated Statement of Operations was as follows:

	Year Ended December 31, 2018
	As Reported	Effect of New Guidance	Without New Guidance
	(In thousands, except per share amounts)
Revenue	$3,190,174	$1,142	$3,191,316
Costs and expenses	(2,429,852)	(15,491)	(2,445,343)
Operating profit (loss)	760,322	(14,349)	745,973
General and administrative expenses	(145,499)	—	(145,499)
Gain on divestitures and impairment charges, net	15,933	—	15,933
Hurricane recoveries, net	(97)	—	(97)
Operating income (loss)	630,659	(14,349)	616,310
Interest expense	(181,556)	—	(181,556)
Loss on early extinguishment of debt, net	(10,131)	—	(10,131)
Other income, net	2,760	—	2,760
Income (loss) before income taxes	441,732	(14,349)	427,383
Benefit from income taxes	5,826	3,672	9,498
Net income (loss)	447,558	(10,677)	436,881
Net income attributable to noncontrolling interests	(350)	—	(350)
Net income (loss) attributable to common stockholders	$447,208	$(10,677)	$436,531
Earnings per share
Basic	$2.45	$(0.06)	$2.39
Diluted	$2.39	$(0.06)	$2.33
Cash Flow
In August and November 2016, the FASB amended "Statement of Cash Flows" to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflects changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayments and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on Company-owned life insurance. We adopted the new guidance retrospectively on January 1, 2018. As a result, we have recast our Consolidated Statement of Cash Flows as follows:

	Year Ended December 31, 2017
	As Previously Reported	Effect of New Guidance	As Recast
	(In thousands)
Net cash provided by operating activities	$502,340	$1,032	$503,372
Cash flows from investing activities:
Capital expenditures	(214,501)	—	(214,501)
Acquisitions, net of cash acquired	(49,988)	(26,183)	(76,171)
Proceeds from divestitures and sales of property and equipment	28,429	23,952	52,381
Payments for Company-owned life insurance policies	—	(7,360)	(7,360)
Proceeds from Company-owned life insurance policies	—	2,592	2,592
Other	175	—	175
Net cash used in investing activities	(235,885)	(6,999)	(242,884)
Net cash used in financing activities	(136,427)	—	(136,427)
Effect of foreign currency on cash, cash equivalents, and restricted cash	5,025	9	5,034
Net increase in cash, cash equivalents, and restricted cash	135,053	(5,958)	129,095
Cash, cash equivalents, and restricted cash at beginning of period	194,986	16,520	211,506
Cash, cash equivalents, and restricted cash at end of period	$330,039	$10,562	$340,601

	Year Ended December 31, 2016
	As Previously Reported	Effect of New Guidance	As Recast
	(In thousands)
Net cash provided by operating activities	$463,595	$25,440	$489,035
Cash flows from investing activities:
Capital expenditures	(193,446)	—	(193,446)
Acquisitions, net of cash acquired	(69,146)	(3,713)	(72,859)
Proceeds from divestitures and sales of property and equipment	41,310	10,503	51,813
Payments for Company-owned life insurance policies	—	(9,050)	(9,050)
Proceeds from Company-owned life insurance policies	—	2,517	2,517
Other	5,150	(5,150)	—
Net cash used in investing activities	(216,132)	(4,893)	(221,025)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,060,000	—	1,060,000
Debt issuance costs	(5,232)	—	(5,232)
Scheduled payments of debt	(36,414)	—	(36,414)
Early payments of debt	(875,110)	(20,524)	(895,634)
Principal payments on capital leases	(33,119)	—	(33,119)
Proceeds from exercise of stock options	17,662	—	17,662
Excess tax benefits from share-based awards	12,685	—	12,685
Purchase of Company common stock	(227,928)	—	(227,928)
Payments of dividends	(98,418)	—	(98,418)
Purchase of noncontrolling interest	(1,961)	—	(1,961)
Bank overdrafts and other	(1,095)	—	(1,095)
Net cash used in financing activities	(188,930)	(20,524)	(209,454)
Effect of foreign currency on cash, cash equivalents, and restricted cash	1,854	3	1,857
Net increase in cash, cash equivalents, and restricted cash	60,387	26	60,413
Cash, cash equivalents, and restricted cash at beginning of period	134,599	16,494	151,093
Cash, cash equivalents, and restricted cash at end of period	$194,986	$16,520	$211,506
Retirement Plans
In March 2017, the FASB amended "Retirement Plans" to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the classification of interest costs and actuarial gains and losses separately from operating income on the Consolidated Statement of Operations. We adopted the new guidance on January 1, 2018 and applied the practical expedient of reclassifying the amounts disclosed as "total net periodic benefit cost" in Note 11 to our December 31, 2017 Form 10-K from Operating income to Other income (expense), net. For the twelve months ended December 31, 2017 we reclassified $0.6 million and $1.4 million from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net. For the twelve months ended December 31, 2016, we reclassified $0.4 million and $1.0 million from Costs and expenses and General and administrative expenses, respectively, to Other income (expense), net.
Financial Instruments
In January 2016 and February 2018, the FASB amended "Financial Instruments" to provide additional guidance on the recognition and measurement of financial assets and liabilities. The amendment requires investments in equity instruments to be measured at fair value with changes in fair value reflected in net income. For us, these changes in fair value will be offset by a corresponding change in the fair value of Deferred receipts held in trust or Care trusts' corpus. The amendment also changes the required disclosures associated with equity instruments as a result of the change in presentation. The new guidance was effective for us on January 1, 2018 and our adoption did not materially impact our consolidated results of operations, consolidated financial position, and cash flows as of and for the twelve months ended December 31, 2018. We made the appropriate disclosure changes in Note 3 of this Form 10-K.
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

Recently Issued Accounting Standards
Financial Instruments
In June 2016 and November 2018, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. The new guidance is effective for us on January 1, 2020, and we are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.
Leases
In February 2016, January 2018, July 2018, and December 2018, the FASB amended "Leases" to increase transparency and comparability among organizations. Under the new standard, an entity will be required to recognize right of use lease assets and liabilities on its balance sheet and disclose key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
We will adopt the new guidance on January 1, 2019 using the modified retrospective transition method.  The modified retrospective transition method includes a number of optional practical expedients and accounting policy elections.

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
We have established a team to implement the standard update. The implementation team reports findings and progress of the project to management on a frequent basis. We are implementing a new enterprise-wide lease management system in the form of a pre-configured software as a service cloud-based application to support the adoption and ongoing lease requirements under the new guidance. This system serves as a lease database to manage our lease inventory centrally and ensure completeness of lease inventory. The system also produces accounting entries and financial reporting disclosures accurately under the new guidance and provides lease activity business intelligence reporting. We have tested the new system to ensure it produces the data to prepare the required accounting entries and disclosures under the new guidance upon adoption and on an ongoing basis. We are evaluating and implementing additional changes to our processes and internal controls to facilitate adoption on January 1, 2019 and to meet the standard’s on-going reporting and disclosure requirements.
Our current operating lease portfolio is primarily composed of real estate and equipment. Upon adoption of this standard, we will recognize a right-of-use asset and liability related to substantially all operating lease arrangements. We are completing our valuation of the right-of-use asset and lease liability based on the present value of the lease payments. We expect the adoption of the new standard to significantly impact our consolidated financial position due to the recognition of the right-of-use asset and liability for our operating leases. We do not believe that adoption will have a material impact to our consolidated results of operations or cash flows.
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
Internal Use Software
In August 2018, the FASB amended "Internal Use Software" to align the requirements for capitalizing implementation costs incurred in a hosting arrangement for software-as-a-service that is a service contract with the requirements for capitalizing those costs in a hosting arrangement that includes a software license. Costs for implementation activities in the application development stage are capitalized, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any capitalized costs are amortized over the term of the hosting arrangement. Cash payments for the implementation costs, whether capitalized or not, are presented as operating outflows as that is consistent with the presentation of the fees in the hosting arrangement. The new guidance is effective for us on January 1, 2020, and we are still assessing the impact on our consolidated results of operations, consolidated financial position, and cash flows.

3.	Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Preneed funeral receivables (1)	$107,612	$336,925
Preneed cemetery receivables (1)	883,432	1,118,146
Preneed receivables from customers	991,044	1,455,071
Unearned finance charge	(44,981)	(45,515)
Allowance for cancellation (1)	(48,380)	(107,749)
Preneed receivables, net	897,683	1,301,807

Trust investments, at market	4,585,720	4,749,548
Assets associated with business held for sale	—	(5,660)
Insurance-backed fixed income securities and other	265,787	265,314
Trust investments	4,851,507	5,009,202
Less: Cemetery perpetual care trust investments	(1,477,798)	(1,532,167)
Preneed trust investments	3,373,709	3,477,035

Preneed receivables, net and trust investments	$4,271,392	$4,778,842

(1)
Upon adoption of "Revenue from Contracts with Customers" on January 1, 2018, we reclassified amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts as a reduction in Deferred revenue, net. As a result of this reclassification, we eliminated the allowance for cancellation on these performance obligations.

The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Deposits	$393,523	$371,234	$321,232
Withdrawals	$432,822	$415,283	$350,379
Purchases of securities	$1,540,093	$2,057,348	$1,462,900
Sales of securities	$1,564,968	$1,999,918	$1,393,728
Realized gains from sales of securities(1)	$305,595	$256,413	$100,284
Realized losses from sales of securities(1)	$(77,996)	$(76,963)	$(113,806)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus

The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$4,778,842	$4,305,165	$4,078,464
Net preneed contract sales	1,325,134	1,257,288	1,159,194
Cash receipts from customers, net of refunds	(1,185,717)	(1,109,380)	(1,030,703)
Deposits to trust	347,601	328,241	279,782
Acquisitions of businesses, net	134,729	8,153	1,477
Net undistributed investment (losses) earnings (1)	(191,611)	384,512	145,511
Maturities and distributed earnings	(433,036)	(411,452)	(337,912)
Change in cancellation allowance	62,131	(528)	3,329
Change in amounts due on unfulfilled performance obligations	(546,554)	—	—
Effect of foreign currency and other	(20,127)	16,843	6,023
Ending balance - Preneed receivables, net and trust investments	$4,271,392	$4,778,842	$4,305,165

(1)	Includes both realized and unrealized investment (losses) earnings.
The cost and market values associated with trust investments recorded at market value at December 31, 2018 and 2017 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2018
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,187	$153	$(448)	$48,892
Canadian government	2	56,343	23	(1,797)	54,569
Corporate	2	19,869	13	(516)	19,366
Residential mortgage-backed	2	3,611	10	(50)	3,571
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	9,058	180	(412)	8,826
Common stock:
United States	1	1,236,513	149,233	(138,141)	1,247,605
Canada	1	34,821	9,082	(3,026)	40,877
Other international	1	77,676	6,057	(10,275)	73,458
Mutual funds:
Equity	1	760,887	7,104	(151,853)	616,138
Fixed income	1	1,180,325	800	(89,179)	1,091,946
Other	3	6,548	3,210	(3)	9,755
Trust investments, at fair value		3,434,980	175,867	(395,711)	3,215,136
Commingled funds
Fixed income		419,206	2,419	(18,981)	402,644
Equity		205,789	19,567	(11,723)	213,633
Money market funds		466,429	—	—	466,429
Private equity		215,618	72,897	(637)	287,878
Trust investments, at net asset value		1,307,042	94,883	(31,341)	1,370,584
Trust investments, at market		$4,742,022	$270,750	$(427,052)	$4,585,720

		December 31, 2017
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,805	$14	$(117)	$48,702
Canadian government	2	81,500	160	(1,089)	80,571
Corporate	2	13,540	327	(170)	13,697
Residential mortgage-backed	2	3,279	16	(14)	3,281
Asset-backed	2	320	15	(10)	325
Equity securities:
Preferred stock	2	7,834	385	(139)	8,080
Common stock:
United States	1	1,161,015	266,822	(24,739)	1,403,098
Canada	1	30,762	12,545	(522)	42,785
Other international	1	63,510	13,174	(2,834)	73,850
Mutual funds:
Equity	1	613,934	59,100	(4,312)	668,722
Fixed income	1	1,230,196	11,897	(23,943)	1,218,150
Other	3	5,953	3,114	—	9,067
Trust investments, at fair value		3,260,648	367,569	(57,889)	3,570,328
Commingled funds
Fixed income		454,242	235	(5,860)	448,617
Equity		214,000	12,826	—	226,826
Money market funds		287,435	—	—	287,435
Private equity		166,860	51,631	(2,149)	216,342
Trust investments, at net asset value		1,122,537	64,692	(8,009)	1,179,220
Trust investments, at market		$4,383,185	$432,261	$(65,898)	$4,749,548
As of December 31, 2018, our unfunded commitment for our private equity investments was $113 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Fair value, beginning balance at January 1	$9,067	$7,163	$8,162
Net realized and unrealized (losses) gains included in Other income (expense), net(1)	(697)	912	251
Purchases	66	1,945	89
Sales	(26)	(953)	(1,339)
Acquisitions, net	1,345	—	—
Fair value, ending balance at December 31	$9,755	$9,067	$7,163

(1)
All net realized and unrealized (losses) gains recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2019 to 2077. Maturities of fixed income securities (excluding mutual funds) at December 31, 2018 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$62,374
Due in one to five years	53,512
Due in five to ten years	9,698
Thereafter	947
Total estimated maturities of fixed income securities	$126,531
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $121.7 million, $112.6 million, and $94.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $74.7 million, $62.9 million, and $67.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
We have determined that the unrealized losses in our fixed income trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2018 and 2017, are shown in the following tables:

	December 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,899	$(226)	$16,374	$(222)	$23,273	$(448)
Canadian government	2,254	(9)	25,330	(1,788)	27,584	(1,797)
Corporate	11,579	(206)	6,563	(310)	18,142	(516)
Residential mortgage-backed	351	(4)	3,010	(46)	3,361	(50)
Asset-backed	—	—	79	(11)	79	(11)
Total fixed income temporarily impaired securities	$21,083	$(445)	$51,356	$(2,377)	$72,439	$(2,822)

	December 31, 2017
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$29,014	$(115)	$106	$(2)	$29,120	$(117)
Canadian government	20,947	(639)	6,370	(450)	27,317	(1,089)
Corporate	2,423	(31)	4,453	(139)	6,876	(170)
Residential mortgage-backed	2,880	(12)	151	(2)	3,031	(14)
Asset-backed	—	—	74	(10)	74	(10)
Total fixed income temporarily impaired securities	$55,264	$(797)	$11,154	$(603)	$66,418	$(1,400)
Deferred revenue, net
At December 31, 2018 and 2017, Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.

The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Deferred revenue	$1,989,232	$1,789,776
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	(570,418)	—
Deferred revenue, net	$1,418,814	$1,789,776

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust for the year ended December 31, 2018 (in thousands):

Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,265,206
Cumulative effect of accounting changes	37,991
Net preneed contract sales	977,378
Acquisitions of businesses, net	159,560
Net investment losses(1)	(195,051)
Recognized revenue from backlog (2)	(381,041)
Recognized revenue from current period sales	(572,428)
Change in amounts due on unfulfilled performance obligations	(546,554)
Change in cancellation reserve	65,817
Effect of foreign currency and other	(20,326)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$4,790,552

(1)	Includes both realized and unrealized investment losses.

(2)	Includes current year trust fund income through the date of performance.
The following table summarizes the activity in Deferred revenue, net:

	Years Ended December 31,
	2017	2016
	(In thousands)
Beginning balance — Deferred revenue, net	$1,731,417	$1,677,898
Net preneed contract sales	900,037	847,848
Acquisitions of businesses, net	10,488	193
Net investment earnings (1)	381,436	146,103
Recognized revenue	(876,857)	(823,319)
Change in cancellation allowance	(165)	5,396
Change in deferred receipts held in trust	(361,499)	(124,923)
Effect of foreign currency and other	4,919	2,221
Ending balance — Deferred revenue, net	$1,789,776	$1,731,417

(1)	Includes both realized and unrealized investment earnings.

4.	Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2018			2017
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance--Goodwill	$1,499,741	$306,240	$1,805,981	$1,493,655	$305,426	$1,799,081

Increase in goodwill related to acquisitions	38,976	29,219	68,195	8,013	1,215	9,228
Reduction of goodwill related to divestitures	(2,183)	(24)	(2,207)	(8,495)	(401)	(8,896)
Effect of foreign currency	(8,127)	—	(8,127)	6,568	—	6,568
Activity	28,666	29,195	57,861	6,086	814	6,900
Ending balance--Goodwill	$1,528,407	$335,435	$1,863,842	$1,499,741	$306,240	$1,805,981
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2018	2017
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$215,424	$214,628
Customer relationships	10	-	20	158,347	129,516
Tradenames	5	-	89	16,150	9,150
Other	5	-	89	25,103	11,927
				415,024	365,221
Less: accumulated amortization:
Covenants-not-to-compete				195,536	192,296
Customer relationships				75,199	61,321
Tradenames				9,194	7,320
Other				5,504	4,830
				285,433	265,767

Amortizing intangibles, net				129,591	99,454

Non-amortizing intangibles:
Tradenames			Indefinite	293,474	263,880
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				304,239	274,645

Intangible assets, net - included in Deferred charges and other assets				$433,830	$374,099

As part of our annual recoverability testing process during 2018, we recognized $2.4 million of impairment on tradenames. Amortization expense for intangible assets was $26.2 million, $27.7 million, and $31.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligation on our preneed contracts, for the five years subsequent to December 31, 2018 (in thousands):

2019	$8,167
2020	7,076
2021	6,966
2022	5,801
2023	5,410
Total estimated amortization expense	$33,420

5.	Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate, requiring payment of a one-time transition tax on unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense, creating a bonus depreciation that will allow for full expensing on qualified property, and imposing limitation on deductibility of certain executive compensation. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.
In accordance with SAB 118, we recognized a provisional $146.2 million net tax benefit related to deemed repatriated earnings and the remeasurement of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. During 2018, we recognized a net $16.1 million discrete tax benefit for adjustments to the provisional tax amounts allowed under SAB 118. The accounting for the income tax effects of the Tax Act was finalized in the fourth quarter of 2018 based on the regulatory guidance, interpretations, and data available as of December 31, 2018.
As of December 31, 2018, foreign withholding taxes have not been provided on the estimated $221.7 million of undistributed E&P of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $11.5 million.
Beginning in 2018, the Tax Act includes a new U.S. tax base erosion provision designed to tax global intangible low-taxed income (“GILTI”). We made a policy election to account for GILTI as a period cost. However, the tax impacts of GILTI provisions are not material to our consolidated financial statements.
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$399,123	$347,680	$287,946
Foreign	42,609	52,578	38,712
	$441,732	$400,258	$326,658

Income tax (benefit) provision consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
United States	$18,138	$154,128	$113,629
Foreign	10,541	12,187	12,084
State	6,974	4,934	16,150
Total current income taxes	35,653	171,249	141,863
Deferred:
United States	$(48,565)	$(314,389)	$(19,496)
Foreign	386	618	22,708
State	6,700	(4,067)	4,278
Total deferred income taxes	(41,479)	(317,838)	7,490
Total income taxes	$(5,826)	$(146,589)	$149,353
We made income tax payments of $65.4 million, $170.2 million, and $115.0 million in 2018, 2017, and 2016, respectively, and received refunds of $11.4 million, $3.4 million, and $2.4 million, respectively. The income tax payments for 2017 include$34.2 million in settlement payments to the IRS.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$92,764	$140,090	$114,331
State and local taxes, net of federal income tax benefits	10,146	8,216	13,279
Foreign jurisdiction differences	2,377	(6,782)	(2,557)
Permanent differences associated with divestitures	790	1,925	9,267
Changes in uncertain tax positions and audit settlements	(88,687)	(105,821)	5,669
Foreign valuation allowance, net of federal income tax benefits	(431)	1,186	15,850
Enactment of U.S. Tax Act	(16,105)	(146,160)	—
Excess tax benefit from share-based compensation	(11,159)	(18,521)	—
Other	4,479	(20,722)	(6,486)
(Benefit from) provision for income taxes	$(5,826)	$(146,589)	$149,353
Total consolidated effective tax rate	(1.3)%	(36.6)%	45.7%
The effective tax rate for the twelve months ended December 31, 2018 was lower than the federal statutory tax rate of 21% primarily due to the reduction in uncertain tax positions as a result of the expiration of statutes of limitations. The lower effective tax rate for the twelve months ended December 31, 2017 was primarily due to the effects of the Tax Act discussed above and the IRS audit settlement, as well as the result of tax benefits recognized on the settlement of employee share-based awards. The higher effective tax rate for the twelve months ended December 31, 2016 was a result of a valuation allowance recorded against foreign net deferred tax assets for which a future net benefit may not be realized and non-deductible goodwill resulting from gains on divestitures.

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2018	2017
	(In thousands)
Inventories and cemetery property	$(220,537)	$(222,431)
Deferred incremental direct selling costs	(73,696)	—
Property and equipment	(122,281)	(109,631)
Intangibles	(197,815)	(194,159)
Other	—	(4,902)
Deferred tax liabilities	(614,329)	(531,123)
Loss and tax credit carryforwards	153,688	170,979
Deferred revenue on preneed funeral and cemetery contracts	113,970	155,679
Accrued liabilities	63,558	62,727
Other	90	—
Deferred tax assets	331,306	389,385
Less: valuation allowance	(120,931)	(141,154)
Net deferred income tax liability	$(403,954)	$(282,892)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Non-current deferred tax assets	$673	$873
Non-current deferred tax liabilities	(404,627)	(283,765)
Net deferred income tax liability	$(403,954)	$(282,892)
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2016 to December 31, 2018 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2015	$182,545
Reductions to tax positions related to prior years	(4,219)
Balance at December 31, 2016	$178,326
Reductions to tax positions as a result of audit settlement	(30,333)
Reductions to tax positions related to prior years	(68,538)
Balance at December 31, 2017	$79,455
Additions to tax positions related to prior years	1,348
Reduction to tax positions due to expiration of statutes of limitations	(79,455)
Balance at December 31, 2018	$1,348
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.4 million, $79.5 million, and $161.8 million as of December 31, 2018, 2017, and 2016, respectively.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.5 million, $11.1 million, and $57.3 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2018, 2017, and 2016, respectively. We recorded a decrease of interest and penalties of $10.6 million, $46.2 million and an increase of $5.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits and associated interest of $143.0 million. In 2017, we made $34.2 million in settlement payments to the IRS and subsequently in 2018 received federal and state refunds totaling $5.6 million. The federal statutes of limitations have expired for all tax years prior to 2015 and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2013 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.
Various subsidiaries have state and foreign loss carryforwards in the aggregate of $2.7 billion with expiration dates through 2032. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2019	$—	$119,956	$—	$119,956
2020	—	174,507	—	174,507
2021	—	152,788	—	152,788
2022	—	80,831	—	80,831
Thereafter	3,652	2,152,860	11,329	2,167,841
Total	$3,652	$2,680,942	$11,329	$2,695,923
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2018, we recorded a net $4.0 million decrease in our state valuation allowance due primarily to the implementation of the revenue recognition standard as well as statutory tax rate and legislative changes in various states. We also recorded a $16.2 million decrease in our foreign valuation allowance due primarily to dissolution of our Luxembourg subsidiary. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2018, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$767	$146,275	$6,646	$153,688
Valuation allowance	$—	$100,625	$20,306	$120,931

6.    Debt
Debt was as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$250,000
4.5% Senior Notes due November 2020	200,000	200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	550,000
Term Loan due December 2022	641,250	675,000
Bank Credit Facility due December 2022	395,000	—
Obligations under capital leases	211,952	197,232
Mortgage notes and other debt, maturities through 2050	4,076	6,036
Unamortized premiums and discounts, net	6,562	7,456
Unamortized debt issuance costs	(31,762)	(38,071)
Total debt	3,602,078	3,472,653
Less: Current maturities of long-term debt	(69,896)	(337,337)
Total long-term debt	$3,532,182	$3,135,316
Current maturities of debt at December 31, 2018 include amounts due under our term loan, mortgage notes and other debt, and capital leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 4.99% and 4.73% at December 31, 2018 and 2017, respectively. Approximately 66% and 75% of our total debt had a fixed interest rate at December 31, 2018 and 2017, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2018 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2019	$75,037
2020	281,186
2021	238,470
2022	1,379,873
2023	14,193
2024 and thereafter	1,638,519
Total debt maturities	$3,627,278
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2018, we are in compliance with all of our debt covenants. We issued $32.9 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.25% at December 31, 2018. As of December 31, 2018, we have $572.1 million in borrowing capacity under the facility.
As of December 31, 2017, we issued $33.3 million of letters of credit.
Debt Issuances and Additions
During the year ended December 31, 2018, we drew $395.0 million on our Bank Credit Facility as follows:

•	$175.0 million to fund the redemption of our 7.625% Senior Notes due October 2018 in January 2018.

•	$10.0 million to make required payments on our Term Loan due December 2022 in March 2018.

•	$185.0 million to fund acquisition activity, to make required payments on our Term Loan due December 2022, and for general corporate purposes in June 2018.

•	$25.0 million to fund acquisition activity and for general corporate purposes in September 2018.
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
Debt Extinguishments and Reductions
During the year ended December 31, 2018, we made aggregate debt payments of $293.7 million for scheduled and early extinguishment payments including:

•	$250.0 million in aggregate principal of our 7.625% Senior Notes due October 2018;

•	$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;

•	$33.8 million in aggregate principal of our Term Loan due December 2022; and

•	$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2018.
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
Additional Debt Disclosures
At December 31, 2018 and 2017, we had deposits of $3.8 million and $3.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets in our Consolidated Balance Sheet.
We had assets of approximately $1.1 million and $1.2 million pledged as collateral for the mortgage notes and other debt at December 31, 2018 and 2017, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2018	$179,865
Payments in 2017	$160,843
Payments in 2016	$156,950
Expected cash interest payments for the five years subsequent to December 31, 2018 and thereafter are as follows (in thousands):

Payments in 2019	$179,665
Payments in 2020	177,275
Payments in 2021	166,511
Payments in 2022	129,293
Payments in 2023	87,842
Payments in 2024 and thereafter	172,932
Total expected cash interest payments	$913,518

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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
7.625% Senior Notes due October 2018	$—	$259,563
4.5% Senior Notes due November 2020	198,930	199,590
8.0% Senior Notes due November 2021	160,800	175,313
5.375% Senior Notes due January 2022	428,188	436,178
5.375% Senior Notes due May 2024	851,275	892,118
4.625% Senior Notes due December 2027	517,077	558,250
7.5% Senior Notes due April 2027	214,940	238,004
Term Loan due December 2022	629,579	675,000
Bank Credit Facility due December 2022	387,061	—
Mortgage notes and other debt, maturities through 2050	4,076	6,036
Total fair value of debt instruments	$3,391,926	$3,440,052
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
Leases
Our leases principally relate to funeral service real estate and office, maintenance, and transportation equipment. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. Rental expense for operating leases was $27.4 million, $30.5 million, and $31.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, future minimum lease payments for non-cancelable operating and capital leases exceeding one year were as follows:

	Operating	Capital
	(In thousands)
2019	$11,295	$46,998
2020	9,550	51,943
2021	8,251	57,881
2022	7,282	21,842
2023	5,397	15,587
2024 and thereafter	37,841	40,447
Total	$79,616	$234,698
Less: Interest on capital leases		(22,746)
Total principal payable on capital leases		$211,952
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five to ten years, with certain officers and employees and former owners of businesses that we acquired. At December 31, 2018, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2019	$1,823	$632	$5,671	$8,126
2020	1,116	517	4,365	5,998
2021	674	387	3,301	4,362
2022	332	307	2,683	3,322
2023	94	78	1,874	2,046
2024 and thereafter	—	214	5,921	6,135
Total	$4,039	$2,135	$23,815	$29,989
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2018 and 2017, we have self-insurance reserves of $80.1 million and $78.2 million, respectively.
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
Wage and Hour Claims. We are named a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Fredeen, Romano, Doyle, Horton, Quismundo, and Kallweit lawsuits described below. Given the nature of these lawsuits, except for those lawsuits where a settlement is referenced, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration, and the arbitrator has determined that the claims will proceed as a bilateral proceeding. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act.
Lisa Fredeen, an aggrieved employee and on behalf of other aggrieved employees v. California Cemetery and Funeral Services, LLC, et al; Case No. BC706930; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed on May 18, 2018, by the same law firm that filed the Vasquez case described above against SCI subsidiaries, asserting claims for violations of the California Labor Code and PAGA, based on alleged facts similar to those alleged in the Vasquez suit. The plaintiff seeks civil penalties, interest, and attorneys’ fees.
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against SCI subsidiaries and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compulsory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The parties reached a settlement of this lawsuit and the Doyle lawsuit referenced below in November 2018. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI Direct to pay a total of $2.5 million in relation to both the Romano and Doyle lawsuits.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case. The parties reached a settlement of this lawsuit and the Romano lawsuit referenced above in November 2018. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI Direct to pay a total of $2.5 million in relation to both the Romano and Doyle lawsuits.
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
Other Potential Contingencies
In October of 2018, we received a letter from the Illinois Office of the Comptroller claiming that our subsidiary improperly withdrew a total of $13.6 million from perpetual care trusts covering 24 of our cemeteries in Illinois. We believe these withdrawals were entirely proper for the ongoing care of those cemeteries under Illinois law. We intend to vigorously defend the withdrawal of these funds.

9.	Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2018 or 2017. At December 31, 2018 and 2017, 500,000,000 common shares of $1 par value were authorized. We had 184,720,582 and 191,935,647 shares issued and 181,470,582 and 186,614,747 outstanding at par at December 31, 2018 and 2017, respectively.
Accumulated Other Comprehensive Income
The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. The U.S. dollar amount that arises from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in Accumulated other comprehensive income.
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2018, we repurchased 7,347,838 shares of common stock at an aggregate cost of $277.6 million, which is an average cost per share of $37.78. During 2017, we repurchased 6,210,606 shares of common stock at an aggregate cost of $199.6 million, which is an average cost per share of $32.14. During February 2018, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $192.5 million at December 31, 2018.
Subsequent to December 31, 2018, we repurchased 193,395 shares for $7.9 million at an average cost per share of $40.70.

10.	Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended and Restated Incentive Plan reserves 44,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other share-based awards to officers and key employees. In May 2017, our shareholders approved the amended 2016 Equity Incentive Plan that reserves 13,404,404 shares of common stock for outstanding and future awards of stock options, restricted stock, and other awards to officers and key employees. On August 25, 2017, we issued 340,510 deferred common stock equivalents, or units, pursuant to provisions regarding our 2016 Equity Incentive Plan. The 63,894 remaining shares left available under grant from the Director Fee Plan were merged into the 2016 Equity Incentive Plan.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2018 and 2017, 8,287,804 and 10,125,235 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period, and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options are calculated using the following weighted average assumptions, based on the methods described above:

	Years Ended December 31,
Assumptions	2018	2017	2016
Dividend yield	1.8%	2.0%	2.0%
Expected volatility	18.5%	19.0%	19.7%
Risk-free interest rate	2.4%	1.6%	1.0%
Expected holding period (years)	4.0	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation as included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$15,626	$14,788	$14,056
Income tax benefit related to share-based compensation included in net income	$3,998	$5,416	$6,427
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2018 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2017	9,520,299	$19.77
Granted	1,199,420	$37.50
Exercised	(1,801,776)	$13.61
Outstanding at December 31, 2018	8,917,943	$23.40
Exercisable at December 31, 2018	6,145,297	$19.81
The aggregate intrinsic value for stock options outstanding and exercisable was $150.4 million and $125.7 million, respectively, at December 31, 2018.

Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2018 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2018	Weighted- Average Exercise Price
$ 0.00 — 10.00	3,127	0.1	$9.09	3,127	$9.09
$10.01 — 20.00	2,878,785	2.4	$15.38	2,878,785	$15.38
$20.01 — 30.00	4,836,611	5.1	$24.68	3,263,385	$23.73
$30.01 — 40.00	1,199,420	7.1	$37.50	—	$—
$0.00 — 40.00	8,917,943	4.5	$23.40	6,145,297	$19.81
Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of stock options granted	$5.52	$3.90	$4.01
Total fair value of stock options vested	$6,857	$7,425	$7,690
Total intrinsic value of stock options exercised	$48,643	$56,946	$37,284
Cash received from the exercise of stock options	$24,517	$33,611	$17,662
Recognized compensation expense	$6,648	$6,909	$7,633
As of December 31, 2018, the unrecognized compensation expense related to stock options of $7.1 million is expected to be recognized over a weighted average period of 1.3 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (shares reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2017	441,811	$25.70
Granted	177,944	$37.50
Vested	(230,510)	$24.74
Nonvested restricted share awards at December 31, 2018	389,245	$31.67
Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Recognized compensation expense related to restricted share awards	$6,063	$5,564	$5,640
Weighted-average grant date fair value for nonvested restricted stock granted	$37.50	$29.28	$22.28
Total fair market value of restricted share awards vested	$5,702	$5,463	$5,682
Aggregate intrinsic value of restricted share awards vested	$3,578	$4,454	$3,214
At December 31, 2018, unrecognized compensation expense of $6.9 million related to restricted share awards is expected to be recognized over a weighted average period of 1.7 years.

Restricted share units activity was as follows (shares reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2017	167,030	$26.92
Granted	84,604	$35.89
Vested	(72,437)	$26.86
Forfeited and other	(3,896)	$31.63
Nonvested restricted share units at December 31, 2018	175,301	$31.17
Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Recognized compensation expense related to restricted share units	$2,862	$2,052	$820
Weighted-average grant date fair value for nonvested restricted share units granted	$35.89	$27.94	$25.72
Total fair market value of restricted share units vested	$1,946	$1,239	$50
Aggregate intrinsic value of restricted share units vested	$970	$558	$5
At December 31, 2018, the unrecognized compensation expense related to restricted share units of $3.0 million is expected to be recognized over a weighted average period of 1.7 years.

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
We recognize pension related gains and losses in Other income (expense), net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest cost on projected benefit obligation	$923	$1,067	$1,179
Recognized net actuarial (gains) losses	(1,127)	879	259
Total net periodic benefit cost	$(204)	$1,946	$1,438

The Plans’ funded status was as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$28,681	$30,078
Interest cost	923	1,067
Actuarial (gain) loss	(1,127)	879
Benefits paid	(3,770)	(3,343)
Benefit obligation at end of year	$24,707	$28,681
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,770	3,343
Benefits paid, including expenses	(3,770)	(3,343)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(24,707)	$(28,681)

Funding Summary:
Projected benefit obligations	$24,707	$28,681
Accumulated benefit obligation	$24,707	$28,681
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(3,175)	$(3,265)
Included in Other liabilities	(21,532)	(25,416)
Total accrued benefit liability	$(24,707)	$(28,681)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2018 and 2017 was $47.1 million and $46.5 million, respectively, and the cash surrender value was $37.2 million and $36.4 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2018	2017	2016
Weighted-average discount rate used to determine obligations	4.13%	3.41%	3.76%
Weighted-average discount rate used to determine net periodic benefit cost	3.26%	3.86%	3.96%
We base our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, plus 50 basis points. The assumed rate of return on plan assets was not applicable as we pay plan benefits as they come due. As all Plans are frozen, the assumed rate of compensation increase is zero.

The following benefit payments are expected to be paid in the next ten years related to our Plans (in thousands):

2019	$3,175
2020	2,728
2021	2,398
2022	2,319
2023	2,073
Years 2024 through 2028	8,622
Total expected benefit payments	$21,315
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2018, 2017, and 2016, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2018, 2017, and 2016 was $36.8 million, $33.2 million, and $32.5 million, respectively.

12.	Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information was as follows and includes a reconciliation to operating profit to our consolidated income before income taxes.

	Years Ended December 31,
	2018	2017(1)	2016(1)
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$998,464	$1,011,214	$1,045,533
Matured preneed revenue	600,944	574,235	538,013
Core funeral revenue	1,599,408	1,585,449	1,583,546
Non-funeral home revenue	49,671	46,513	42,957
Recognized preneed revenue	125,144	117,352	111,640
Other revenue	123,769	118,838	130,968
Total funeral revenue	1,897,992	1,868,152	1,869,111
Cemetery revenue:
Atneed revenue	323,162	319,899	307,826
Recognized preneed property revenue	572,955	538,314	515,854
Recognized preneed merchandise and services revenue	288,282	274,885	240,301
Core cemetery revenue	1,184,399	1,133,098	1,063,981
Other revenue	107,783	93,781	98,045
Total cemetery revenue	1,292,182	1,226,879	1,162,026
Total revenue from customers	$3,190,174	$3,095,031	$3,031,137
Operating profit:
Funeral operating profit	$369,613	$371,853	$361,022
Cemetery operating profit	390,709	350,926	315,828
Operating profit from reportable segments	760,322	722,779	676,850
General and administrative expenses	(145,499)	(153,067)	(136,708)
Gains (losses) on divestitures and impairment charges, net	15,933	7,015	(26,819)
Hurricane expenses, net	(97)	(5,584)	—
Operating income	630,659	571,143	513,323
Interest expense	(181,556)	(169,125)	(162,093)
Losses on early extinguishment of debt, net	(10,131)	(274)	(22,503)
Other income (expense), net	2,760	(1,486)	(2,069)
Income before income taxes	$441,732	$400,258	$326,658

(1)	The results for the years ended December 31, 2017 and 2016 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

Other reportable segment information for the year ended December 31 was as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2018
Interest expense	$3,634	$469	$177,453	$181,556
Depreciation and amortization	$108,891	$33,183	$11,576	$153,650
Amortization of intangibles	$17,515	$8,619	$61	$26,195
Amortization of cemetery property	$—	$68,640	$—	$68,640
Capital expenditures	$99,008	$125,131	$11,406	$235,545
Total assets	$5,411,178	$6,913,132	$368,933	$12,693,243
2017 (1)
Interest expense	$3,986	$401	$164,738	$169,125
Depreciation and amortization	$109,965	$32,815	$10,361	$153,141
Amortization of intangibles	$17,871	$9,696	$83	$27,650
Amortization of cemetery property	$—	$68,102	$—	$68,102
Capital expenditures	$83,241	$118,699	$12,561	$214,501
Total assets	$5,393,205	$6,946,351	$524,947	$12,864,503
2016 (1)
Interest expense	$3,906	$105	$158,082	$162,093
Depreciation and amortization	$106,602	$31,081	$9,550	$147,233
Amortization of intangibles	$20,444	$10,438	$74	$30,956
Amortization of cemetery property	$—	$66,745	$—	$66,745
Capital expenditures	$68,666	$113,163	$11,617	$193,446

(1)	The results for the years ended December 31, 2017 and 2016 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

Our geographic area information for the year ended December 31 was as follows:

	United States	Canada	Total
	(In thousands)
2018
Revenue from external customers	$2,991,617	$198,557	$3,190,174
Interest expense	$181,266	$290	$181,556
Depreciation and amortization	$144,877	$8,773	$153,650
Amortization of intangibles	$25,664	$531	$26,195
Amortization of cemetery property	$63,709	$4,931	$68,640
Operating income	$568,446	$62,213	$630,659
Gains on divestitures and impairment charges, net	$8,419	$7,514	$15,933
Long-lived assets	$6,334,924	$277,897	$6,612,821
2017 (1)
Revenue from external customers	$2,889,463	$205,568	$3,095,031
Interest expense	$168,956	$169	$169,125
Depreciation and amortization	$143,932	$9,209	$153,141
Amortization of intangibles	$27,092	$558	$27,650
Amortization of cemetery property	$61,307	$6,795	$68,102
Operating income	$502,865	$68,278	$571,143
Gains on divestitures and impairment charges, net	$61	$6,954	$7,015
Long-lived assets	$5,786,063	$286,135	$6,072,198
2016 (1)
Revenue from external customers	$2,848,876	$182,261	$3,031,137
Interest expense (income)	$162,341	$(248)	$162,093
Depreciation and amortization	$138,560	$8,673	$147,233
Amortization of intangibles	$30,427	$529	$30,956
Amortization of cemetery property	$61,449	$5,296	$66,745
Operating income	$461,825	$51,498	$513,323
(Losses) gains on divestitures and impairment charges, net	$(27,658)	$839	$(26,819)

(1)	The results for the years ended December 31, 2017 and 2016 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.

13.	Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents:
Cash	$177,338	$260,281
Commercial paper and temporary investments	21,512	69,758
	$198,850	$330,039
Receivables, net:
Notes receivable	$1,781	$1,605
Atneed funeral receivables, net of allowances of $1,412 and $1,845, respectively	39,709	44,536
Atneed cemetery receivables, net of allowances of $166 and $245, respectively	15,277	16,556
Other	17,058	27,607
	$73,825	$90,304
Other current assets:
Income tax receivable	$8,333	$8,576
Prepaid insurance	5,047	4,419
Restricted cash(1)	7,007	8,625
Other	13,220	13,955
	$33,607	$35,575
Cemetery property:
Undeveloped land	$1,209,109	$1,181,920
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	628,355	610,069
	$1,837,464	$1,791,989
Property and equipment, net:
Land	$631,679	$605,735
Buildings and improvements	2,107,300	1,996,123
Operating equipment	609,658	557,278
Leasehold improvements	34,755	34,607
Capital leases	263,940	254,260
	3,647,332	3,448,003
Less: Accumulated depreciation	(1,525,059)	(1,430,695)
Less: Accumulated amortization of capital leases	(144,909)	(144,264)
	$1,977,364	$1,873,044
Deferred charges and other assets:
Intangible assets, net	$433,830	$374,099
Restricted cash(1)	1,727	1,937
Deferred tax assets	673	873
Notes receivable, net of allowances of $10,814 and $10,946, respectively	8,651	9,624
Cash surrender value of insurance policies	145,981	139,494
Deferred incremental direct selling costs	282,283	—
Other	61,006	75,157
	$934,151	$601,184

	Years Ended December 31,
	2018	2017
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$173,361	$173,685
Accrued benefits	90,303	95,233
Accrued interest	25,976	30,415
Accrued property taxes	18,512	10,541
Self-insurance reserves	80,114	78,227
Bank overdrafts	16,221	27,243
Other accrued liabilities	75,281	73,828
	$479,768	$489,172
Other liabilities:
Accrued benefit costs	$21,532	$25,416
Deferred compensation	126,891	120,782
Customer refund obligation reserve	48,000	51,767
Tax liability	1,873	111,000
Payable to perpetual care trust	88,784	83,015
Other	10,222	19,002
	$297,302	$410,982

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net change in capital expenditure accrual	$(2,597)	$223	$(1,435)
Non-cash acquisition of capital leases	$58,664	$54,087	$41,609

14.	Earnings Per Share
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

A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic	$447,208	$546,663	$177,038
After tax interest on convertible debt	—	52	43
Net income — diluted	$447,208	$546,715	$177,081
Weighted average shares:
Weighted average shares — basic	182,447	187,630	193,086
Stock options	4,339	4,396	2,823
Restricted share units	186	99	12
Convertible debt	—	121	121
Weighted average shares — diluted	186,972	192,246	196,042
Amounts attributable to common stockholders:
Net income per share:
Basic	$2.45	$2.91	$0.92
Diluted	$2.39	$2.84	$0.90
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Antidilutive options	1,035	911	982

15.	Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses existing debt in conjunction with the closing of the acquisition.

The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition enhances our network footprint, enabling us to serve a number of new, complementary areas and

•	the acquisition of the preneed backlog of deferred revenues enhances our long-term stability.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Other current assets	$3,321
Cemetery property	28,683
Property and equipment, net	25,717
Preneed receivables, net and trust investments	102,534
Finite-lived intangible assets	42,799
Indefinite-lived intangible assets	18,000
Deferred charges and other assets	1,717
Cemetery perpetual care trust investments	52,747
Goodwill	46,080
Total assets acquired	321,598
Current liabilities	4,591
Deferred revenue and deferred receipts held in trust	120,522
Deferred income taxes	11,730
Care trusts' corpus	52,747
Total liabilities assumed	189,590
Net assets acquired	$132,008
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
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $46.1 million in goodwill recognized, $26.6 million was allocated to our cemetery segment and $19.5 million was allocated to our funeral segment. $26.4 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)

Other preneed customer relationships	10	20	$19,775
Selling and management agreements	89	89	13,176
Operating leases	89	89	2,848
Tradenames	89	89	7,000
Tradenames		Indefinite	18,000
Total intangible assets			$60,799
We incurred acquisition costs of $2.3 million, which are included in General and administrative expenses. The acquired businesses contributed revenue of $17.9 million and net income of $1.7 million for the period from June 8, 2018 through December 31, 2018.
The following unaudited pro forma summary presents financial information as if the acquisition had occurred on January 1, 2017:

	2018	2017
	(In thousands)
	(unaudited)
Revenue	$32,434	$29,193
Net income	$4,669	$2,531
Excluding the June 2018 acquisition described above, we spent $62.8 million, $76.2 million, and $72.9 million for several smaller, tuck-in acquisitions for the three years ended December 31, 2018, 2017, and 2016, respectively. These amounts include the use of $5.9 million, $26.2 million, and $3.7 million in 1031 exchange funds for the three years ended December 31, 2018, 2017, and 2016, respectively.

Wilson Financial Group
For the years ended December 31, 2017 and 2016, we spent $4.6 million and $1.9 million, respectively, to acquire the remaining 22% of common stock of our consolidated subsidiary, Wilson Financial Group, Inc.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Gains on divestitures, net	$20,340	$29,053	$7,829
Impairment losses	(4,407)	(22,038)	(34,648)
Gains (losses) on divestitures and impairment charges, net	$15,933	$7,015	$(26,819)
During 2016, we incurred $31.2 million million of impairment charges related to the divestiture of certain funeral homes in Los Angeles, California.

16.	Quarterly Financial Data (Unaudited)
Quarterly financial data for 2018 and 2017 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2018
Revenue	$794,482	$796,092	$778,786	$820,814
Costs and expenses	$(598,720)	$(607,965)	$(612,616)	$(610,551)
Operating profit	$195,762	$188,127	$166,170	$210,263
Operating income	$163,692	$161,954	$132,303	$172,710
Income before income taxes(1)	$110,369	$119,315	$86,036	$126,012
(Provision for) benefit from income taxes	$(28,321)	$(16,034)	$(17,043)	$67,224
Net income	$82,048	$103,281	$68,993	$193,236
Net income attributable to noncontrolling interests	$(60)	$(42)	$(58)	$(190)
Net income attributable to common stockholders	$81,988	$103,239	$68,935	$193,046
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.44	$0.57	$0.38	$1.07
Diluted — EPS	$0.43	$0.55	$0.37	$1.04
2017 (3)
Revenue	$777,710	$773,242	$731,346	$812,733
Costs and expenses	$(600,471)	$(589,724)	$(581,570)	$(600,487)
Operating profit	$177,239	$183,518	$149,776	$212,246
Operating income	$139,891	$143,902	$109,351	$177,999
Income before income taxes(1)	$98,526	$101,518	$66,578	$133,636
Benefit from (provision for) income taxes	$76,223	$(32,956)	$(10,437)	$113,759
Net income	$174,749	$68,562	$56,141	$247,395
Net (income) loss attributable to noncontrolling interests	$(47)	$(81)	$23	$(79)
Net income attributable to common stockholders	$174,702	$68,481	$56,164	$247,316
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.93	$0.37	$0.30	$1.32
Diluted — EPS	$0.91	$0.36	$0.29	$1.29

(1)	Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 15.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

(3)	The results for the year ended December 31, 2017 have not been adjusted for the impact of our adoption of "Revenue from Contracts with Customers" on January 1, 2018.
SERVICE CORPORATION INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2018

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period

Current Provision:
Allowance For Doubtful Accounts:
Year Ended December 31, 2018	$2,090	$8,372	$(8,884)	$1,578
Year Ended December 31, 2017	$3,395	$9,980	$(11,285)	$2,090
Year Ended December 31, 2016	$5,496	$10,776	$(12,877)	$3,395
Due After One Year:
Allowance For Doubtful Accounts:
Year Ended December 31, 2018	$10,946	$—	$(132)	$10,814
Year Ended December 31, 2017	$11,334	$—	$(388)	$10,946
Year Ended December 31, 2016	$11,334	$—	$—	$11,334
Preneed Receivables, Net
Asset Allowance For Cancellation:
Year Ended December 31, 2018	$107,749	$(69)	$(59,300)	$48,380
Year Ended December 31, 2017	$104,740	$1,105	$1,904	$107,749
Year Ended December 31, 2016	$105,773	$1,411	$(2,444)	$104,740
Deferred Revenue
Revenue Allowance For Cancellation: (1)
Year Ended December 31, 2018	$(118,099)	$—	$118,099	$—
Year Ended December 31, 2017	$(116,913)	$—	$(1,186)	$(118,099)
Year Ended December 31, 2016	$(121,548)	$—	$4,635	$(116,913)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2018	$141,154	$(20,219)	$(4)	$120,931
Year Ended December 31, 2017	$132,500	$8,035	$619	$141,154
Year Ended December 31, 2016	$126,654	$6,336	$(490)	$132,500

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
No other information.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2019 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2018:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,917,943	$23.40	8,287,804
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 37 of this report.
(3) Exhibits:
EXHIBIT INDEX
PURSUANT TO ITEM 601 OF REG. S-K

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 25, 2018).
3.4	—
Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.5	—	Bylaws of the Company. (Incorporated by reference to Exhibit 3.4 to Form 8-K filed May 25, 2018).
4.1	—
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

10.1	—	Retirement Plan For Non-Employee Directors.
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).

10.4	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016)
10.5	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Michael R. Webb. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2016)
10.6	—
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

10.8	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Gregory T. Sangalis.
10.9	—	Form of Employment and Noncompetition Agreement pertaining to non-senior officers. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016)
10.10	—	Amended 1996 Incentive Plan. (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan. (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan. (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.14	—
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

10.18	—	First Amendment to the SCI 401 (k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.19	—	Second Amendment to the 401 (k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.20	—	Third Amendment to the 401(k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.21	—	Fourth Amendment to the 401 (k) Retirement Savings Plan. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.22	—	Fifth Amendment to the 401 (k) Retirement Savings Plan.
10.23	—	Sixth Amendment to the 401 (k) Retirement Savings Plan.
10.24	—	Amended and Restated Director Fee Plan. (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.25	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.26	—	Form of Indemnification Agreement for officers and directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.27	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.28	—	Form of Performance Unit Grant Award Agreement.
10.29	—
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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.28.
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
Dated: February 20, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ THOMAS L. RYAN*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2019
(Thomas L. Ryan)

	/s/ ERIC D. TANZBERGER*	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2019
(Eric D. Tanzberger)

	/s/ TAMMY R. MOORE*	Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2019
(Tammy R. Moore)

	/s/ ANTHONY L. COELHO*	Lead Independent Director	February 20, 2019
(Anthony L. Coelho)

	/s/ ALAN R. BUCKWALTER, III*	Director	February 20, 2019
(Alan R. Buckwalter, III)

	/s/ JAKKI L. HAUSSLER*	Director	February 20, 2019
(Jakki L. Haussler)

	/s/ VICTOR L. LUND*	Director	February 20, 2019
(Victor L. Lund)

	/s/ JOHN W. MECOM, JR.*	Director	February 20, 2019
(John W. Mecom, Jr.)

	/s/ CLIFTON H. MORRIS, JR.*	Director	February 20, 2019
(Clifton H. Morris, Jr.)

	/s/ ELLEN OCHOA*	Director	February 20, 2019
(Ellen Ochoa)

	/s/ SARA MARTINEZ TUCKER*	Director	February 20, 2019
(Sara Martinez Tucker)

	/s/ W. BLAIR WALTRIP*	Director	February 20, 2019
(W. Blair Waltrip)

	/s/ MARCUS A. WATTS*	Director	February 20, 2019
(Marcus A. Watts)

*By	/s/ GREGORY T. SANGALIS		February 20, 2019
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)