Form 10-Q
period 2019-03-31
SERVICE CORP INTERNATIONAL
filed 2019-04-25
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of April 23, 2019 was 182,242,305 (net of treasury shares).

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
Combination Location (Combos) — Locations where a funeral service location is physically located within or adjoining a SCI owned cemetery location.
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
Preneed Receivables, Net — Amounts due from customers when we have delivered the merchandise, performed the service, or transferred control of the cemetery property interment rights prior to a death occurring or amounts due from customers on irrevocable preneed contracts.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenue:
Property and merchandise revenue	$381,209	$368,214
Service revenue	355,371	378,098
Other revenue	61,632	48,170
Total revenue	798,212	794,482
Costs and expenses:
Cost of property and merchandise	(197,894)	(187,723)
Cost of service	(190,813)	(190,848)
Overhead and other expenses	(217,671)	(220,149)
Total costs and expenses	(606,378)	(598,720)
Operating profit	191,834	195,762
General and administrative expenses	(42,530)	(34,784)
(Losses) gains on divestitures and impairment charges, net	(1,878)	482
Hurricane (expenses) recoveries, net	(448)	2,232
Operating income	146,978	163,692
Interest expense	(47,390)	(43,576)
Loss on early extinguishment of debt, net	—	(10,131)
Other income, net	720	384
Income before income taxes	100,308	110,369
Provision for income taxes	(21,095)	(28,321)
Net income	79,213	82,048
Net income (loss) attributable to noncontrolling interests	110	(60)
Net income attributable to common stockholders	$79,323	$81,988
Basic earnings per share:
Net income attributable to common stockholders	$0.44	$0.44
Basic weighted average number of shares	181,696	185,130
Diluted earnings per share:
Net income attributable to common stockholders	$0.43	$0.43
Diluted weighted average number of shares	185,317	189,923

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net income	$79,213	$82,048
Other comprehensive income:
Foreign currency translation adjustments	7,401	(9,592)
Total comprehensive income	86,614	72,456
Total comprehensive income attributable to noncontrolling interests	(40)	(57)
Total comprehensive income attributable to common stockholders	$86,574	$72,399

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$153,694	$198,850
Receivables, net	81,811	73,825
Inventories	25,219	24,950
Other	29,328	33,607
Total current assets	290,052	331,232
Preneed receivables, net and trust investments	4,498,502	4,271,392
Cemetery property	1,840,782	1,837,464
Property and equipment, net	1,993,346	1,977,364
Goodwill	1,859,194	1,863,842
Deferred charges and other assets	1,023,282	934,151
Cemetery perpetual care trust investments	1,573,903	1,477,798
Total assets	$13,079,061	$12,693,243

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$520,187	$479,768
Current maturities of long-term debt	68,554	69,896
Income taxes payable	15,802	5,936
Total current liabilities	604,543	555,600
Long-term debt	3,409,196	3,532,182
Deferred revenue, net	1,431,389	1,418,814
Deferred tax liability	408,323	404,627
Other liabilities	359,318	297,302
Deferred receipts held in trust	3,598,213	3,371,738
Care trusts’ corpus	1,567,674	1,471,165
Commitments and contingencies (Note 10)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 185,855,605 and 192,428,122 shares issued, respectively, and 182,250,721 and 181,470,582 shares outstanding, respectively	182,251	181,471
Capital in excess of par value	988,978	972,710
Retained earnings	508,578	474,327
Accumulated other comprehensive income	20,646	13,395
Total common stockholders’ equity	1,700,453	1,641,903
Noncontrolling interests	(48)	(88)
Total equity	1,700,405	1,641,815
Total liabilities and equity	$13,079,061	$12,693,243
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$79,213	$82,048
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	10,131
Depreciation and amortization	37,126	38,981
Amortization of intangibles	7,066	7,103
Amortization of cemetery property	15,723	12,825
Amortization of loan costs	1,620	1,518
Provision for doubtful accounts	1,917	2,158
Provision for (benefit from) deferred income taxes	2,492	(1,692)
Gains (losses) on divestitures and impairment charges, net	1,878	(482)
Share-based compensation	4,568	3,699
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(8,716)	11,587
Increase in other assets	(13,180)	(6,685)
Increase in payables and other liabilities	29,545	20,486
Effect of preneed sales production and maturities:
Decrease in preneed receivables, net and trust investments	7,983	9,742
Increase in deferred revenue, net	30,392	16,550
(Decrease) increase in deferred receipts held in trust	(12,731)	3,489
Net cash provided by operating activities	184,896	211,458
Cash flows from investing activities:
Capital expenditures	(51,573)	(46,241)
Acquisitions, net of cash acquired	(19,240)	(33,934)
Proceeds from divestitures and sales of property and equipment	7,764	6,452
Payments on Company-owned life insurance policies	(7,891)	(9,246)
Proceeds from Company-owned life insurance policies	—	2,810
Other	—	70
Net cash used in investing activities	(70,940)	(80,089)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	185,000
Scheduled payments of debt	(8,535)	(8,535)
Early payments of debt	(135,000)	(259,594)
Principal payments on finance leases	(10,657)	(7,646)
Proceeds from exercise of stock options	15,962	4,989
Purchase of Company common stock	(14,542)	(118,797)
Payments of dividends	(32,820)	(31,348)
Bank overdrafts and other	7,906	(7,574)
Net cash used in financing activities	(162,686)	(243,505)
Effect of foreign currency on cash, cash equivalents, and restricted cash	1,540	(1,145)
Net decrease in cash, cash equivalents, and restricted cash	(47,190)	(113,281)
Cash, cash equivalents, and restricted cash at beginning of period	207,584	340,601
Cash, cash equivalents, and restricted cash at end of period	$160,394	$227,320
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	81,988	(9,589)	57	72,456
Dividends declared on common stock ($0.17 per share)	—	—	—	(31,348)	—	—	(31,348)
Employee share-based compensation earned	—	—	3,699	—	—	—	3,699
Stock option exercises	282	—	4,707	—	—	—	4,989
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(3,095)	(16,101)	(99,601)	—	—	(118,797)
Other	47	—	(866)	—	—	—	(819)
Balance at March 31, 2018	$192,428	$(8,416)	$961,744	$333,864	$32,125	$104	$1,511,849

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	$185,856	$(3,605)	$988,978	$508,578	$20,646	$(48)	$1,700,405

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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Use of Estimates in the Preparation of Financial Statements
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2018. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.
Leases
We have operating and finance leases. Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. Our finance leases primarily include transportation equipment but also include real estate and office equipment. Lease terms related to real estate generally range from one to forty years with options to renew at varying terms. Lease terms related to office and transportation equipment generally range from one to eight years with options to renew at varying terms.
We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the unique facts and circumstances present. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less.
Lease liabilities and their corresponding ROU assets are recorded at commencement date based on the present value of lease payments over the expected lease term. For transportation equipment, we use the rate implicit in each lease to calculate the present value. For real estate and non-transportation equipment leases, the interest rate implicit in lease contracts is typically not readily determinable. Therefore, we use the appropriate collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments for real estate and non-transportation equipment leases. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.
We calculate operating lease expense ratably over the lease term plus any reasonably assured renewal periods. We consider reasonably assured renewal options and fixed escalation provisions in our calculation. Generally, our leases do not include options to terminate the lease prior to the contractual lease expiration date, but future renewal periods are generally cancelable. The majority of our contractually available renewal periods for leases of buildings and land are considered reasonably certain of being exercised. This determination is made by our real estate team based on facts and circumstances surrounding each property. Leases with a term of 12 months or less are not recorded on the balance sheet. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term.
Certain of our lease agreements include variable rental payments based on a percentage of sales over base contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We generally do not have sublease arrangements, sale-leaseback arrangements, or leveraged leases.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For leases commencing before January 1, 2019, we have elected the practical expedient to not separate lease and non-lease components on certain equipment leases, such as copiers where the cost-per-copy maintenance charges are included in the lease charge. On these leases, we have elected to account for the lease and non-lease components as a single component. For leases commencing on or after January 1, 2019, we account for the maintenance charges (non-lease components) separate from the lease components.
Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$153,694	$198,850
Restricted cash(1):
Included in Other current assets	4,964	7,007
Included in Deferred charges and other assets	1,736	1,727
Total restricted cash	6,700	8,734
Total cash, cash equivalents, and restricted cash	$160,394	$207,584

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Property and equipment, net
During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. For the three months ended March 31, 2019, these changes in useful life, which were made prospectively, reduced depreciation expense by $3.9 million ($0.02 per basic and diluted share).
Accounting Standards Adopted in 2019
Leases
In February 2016 and in January, July, and December 2018, the Financial Accounting Standards Board (FASB) issued and amended new guidance on "Leases" to increase transparency and comparability among organizations. Under the new guidance, we are required to recognize right-of-use (ROU) lease assets and liabilities on our balance sheet and disclose key information about leasing arrangements. In addition, the new guidance offers specific accounting considerations for lessees, lessors, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We adopted the new guidance on January 1, 2019 using the modified retrospective transition method. As a result of the adoption, we recorded:

•	a $0.7 million reclass from Other current assets to Accounts payable and accrued liabilities for prepaid operating lease expenses,

•	a $2.7 million reclass from Accounts payable and accrued liabilities to Deferred charges and other assets for accrued operating lease expenses,

•	a $62.6 million increase to Deferred charges and other assets for operating lease right-of-use assets, and

•	a $9.4 million and $53.2 million increase to Accounts payable and accrued liabilities and Other liabilities, respectively, for operating lease liabilities.
The modified retrospective transition method includes a number of optional practical expedients and accounting policy elections:
1.We elected a package of practical expedients to not reassess:

•	whether a contract is or contains a lease,

•	lease classification, or

•	initial direct costs.
2.We did not elect a practical expedient to use hindsight when determining lease term.
3.We elected the short-term lease recognition exemption.
4.The remaining practical expedients do not apply or do not have a material impact.
We established a project team to implement the new guidance. We implemented a new enterprise-wide lease management system in the form of a pre-configured software-as-a-service cloud-based application to support the adoption and ongoing lease requirements under the new guidance. This system serves as a lease database to manage our lease inventory centrally and ensure completeness of our lease inventory. The system also produces accounting entries and financial reporting disclosures required under the new guidance and provides lease activity business intelligence reporting. We thoroughly tested the new system to ensure it produces accurate data to prepare the required accounting entries and disclosures under the new guidance upon adoption and on an ongoing basis. We evaluated and implemented additional changes to our processes and internal controls to facilitate adoption on January 1, 2019 and to meet the standard’s ongoing reporting and disclosure requirements.
Our current operating lease portfolio is primarily composed of real estate and equipment. As a result of the adoption, we recognized ROU assets and lease liabilities related to substantially all operating lease arrangements. The adoption of "Leases" did not have an impact on our consolidated results of operations or cash flows. We made the required enhanced lease-related disclosures above and in Note 9 of this Form 10-Q.
Internal Use Software
In August 2018, the FASB amended "Internal Use Software" to align the requirements for capitalizing implementation costs incurred in a hosting arrangement for software-as-a-service with the requirements for capitalizing those costs in a hosting arrangement that includes a software license. Costs for implementation activities in the application development stage are capitalized, depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed. Any capitalized costs are amortized over the term of the hosting arrangement. Cash payments for the implementation costs, whether capitalized or not, are presented as operating outflows as that is consistent with the presentation of the fees in the hosting arrangement. We adopted the new guidance on a prospective basis to implementation costs incurred after January 1, 2019 with an immaterial impact on our consolidated results of operations and consolidated financial position and no impact on cash flows.
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
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for us on January 1, 2020, and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for us with our quarterly filing for the period ended March 31, 2020 and we will make the required disclosure changes in that filing. Adoption will not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Retirement Plans
In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For us, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for us with our annual filing for the year ended December 31, 2020 and we will make the required disclosure changes in that filing. Adoption will not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Preneed funeral receivables	$111,372	$107,612
Preneed cemetery receivables	880,293	883,432
Preneed receivables from customers	991,665	991,044
Unearned finance charge	(44,699)	(44,981)
Allowance for cancellation	(49,102)	(48,380)
Preneed receivables, net	$897,864	$897,683

Trust investments, at market	$4,909,135	$4,585,720
Insurance-backed fixed income securities and other	265,406	265,787
Trust investments	5,174,541	4,851,507
Less: Cemetery perpetual care trust investments	(1,573,903)	(1,477,798)
Preneed trust investments	$3,600,638	$3,373,709

Preneed receivables, net and trust investments	$4,498,502	$4,271,392

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Deposits	$100,452	$93,269
Withdrawals	$107,356	$106,769
Purchases of securities	$446,761	$599,651
Sales of securities	$317,855	$614,424
Realized gains (1)	$43,525	$58,306
Realized losses (1)	$(32,631)	$(12,296)

(1)
All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at March 31, 2019 and December 31, 2018 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	March 31, 2019
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$47,311	$250	$(291)	$47,270
Canadian government	2	45,738	73	(1,138)	44,673
Corporate	2	10,713	5	(256)	10,462
Residential mortgage-backed	2	3,127	6	(15)	3,118
Asset-backed	2	135	2	(9)	128
Equity securities:
Preferred stock	2	6,086	496	(114)	6,468
Common stock:
United States	1	1,283,369	237,651	(67,561)	1,453,459
Canada	1	36,092	9,614	(1,110)	44,596
Other international	1	79,441	14,482	(1,984)	91,939
Mutual funds:
Equity	1	815,033	21,692	(87,972)	748,753
Fixed income	1	1,195,893	4,201	(45,751)	1,154,343
Other	3	6,706	402	—	7,108
Trust investments, at fair value		3,529,644	288,874	(206,201)	3,612,317
Commingled funds
Fixed income		419,253	2,721	(9,559)	412,415
Equity		208,179	35,698	(305)	243,572
Money market funds		375,874	—	—	375,874
Private equity		195,000	69,957	—	264,957
Trust investments, at net asset value		1,198,306	108,376	(9,864)	1,296,818
Trust investments, at market		$4,727,950	$397,250	$(216,065)	$4,909,135

	December 31, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,187	$153	$(448)	$48,892
Canadian government	2	56,343	23	(1,797)	54,569
Corporate	2	19,869	13	(516)	19,366
Residential mortgage-backed	2	3,611	10	(50)	3,571
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	9,058	180	(412)	8,826
Common stock:
United States	1	1,236,513	149,233	(138,141)	1,247,605
Canada	1	34,821	9,082	(3,026)	40,877
Other international	1	77,676	6,057	(10,275)	73,458
Mutual funds:
Equity	1	760,887	7,104	(151,853)	616,138
Fixed income	1	1,180,325	800	(89,179)	1,091,946
Other	3	6,548	3,210	(3)	9,755
Trust investments, at fair value		3,434,980	175,867	(395,711)	3,215,136
Commingled funds
Fixed income		419,206	2,419	(18,981)	402,644
Equity		205,789	19,567	(11,723)	213,633
Money market funds		466,429	—	—	466,429
Private equity		215,618	72,897	(637)	287,878
Trust investments, at net asset value		1,307,042	94,883	(31,341)	1,370,584
Trust investments, at market		$4,742,022	$270,750	$(427,052)	$4,585,720
As of March 31, 2019, our unfunded commitment for our private equity and other investments was $135.4 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Fair value, beginning balance	$9,755	$9,067
Net unrealized losses included in Other income, net(1)	(1,142)	(534)
Sales	(1,505)	—
Fair value, ending balance	$7,108	$8,533

(1)
All net unrealized (losses) gains recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2019 to 2040. Maturities of fixed income securities (excluding mutual funds) at March 31, 2019 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$51,407
Due in one to five years	45,592
Due in five to ten years	8,540
Thereafter	112
Total estimated maturities of fixed income securities	$105,651
Recognized trust fund income (realized and unrealized) related to these trust investments was $48.0 million and $44.9 million for the three months ended March 31, 2019 and 2018, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of March 31, 2019 and December 31, 2018, respectively, are shown in the following tables:

	March 31, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,645	$(188)	$10,015	$(103)	$16,660	$(291)
Canadian government	—	—	17,772	(1,138)	17,772	(1,138)
Corporate	1,643	(3)	7,262	(253)	8,905	(256)
Residential mortgage-backed	—	—	2,330	(15)	2,330	(15)
Asset-backed	—	—	21	(9)	21	(9)
Total temporarily impaired fixed income securities	$8,288	$(191)	$37,400	$(1,518)	$45,688	$(1,709)

	December 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,899	$(226)	$16,374	$(222)	$23,273	$(448)
Canadian government	2,254	(9)	25,330	(1,788)	27,584	(1,797)
Corporate	11,579	(206)	6,563	(310)	18,142	(516)
Residential mortgage-backed	351	(4)	3,010	(46)	3,361	(50)
Asset-backed	—	—	79	(11)	79	(11)
Total temporarily impaired fixed income securities	$21,083	$(445)	$51,356	$(2,377)	$72,439	$(2,822)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Deferred revenue	$2,009,467	$1,989,232
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(578,078)	(570,418)
Deferred revenue, net	$1,431,389	$1,418,814

The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the three months ended March 31,

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$4,790,552	$5,265,206
Cumulative effect of accounting changes	—	37,991
Net preneed contract sales	240,388	244,091
(Divestitures) Acquisitions of businesses, net	(12,310)	40,332
Net investment gains (losses) (1)	230,540	(46,918)
Recognized revenue from backlog (2)	(115,103)	(115,202)
Recognized revenue from current period sales	(101,242)	(105,256)
Change in amounts due on unfulfilled performance obligations	(6,178)	(606,888)
Change in cancellation reserve	148	61,987
Effect of foreign currency and other	2,807	(6,517)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,029,602	$4,768,826
(1)Includes both realized and unrealized investment earnings.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 21.0% and 25.7% for the three months ended March 31, 2019 and 2018, respectively. The lower effective tax rate for the March 31, 2019 was primarily due to higher excess tax benefits on increased exercises of stock options.
Unrecognized Tax Benefits
As of March 31, 2019, the total amount of our unrecognized tax benefits was $1.4 million, and the total amount of our accrued interest was $0.5 million.
The federal statutes of limitations have expired for all tax years prior to 2015, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2013 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.

5. Debt
Debt as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$200,000	$200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	425,000	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	200,000	200,000
4.625% Senior Notes due December 2027	550,000	550,000
Term Loan due December 2022	632,813	641,250
Bank Credit Facility due December 2022	275,000	395,000
Obligations under finance leases	193,958	211,952
Mortgage notes and other debt, maturities through 2050	24,920	4,076
Unamortized premiums, net	6,334	6,562
Unamortized debt issuance costs	(30,275)	(31,762)
Total debt	3,477,750	3,602,078
Less: Current maturities of long-term debt	(68,554)	(69,896)
Total long-term debt	$3,409,196	$3,532,182

Current maturities of debt at March 31, 2019 include amounts due under our Term Loan, mortgage notes and other debt, and finance leases within the next year.
Our consolidated debt had a weighted average interest rate of 5.03% and 4.99% at March 31, 2019 and December 31, 2018, respectively. Approximately 69% and 66% of our total debt had a fixed interest rate at March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, we paid $24.9 million in cash interest in each period.
Bank Credit Agreement
As of March 31, 2019, we have $275.0 million of outstanding borrowings under our Bank Credit Facility due December 2022; $632.8 million of outstanding borrowings under our Term Loan due December 2022; and issued $32.9 million of letters of credit. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2019, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.25% at March 31, 2019. As of March 31, 2019, we have $692.1 million in borrowing capacity under the Bank Credit Facility.
Subsequent to quarter end, we have increased our outstanding borrowings by $40.0 million to $315.0 million under our Bank Credit Facility due December 2022.
Debt Issuances and Additions
In March 2019, we drew $15.0 million on our Bank Credit Facility for general corporate purposes.
In January 2018, we drew $175.0 million on our Bank Credit Facility to fund the redemption of our 7.625% Senior notes due October 2018. In March 2018 we drew $10.0 million on our Bank Credit Facility to make required payments on our Term Loan due December 2022.
Debt Extinguishments and Reductions
During the three months ended March 31, 2019, we made aggregate debt payments of $143.5 million for scheduled and early extinguishment payments including:
•$135.0 million in aggregate principal of our Bank Credit Facility December 2022;
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
The fair value of our debt instruments at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$199,940	$198,930
8.0% Senior Notes due November 2021	163,665	160,800
5.375% Senior Notes due January 2022	427,673	428,188
5.375% Senior Notes due May 2024	874,225	851,275
7.5% Senior Notes due April 2027	230,000	214,940
4.625% Senior Notes due December 2027	550,676	517,077
Term Loan due December 2022	632,813	629,579
Bank Credit Facility due December 2022	275,000	387,061
Mortgage notes and other debt, maturities through 2050	24,920	4,076
Total fair value of debt instruments	$3,378,912	$3,391,926
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
7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the three months ended March 31, 2019, we repurchased 354,897 shares of common stock at an aggregate cost of $14.5 million, which is an average cost per share of $40.97. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $180.7 million at March 31, 2019.

8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$258,730	$274,499
Matured preneed revenue	156,450	165,329
Core funeral revenue	415,180	439,828
Non-funeral home revenue	12,973	13,677
Recognized preneed revenue	31,325	32,460
Other revenue	33,316	28,400
Total funeral revenue	492,794	514,365
Cemetery revenue:
Atneed revenue	81,451	83,044
Recognized preneed property revenue	128,612	108,940
Recognized preneed merchandise and services revenue	67,039	68,363
Core revenue	277,102	260,347
Other revenue	28,316	19,770
Total cemetery revenue	305,418	280,117
Total revenue from customers	$798,212	$794,482
Operating profit:
Funeral operating profit	$105,418	$120,455
Cemetery operating profit	86,416	75,307
Operating profit from reportable segments	191,834	195,762
General and administrative expenses	(42,530)	(34,784)
(Losses) gains on divestitures and impairment charges, net	(1,878)	482
Hurricane (expenses) recoveries, net	(448)	2,232
Operating income	146,978	163,692
Interest expense	(47,390)	(43,576)
Loss on early extinguishment of debt, net	—	(10,131)
Other income, net	720	384
Income before income taxes	$100,308	$110,369
Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended March 31,
Revenue from external customers:
2019	$754,080	$44,132	$798,212
2018	$744,113	$50,369	$794,482

9. Leases
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

Future lease payments for non-cancelable operating and finance leases as of March 31, 2019 were as follows (in thousands):

	Operating	Finance	Total
2019 (excluding the three months ended March 31, 2019)	$8,527	$35,237	$43,764
2020	10,873	41,702	52,575
2021	9,460	59,553	69,013
2022	8,388	23,352	31,740
2023	6,241	16,569	22,810
Thereafter	43,574	39,990	83,564
Total lease payments	$87,063	$216,403	$303,466
Less: Interest	(23,373)	(22,445)	(45,818)
Present value of lease liabilities	$63,690	$193,958	$257,648

As of December 31, 2018, we disclosed the following future lease payments for non-cancelable operating and finance lease exceeding one year (in thousands):

	Operating	Finance
2019	$11,295	$46,998
2020	9,550	51,943
2021	8,251	57,881
2022	7,282	21,842
2023	5,397	15,587
2024 and thereafter	37,841	40,447
Total	$79,616	$234,698
Less: Interest on finance leases		(22,746)
Total principal payable on finance leases		$211,952

We have 60 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $0.7 million in lease income for the three months ended March 31, 2019. We lease office space and excess land, and we are party to cellular agreements and land easements. We generally do not have sales-type leases, direct financing leases, or lease receivables. The adoption of ASC 842 did not have an impact on our accounting for lessor leases.

Future undiscounted lease income from operating leases as of March 31, 2019 were as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$1,949
2020	1,660
2021	1,312
2022	996
2023	426
Thereafter	94
Total cash receipts	$6,437

The components of lease cost for the three months ended March 31, 2019 were as follows (in thousands):

Amortization of leased assets	$10,964
Interest on lease liabilities	1,831
Total finance lease cost	12,795
Operating lease cost	3,194
Variable lease cost	372
Total lease cost	$16,361

Supplemental balance sheet information as of March 31, 2019 related to leases was as follows (in thousands):

Lease Type	Balance Sheet Classification	Amounts Recognized
Operating lease right-of-use assets (1)	Deferred charges and other assets	$61,432
Finance lease right-of-use assets (1)	Property and equipment, net	187,088
Total right-of-use assets (1)		$248,520

Operating	Accounts payable and accrued liabilities	$8,584
Finance	Current maturities of long-term debt	39,619
Total current lease liabilities		48,203
Operating	Other liabilities	55,106
Finance	Long-term debt	154,339
Total non-current lease liabilities		209,445
Total lease liabilities		$257,648
(1) Right-of-use assets are presented net of accumulated amortization.

The weighted-average life remaining and discount rates of our leases for the three months ended March 31, 2019 were as follows:

	Operating	Finance
Weighted-average remaining lease term (years)	12.2	4.9
Weighted-average discount rate	4.8%	3.4%
Supplemental cash flow information related to leases for the three months ended March 31, 2019 were as follows:

(In thousands)
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$3,093
Operating cash flows from finance leases	$1,948
Financing cash flows from finance leases	$10,657
Total cash paid for amounts included in the measurement of lease liabilities	$15,698

Right-of-use assets obtained in exchange for new finance lease liabilities	$19,166
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,240
10. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2019 and December 31, 2018, we have self-insurance reserves of $83.3 million and $80.1 million, respectively.

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
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case. The parties reached a settlement of this lawsuit and the Romano lawsuit referenced above in November 2018. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI Direct to pay a total of $2.5 million collectively for the Romano and Doyle lawsuits.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016, against SCI subsidiaries, on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed an additional lawsuit, against SCI subsidiaries, alleging individual and PAGA claims similar to those alleged in the Horton case. The additional lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego. In addition to the wage and hour and PAGA claims described above, Horton alleges claims for sexual harassment and wrongful discharge. After a trial, the judge issued a preliminary statement of decision on April 19, 2019, awarding approximately $0.3 million related to the aforementioned claims above.
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
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Bernstein and Hood lawsuits described below.
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
Shelley T. Hood v. Pine Crest Funeral Home and Cemetery A/K/A Pine Crest Funeral Home, Service Corporation International, and others; Case No. 02-CV-2017-900635.00; in the Circuit Court of Mobile County, Alabama. This case was filed in March 2017. Plaintiff alleges she contracted with Pine Crest Funeral Home to cremate her mother’s remains on March 25, 2011. Plaintiff further alleges that the cremated remains could not be located when she contacted Pine Crest Funeral Home to take possession of the cremated remains in October 2015. Plaintiff seeks compensatory and punitive damages. The plaintiff was awarded compensatory and punitive damages after a jury trial. We have filed post-trial motions seeking to set aside or reduce the award. We do not believe there is any loss in excess of the amount accrued for this litigation.
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

11. Earnings Per Share
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$79,323	$81,988
After tax interest on convertible debt	—	15
Net income — diluted	$79,323	$82,003
Weighted average shares (denominator):
Weighted average shares — basic	181,696	185,130
Stock options	3,562	4,522
Restricted stock units	59	150
Convertible debt	—	121
Weighted average shares — diluted	185,317	189,923
Net income per share:
Basic	$0.44	$0.44
Diluted	$0.43	$0.43
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be anti-dilutive in the periods presented. Total equity awards not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Antidilutive options	—	577
Antidilutive restricted stock units	37	—
12. Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item Losses (gains) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gains on divestitures, net	$546	$1,276
Impairment losses	(2,424)	(794)
(Losses) gains on divestitures and impairment charges, net	$(1,878)	$482

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2019, we operated 1,479 funeral service locations and 482 cemeteries (including 287 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $11.4 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2019. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allows us to return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers.  We believe the presentation of these additional merchandise and services through our customer-facing technology enhances our customers' experience by reducing administrative burdens and allowing them to visualize the product offerings and services, which will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our Results of Operations and Cash Flow sections below.
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $184.9 million in the first three months of 2019. We have $692.1 million in borrowing capacity under our Bank Credit Facility.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2019, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2019 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.50 (Max)	3.83
Interest coverage ratio	3.00 (Min)	4.90

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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.18 per common share in 2019. We target a payout ratio of 30% to 40% of earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
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
During the three months ended March 31, 2019, we repurchased 354,897 shares of common stock at an aggregate cost of $14.5 million, which is an average cost per share of $40.97. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $180.7 million at March 31, 2019.
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
During the three months ended March 31, 2019, we made a conscious effort to focus some capital deployment toward managing our debt profile, as we expected additional pressure on our leverage ratio from the anticipated weaker flu season in the first quarter of 2019 compared to the first quarter of 2018. The result was a reduction of total debt by $123.0 million during the quarter, which brought our leverage ratio down to 3.83x and increased our liquidity.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting our operating and investing needs.
Operating Activities
Net cash provided by operating activities decreased $26.6 million to $184.9 million in the first three months of 2019, compared to $211.5 million in the first three months of 2018. Excluding a $5.6 million tax refund in prior period, cash flow from operations decreased by $21.0 million from prior year. The 2019 decrease comprises:

•	a $11.9 million decrease in cash receipts from customers,

•	a $1.8 million decrease in General Agency (GA) and other receipts,

•	a $8.9 million increase in net trust deposits, and

•	a $0.1 million increase in employee compensation, partially offset by

•	a $0.4 million decrease in vendor and other payments, and

•	a $1.3 million decrease in cash tax payments.
Investing Activities
Cash flows from investing activities used $70.9 million in the first three months of 2019 compared to using $80.1 million in the same period of 2018. The $9.2 million decrease from 2019 over 2018 is primarily due to the following:
•a $14.7 million decrease in cash spent on acquisitions,
•a $1.3 million increase in cash receipts from divestitures and asset sales, partially offset by

•	a $5.3 million increase in capital expenditures primarily due to improvements at existing funeral homes, and

•	a $1.5 million increase in payments on Company-owned life insurance policies, net of proceeds.
Financing Activities
Financing activities used $162.7 million in the first three months of 2019 compared to using $243.5 million in the same period of 2018. The $80.8 million decrease from 2019 over 2018 is primarily due to:
•a $104.3 million decrease in purchase of Company common stock,
•a $11.0 million increase in proceeds from exercises of stock options
•a $15.4 million change in bank overdrafts and other, partially offset by

•	a $48.4 million decrease in proceeds from the issuance of debt, net of payments, and

•	a $1.5 million increase in payments of dividends.

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

	March 31, 2019	December 31, 2018
	(In millions)
Preneed funeral	$102.3	$106.9
Preneed cemetery:
Merchandise and services	138.4	137.9
Pre-construction	16.2	15.4
Bonds supporting preneed obligations	256.9	260.2
Bonds supporting preneed business permits	4.7	4.2
Other bonds	18.9	18.9
Total surety bonds outstanding	$280.5	$283.3
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2019 and 2018, we had $5.7 million and $5.9 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details the results of insurance-funded preneed production and maturities for the three months ended March 31, 2019 and 2018, and the number of contracts associated with those transactions.

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Preneed insurance-funded:
Sales production (1)	$134.8	$126.6
Sales production (number of contracts) (1)	23,799	21,589
General agency revenue	$36.0	$31.5
Maturities	$90.4	$96.4
Maturities (number of contracts)	15,472	16,231

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$94.5	$92.7
Sales production (number of contracts)	25,327	25,873
Maturities	$73.8	$77.1
Maturities (number of contracts)	18,844	19,661
Cemetery:
Sales production:
Preneed	$216.7	$201.5
Atneed	82.0	85.1
Total sales production	$298.7	$286.6
Sales production deferred to backlog:
Preneed	$93.9	$97.2
Atneed	60.8	63.3
Total sales production deferred to backlog	$154.7	$160.5
Revenue recognized from backlog:
Preneed	$63.2	$57.0
Atneed	59.6	60.9
Total revenue recognized from backlog	$122.8	$117.9

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2019 and December 31, 2018. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2019 and December 31, 2018. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

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

	March 31, 2019		December 31, 2018
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.43	$1.43	$1.42	$1.42
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Deferred receipts held in trust	3.60	3.46	3.37	3.47
Allowance for cancellation	(0.26)	(0.24)	(0.24)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.35	$5.23	$5.12	$5.21
Backlog of insurance-funded deferred revenue(1)	6.04	6.04	5.97	5.97
Total backlog of deferred revenue	$11.39	$11.27	$11.09	$11.18
Preneed receivables, net and trust investments	$4.50	$4.36	$4.27	$4.37
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Allowance for cancellation on trust investments	(0.26)	(0.24)	(0.24)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.82	$4.70	$4.60	$4.69
Insurance policies associated with insurance-funded deferred revenue(1)	6.04	6.04	5.97	5.97
Total assets associated with backlog of preneed deferred revenue	$10.86	$10.74	$10.57	$10.66

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and/or appraisals. As of March 31, 2019, the difference between the backlog and asset fair value amounts totaled $0.53 billion, consisting of $0.24 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.08 billion collected from customers that were not required to be deposited into trust, and $0.21 billion in allowable cash distributions from trust assets. As of March 31, 2019, the fair value of the total backlog comprised $3.01 billion related to cemetery contracts and $8.38 billion related to funeral contracts. As of March 31, 2019, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.76 billion related to cemetery contracts and $2.06 billion related to funeral contracts.
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
As of March 31, 2019, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2019, the largest single equity position represented less than 1% of the total securities portfolio.

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
Trust Performance
During the three months ended March 31, 2019, the Standard and Poor’s 500 Index increased 13.7% and the Barclay’s Aggregate Index increased 2.9%, and the combined SCI trusts increased by 9.4%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2019 and 2018
Management Summary
In the three months ended March 31, 2019, we reported net income attributable to common stockholders of $79.3 million ($0.43 per diluted share) compared to net income attributable to common stockholders for the same period in 2018 of $82.0 million ($0.43 per diluted share). These results were affected by the following items:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Pre-tax (losses) gains from divestitures and impairment charges, net	$(1.9)	$0.5
Pre-tax losses from the early extinguishment of debt, net	$—	$(10.1)
Legal matters	$(8.0)	$—
Tax benefit from above items	$2.5	$1.5
Change in certain tax reserves and other	$—	$1.2
In addition to the above, increased cemetery preneed sales production and effective management of fixed costs offset decreased revenue from funeral services performed due to a weaker 2019 flu season.

Funeral Results

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$492.8	$514.4
Less: revenue associated with acquisitions/new construction	8.5	0.3
Less: revenue associated with divestitures	0.4	1.8
Comparable (1) funeral revenue	483.9	512.3
Less: comparable recognized preneed revenue	30.8	32.5
Less: comparable general agency and other revenue	33.1	28.3
Adjusted comparable funeral revenue	$420.0	$451.5
Comparable services performed	81,095	85,991
Comparable average revenue per service(2)	$5,179	$5,251

Consolidated funeral operating profit	$105.4	$120.5
Less: operating profit (loss) associated with acquisitions/new construction	0.6	(0.2)
Less: operating loss associated with divestitures	—	(1.1)
Comparable funeral operating profit	$104.8	$121.8

(1)	We define comparable (or same store) operations as those funeral service locations owned by us for the entire period beginning January 1, 2018 and ending March 31, 2019.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue are preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, net and are excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $492.8 million for the three months ended March 31, 2019 compared to $514.4 million for the same period in 2018. This decrease is primarily attributable to a $28.4 million decrease in comparable revenue as described below partially offset by a $8.2 million increase in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $483.9 million for the three months ended March 31, 2019 compared to $512.3 million for the same period in 2018. The $28.4 million decrease was primarily due to a 5.7% decrease in comparable services performed, resulting from a weaker 2019 flu season, and a 1.4% decrease in the average revenue per service. The decrease in services performed comprises a 5.5% decrease in services performed by our funeral service locations and a 7.0% decrease in cremation services performed by our non-funeral home channel. The decrease in cremation services performed by our non-funeral home channel is partly attributable to a temporary disruption caused by the conversion and on-boarding of sales associates from independent contractors to employee status.
Average revenue per service declined $72, or 1.4%, as a 0.8% increase in the organic sales average was offset by a 160 basis point increase in the total cremation rate. Our total comparable cremation rate increased to 56.3% in the first three months of 2019 from 54.7% in 2018 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $15.1 million, or 12.5%, in the first three months of 2019 compared to the same period in 2018. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $17.0 million, or 14.0%. Comparable funeral operating profit decreased $17.0 million to $104.8 million and the operating margin percentage decreased 210 basis points to 21.7%, which is primarily due to the decreased revenue from funeral services performed resulting from a weaker 2019 flu season that was favorably offset by an intended decline in fixed costs from both field operations and corporate overhead.

Cemetery Results

	Three Months Ended March 31,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$305.4	$280.1
Less: revenue associated with acquisitions	4.5	—
Less: revenue associated with divestitures	0.1	0.2
Comparable (1) cemetery revenue	$300.8	$279.9

Consolidated cemetery operating profit	$86.4	$75.3
Less: operating profit associated with acquisitions	—	—
Less: operating loss associated with divestitures	(0.1)	—
Comparable cemetery operating profit	$86.5	$75.3

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending March 31, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $25.3 million, or 9.0%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily attributable to a $20.9 million increase in comparable revenue and $4.5 million in revenue contributed by acquired properties. The revenue growth over the prior year quarter is due to increased recognized preneed revenue from sales into existing developed cemetery property projects, increased revenue from the completion of cemetery property construction projects, and higher endowment care trust fund income. These increases were partially offset by lower atneed cemetery revenue as activities were reduced from a milder flu season compared to the prior year.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $11.1 million, or 14.7%, in the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of a $11.2 million increase in comparable operating profit. Comparable cemetery operating profit increased $11.2 million to $86.5 million primarily due to the revenue increases described above and the operating margin percentage increased 190 basis points to 28.8%.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $7.7 million to $42.5 million in the three months ended March 31, 2019 compared to $34.8 million in the same period of 2018. The current year period includes $8.0 million related to a legal reserve established for a future settlements. Excluding these costs, general and administrative expenses decreased $0.3 million due to effective cost management.
(Losses) Gains on Divestitures and Impairment Charges, Net
(Losses) gains on divestitures and impairment charges, net, declined $2.4 million in the three months ended March 31, 2019 compared to the same period of 2018 associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada and the disposal of certain transportation assets.
Hurricane (Expenses) Recoveries, Net
Hurricane (expenses) recoveries, net, reflects $0.4 million in damages identified through March 31, 2019. Hurricane recoveries of $2.2 million in the three months ended March 31, 2018 reflects $2.3 million in damages caused by the 2017 hurricanes, offset by $4.5 million of insurance proceeds.
Loss on Early Extinguishment of Debt, Net
During the three months ended March 31, 2018, we incurred a $10.1 million loss on early extinguishment of debt to manage our near-term debt maturity profile and lower our effective interest rate by refinancing our 2018 notes.
Interest Expense
Interest expense increased $3.8 million to $47.4 million in the three months ended March 31, 2019 due to higher balances and increased interest rates on our floating rate debt as we continued to maintain our leverage ratio.

Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 21.0% and 25.7% for the three months ended March 31, 2019 and 2018, respectively. The lower effective tax rate for the March 31, 2019 was primarily due to higher excess tax benefits on increased exercises of stock options.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 185.3 million in the three months ended March 31, 2019, compared to 189.9 million in the same period in 2018. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2018, except as described below within Recent Accounting Pronouncements and Accounting Changes.
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2018 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events, or otherwise.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2019 are presented in Part I, Item 1. Financial Statements and Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, the company implemented new controls as part of the efforts to adopt the new lease accounting standard (ASC 842). In particular, new controls related to monitoring the adoption process, gathering information and evaluating the analysis used in the development of disclosures required, and accumulating and maintaining the information necessary to comply with ongoing requirements. We evaluated the design of these new controls before adoption during the quarter ended March 31, 2019. We will continue to evaluate the need for additional internal controls over financial reporting. However, there were no additional changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 10 in Item 1 of Part I of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchases during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
January 1, 2019 - January 31, 2019 (1)	231,684	$40.70	193,395	$184,676,490
February 1, 2019 - February 28, 2019	600	$41.92	600	$184,651,338
March 1, 2019 - March 31, 2019 (1)	122,613	$39.86	99,977	$180,666,154
	354,897		293,972
(1) Includes 38,289 and 22,636 shares purchased in January and March 2019, respectively, in connection with the surrender of shares by employees to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.28		Amendment One to the Deferred Compensation Plan 2017.
10.29		Form of Performance Unit Grant Award Agreement.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2019		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)