Form 10-Q
period 2019-06-30
SERVICE CORP INTERNATIONAL
filed 2019-07-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas			74-1488375
(State or other jurisdiction of incorporation or organization)		(I. R. S. employer identification number)

1929 Allen Parkway			77019
Houston			(Zip code)
Texas		(713)	522-5141
(Address of principal executive offices)		(Registrant’s telephone number, including area code)

	None
(Former name, former address, or former fiscal year, if changed since last report)

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of July 26, 2019 was 182,360,782 (net of treasury shares).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue:
Property and merchandise revenue	$415,492	$397,600	$796,701	$765,814
Service revenue	339,090	334,450	694,461	712,548
Other revenue	57,990	64,042	119,622	112,212
Total revenue	812,572	796,092	1,610,784	1,590,574
Costs and expenses:
Cost of property and merchandise	(213,635)	(209,925)	(411,529)	(397,648)
Cost of service	(193,378)	(188,293)	(384,191)	(379,141)
Overhead and other expenses	(214,413)	(209,747)	(432,084)	(429,896)
Total costs and expenses	(621,426)	(607,965)	(1,227,804)	(1,206,685)
Operating profit	191,146	188,127	382,980	383,889
General and administrative expenses	(29,370)	(31,136)	(71,900)	(65,920)
(Losses) gains on divestitures and impairment charges, net	(11,823)	6,865	(13,701)	7,347
Hurricane recoveries (expenses), net	152	(1,902)	(296)	330
Operating income	150,105	161,954	297,083	325,646
Interest expense	(47,317)	(44,519)	(94,707)	(88,095)
Loss on early extinguishment of debt, net	(7,579)	—	(7,579)	(10,131)
Other income, net	874	1,880	1,594	2,264
Income before income taxes	96,083	119,315	196,391	229,684
Provision for income taxes	(23,570)	(16,034)	(44,665)	(44,355)
Net income	72,513	103,281	151,726	185,329
Net income attributable to noncontrolling interests	(184)	(42)	(74)	(102)
Net income attributable to common stockholders	$72,329	$103,239	$151,652	$185,227
Basic earnings per share:
Net income attributable to common stockholders	$0.40	$0.57	$0.83	$1.01
Basic weighted average number of shares	182,369	182,637	182,048	183,877
Diluted earnings per share:
Net income attributable to common stockholders	$0.39	$0.55	$0.82	$0.98
Diluted weighted average number of shares	185,690	187,188	185,517	188,547

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$72,513	$103,281	$151,726	$185,329
Other comprehensive income:
Foreign currency translation adjustments	6,998	(5,909)	14,399	(15,501)
Total comprehensive income	79,511	97,372	166,125	169,828
Total comprehensive income attributable to noncontrolling interests	(36)	(41)	(76)	(98)
Total comprehensive income attributable to common stockholders	$79,475	$97,331	$166,049	$169,730

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$243,684	$198,850
Receivables, net	82,261	73,825
Inventories	25,669	24,950
Other	42,603	33,607
Total current assets	394,217	331,232
Preneed receivables, net and trust investments	4,613,523	4,271,392
Cemetery property	1,834,745	1,837,464
Property and equipment, net	2,027,417	1,977,364
Goodwill	1,846,627	1,863,842
Deferred charges and other assets	1,019,105	934,151
Cemetery perpetual care trust investments	1,624,709	1,477,798
Total assets	$13,360,343	$12,693,243

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$447,388	$479,768
Current maturities of long-term debt	167,084	69,896
Income taxes payable	—	5,936
Total current liabilities	614,472	555,600
Long-term debt	3,464,902	3,532,182
Deferred revenue, net	1,444,564	1,418,814
Deferred tax liability	404,230	404,627
Other liabilities	370,507	297,302
Deferred receipts held in trust	3,693,355	3,371,738
Care trusts’ corpus	1,624,097	1,471,165
Commitments and contingencies (Note 10)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 186,411,295 and 184,720,582 shares issued, respectively, and 182,468,970 and 181,470,582 shares outstanding, respectively	182,469	181,471
Capital in excess of par value	998,794	972,710
Retained earnings	535,173	474,327
Accumulated other comprehensive income	27,792	13,395
Total common stockholders’ equity	1,744,228	1,641,903
Noncontrolling interests	(12)	(88)
Total equity	1,744,216	1,641,815
Total liabilities and equity	$13,360,343	$12,693,243
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$151,726	$185,329
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	7,579	10,131
Depreciation and amortization	74,244	78,069
Amortization of intangibles	13,653	13,645
Amortization of cemetery property	33,523	29,813
Amortization of loan costs	2,989	3,017
Provision for doubtful accounts	4,273	4,494
Provision for deferred income taxes	6,090	22,011
Losses (gains) on divestitures and impairment charges, net	13,701	(7,347)
Gain on sale of investments	—	(2,636)
Share-based compensation	8,013	7,544
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(11,608)	965
Increase in other assets	(18,643)	(10,635)
Decrease in payables and other liabilities	(55,148)	(37,817)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(1,594)	(23,494)
Increase in deferred revenue, net	55,441	56,342
Decrease in deferred receipts held in trust	(21,346)	(14,055)
Net cash provided by operating activities	262,893	315,376
Cash flows from investing activities:
Capital expenditures	(112,714)	(102,890)
Acquisitions, net of cash acquired	(32,755)	(167,622)
Proceeds from divestitures and sales of property and equipment	11,380	18,305
Proceeds from sale of investments	—	2,900
Payments on Company-owned life insurance policies	(8,586)	(11,733)
Proceeds from Company-owned life insurance policies	—	2,810
Other	—	(14,525)
Net cash used in investing activities	(142,675)	(272,755)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	854,263	370,000
Debt issuance costs	(15,536)	—
Scheduled payments of debt	(8,712)	(8,631)
Early payments of debt	(828,121)	(259,590)
Principal payments on finance leases	(21,807)	(19,270)
Proceeds from exercise of stock options	23,101	7,302
Purchase of Company common stock	(29,574)	(228,866)
Payments of dividends	(65,691)	(62,241)
Bank overdrafts and other	12,307	(8,820)
Net cash used in financing activities	(79,770)	(210,116)
Effect of foreign currency on cash, cash equivalents, and restricted cash	3,113	(2,133)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,561	(169,628)
Cash, cash equivalents, and restricted cash at beginning of period	207,584	340,601
Cash, cash equivalents, and restricted cash at end of period	$251,145	$170,973
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	185,856	(3,605)	988,978	508,578	20,646	(48)	1,700,405
Comprehensive income	—	—	—	72,329	7,146	36	79,511
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,871)	—	—	(32,871)
Employee share-based compensation earned	—	—	3,445	—	—	—	3,445
Stock option exercises	513	—	6,626	—	—	—	7,139
Purchase of Company common stock	—	(337)	(1,832)	(12,863)	—	—	(15,032)
Other	42	—	1,577	—	—	—	1,619
Balance at June 30, 2019	$186,411	$(3,942)	$998,794	$535,173	$27,792	$(12)	$1,744,216

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	81,988	(9,589)	57	72,456
Dividends declared on common stock ($0.17 per share)	—	—	—	(31,348)	—	—	(31,348)
Employee share-based compensation earned	—	—	3,699	—	—	—	3,699
Stock option exercises	282	—	4,707	—	—	—	4,989
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(3,095)	(16,101)	(99,601)	—	—	(118,797)
Other	47	—	(866)	—	—	—	(819)
Balance at March 31, 2018	$192,428	$(8,416)	$961,744	$333,864	$32,125	$104	$1,511,849
Comprehensive income	—	—	—	103,239	(5,908)	41	97,372
Dividends declared on common stock ($0.17 per share)	—	—	—	(30,893)	—	—	(30,893)
Employee share-based compensation earned	—	—	3,845	—	—	—	3,845
Stock option exercises	129	—	2,184	—	—	—	2,313
Restricted stock awards, net of forfeitures	15	—	(15)	—	—	—	—
Purchase of Company common stock	—	(2,971)	(15,557)	(91,541)	—	—	(110,069)
Other	53	—	1,927	—	—	—	1,980
Balance at June 30, 2018	$192,625	$(11,387)	$954,128	$314,669	$26,217	$145	$1,476,397

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
Our consolidated financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. We have retained the specialized industry accounting principles when consolidating the trusts. Our trusts are variable interest entities, for which we have determined that we are the primary beneficiary as we absorb a majority of the losses and returns associated with these trusts. Although we consolidate the trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these trusts; therefore, their interests in these trusts represent a liability to us.
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
Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$243,684	$198,850
Restricted cash(1):
Included in Other current assets	5,716	7,007
Included in Deferred charges and other assets	1,745	1,727
Total restricted cash	7,461	8,734
Total cash, cash equivalents, and restricted cash	$251,145	$207,584

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Property and equipment, net
During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. For the three and six months ended June 30, 2019, these changes in useful life, which were made prospectively, reduced depreciation expense by $4.1 million ($0.02 per basic and diluted share) and $8.0 million ($0.04 per basic and diluted share).
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
Recently Issued Accounting Standards
Financial Instruments
In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.
The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard. We are still evaluating the impact of the new standard on our consolidated results of operations, consolidated financial position, and cash flows.

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
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Preneed funeral receivables	$120,424	$107,612
Preneed cemetery receivables	896,550	883,432
Preneed receivables from customers	1,016,974	991,044
Unearned finance charge	(50,402)	(44,981)
Allowance for cancellation	(50,520)	(48,380)
Preneed receivables, net	$916,052	$897,683

Trust investments, at market	$5,058,591	$4,585,720
Insurance-backed fixed income securities and other	263,589	265,787
Trust investments	5,322,180	4,851,507
Less: Cemetery perpetual care trust investments	(1,624,709)	(1,477,798)
Preneed trust investments	$3,697,471	$3,373,709

Preneed receivables, net and trust investments	$4,613,523	$4,271,392

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Deposits	$112,905	$106,843	$213,357	$200,112
Withdrawals	$116,680	$114,524	$224,036	$221,293
Purchases of securities	$240,376	$407,859	$689,534	$1,007,748
Sales of securities	$240,599	$419,357	$562,390	$1,035,357
Realized gains (1)	$54,756	$87,840	$98,281	$146,146
Realized losses (1)	$(16,251)	$(17,552)	$(48,882)	$(29,852)

(1)
All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at June 30, 2019 and December 31, 2018 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	June 30, 2019
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,425	$666	$(141)	$49,950
Canadian government	2	49,627	118	(1,196)	48,549
Corporate	2	13,194	53	(233)	13,014
Residential mortgage-backed	2	3,311	48	(1)	3,358
Asset-backed	2	134	3	(7)	130
Equity securities:
Preferred stock	2	6,114	498	(116)	6,496
Common stock:
United States	1	1,280,063	272,490	(60,342)	1,492,211
Canada	1	38,568	10,489	(1,824)	47,233
Other international	1	83,107	14,817	(2,952)	94,972
Mutual funds:
Equity	1	842,772	27,898	(82,654)	788,016
Fixed income	1	1,235,660	12,608	(38,365)	1,209,903
Other	3	6,010	578	—	6,588
Trust investments, at fair value		3,607,985	340,266	(187,831)	3,760,420
Commingled funds
Fixed income		432,113	5,185	(3,083)	434,215
Equity		209,194	48,175	—	257,369
Money market funds		343,467	—	—	343,467
Private equity		189,107	74,110	(97)	263,120
Trust investments, at net asset value		1,173,881	127,470	(3,180)	1,298,171
Trust investments, at market		$4,781,866	$467,736	$(191,011)	$5,058,591

	December 31, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,187	$153	$(448)	$48,892
Canadian government	2	56,343	23	(1,797)	54,569
Corporate	2	19,869	13	(516)	19,366
Residential mortgage-backed	2	3,611	10	(50)	3,571
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	9,058	180	(412)	8,826
Common stock:
United States	1	1,236,513	149,233	(138,141)	1,247,605
Canada	1	34,821	9,082	(3,026)	40,877
Other international	1	77,676	6,057	(10,275)	73,458
Mutual funds:
Equity	1	760,887	7,104	(151,853)	616,138
Fixed income	1	1,180,325	800	(89,179)	1,091,946
Other	3	6,548	3,210	(3)	9,755
Trust investments, at fair value		3,434,980	175,867	(395,711)	3,215,136
Commingled funds
Fixed income		419,206	2,419	(18,981)	402,644
Equity		205,789	19,567	(11,723)	213,633
Money market funds		466,429	—	—	466,429
Private equity		215,618	72,897	(637)	287,878
Trust investments, at net asset value		1,307,042	94,883	(31,341)	1,370,584
Trust investments, at market		$4,742,022	$270,750	$(427,052)	$4,585,720

As of June 30, 2019, our unfunded commitment for our private equity and other investments was $141.9 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Fair value, beginning balance	$7,108	$8,533	$9,755	$9,067
Net unrealized (losses) gains included in Other income, net(1)	(322)	264	(1,464)	(270)
Purchases	5	7	5	7
Sales	(203)	—	(1,708)	—
Acquisitions	—	11,390	—	11,390
Fair value, ending balance	$6,588	$20,194	$6,588	$20,194

(1)
All net unrealized gains (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2019 to 2040. Maturities of fixed income securities (excluding mutual funds) at June 30, 2019 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$53,448
Due in one to five years	52,187
Due in five to ten years	9,253
Thereafter	113
Total estimated maturities of fixed income securities	$115,001
Recognized trust fund income (realized and unrealized) related to these trust investments was $47.1 million and $52.2 million for the three months ended June 30, 2019 and 2018, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $95.1 million and $97.1 million for the six months ended June 30, 2019 and 2018, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of June 30, 2019 and December 31, 2018, respectively, are shown in the following tables:

	June 30, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$2,898	$(113)	$4,830	$(28)	$7,728	$(141)
Canadian government	—	—	18,246	(1,196)	18,246	(1,196)
Corporate	979	(2)	7,384	(231)	8,363	(233)
Residential mortgage-backed	—	—	50	(1)	50	(1)
Asset-backed	—	—	24	(7)	24	(7)
Total temporarily impaired fixed income securities	$3,877	$(115)	$30,534	$(1,463)	$34,411	$(1,578)

	December 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,899	$(226)	$16,374	$(222)	$23,273	$(448)
Canadian government	2,254	(9)	25,330	(1,788)	27,584	(1,797)
Corporate	11,579	(206)	6,563	(310)	18,142	(516)
Residential mortgage-backed	351	(4)	3,010	(46)	3,361	(50)
Asset-backed	—	—	79	(11)	79	(11)
Total temporarily impaired fixed income securities	$21,083	$(445)	$51,356	$(2,377)	$72,439	$(2,822)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Deferred revenue	$2,020,663	$1,989,232
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(576,099)	(570,418)
Deferred revenue, net	$1,444,564	$1,418,814
The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the six months ended June 30, 2019:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$4,790,552	$5,265,206
Cumulative effect of accounting changes	—	37,991
Net preneed contract sales	496,842	505,146
(Divestitures) acquisitions of businesses, net	(29,665)	148,048
Net investment gains (1)	327,819	20,720
Recognized revenue from backlog (2)	(212,912)	(212,195)
Recognized revenue from current period sales	(241,589)	(242,438)
Change in amounts due on unfulfilled performance obligations	(3,770)	(551,092)
Change in cancellation reserve	(206)	62,147
Effect of foreign currency and other	10,848	(12,554)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,137,919	$5,020,979

(1)	Includes both realized and unrealized investment earnings.

(2)	Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 24.5% and 13.4% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 22.7% and 19.3% for the six months ended June 30, 2019 and 2018, respectively. The higher effective tax rate for the three and six months ended June 30, 2019 was primarily due to favorable adjustments allowed under SAB 118 in the prior year, partially offset with the higher excess tax benefits from increased exercises of stock options in 2019.
Unrecognized Tax Benefits
As of June 30, 2019, the total amount of our unrecognized tax benefits was $1.4 million, and the total amount of our accrued interest was $0.6 million.
The federal statutes of limitations have expired for all tax years prior to 2015, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2014 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.

5. Debt
Debt as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$200,000	$200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	98,906	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	184,350	200,000
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	—
Term Loan due December 2022	—	641,250
Term Loan due May 2024	650,000	—
Bank Credit Facility due December 2022	—	395,000
Obligations under finance leases	197,230	211,952
Mortgage notes and other debt, maturities through 2050	34,825	4,076
Unamortized premiums, net	6,103	6,562
Unamortized debt issuance costs	(39,428)	(31,762)
Total debt	3,631,986	3,602,078
Less: Current maturities of long-term debt	(167,084)	(69,896)
Total long-term debt	$3,464,902	$3,532,182

Current maturities of debt at June 30, 2019 include amounts due within the next year under our Term Loan, mortgage notes and other debt and finance leases, and our 5.375% Senior Notes due January 2022, which we redeemed in July 2019.
Our consolidated debt had a weighted average interest rate of 4.94% and 4.99% at June 30, 2019 and December 31, 2018, respectively. Approximately 77% and 66% of our total debt had a fixed interest rate at June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, we paid $97.3 million and $89.1 million in cash interest, respectively.
Bank Credit Agreement
In May 2019, we entered into a new $1.7 billion bank credit agreement due May 2024 with a syndicate of banks. The $1.7 billion bank credit agreement comprises a $1.0 billion Bank Credit Facility and a $0.7 billion Term Loan, both due May 2024, including a sublimit of $100.0 million for letters of credit. We accounted for this transaction as a modification of the agreement. Through modifying the Term Loan, we received $49.3 million in proceeds from certain members of the syndicate of banks and paid $32.1 million in principal payments to other members, netting to a $17.2 million increase in our outstanding Term Loan balance.
As of June 30, 2019, we have no outstanding borrowings under our Bank Credit Facility due May 2024, $650.0 million of outstanding borrowings under our Term Loan due May 2024, and $32.9 million of letters of credit issued. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2019, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.20% at June 30, 2019. As of June 30, 2019, we have $967.1 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
During the six months ended June 30, 2019, we issued $854.3 million of debt including:
•$750.0 million unsecured 5.125% Senior Notes due June 2029
•$55.0 million on our Bank Credit Facility
•$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank Credit Facility

Newly issued debt was used to pay off our Bank Credit Facility due December 2022, to partially redeem our 5.375% Senior Notes due January 2022, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million.
During the six months ended June 30, 2018, we drew a total of $370.0 million on our Bank Credit Facility to fund the redemption of our 7.625% Senior Notes due October 2018, to make required principal payments on our Term Loan due December 2022, to fund acquisition activity, and for general corporate purposes.
Debt Extinguishments and Reductions
During the six months ended June 30, 2019, we made aggregate debt payments of $836.8 million for scheduled and early extinguishment payments including:
•$450.0 million in aggregate principal of our Bank Credit Facility;
•$40.5 million in aggregate principal payments to other members of our Term Loan;
•$326.1 million in aggregate principal 5.375% Senior Notes due January 2022;
•$15.7 million in aggregate principal of 7.5% Senior Notes due April 2027;
•$4.3 million of premiums paid on early extinguishment; and
•$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $7.6 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the six months ended June 30, 2019.
During the six months ended June 30, 2018, we made aggregate debt payments of $268.2 million for scheduled and early extinguishment payments including:
•$250.0 million in aggregate principal of our 7.625% Senior Notes due October 2018;
•$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;
•$8.4 million in aggregate principal of our Term Loan; and
•$0.2 million in other debt.
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
The fair value of our debt instruments at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$200,376	$198,930
8.0% Senior Notes due November 2021	164,437	160,800
5.375% Senior Notes due January 2022	99,212	428,188
5.375% Senior Notes due May 2024	876,724	851,275
7.5% Senior Notes due April 2027	221,275	214,940
4.625% Senior Notes due December 2027	566,671	517,077
5.125% Senior Notes due June 2029	793,125	—
Term Loan due December 2022	—	629,579
Term Loan due May 2024	650,000	—
Bank Credit Facility due December 2022	—	387,061
Mortgage notes and other debt, maturities through 2050	34,824	4,076
Total fair value of debt instruments	$3,606,644	$3,391,926

The fair value of our long-term, fixed-rate loans was estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility agreement, and the mortgage notes and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments has been estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the six months ended June 30, 2019, we repurchased 692,325 shares of common stock at an aggregate cost of $29.6 million, which is an average cost per share of $42.72. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $165.7 million at June 30, 2019.
Subsequent to June 30, 2019, we repurchased 142,492 shares of common stock at an aggregate cost of $6.7 million, which is an average cost per share of $46.78. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $159.0 million.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$245,418	$243,013	$504,148	$517,512
Matured preneed revenue	148,584	146,045	305,034	311,374
Core funeral revenue	394,002	389,058	809,182	828,886
Non-funeral home revenue	13,121	11,836	26,094	25,513
Recognized preneed revenue	39,728	33,919	71,053	66,379
Other revenue	32,127	33,835	65,443	62,235
Total funeral revenue	478,978	468,648	971,772	983,013
Cemetery revenue:
Atneed revenue	82,286	80,941	163,737	163,985
Recognized preneed property revenue	151,875	143,166	280,487	252,106
Recognized preneed merchandise and service revenue	73,570	73,130	140,609	141,493
Core revenue	307,731	297,237	584,833	557,584
Other revenue	25,863	30,207	54,179	49,977
Total cemetery revenue	333,594	327,444	639,012	607,561
Total revenue from customers	$812,572	$796,092	$1,610,784	$1,590,574
Operating profit:
Funeral operating profit	$90,590	$90,421	$196,008	$210,876
Cemetery operating profit	100,556	97,706	186,972	173,013
Operating profit from reportable segments	191,146	188,127	382,980	383,889
General and administrative expenses	(29,370)	(31,136)	(71,900)	(65,920)
(Losses) gains on divestitures and impairment charges, net	(11,823)	6,865	(13,701)	7,347
Hurricane recoveries (expenses), net	152	(1,902)	(296)	330
Operating income	150,105	161,954	297,083	325,646
Interest expense	(47,317)	(44,519)	(94,707)	(88,095)
Loss on early extinguishment of debt, net	(7,579)	—	(7,579)	(10,131)
Other income, net	874	1,880	1,594	2,264
Income before income taxes	$96,083	$119,315	$196,391	$229,684

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended June 30,
Revenue from external customers:
2019	$767,394	$45,178	$812,572
2018	$750,445	$45,647	$796,092
Six Months Ended June 30,
Revenue from external customers:
2019	$1,521,474	$89,310	$1,610,784
2018	$1,494,558	$96,016	$1,590,574

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
Future lease payments for non-cancelable operating and finance leases as of June 30, 2019 was as follows:

	Operating	Finance	Total
	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$5,408	$23,722	$29,130
2020	11,343	43,681	55,024
2021	10,056	61,946	72,002
2022	8,928	25,721	34,649
2023	6,759	18,614	25,373
Thereafter	45,164	47,754	92,918
Total lease payments	$87,658	$221,438	$309,096
Less: Interest	(23,051)	(24,208)	(47,259)
Present value of lease liabilities	$64,607	$197,230	$261,837

As of December 31, 2018, we disclosed the following future lease payments for non-cancelable operating and finance leases exceeding one year:

	Operating	Finance
	(In thousands)
2019	$11,295	$46,998
2020	9,550	51,943
2021	8,251	57,881
2022	7,282	21,842
2023	5,397	15,587
2024 and thereafter	37,841	40,447
Total	$79,616	$234,698
Less: Interest on finance leases		(22,746)
Total principal payable on finance leases		$211,952

The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Amortization of leased assets	$10,348	$21,312
Interest on lease liabilities	1,453	3,284
Total finance lease cost	11,801	24,596
Operating lease cost	3,074	6,268
Variable lease cost	420	792
Total lease cost	$15,295	$31,656

Supplemental balance sheet information as of June 30, 2019 related to leases was as follows:

Lease Type	Balance Sheet Classification	June 30, 2019
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$62,383
Finance lease right-of-use assets (1)	Property and equipment, net	190,889
Total right-of-use assets (1)		$253,272

Operating	Accounts payable and accrued liabilities	$8,472
Finance	Current maturities of long-term debt	39,940
Total current lease liabilities		48,412
Operating	Other liabilities	56,135
Finance	Long-term debt	157,290
Total non-current lease liabilities		213,425
Total lease liabilities		$261,837

(1)	Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases as of June 30, 2019 were as follows:

	Operating	Finance
Weighted-average remaining lease term (years)	12.2	5.2
Weighted-average discount rate	4.7%	3.5%
Supplemental cash flow information related to leases for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows for operating leases	$3,124	$6,217
Operating cash flows for finance leases	1,773	3,721
Financing cash flows for finance leases	11,163	21,820
Total cash paid for amounts included in the measurement of lease liabilities	$16,060	$31,758

Right-of-use assets obtained in exchange for new finance lease liabilities	$15,308	$34,474
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,125	$6,365
We have 64 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $0.7 million and $1.4 million in lease income for the three and six months ended June 30, 2019. We lease office space and excess land, and we are party to cellular agreements and land easements. We generally do not have sales-type leases, direct financing leases, or lease receivables. The adoption of ASC 842 did not have an impact on our accounting for lessor leases. Future undiscounted lease income from operating leases as of June 30, 2019 were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$1,341
2020	1,772
2021	1,417
2022	1,092
2023	504
Thereafter	243
Total cash receipts	$6,369

10. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2019 and December 31, 2018, we have self-insurance reserves of $80.3 million and $80.1 million, respectively.
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
Wage and Hour Claims. We are named as a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Fredeen, Horton, Quismundo, and Kallweit lawsuits described below. Given the nature of these lawsuits, except for those lawsuits where a settlement is referenced, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, interest, and injunctive relief. The claims were ordered to arbitration, and the arbitrator has determined that the claims would proceed as a bilateral arbitration. On May 24, 2019, the arbitrator issued an opinion rejecting plaintiff’s claims in their entirety. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act. That action is currently pending.
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
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against SCI subsidiaries and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The parties reached a settlement of this lawsuit and the Doyle lawsuit referenced below in November 2018. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI Direct to pay a total of $2.5 million in relation to both the Romano and Doyle lawsuits. On May 21, 2019, the Court granted the parties' Motion for Preliminary Approval of Class Action Settlement.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case. The parties reached a settlement of this lawsuit and the Romano lawsuit referenced above in November 2018. On December 26, 2019, this matter was consolidated into the Romano lawsuit. The settlement agreement, noted above, is subject to court approval. The financial terms of the settlement call for SCI Direct to pay a total of $2.5 million collectively for the Romano and Doyle lawsuits.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016, against SCI subsidiaries, on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed an additional lawsuit, against SCI subsidiaries, alleging individual and PAGA claims similar to those alleged in the Horton case. The additional individual and PAGA claim lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego. Sandra Dorian v. SCI Direct, Inc., et al; Case No 37-2018-0061985-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Holly Karpiak v. SCI Direct, Inc., et al; Case No. 37-2019-00031328-CU-OE-CTL, in the Superior Court of California for the County of San Diego. In addition to the wage and hour and PAGA claims described above, Horton alleges claims for sexual harassment and wrongful discharge. After a trial, the judge issued a preliminary statement of decision on April 19, 2019, awarding approximately $0.3 million related to the aforementioned claims above.
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
Shelley T. Hood v. Pine Crest Funeral Home and Cemetery A/K/A Pine Crest Funeral Home, Service Corporation International, and others; Case No. 02-CV-2017-900635.00; in the Circuit Court of Mobile County, Alabama. This case was filed in March 2017. Plaintiff alleges she contracted with Pine Crest Funeral Home to cremate her mother’s remains on March 25, 2011. Plaintiff further alleges that the cremated remains could not be located when she contacted Pine Crest Funeral Home to take possession of the cremated remains in October 2015. Plaintiff sought compensatory and punitive damages. The plaintiff was awarded compensatory and punitive damages after a jury trial. This matter has settled for a confidential, non-material amount.
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
In July of 2019, we received a letter from the State of California, Department of Justice alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts violates section 7735 of the Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. The State of California, Department of Justice has requested various injunctive terms, monetary relief of $15.0 million and modified refunds for certain California consumers. We believe our contracts comply with applicable laws.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$72,329	$103,239	$151,652	$185,227
After tax interest on convertible debt	—	15	—	30
Net income — diluted	$72,329	$103,254	$151,652	$185,257
Weighted average shares (denominator):
Weighted average shares — basic	182,369	182,637	182,048	183,877
Stock options	3,278	4,265	3,418	4,391
Restricted stock units	43	165	51	158
Convertible debt	—	121	—	121
Weighted average shares — diluted	185,690	187,188	185,517	188,547
Net income per share:
Basic	$0.40	$0.57	$0.83	$1.01
Diluted	$0.39	$0.55	$0.82	$0.98

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be anti-dilutive in the periods presented. Total equity awards not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Antidilutive options	105	1,155	—	868

12. Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses existing debt in conjunction with the closing of the acquisition. We have completed our purchase price allocation. During 2019, we made the following adjustments to our estimates of the fair value of assets and liabilities (in thousands):

Increase in the fair value of preneed receivables, net and trust investments	$(3,056)
Increase in the fair value of cemetery property	(3,511)
Decrease in the fair value of preneed customer relationship intangible assets	11,996
Increase in the fair value of current liabilities	3,019
Decrease in the fair value of deferred revenue and deferred receipts held in trust	(14,156)
Decrease in the fair value of deferred income taxes	(6,883)
Other	(191)
Total adjustment to goodwill	$(12,782)

Excluding the June 2018 acquisition described above, we spent $32.8 million and $35.6 million for several smaller, tuck-in acquisitions for the six months ended June 30, 2019 and 2018, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
(Losses) gains on divestitures, net	$(9,643)	$6,865	$(9,097)	$8,141
Impairment losses	(2,180)	—	(4,604)	(794)
(Losses) gains on divestitures and impairment charges, net	$(11,823)	$6,865	$(13,701)	$7,347

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2019, we operated 1,478 funeral service locations and 481 cemeteries (including 287 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $11.6 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2019. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $262.9 million in the first six months of 2019. We had $967.1 million in borrowing capacity under our Bank Credit Facility at June 30, 2019.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2019, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2019 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.89
Interest coverage ratio	3.00 (Min)	4.83

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
During the six months ended June 30, 2019, we repurchased 692,325 shares of common stock at an aggregate cost of $29.6 million, which is an average cost per share of $42.72. After these repurchases, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $165.7 million at June 30, 2019.
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
Operating Activities
Net cash provided by operating activities decreased $52.5 million to $262.9 million in the first six months of 2019, compared to $315.4 million in the first six months of 2018. Excluding $6.4 million in legal settlements in the current period and a $5.6 million tax refund in the prior period, cash flow from operations decreased by $40.5 million from prior year. The 2019 decrease comprises:

•	a $22.4 million increase in vendor and other payments,

•	a $21.1 million increase in employee compensation,

•	a $18.7 million increase in cash tax recurring payments,

•	a $11.8 million increase in net trust deposits, and

•	a $8.2 million increase in cash interest paid, partially offset by

•	a $31.0 million increase in cash receipts from customers, and

•	a $10.7 million increase in General Agency (GA) and other receipts.
Investing Activities
Cash flows from investing activities used $142.7 million in the first six months of 2019 compared to using $272.8 million in the same period of 2018. The $130.1 million decrease from 2019 over 2018 is primarily due to the following:
•a $134.9 million decrease in cash spent on acquisitions,
•a $14.5 million decrease primarily for the purchase of land,
•a $0.3 million decrease in payments on Company-owned life insurance policies, net of proceeds, partially offset by

•	a $9.8 million increase in capital expenditures primarily due to improvements at existing funeral homes,

•	a $6.9 million decrease in cash receipts from divestitures and asset sales, and

•	a $2.9 million decrease in proceeds from sale of other investments.
Financing Activities
Financing activities used $79.8 million in the first six months of 2019 compared to using $210.1 million in the same period of 2018. The $130.3 million decrease from 2019 over 2018 is primarily due to:
•a $199.3 million decrease in purchase of Company common stock,
•a $21.1 million change in bank overdrafts and other,
•a $15.8 million increase in proceeds from exercises of stock options partially offset by

•	a $102.4 million decrease in proceeds from the issuance of debt, net of payments, and

•	a $3.5 million increase in payments of dividends.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed funeral and cemetery sales activities. The obligations to the customer underlying these surety bonds are recorded on the unaudited Condensed Consolidated Balance Sheet as Deferred revenue, net. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	June 30, 2019	December 31, 2018
	(In millions)
Preneed funeral	$91.9	$106.9
Preneed cemetery:
Merchandise and services	143.6	137.9
Pre-construction	16.4	15.4
Bonds supporting preneed obligations	251.9	260.2
Bonds supporting preneed business permits	4.7	4.2
Other bonds	18.8	18.9
Total surety bonds outstanding	$275.4	$283.3
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2019 and 2018, we had $12.4 million and $12.3 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
Insurance-Funded Preneed Contracts: Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet because they are not assets and liabilities as defined in Statement of Accounting Concepts No. 6 as we have no claim to the insurance proceeds until the contract is fulfilled and no obligation under the contract until the benefits are assigned to us at the time of need. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
The table below details the results of insurance-funded preneed production and maturities for the three and six months ended June 30, 2019 and 2018, and the number of contracts associated with those transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Preneed insurance-funded:
Sales production (1)	$149.5	$148.1	$285.6	$274.7
Sales production (number of contracts) (1)	26,215	25,232	50,127	46,821
General agency revenue	$34.2	$36.1	$70.2	$67.6
Maturities	$84.2	$82.7	$175.3	$179.1
Maturities (number of contracts)	14,365	14,020	29,978	30,251

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$102.9	$92.3	$196.1	$185.0
Sales production (number of contracts)	28,257	25,123	53,349	50,996
Maturities	$72.4	$70.5	$145.5	$147.6
Maturities (number of contracts)	18,140	17,182	36,843	36,843
Cemetery:
Sales production:
Preneed	$240.5	$245.6	$457.2	$447.1
Atneed	83.5	79.9	165.5	165.0
Total sales production	$324.0	$325.5	$622.7	$612.1
Sales production deferred to backlog:
Preneed	$102.3	$120.2	$196.2	$217.4
Atneed	61.5	59.4	122.3	122.7
Total sales production deferred to backlog	$163.8	$179.6	$318.5	$340.1
Revenue recognized from backlog:
Preneed	$74.3	$81.2	$137.5	$138.2
Atneed	59.4	59.5	119.0	120.4
Total revenue recognized from backlog	$133.7	$140.7	$256.5	$258.6

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2019 and December 31, 2018. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2019 and December 31, 2018. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

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

	June 30, 2019		December 31, 2018
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.44	$1.44	$1.42	$1.42
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Deferred receipts held in trust	3.69	3.49	3.37	3.47
Allowance for cancellation	(0.27)	(0.25)	(0.24)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.44	$5.26	$5.12	$5.21
Backlog of insurance-funded deferred revenue(1)	6.16	6.16	5.97	5.97
Total backlog of deferred revenue	$11.60	$11.42	$11.09	$11.18
Preneed receivables, net and trust investments	$4.61	$4.41	$4.27	$4.37
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.24)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.92	$4.74	$4.60	$4.69
Insurance policies associated with insurance-funded deferred revenue(1)	6.16	6.16	5.97	5.97
Total assets associated with backlog of preneed deferred revenue	$11.08	$10.90	$10.57	$10.66

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and/or appraisals. As of June 30, 2019, the difference between the backlog and asset fair value amounts totaled $0.52 billion, consisting of $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.06 billion collected from customers that were not required to be deposited into trust, and $0.23 billion in allowable cash distributions from trust assets. As of June 30, 2019, the fair value of the total backlog comprised $3.07 billion related to cemetery contracts and $8.53 billion related to funeral contracts. As of June 30, 2019, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.82 billion related to cemetery contracts and $2.1 billion related to funeral contracts.
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
As of June 30, 2019, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2019, the largest single equity position represented less than 1% of the total securities portfolio.

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
Trust Performance
During the six months ended June 30, 2019, the Standard and Poor’s 500 Index increased 18.5% and the Barclay’s Aggregate Index increased 6.1%, and the combined SCI trusts increased by 13.1%.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended June 30, 2019 and 2018
Management Summary
In the three months ended June 30, 2019, we reported net income attributable to common stockholders of $72.3 million ($0.39 per diluted share) compared to net income attributable to common stockholders for the same period in 2018 of $103.2 million ($0.55 per diluted share). These results were affected by the following items:

	Three Months Ended June 30,
	2019	2018
	(In millions)
Pre-tax (losses) gains from divestitures and impairment, net	$(11.8)	$6.9
Pre-tax loss from the early extinguishment of debt	$(7.6)	$—
Pre-tax legal settlement	$1.6	$—
Tax effect from above items	$4.2	$(2.2)
Change in certain tax reserves	$(1.2)	$16.1
In addition to the items referenced in the table above, growth in our cemetery segment coupled with a favorable adjusted effective tax rate more than offset an anticipated increase in interest expense related to the timing of our recent debt refinancing.

Funeral Results

	Three Months Ended June 30,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$479.0	$468.6
Less: Revenue associated with acquisitions/new construction	9.2	2.6
Less: Revenue associated with divestitures	0.3	1.7
Comparable (1) funeral revenue	469.5	464.3
Less: Comparable recognized preneed revenue	39.1	33.8
Less: Comparable general agency and other revenue	31.6	33.9
Adjusted comparable funeral revenue	$398.8	$396.6
Comparable services performed	76,439	74,913
Comparable average revenue per service(2)	$5,217	$5,294

Consolidated funeral operating profit	$90.6	$90.4
Less: Operating loss associated with acquisitions/new construction	(0.6)	0.1
Less: Operating loss associated with divestitures	(0.2)	(1.5)
Comparable funeral operating profit	$91.4	$91.8

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2018 and ending June 30, 2019.

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

Funeral Revenue
Consolidated revenue from funeral operations was $479.0 million for the three months ended June 30, 2019 compared to $468.6 million for the same period in 2018. This increase is primarily attributable to the increase of $6.6 million in revenue contributed by acquired properties, and a $5.2 million increase in comparable revenue as described below partially offset by $1.4 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $469.5 million for the three months ended June 30, 2019 compared to $464.3 million for the same period in 2018. This $5.2 million increase is due to 2.0% higher comparable services performed and a $5.3 million increase in recognized preneed revenue partially offset by 1.5% decrease in average revenue per funeral service and lower other revenue. Other revenue decreased $2.3 million, primarily due to lower General Agency (GA) revenue as a result of a decrease in insurance-funded preneed sales production.
Organic sales average growth of 1.5% was more than offset by 190 basis point increase in the total comparable cremation rate, which increased to 56.7% in the three months ended June 30, 2019 from 54.8% in 2018 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit was essentially flat to the prior year as we focused on managing our fixed cost structure against limited revenue growth.

Cemetery Results

	Three Months Ended June 30,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$333.6	$327.4
Less: Revenue associated with acquisitions/new construction	5.3	1.3
Less: Revenue associated with divestitures	0.3	0.5
Comparable (1) cemetery revenue	$328.0	$325.6

Consolidated cemetery operating profit	$100.6	$97.7
Less: Operating profit associated with acquisitions/new construction	0.9	0.3
Less: Operating profit associated with divestitures	0.1	0.1
Comparable cemetery operating profit	$99.6	$97.3

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending June 30, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $6.2 million, or 1.9%, in the second quarter of 2019 compared to the same period in 2018 primarily due to a $4.0 million increase in revenue contributed by acquired properties and a $2.4 million increase in comparable cemetery revenue The comparable revenue growth over the prior year quarter is primarily due to an increase in recognized preneed property revenue from sales into existing developed cemetery property projects partially offset by lower other revenue (primarily endowment care trust fund income) due to the timing of capital gains and other distributions.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $2.9 million, or 3.0%, in the second quarter of 2019 compared to the same period in 2018 primarily due to a $0.6 million increase in operating profit contributed by acquired properties and a $2.3 million increase in comparable operating profit to $99.6 million. The $2.3 million increase in comparable cemetery operating profit is primarily reflecting higher recognized preneed property revenue and the impact of cost reduction initiatives which more than offset the anticipated decline of high margin trust fund income.
Other Financial Statement Items
General and administrative expenses
General and administrative expenses decreased $1.8 million to $29.4 million in the second quarter of 2019. The current year quarter included a reduction in legal expenses of 1.6 million. Excluding these costs, general and administrative expenses were relatively flat compared to the second quarter of 2018 due to continued effective cost management offsetting normal fixed cost growth.
(Losses) gains on divestitures and impairment charges, net
Losses on divestitures were $11.8 million in 2019, decreasing $18.7 million from the gain of $6.9 million in 2018. This is the result of divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Interest expense
Interest expense increased $2.8 million to $47.3 million in the second quarter of 2019. This increase is primarily due to higher interest rates related to our floating rate debt.
Loss on early extinguishment of debt
We incurred a $7.6 million loss on early extinguishment of debt in the second quarter of 2019 associated with the execution of strategic refinancing transactions.
Provision for income taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 24.5% and 13.4% for the three months ended June 30, 2019 and 2018, respectively. The higher effective tax rate for the three months ended June 30, 2019 was primarily due to favorable adjustments allowed under SAB 118 in the prior year, partially offset with the higher excess tax benefits from increased exercises of stock options in 2019.
Weighted average shares
The diluted weighted average number of shares outstanding was 185.7 million in the three months ended June 30, 2019, compared to 187.2 million in the same period in 2018. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
Management Summary
In the six months ended June 30, 2019, we reported net income attributable to common stockholders of $151.7 million ($0.82 per diluted share) compared to net income attributable to common stockholders for the same period in 2018 of $185.2 million ($0.98 per diluted share). These results were affected by the following items:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Pre-tax (losses) gains from divestitures and impairment charges, net	$(13.7)	$7.3
Pre-tax losses from the early extinguishment of debt, net	$(7.6)	$(10.1)
Pre-tax legal settlements	$(6.4)	$—
Tax benefit from above items	$6.8	$(0.6)
Change in certain tax reserves and other	$(1.2)	$17.3
In addition to the items referenced in the table above, growth in our cemetery segment coupled with a favorable adjusted effective tax rate more than offset an anticipated increase in interest expense related to the timing of our recent debt refinancing and decreased revenue from fewer funeral services performed due to a weaker 2019 flu season.
Funeral Results

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$971.8	$983.0
Less: revenue associated with acquisitions/new construction	17.7	2.9
Less: revenue associated with divestitures	1.1	4.2
Comparable (1) funeral revenue	953.0	975.9
Less: comparable recognized preneed revenue	69.9	66.3
Less: comparable general agency and other revenue	64.7	62.1
Adjusted comparable funeral revenue	$818.4	$847.5
Comparable services performed	157,460	160,796
Comparable average revenue per service(2)	$5,198	$5,271

Consolidated funeral operating profit	$196.0	$210.9
Less: operating profit (loss) associated with acquisitions/new construction	0.1	(0.2)
Less: operating loss associated with divestitures	(0.6)	(2.4)
Comparable funeral operating profit	$196.5	$213.5

(1)	We define comparable (or same store) operations as those funeral service locations owned by us for the entire period beginning January 1, 2018 and ending June 30, 2019.

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

Funeral Revenue
Consolidated revenue from funeral operations was $971.8 million for the six months ended June 30, 2019 compared to $983.0 million for the same period in 2018. This decrease is primarily attributable to a $22.9 million decrease in comparable revenue as described below and $3.1 million in revenue contributed by properties that have been subsequently divested partially offset by a $14.8 million increase in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $953.0 million for the six months ended June 30, 2019 compared to $975.9 million for the same period in 2018. The $22.9 million decrease was primarily due to a 2.1% decrease in comparable services performed, resulting from a weaker 2019 flu season, and a 1.4% decrease in the average revenue per service.
Comparable average revenue per service declined $73, or 1.4%, as a 1.1% increase in the organic sales average was offset by a 180 basis point increase in the total comparable cremation rate, which increased to 56.5% in the first six months of 2019 from 54.7% in 2018 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $14.9 million, or 7.1%, in the first six months of 2019 compared to the same period in 2018. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $17.0 million, or 8.0%. Comparable funeral operating profit decreased $17.0 million to $196.5 million and the operating margin percentage decreased 130 basis points to 20.6%, which is primarily due to the decreased revenue from funeral services performed resulting from a weaker 2019 flu season coupled with effectively managing our fixed cost structure.

Cemetery Results

	Six Months Ended June 30,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$639.0	$607.6
Less: revenue associated with acquisitions	9.8	1.4
Less: revenue associated with divestitures	0.6	1.0
Comparable (1) cemetery revenue	$628.6	$605.2

Consolidated cemetery operating profit	$187.0	$173.0
Less: operating profit associated with acquisitions	0.8	0.4
Less: operating profit associated with divestitures	0.2	—
Comparable cemetery operating profit	$186.0	$172.6

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending June 30, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $31.4 million, or 5.2%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily attributable to a $23.4 million increase in comparable revenue and $8.4 million in revenue contributed by acquired properties. The comparable revenue growth over the prior year is due to increased recognized preneed property revenue from sales into existing developed cemetery property projects and higher endowment care trust fund income. These increases were partially offset by lower atneed cemetery revenue as activities were reduced from a milder flu season compared to the prior year.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $14.0 million, or 8.1%, in the six months ended June 30, 2019 compared to the same period in 2018 primarily as a result of a $13.4 million increase in comparable operating profit. Comparable cemetery operating profit increased $13.4 million to $186.0 million primarily due to the revenue increases described above as well as the impact of cost reduction initiatives. The operating margin percentage increased 110 basis points to 29.6%.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses increased $6.0 million to $71.9 million in the six months ended June 30, 2019 compared to $65.9 million in the same period of 2018. The current year period includes $6.4 million related to a legal reserve established for future settlements. Excluding these costs, general and administrative expenses decreased $0.4 million due to effective cost management.

(Losses) Gains on Divestitures and Impairment Charges, Net
(Losses) gains on divestitures and impairment charges, net, declined $21.0 million in the six months ended June 30, 2019 compared to the same period of 2018. These losses and gains were associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada and the disposal of certain transportation assets.
Interest Expense
Interest expense increased $6.6 million to $94.7 million in the six months ended June 30, 2019 primarily due to increased interest rates on our floating rate debt.
Loss on Early Extinguishment of Debt, Net
We incurred losses of $7.6 million in the six months ended June 30, 2019 and $10.1 million in the same period of 2018 on the early extinguishment of debt associated with the execution of strategic refinancing transactions.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 22.7% and 19.3% for the six months ended June 30, 2019 and 2018, respectively. The higher effective tax rate for the six months ended June 30, 2019 was primarily due to favorable adjustments allowed under SAB 118 in the prior year, partially offset with the higher excess tax benefits from increased exercises of stock options in 2019.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 185.5 million in the first six months of 2019, compared to 188.5 million in the same period in 2018. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2 of this Form 10-Q.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2019 are presented in

Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 10 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program
April 1, 2019 - April 30, 2019	12,486	$39.91	12,486	$180,167,864
May 1, 2019 - May 31, 2019	104,539	$42.99	104,539	$175,673,783
June 1, 2019 - June 30, 2019	220,403	$45.36	220,403	$165,676,767
	337,428		337,428
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

4.1	—
Fifteenth Supplemental Indenture dated as of May 21, 2019 between Service Corporation International, The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as original trustee and BOKF, NA, as series trustee.

10.1	—	Seventh Amendment to the 401(k) Retirement Savings Plan.
10.2	—
Credit Agreement, dated May 22, 2019, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019).

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

July 30, 2019		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)