Form 10-Q
period 2019-09-30
SERVICE CORP INTERNATIONAL
filed 2019-11-01
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2019 was 182,782,849 (net of treasury shares).

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
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise. Management published a white paper on the corporate website for further understanding of accounting for preneed sales. You can view the white paper at http://investors.sci-corp.com under Featured Documents.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue:
Property and merchandise revenue	$375,398	$392,410	$1,172,099	$1,158,224
Service revenue	332,838	323,246	1,027,299	1,035,794
Other revenue	61,005	63,130	180,627	175,342
Total revenue	769,241	778,786	2,380,025	2,369,360
Costs and expenses:
Cost of property and merchandise	(197,544)	(203,349)	(609,073)	(600,997)
Cost of service	(192,262)	(188,893)	(576,453)	(568,034)
Overhead and other expenses	(219,703)	(220,374)	(651,787)	(650,270)
Total costs and expenses	(609,509)	(612,616)	(1,837,313)	(1,819,301)
Operating profit	159,732	166,170	542,712	550,059
General and administrative expenses	(29,406)	(41,070)	(101,306)	(106,990)
(Losses) gains on divestitures and impairment charges, net	(1,479)	7,970	(15,180)	15,317
Hurricane expenses, net	(262)	(767)	(558)	(437)
Operating income	128,585	132,303	425,668	457,949
Interest expense	(46,678)	(46,419)	(141,385)	(134,514)
Losses on early extinguishment of debt, net	(9,058)	—	(16,637)	(10,131)
Other income, net	20	152	1,614	2,416
Income before income taxes	72,869	86,036	269,260	315,720
Provision for income taxes	(1,997)	(17,043)	(46,662)	(61,398)
Net income	70,872	68,993	222,598	254,322
Net income attributable to noncontrolling interests	(80)	(58)	(154)	(160)
Net income attributable to common stockholders	$70,792	$68,935	$222,444	$254,162
Basic earnings per share:
Net income attributable to common stockholders	$0.39	$0.38	$1.22	$1.39
Basic weighted average number of shares	182,551	180,858	182,218	182,859
Diluted earnings per share:
Net income attributable to common stockholders	$0.38	$0.37	$1.20	$1.36
Diluted weighted average number of shares	185,843	185,460	185,635	187,517

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$70,872	$68,993	$222,598	$254,322
Other comprehensive income:
Foreign currency translation adjustments	(4,266)	5,951	10,133	(9,550)
Total comprehensive income	66,606	74,944	232,731	244,772
Total comprehensive income attributable to noncontrolling interests	(79)	(59)	(155)	(157)
Total comprehensive income attributable to common stockholders	$66,527	$74,885	$232,576	$244,615

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$194,654	$198,850
Receivables, net	74,031	73,825
Inventories	26,645	24,950
Current tax receivable	31,927	10,467
Other	24,922	23,140
Total current assets	352,179	331,232
Preneed receivables, net and trust investments	4,568,636	4,271,392
Cemetery property	1,870,213	1,837,464
Property and equipment, net	2,039,656	1,977,364
Goodwill	1,844,884	1,863,842
Deferred charges and other assets	1,024,974	934,151
Cemetery perpetual care trust investments	1,615,779	1,477,798
Total assets	$13,316,321	$12,693,243

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$493,890	$479,768
Current maturities of long-term debt	69,527	69,896
Income taxes payable	—	5,936
Total current liabilities	563,417	555,600
Long-term debt	3,466,769	3,532,182
Deferred revenue, net	1,450,002	1,418,814
Deferred tax liability	416,366	404,627
Other liabilities	374,418	297,302
Deferred receipts held in trust	3,656,158	3,371,738
Care trusts’ corpus	1,613,671	1,471,165
Commitments and contingencies (Note 10)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 187,257,088 and 184,720,582 shares issued, respectively, and 182,830,949 and 181,470,582 shares outstanding, respectively	182,831	181,471
Capital in excess of par value	1,015,525	972,710
Retained earnings	553,610	474,327
Accumulated other comprehensive income	23,527	13,395
Total common stockholders’ equity	1,775,493	1,641,903
Noncontrolling interests	27	(88)
Total equity	1,775,520	1,641,815
Total liabilities and equity	$13,316,321	$12,693,243
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$222,598	$254,322
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	16,637	10,131
Depreciation and amortization	112,616	117,496
Amortization of intangibles	19,374	20,170
Amortization of cemetery property	48,648	47,509
Amortization of loan costs	4,410	4,531
Provision for doubtful accounts	6,886	6,522
Provision for deferred income taxes	18,335	25,491
Losses (gains) on divestitures and impairment charges, net	15,180	(15,317)
Gain on sale of investments	—	(2,636)
Share-based compensation	11,563	11,740
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in receivables	(6,030)	(964)
Increase in other assets	(22,499)	(19,251)
Decrease in payables and other liabilities	(16,023)	(2,879)
Effect of preneed sales production and maturities:
Decrease (increase) in preneed receivables, net and trust investments	1,055	(37,387)
Increase in deferred revenue, net	56,078	43,329
Decrease in deferred receipts held in trust	(16,631)	(10,541)
Net cash provided by operating activities	472,197	452,266
Cash flows from investing activities:
Capital expenditures	(177,173)	(165,943)
Acquisitions, net of cash acquired	(67,441)	(187,616)
Proceeds from divestitures and sales of property and equipment	13,949	29,890
Proceeds from sale of investments	—	2,900
Payments on Company-owned life insurance policies	(9,017)	(14,283)
Proceeds from Company-owned life insurance policies	—	2,810
Other	—	(14,525)
Net cash used in investing activities	(239,682)	(346,767)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,089,263	395,000
Debt issuance costs	(15,537)	—
Scheduled payments of debt	(16,906)	(25,601)
Early payments of debt	(1,164,977)	(259,590)
Principal payments on finance leases	(32,258)	(29,771)
Proceeds from exercise of stock options	39,831	18,481
Purchase of Company common stock	(52,183)	(275,726)
Payments of dividends	(98,581)	(93,002)
Bank overdrafts and other	9,341	(8,842)
Net cash used in financing activities	(242,007)	(279,051)
Effect of foreign currency on cash, cash equivalents, and restricted cash	2,201	(1,111)
Net decrease in cash, cash equivalents, and restricted cash	(7,291)	(174,663)
Cash, cash equivalents, and restricted cash at beginning of period	207,584	340,601
Cash, cash equivalents, and restricted cash at end of period	$200,293	$165,938
(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	185,856	(3,605)	988,978	508,578	20,646	(48)	1,700,405
Comprehensive income	—	—	—	72,329	7,146	36	79,511
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,871)	—	—	(32,871)
Employee share-based compensation earned	—	—	3,445	—	—	—	3,445
Stock option exercises	513	—	6,626	—	—	—	7,139
Purchase of Company common stock	—	(337)	(1,832)	(12,863)	—	—	(15,032)
Other	42	—	1,577	—	—	—	1,619
Balance at June 30, 2019	186,411	(3,942)	998,794	535,173	27,792	(12)	1,744,216
Comprehensive income	—	—	—	70,792	(4,265)	79	66,606
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,890)	—	—	(32,890)
Employee share-based compensation earned	—	—	3,550	—	—	—	3,550
Stock option exercises	844	—	15,886	—	—	—	16,730
Noncontrolling interest payments	—	—	—	—	—	(40)	(40)
Purchase of Company common stock	—	(484)	(2,660)	(19,465)	—	—	(22,609)
Other	2	—	(45)	—	—	—	(43)
Balance at September 30, 2019	$187,257	$(4,426)	$1,015,525	$553,610	$23,527	$27	$1,775,520

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	81,988	(9,589)	57	72,456
Dividends declared on common stock ($0.17 per share)	—	—	—	(31,348)	—	—	(31,348)
Employee share-based compensation earned	—	—	3,699	—	—	—	3,699
Stock option exercises	282	—	4,707	—	—	—	4,989
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(3,095)	(16,101)	(99,601)	—	—	(118,797)
Other	47	—	(866)	—	—	—	(819)
Balance at March 31, 2018	$192,428	$(8,416)	$961,744	$333,864	$32,125	$104	$1,511,849
Comprehensive income	—	—	—	103,239	(5,908)	41	97,372
Dividends declared on common stock ($0.17 per share)	—	—	—	(30,893)	—	—	(30,893)
Employee share-based compensation earned	—	—	3,845	—	—	—	3,845
Stock option exercises	129	—	2,184	—	—	—	2,313
Restricted stock awards, net of forfeitures	15	—	(15)	—	—	—	—
Purchase of Company common stock	—	(2,971)	(15,557)	(91,541)	—	—	(110,069)
Other	53	—	1,927	—	—	—	1,980
Balance at June 30, 2018	$192,625	$(11,387)	$954,128	$314,669	$26,217	$145	$1,476,397
Comprehensive income	—	—	—	68,935	5,950	59	74,944
Dividends declared on common stock ($0.17 per share)	—	—	—	(30,761)	—	—	(30,761)
Employee share-based compensation earned	—	—	4,196	—	—	—	4,196
Stock option exercises	929	—	10,250	—	—	—	11,179
Noncontrolling interest payments	—	—	—	—	—	(80)	(80)
Purchase of Company common stock	—	(1,236)	(6,501)	(39,123)	—	—	(46,860)
Other	3	—	(32)	—	—	—	(29)
Balance at September 30, 2018	$193,557	$(12,623)	$962,041	$313,720	$32,167	$124	$1,488,986

(See notes to unaudited condensed consolidated financial statements)

SERVICE CORPORATION INTERNATIONAL
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For leases commencing before January 1, 2019, we have elected the practical expedient to not separate lease and non-lease components on certain equipment leases, such as copiers where the cost-per-copy maintenance charges are included in the lease charge. On these leases, we have elected to account for the lease and non-lease components as a single component. For leases commencing on or after January 1, 2019, we account for the maintenance charges (non-lease components) separately from the lease components.
Cash, Cash Equivalents, and Restricted Cash
The components of cash, cash equivalents, and restricted cash at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$194,654	$198,850
Restricted cash(1):
Included in Other current assets	3,890	7,007
Included in Deferred charges and other assets	1,749	1,727
Total restricted cash	5,639	8,734
Total cash, cash equivalents, and restricted cash	$200,293	$207,584

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Property and equipment, net
During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. For the three and nine months ended September 30, 2019, these changes in useful life, which were made prospectively, reduced depreciation expense by $4.0 million ($0.02 per basic and diluted share) and $12.1 million ($0.07 and $0.06 per basic and diluted share, respectively).
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
We established a project team to implement the new guidance. We implemented a new enterprise-wide lease management system in the form of a pre-configured cloud-based application to support the adoption and ongoing lease requirements under the new guidance. This system serves as a lease database to manage our lease inventory centrally and ensure completeness of our lease inventory. The system also produces accounting entries and financial reporting disclosures required under the new guidance and provides lease activity business intelligence reporting. We thoroughly tested the new system to ensure it produces accurate data to prepare the required accounting entries and disclosures under the new guidance upon adoption and on an ongoing basis. We evaluated and implemented additional changes to our processes and internal controls to facilitate adoption on January 1, 2019 and to meet the standard’s ongoing reporting and disclosure requirements.
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
The new guidance is effective for us on January 1, 2020, and early in 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.

We have made significant progress towards completing the development of our methodology, data/input gathering and validation, and initial testing of our designed models. Our models were validated during the third quarter, enabling us to complete a parallel run using second quarter 2019 data. During the third quarter, we continued validation of our reasonable and supportable forecast models, as well as refinement and documentation of our end-to-end processes, which we expect to be completed during the fourth quarter of 2019. We are still evaluating the impact of the new standard on our consolidated results of operations, consolidated financial position, and cash flows.
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
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Preneed funeral receivables	$126,139	$107,612
Preneed cemetery receivables	889,004	883,432
Preneed receivables from customers	1,015,143	991,044
Unearned finance charge	(53,450)	(44,981)
Allowance for cancellation	(51,550)	(48,380)
Preneed receivables, net	$910,143	$897,683

Trust investments, at market	$5,019,631	$4,585,720
Insurance-backed fixed income securities and other	254,641	265,787
Trust investments	5,274,272	4,851,507
Less: Cemetery perpetual care trust investments	(1,615,779)	(1,477,798)
Preneed trust investments	$3,658,493	$3,373,709

Preneed receivables, net and trust investments	$4,568,636	$4,271,392

The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Deposits	$104,964	$96,539	$318,321	$296,651
Withdrawals	$100,194	$97,525	$324,230	$318,818
Purchases of securities	$545,926	$265,125	$1,236,839	$1,273,683
Sales of securities	$546,172	$295,983	$1,109,589	$1,331,981
Realized gains (1)	$71,531	$70,095	$169,812	$216,241
Realized losses (1)	$(39,176)	$(20,358)	$(88,058)	$(50,210)

(1)
All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

The costs and values associated with trust investments recorded at fair value at September 30, 2019 and December 31, 2018 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

	September 30, 2019
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,468	$850	$(124)	$50,194
Canadian government	2	41,047	116	(745)	40,418
Corporate	2	10,352	59	(155)	10,256
Residential mortgage-backed	2	3,284	72	(1)	3,355
Asset-backed	2	134	4	(3)	135
Equity securities:
Preferred stock	2	6,191	472	(125)	6,538
Common stock:
United States	1	1,349,577	240,605	(69,044)	1,521,138
Canada	1	39,739	11,379	(2,866)	48,252
Other international	1	76,759	8,281	(3,921)	81,119
Mutual funds:
Equity	1	769,779	13,971	(88,424)	695,326
Fixed income	1	1,230,610	18,331	(39,873)	1,209,068
Other	3	6,569	757	—	7,326
Trust investments, at fair value		3,583,509	294,897	(205,281)	3,673,125
Commingled funds
Fixed income		445,011	8,675	(928)	452,758
Equity		249,885	25,206	(38)	275,053
Money market funds		352,018	—	—	352,018
Private equity		187,815	79,215	(353)	266,677
Trust investments, at net asset value		1,234,729	113,096	(1,319)	1,346,506
Trust investments, at market		$4,818,238	$407,993	$(206,600)	$5,019,631

	December 31, 2018
	Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,187	$153	$(448)	$48,892
Canadian government	2	56,343	23	(1,797)	54,569
Corporate	2	19,869	13	(516)	19,366
Residential mortgage-backed	2	3,611	10	(50)	3,571
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	9,058	180	(412)	8,826
Common stock:
United States	1	1,236,513	149,233	(138,141)	1,247,605
Canada	1	34,821	9,082	(3,026)	40,877
Other international	1	77,676	6,057	(10,275)	73,458
Mutual funds:
Equity	1	760,887	7,104	(151,853)	616,138
Fixed income	1	1,180,325	800	(89,179)	1,091,946
Other	3	6,548	3,210	(3)	9,755
Trust investments, at fair value		3,434,980	175,867	(395,711)	3,215,136
Commingled funds
Fixed income		419,206	2,419	(18,981)	402,644
Equity		205,789	19,567	(11,723)	213,633
Money market funds		466,429	—	—	466,429
Private equity		215,618	72,897	(637)	287,878
Trust investments, at net asset value		1,307,042	94,883	(31,341)	1,370,584
Trust investments, at market		$4,742,022	$270,750	$(427,052)	$4,585,720

As of September 30, 2019, our unfunded commitment for our private equity and other investments was $131.0 million which, if called, would be funded by the assets of the trusts.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Fair value, beginning balance	$6,588	$20,194	$9,755	$9,067
Net unrealized (losses) gains included in Other income, net(1)	(54)	1,020	(1,518)	750
Purchases	850	36	855	43
Sales	(58)	(9)	(1,766)	(9)
Acquisitions	—	(2,287)	—	9,103
Fair value, ending balance	$7,326	$18,954	$7,326	$18,954

(1)
All net unrealized gains (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2019 to 2040. Maturities of fixed income securities (excluding mutual funds) at September 30, 2019 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$47,329
Due in one to five years	47,350
Due in five to ten years	9,573
Thereafter	106
Total estimated maturities of fixed income securities	$104,358
Recognized trust fund income (realized and unrealized) related to these trust investments was $49.0 million and $50.2 million for the three months ended September 30, 2019 and 2018, respectively. Recognized trust fund income (realized and unrealized) related to these trust investments was $144.1 million and $147.3 million for the nine months ended September 30, 2019 and 2018, respectively.
We have determined that the unrealized losses in our fixed income investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated values, and the duration of unrealized losses as of September 30, 2019 and December 31, 2018, respectively, are shown in the following tables:

	September 30, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$2,249	$(14)	$2,664	$(110)	$4,913	$(124)
Canadian government	—	—	12,349	(745)	12,349	(745)
Corporate	814	(4)	4,763	(151)	5,577	(155)
Residential mortgage-backed	—	—	50	(1)	50	(1)
Asset-backed	—	—	28	(3)	28	(3)
Total temporarily impaired fixed income securities	$3,063	$(18)	$19,854	$(1,010)	$22,917	$(1,028)

	December 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,899	$(226)	$16,374	$(222)	$23,273	$(448)
Canadian government	2,254	(9)	25,330	(1,788)	27,584	(1,797)
Corporate	11,579	(206)	6,563	(310)	18,142	(516)
Residential mortgage-backed	351	(4)	3,010	(46)	3,361	(50)
Asset-backed	—	—	79	(11)	79	(11)
Total temporarily impaired fixed income securities	$21,083	$(445)	$51,356	$(2,377)	$72,439	$(2,822)

Deferred revenue, net
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Deferred revenue	$2,026,487	$1,989,232
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(576,485)	(570,418)
Deferred revenue, net	$1,450,002	$1,418,814
The following table summarizes the activity in our contract liabilities, which are recorded in Deferred revenue, net and Deferred receipts held in trust for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$4,790,552	$5,265,206
Cumulative effect of accounting changes	—	37,991
Net preneed contract sales	734,998	745,566
(Divestitures) acquisitions of businesses, net	(27,737)	159,194
Net investment gains (1)	288,703	102,119
Recognized revenue from backlog (2)	(292,653)	(297,407)
Recognized revenue from current period sales	(389,463)	(403,477)
Change in amounts due on unfulfilled performance obligations	(3,849)	(544,780)
Change in cancellation reserve	(842)	62,120
Effect of foreign currency and other	6,451	(7,957)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,106,160	$5,118,575

(1)	Includes both realized and unrealized investment earnings.

(2)	Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 2.7% and 19.8% for the three months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the three months ended September 30, 2019 was primarily due to the reduction in a tax liability as a result of the expiration of the statute of limitations. Our effective tax rate was 17.3% and 19.4% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the nine months ended September 30, 2019 was primarily due to the reduction in a tax liability as a result of the expiration of the statute of limitations and higher excess tax benefits on the increased exercises of stock options, partially offset by the adjustment related to the implementation of tax reform in 2018.
Unrecognized Tax Benefits
As of September 30, 2019, the total amount of our unrecognized tax benefits was $1.4 million and the total amount of our accrued interest was $0.6 million.
The federal statutes of limitations have expired for all tax years prior to 2016, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2009 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2014 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.

5. Debt
Debt as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$—	$200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	—	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	153,465	200,000
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	—
Term Loan through December 2022	—	641,250
Term Loan through May 2024	641,875	—
Bank Credit Facility due December 2022	—	395,000
Bank Credit Facility due May 2024	235,000	—
Obligations under finance leases	191,430	211,952
Mortgage notes and other debt, maturities through 2050	44,726	4,076
Unamortized premiums, net	5,870	6,562
Unamortized debt issuance costs	(36,070)	(31,762)
Total debt	3,536,296	3,602,078
Less: Current maturities of long-term debt	(69,527)	(69,896)
Total long-term debt	$3,466,769	$3,532,182

Current maturities of debt at September 30, 2019 include amounts due within the next year under our Term Loan, mortgage notes and other debt, and finance leases.
Our consolidated debt had a weighted average interest rate of 4.69% and 4.99% at September 30, 2019 and December 31, 2018, respectively. Approximately 70% and 66% of our total debt had a fixed interest rate at September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, we paid $113.0 million and $113.1 million in cash interest, respectively.
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
As of September 30, 2019, we have $235.0 million outstanding borrowings under our Bank Credit Facility due May 2024, $641.9 million of outstanding borrowings under our Term Loan due May 2024, and $35.5 million of letters of credit issued. The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2019, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.20% at September 30, 2019. As of September 30, 2019, we have $729.5 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
During the nine months ended September 30, 2019, we issued $1.1 billion of debt including:
•$750.0 million unsecured 5.125% Senior Notes due June 2029;
•$55.0 million on our Bank Credit Facility due December 2022;
•$235.0 million on our Bank Credit Facility due May 2024; and

•$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank
Credit Facility.
Newly issued debt was used to pay off our Bank Credit Facility due December 2022, to redeem our 5.375% Senior Notes due January 2022, to redeem our 4.5% Senior Notes due November 2020, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million.
During the nine months ended September 30, 2018, we drew a total of $395.0 million on our Bank Credit Facility to fund the redemption of our 7.625% Senior Notes due October 2018, to make required principal payments on our Term Loan due December 2022, to fund acquisition activity, and for general corporate purposes.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2019, we made aggregate debt payments of $1.2 billion for scheduled and early extinguishment payments including:
•$450.0 million in aggregate principal of our Bank Credit Facility due December 2022;
•$8.5 million in aggregate principal of our Term Loan due December 2022;
•$32.1 million in aggregate principal payments to other members of our Term Loan due December 2022;
•$8.1 million in aggregate principal of our Term Loan due May 2024;
•$425.0 million in aggregate principal of 5.375% Senior Notes due January 2022;
•$200.0 million in aggregate principal of 4.5% Senior Notes due November 2020;
•$46.5 million in aggregate principal of 7.5% Senior Notes due April 2027;
•$11.4 million of premiums paid on early extinguishment; and
•$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $16.6 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, we made aggregate debt payments of $285.2 million for scheduled and early extinguishment payments including:
•$250.0 million in aggregate principal of our 7.625% Senior Notes due October 2018;
•$9.6 million in call premium for redemption of the 7.625% Senior Notes due October 2018;
•$25.3 million in aggregate principal of our Term Loan; and
•$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the nine months ended September 30, 2018.
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
The fair value of our debt instruments at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
4.5% Senior Notes due November 2020	$—	$198,930
8.0% Senior Notes due November 2021	167,250	160,800
5.375% Senior Notes due January 2022	—	428,188
5.375% Senior Notes due May 2024	874,438	851,275
7.5% Senior Notes due April 2027	188,951	214,940
4.625% Senior Notes due December 2027	575,437	517,077
5.125% Senior Notes due June 2029	805,613	—
Term Loan through December 2022	—	629,579
Term Loan through May 2024	641,875	—

	September 30, 2019	December 31, 2018
	(In thousands)
Bank Credit Facility due December 2022	—	387,061
Bank Credit Facility due May 2024	235,000	—
Mortgage notes and other debt, maturities through 2050	44,726	4,076
Total fair value of debt instruments	$3,533,290	$3,391,926

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
7. Equity
Share Repurchases
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our stock repurchase program. During the nine months ended September 30, 2019, we repurchased 1,176,139 shares of common stock at an aggregate cost of $52.2 million, which is an average cost per share of $44.37. During August 2019, our Board of Directors increased our share repurchase authorization to $400 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $389.0 million at September 30, 2019.
Subsequent to September 30, 2019, we repurchased 85,244 shares of common stock at an aggregate cost of $3.9 million, which is an average cost per share of $45.81. After these subsequent repurchases, the remaining dollar value of shares authorized to be repurchased under our repurchase program is $385.1 million.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.

Our reportable segment, including disaggregated revenue, information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$236,178	$236,021	$740,326	$753,378
Matured preneed revenue	144,388	138,754	449,422	450,081
Core funeral revenue	380,566	374,775	1,189,748	1,203,459
Non-funeral home revenue	12,592	11,534	38,686	37,249
Recognized preneed revenue	33,561	32,129	104,614	98,508
Other revenue	33,404	32,518	98,847	94,753
Total funeral revenue	460,123	450,956	1,431,895	1,433,969
Cemetery revenue:
Atneed revenue	79,928	76,983	243,665	240,967
Recognized preneed property revenue	129,364	151,269	409,851	403,375
Recognized preneed merchandise and service revenue	72,225	68,967	212,834	210,460
Core revenue	281,517	297,219	866,350	854,802
Other revenue	27,601	30,611	81,780	80,589
Total cemetery revenue	309,118	327,830	948,130	935,391
Total revenue from customers	$769,241	$778,786	$2,380,025	$2,369,360
Operating profit:
Funeral operating profit	$74,354	$68,145	$270,362	$279,021
Cemetery operating profit	85,378	98,025	272,350	271,038
Operating profit from reportable segments	159,732	166,170	542,712	550,059
General and administrative expenses	(29,406)	(41,070)	(101,306)	(106,990)
(Losses) gains on divestitures and impairment charges, net	(1,479)	7,970	(15,180)	15,317
Hurricane expenses, net	(262)	(767)	(558)	(437)
Operating income	128,585	132,303	425,668	457,949
Interest expense	(46,678)	(46,419)	(141,385)	(134,514)
Losses on early extinguishment of debt, net	(9,058)	—	(16,637)	(10,131)
Other income, net	20	152	1,614	2,416
Income before income taxes	$72,869	$86,036	$269,260	$315,720

Our geographic area information is as follows:

	United States	Canada	Total
		(In thousands)
Three Months Ended September 30,
Revenue from external customers:
2019	$726,702	42,539	$769,241
2018	$731,147	47,639	$778,786
Nine Months Ended September 30,
Revenue from external customers:
2019	$2,248,176	131,849	$2,380,025
2018	$2,225,705	143,655	$2,369,360

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
Future lease payments for non-cancelable operating and finance leases as of September 30, 2019 was as follows:

	Operating	Finance	Total
	(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$2,488	$12,045	$14,533
2020	11,732	44,461	56,193
2021	10,270	63,019	73,289
2022	8,693	26,906	35,599
2023	6,410	19,556	25,966
Thereafter	45,277	48,136	93,413
Total lease payments	$84,870	$214,123	$298,993
Less: Interest	(22,223)	(22,693)	(44,916)
Present value of lease liabilities	$62,647	$191,430	$254,077

As of December 31, 2018, we disclosed the following future lease payments for non-cancelable operating and finance leases exceeding one year:

	Operating	Finance
	(In thousands)
2019	$11,295	$46,998
2020	9,550	51,943
2021	8,251	57,881
2022	7,282	21,842
2023	5,397	15,587
2024 and thereafter	37,841	40,447
Total	$79,616	$234,698
Less: Interest on finance leases		(22,746)
Total principal payable on finance leases		$211,952

The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Amortization of leased assets	$10,474	$31,786
Interest on lease liabilities	1,989	5,273
Total finance lease cost	12,463	37,059
Operating lease cost	3,151	9,419
Variable lease cost	201	993
Total lease cost	$15,815	$47,471

Supplemental balance sheet information as of September 30, 2019 related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2019
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$60,046
Finance lease right-of-use assets (1)	Property and equipment, net	185,629
Total right-of-use assets (1)		$245,675

Operating	Accounts payable and accrued liabilities	$8,745
Finance	Current maturities of long-term debt	39,708
Total current lease liabilities		48,453
Operating	Other liabilities	53,902
Finance	Long-term debt	151,722
Total non-current lease liabilities		205,624
Total lease liabilities		$254,077

(1)	Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases as of September 30, 2019 were as follows:

	Operating	Finance
Weighted-average remaining lease term (years)	12.3	5.1
Weighted-average discount rate	4.6%	3.5%
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows for operating leases	$3,140	$9,357
Operating cash flows for finance leases	2,122	5,843
Financing cash flows for finance leases	10,438	32,258
Total cash paid for amounts included in the measurement of lease liabilities	$15,700	$47,458

Right-of-use assets obtained in exchange for new finance lease liabilities	$9,115	$43,589
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,083	$9,448
We have 62 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $0.6 million and $2.0 million in lease income for the three and nine months ended September 30, 2019, respectively. We lease office space and excess land, and we are party to cellular agreements and land easements. We generally do not have sales-type leases, direct financing leases, or lease receivables. The adoption of ASC 842 did not have an impact on our accounting for lessor leases. Future undiscounted lease income from operating leases as of September 30, 2019 were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$598
2020	1,722
2021	1,364
2022	1,037
2023	470
Thereafter	230
Total cash receipts	$5,421

10. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians’ and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage, all of which are structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2019 and December 31, 2018, we had self-insurance reserves of $81.6 million and $80.1 million, respectively.
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
Wage and Hour Claims. We are named as a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Fredeen, Horton, Quismundo, and Kallweit lawsuits described below. Given the nature of these lawsuits, except for those lawsuits where a settlement is referenced, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. In addition, this lawsuit also asserts claims under the California Private Attorney General Act (PAGA) provisions on behalf of other similarly situated California persons. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. In July 2017, the arbitrator entered an award rejecting the plaintiffs' claims, ruling that they did not sue the correct party. Plaintiffs continue to assert claims under PAGA that are not subject to arbitration. The parties reached a settlement of this lawsuit in September 2019. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI California Funeral Services, Inc. to pay an immaterial amount.
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, interest, and injunctive relief. The claims have been ordered to arbitration, and the arbitrator determined that the claims would proceed as a bilateral proceeding. On May 24, 2019, the arbitrator issued an opinion rejecting the plaintiff’s claims in total. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act.
Lisa Fredeen, an aggrieved employee and on behalf of other aggrieved employees v. California Cemetery and Funeral Services, LLC, et al; Case No. BC706930; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed on May 18, 2018, by the same law firm that filed the Vasquez case described above against SCI subsidiaries, asserting claims for violations of the California Labor Code and PAGA, based on alleged facts similar to those alleged in the Vasquez case described above against SCI subsidiaries, asserting claims for violations of the California Labor Code and PAGA, based on alleged facts similar to those alleged in the Vasquez suit. The plaintiff seeks civil penalties, interest, and attorneys’ fees.
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against SCI subsidiaries and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The parties reached a settlement of this lawsuit and the Doyle lawsuit referenced below in November 2018. The settlement agreement is subject to court approval. The financial terms of the settlement call for SCI Direct to pay an immaterial amount in relation to both the Romano and Doyle lawsuits.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case. The parties reached a settlement of this lawsuit and the Romano lawsuit referenced above in November 2018. On December 26, 2018, this matter was consolidated into the Romano lawsuit. The settlement agreement, noted above, is subject to court approval. The financial terms of the settlement call for SCI Direct to pay an immaterial amount collectively for the Romano and Doyle lawsuits.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016, against SCI subsidiaries, on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed an additional lawsuit, against SCI subsidiaries, alleging individual and PAGA claims similar to those alleged in the Horton case. The additional individual and PAGA claim lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego. Sandra Dorian v. SCI Direct, Inc., et al; Case No 37-2018-0061985-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Holly Karpiak v. SCI Direct, Inc., et al; Case No. 37-2019-00031328-CU-OE-CTL, in the Superior Court of California for the County of San Diego. In addition to the wage and hour and PAGA claims described above, Horton alleges claims for sexual harassment and wrongful discharge. After a trial, the judge issued a preliminary statement of decision on April 19, 2019, awarding an immaterial amount related to the aforementioned claims.
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
Shelley T. Hood v. Pine Crest Funeral Home and Cemetery A/K/A Pine Crest Funeral Home, Service Corporation International, and others; Case No. 02-CV-2017-900635.00; in the Circuit Court of Mobile County, Alabama. This case was filed in March 2017. Plaintiff alleges she contracted with Pine Crest Funeral Home to cremate her mother’s remains on March 25, 2011. Plaintiff further alleges that the cremated remains could not be located when she contacted Pine Crest Funeral Home to take possession of the cremated remains in October 2015. Plaintiff sought compensatory and punitive damages. The plaintiff was awarded compensatory and punitive damages after a jury trial. This matter has settled for a confidential, immaterial amount.
Unclaimed Property Audit.
We received notices from a third party auditor representing unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Other Potential Contingencies
In October of 2018, we received a letter from the Illinois Office of the Comptroller claiming that our subsidiary improperly withdrew a total of $13.6 million from perpetual care trusts covering 24 of our cemeteries in Illinois. We believe these withdrawals were entirely proper for the ongoing care of those cemeteries under Illinois law.
In July of 2019, we received a letter from the State of California Department of Justice alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts violates section 7735 of the Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. The State of California, Department of Justice has requested various injunctive terms, monetary relief of $15.0 million and modified refunds for certain California consumers. We believe our contracts comply with applicable laws.
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
A reconciliation of the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income:
Net income — basic	$70,792	$68,935	$222,444	$254,162
After tax interest on convertible debt	—	15	—	45
Net income — diluted	$70,792	$68,950	$222,444	$254,207
Weighted average shares (denominator):
Weighted average shares — basic	182,551	180,858	182,218	182,859
Stock options	3,225	4,284	3,370	4,364
Restricted stock units	67	197	47	173
Convertible debt	—	121	—	121
Weighted average shares — diluted	185,843	185,460	185,635	187,517
Net income per share:
Basic	$0.39	$0.38	$1.22	$1.39
Diluted	$0.38	$0.37	$1.20	$1.36

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be anti-dilutive in the periods presented. Total equity awards not included in the computation of dilutive EPS are as follows (in shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Antidilutive options	785	831	641	980
Antidilutive restricted stock units	—	—	58	—

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

During the nine months ended September 30, 2019, we spent $67.4 million on the acquisition of several independent funeral homes and land for new cemeteries. Excluding the June 2018 acquisition described above, we spent $55.6 million for several independent funeral homes and cemeteries during the nine months ended September 30, 2018, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such assets are recognized in the income statement line item (Losses) gains on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
(Losses) gains on divestitures, net	$(587)	$8,058	$(9,683)	$16,199
Impairment losses	(892)	(88)	(5,497)	(882)
(Losses) gains on divestitures and impairment charges, net	$(1,479)	$7,970	$(15,180)	$15,317

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2019, we operated 1,477 funeral service locations and 483 cemeteries (including 290 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Our financial position is enhanced by our approximately $11.6 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2019. Preneed selling provides us with a current opportunity to lock-in future market share while deterring the customer from going to a competitor in the future. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We believe we have adequate liquidity and a favorable debt maturity profile, which allows us to return capital to shareholders through share repurchases and dividends.
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
Financial Condition, Liquidity and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $472.2 million in the first nine months of 2019. We had $729.5 million in borrowing capacity under our Bank Credit Facility at September 30, 2019.
Our bank credit agreement requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2019, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2019 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.83
Interest coverage ratio	3.00 (Min)	4.83

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
During the nine months ended September 30, 2019, we repurchased 1,176,139 shares of common stock at an aggregate cost of $52.2 million, which is an average cost per share of $44.37. During August 2019, our Board of Directors increased our share repurchase authorization to $400 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under our share repurchase program was approximately $389.0 million at September 30, 2019.
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
Operating Activities
Net cash provided by operating activities increased $19.9 million to $472.2 million in the first nine months of 2019, compared to $452.3 million in the first nine months of 2018. Excluding $6.4 million in legal settlements in the current period and a $5.6 million tax refund in the prior period, cash flow from operations increased by $31.9 million from prior year. The 2019 increase comprises:

•	a $59.2 million increase in cash receipts from customers,

•	a $10.0 million increase in General Agency (GA) and other receipts, and

•	a $0.1 million decrease in cash interest paid, partially offset by

•	a $17.2 million increase in net trust deposits,

•	a $16.7 million increase in employee compensation,

•	a $2.9 million increase in vendor and other payments, and

•	a $0.6 million increase in recurring cash tax payments.
Investing Activities
Cash flows from investing activities used $239.7 million in the first nine months of 2019 compared to using $346.8 million in the same period of 2018. The $107.1 million decrease from prior year is primarily due to the following:
•a $120.2 million decrease in cash spent on acquisitions,
•a $14.5 million decrease primarily due to a 2018 purchase of land,
•a $2.4 million decrease in payments on Company-owned life insurance policies, net of proceeds, partially offset by

•	a $11.2 million increase in capital expenditures primarily due to the construction of new funeral homes,

•	a $15.9 million decrease in cash receipts from divestitures and asset sales, and

•	a $2.9 million decrease in proceeds from sale of other investments.
Financing Activities
Financing activities used $242.0 million in the first nine months of 2019 compared to using $279.1 million in the same period of 2018. The $37.1 million decrease from prior year is primarily due to:
•a $223.5 million decrease in purchase of Company common stock,
•a $21.4 million increase in proceeds from exercises of stock options

•a $18.2 million change in bank overdrafts and other, partially offset by

•	a $220.4 million increase in payments of debts, net of proceeds from the issuance of debt, and

•	a $5.6 million increase in payments of dividends.
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

	September 30, 2019	December 31, 2018
	(In millions)
Preneed funeral	$97.0	$106.9
Preneed cemetery:
Merchandise and services	146.1	137.9
Pre-construction	17.5	15.4
Bonds supporting preneed obligations	260.6	260.2
Bonds supporting preneed business permits	5.5	4.2
Other bonds	19.6	18.9
Total surety bonds outstanding	$285.7	$283.3
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2019 and 2018, we had $18.6 million and $18.1 million, respectively, of cash receipts attributable to bonded sales. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
The table below details the results of insurance-funded preneed production and maturities for the three and nine months ended September 30, 2019 and 2018, and the number of contracts associated with those transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Preneed insurance-funded:
Sales production (1)	$145.6	$144.1	$431.2	$418.8
Sales production (number of contracts) (1)	25,437	25,007	75,564	71,828
General agency revenue	$35.6	$34.6	$105.7	$102.2
Maturities	$82.2	$77.9	$256.8	$257.0
Maturities (number of contracts)	13,753	13,387	43,590	43,638

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$93.7	$88.5	$289.8	$273.5
Sales production (number of contracts)	25,259	23,476	78,608	74,472
Maturities	$69.7	$67.8	$215.9	$215.4
Maturities (number of contracts)	17,137	16,649	54,157	53,492
Cemetery:
Sales production:
Preneed	$203.8	$209.6	$661.0	$656.7
Atneed	79.9	76.4	245.4	241.4
Total sales production	$283.7	$286.0	$906.4	$898.1
Sales production deferred to backlog:
Preneed	$94.1	$104.0	$290.3	$321.4
Atneed	59.1	56.7	181.4	179.4
Total sales production deferred to backlog	$153.2	$160.7	$471.7	$500.8
Revenue recognized from backlog:
Preneed	$73.8	$100.3	$211.3	$238.5
Atneed	58.4	56.6	177.4	177.0
Total revenue recognized from backlog	$132.2	$156.9	$388.7	$415.5

Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2019 and December 31, 2018. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2019 and December 31, 2018. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

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

	September 30, 2019		December 31, 2018
	Fair Value	Cost	Fair Value	Cost
		(In billions)
Deferred revenue, net	$1.45	$1.45	$1.42	$1.42
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Deferred receipts held in trust	3.66	3.50	3.37	3.47
Allowance for cancellation	(0.27)	(0.25)	(0.24)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$5.42	$5.28	$5.12	$5.21
Backlog of insurance-funded deferred revenue(1)	6.21	6.21	5.97	5.97
Total backlog of deferred revenue	$11.63	$11.49	$11.09	$11.18
Preneed receivables, net and trust investments	$4.57	$4.41	$4.27	$4.37
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.57	0.57
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.24)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	$4.88	$4.74	$4.60	$4.69
Insurance policies associated with insurance-funded deferred revenue(1)	6.21	6.21	5.97	5.97
Total assets associated with backlog of preneed deferred revenue	$11.09	$10.95	$10.57	$10.66

(1)	Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and/or appraisals. As of September 30, 2019, the difference between the backlog and asset fair value amounts totaled $0.54 billion, consisting of $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.08 billion collected from customers that were not required to be deposited into trust, and $0.23 billion in allowable cash distributions from trust assets. As of September 30, 2019, the fair value of the total backlog comprised $3.05 billion related to cemetery contracts and $8.58 billion related to funeral contracts. As of September 30, 2019, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.79 billion related to cemetery contracts and $2.09 billion related to funeral contracts.
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
As of September 30, 2019, approximately 88% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, and each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the LLCs' units. For those accounts not eligible for participation in the LLCs, or in the event a particular state's regulations contain investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2019, the largest single equity position represented less than 1% of the total securities portfolio.

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
Trust Performance
During the nine months ended September 30, 2019, the Standard and Poor’s 500 Index increased 20.6% and the Barclay’s Aggregate Index increased 8.5%. By comparison, the SCI trusts, which increased 12.9% during the same nine month period, are more broadly and globally diversified with an allocation of approximately 50% equities, 35% fixed income securities, 10% alternative and other investments with remaining 5% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an ongoing basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended September 30, 2019 and 2018
Management Summary
In the three months ended September 30, 2019, we reported net income attributable to common stockholders of $70.8 million ($0.38 per diluted share) compared to net income attributable to common stockholders for the same period in 2018 of $68.9 million ($0.37 per diluted share). These results were affected by the following items:

	Three Months Ended September 30,
	2019	2018
	(In millions)
Pre-tax (losses) gains from divestitures and impairment, net	$(1.5)	$8.0
Pre-tax loss from the early extinguishment of debt	$(9.1)	$—
Tax effect from above items	$2.4	$(0.8)
Change in certain tax reserves	$11.1	$(2.6)
In addition to the items referenced in the table above, growth in our funeral segment coupled with reductions in corporate general and administrative expenses were partially offset by a decline in cemetery revenue.

Funeral Results

	Three Months Ended September 30,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$460.1	$451.0
Less: Revenue associated with acquisitions/new construction	11.3	6.7
Less: Revenue associated with divestitures	0.2	1.4
Comparable (1) funeral revenue	448.6	442.9
Less: Comparable recognized preneed revenue	32.9	31.8
Less: Comparable general agency and other revenue	32.6	32.5
Adjusted comparable funeral revenue	$383.1	$378.6
Comparable services performed	72,692	71,484
Comparable average revenue per service(2)	$5,270	$5,296

Consolidated funeral operating profit	$74.4	$68.1
Less: Operating profit associated with acquisitions/new construction	1.4	0.5
Less: Operating loss associated with divestitures	(0.9)	(0.6)
Comparable funeral operating profit	$73.9	$68.2

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2018 and ending September 30, 2019.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, net and is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $460.1 million for the three months ended September 30, 2019 compared to $451.0 million for the same period in 2018. This $9.1 million increase is primarily attributable to the increase of $4.6 million in revenue contributed by acquired properties, and a $5.7 million increase in comparable revenue as described below partially offset by $1.2 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $448.6 million for the three months ended September 30, 2019 compared to $442.9 million for the same period in 2018. This $5.7 million increase is due to 1.7% higher comparable services performed and a $1.1 million increase in recognized preneed revenue partially offset by 0.5% decrease in average revenue per funeral service.
Organic sales average growth of 1.3% was more than offset by 150 basis point increase in the total comparable cremation rate, which increased to 56.8% in the three months ended September 30, 2019 from 55.3% in 2018 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit increased $6.3 million, or 9.3%, for the three months ended September 30, 2019 compared to the same period in 2018. This increase is primarily attributable to an increase in comparable funeral operating profit of $5.7 million, or 8.4%. Comparable operating margin percentage increased 110 basis points to 16.5%, which is primarily due to the revenue increases described above in addition to continued effective management of our fixed costs.

Cemetery Results

	Three Months Ended September 30,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$309.1	$327.8
Less: Revenue associated with acquisitions/new construction	4.7	4.3
Less: Revenue associated with divestitures	0.1	0.4
Comparable (1) cemetery revenue	$304.3	$323.1

Consolidated cemetery operating profit	$85.4	$98.0
Less: Operating profit associated with acquisitions/new construction	—	0.7
Less: Operating profit associated with divestitures	0.1	0.2
Comparable cemetery operating profit	$85.3	$97.1

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending September 30, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $18.7 million, or 5.7%, in the third quarter of 2019 compared to the same period in 2018 primarily due to a $18.8 million decrease in comparable cemetery revenue. The comparable revenue decline over the prior year quarter is primarily $21.0 million, or 14.0%, decrease in recognized preneed property revenue as well as a $3.1 million decline in other revenue (primarily endowment care trust fund income) due to the timing of capital gains and other distributions. These decreases were somewhat offset by increases in atneed revenue and recognized preneed merchandise and service revenue.
Cemetery Operating Profit
Consolidated cemetery operating profit decreased $12.6 million, or 12.9%, in the third quarter of 2019 compared to the same period in 2018 primarily due to a $11.8 million decrease in comparable operating profit. Comparable operating profit decreased $11.8 million to $85.3 million and the operating margin percentage decreased 210 basis points to 28.0%. These decreases reflect lower recognized preneed property revenue partially offset by continued effective management of our fixed costs.
Other Financial Statement Items
General and administrative expenses
General and administrative expenses decreased $11.7 million to $29.4 million in the third quarter of 2019, primarily related to higher expenses in the prior year for our long-term incentive compensation plan that is tied to increases in total shareholder return.
(Losses) gains on divestitures and impairment charges, net
Losses on divestitures were $1.5 million in 2019, decreasing $9.5 million from the gain of $8.0 million in 2018. This is the result of divestitures of non-strategic funeral and cemetery locations in the United States and Canada.
Losses on early extinguishment of debt
We incurred a $9.1 million loss on early extinguishment of debt in the third quarter of 2019 related to strategic refinancing transactions. These transactions include the open market repurchases of our 7.5% Senior Notes due 2027 along with the refinancing of our 4.5% Senior Notes due November 2020 and our 5.375% Senior Notes due January 2022 that were completed during the third quarter of 2019.
Provision for income taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 2.7% and 19.8% for the three months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the three months ended September 30, 2019 was primarily due to the reduction in a tax liability as a result of the expiration of the statute of limitations.
Weighted average shares
The diluted weighted average number of shares outstanding was 185.8 million in the three months ended September 30, 2019, compared to 185.5 million in the same period in 2018. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.

Management Summary
In the nine months ended September 30, 2019, we reported net income attributable to common stockholders of $222.4 million ($1.20 per diluted share) compared to net income attributable to common stockholders for the same period in 2018 of $254.2 million ($1.36 per diluted share). These results were affected by the following items:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Pre-tax (losses) gains from divestitures and impairment charges, net	$(15.2)	$15.3
Pre-tax losses from the early extinguishment of debt, net	$(16.6)	$(10.1)
Pre-tax legal settlements	$(6.4)	$—
Tax benefit from above items	$8.9	$(1.4)
Change in certain tax reserves and other	$10.0	$14.8
In addition to the items referenced in the table above, reductions in corporate general and administrative expense, coupled with a favorable adjusted effective tax rate, more than offset an anticipated increase in interest expense related to the timing of our recent debt refinancing.

Funeral Results

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,431.9	$1,434.0
Less: revenue associated with acquisitions/new construction	29.0	9.6
Less: revenue associated with divestitures	2.0	6.2
Comparable (1) funeral revenue	1,400.9	1,418.2
Less: comparable recognized preneed revenue	102.9	98.0
Less: comparable general agency and other revenue	97.2	94.6
Adjusted comparable funeral revenue	$1,200.8	$1,225.6
Comparable services performed	230,051	232,188
Comparable average revenue per service(2)	$5,220	$5,278

Consolidated funeral operating profit	$270.4	$279.0
Less: operating profit associated with acquisitions/new construction	1.4	0.3
Less: operating loss associated with divestitures	(1.4)	(3.3)
Comparable funeral operating profit	$270.4	$282.0

(1)	We define comparable (or same store) operations as those funeral service locations owned by us for the entire period beginning January 1, 2018 and ending September 30, 2019.

(2)
We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding recognized preneed revenue, general agency revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, net and is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.

Funeral Revenue
Consolidated revenue from funeral operations was $1,431.9 million for the nine months ended September 30, 2019 compared to $1,434.0 million for the same period in 2018. This decrease is primarily attributable to a $17.3 million decrease in comparable revenue as described below and $4.2 million in revenue contributed by properties that have been subsequently divested partially offset by a $19.4 million increase in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,400.9 million for the nine months ended September 30, 2019 compared to $1,418.2 million for the same period in 2018. The $17.3 million decrease was primarily due to a 0.9% decrease in comparable services performed, resulting from a weaker 2019 flu season, and a 1.1% decrease in the average revenue per service partially offset by $4.9 million increase in comparable recognized preneed revenue and $2.8 million increase in GA revenue.

Comparable average revenue per service declined $58, or 1.1%, as a 1.2% increase in the organic sales average was offset by a 170 basis point increase in the total comparable cremation rate, which increased to 56.6% in the first nine months of 2019 from 54.9% in 2018 as a result of an increase in both direct cremations and cremations with service.
Funeral Operating Profit
Consolidated funeral operating profit decreased $8.6 million, or 3.1%, in the first nine months of 2019 compared to the same period in 2018. This decrease is primarily attributable to a decrease in comparable funeral operating profit of $11.6 million, or 4.1%, partially offset by $1.9 million contributed by properties that have been subsequently divested. Comparable funeral operating profit decreased $11.6 million to $270.4 million and the operating margin percentage decreased 60 basis points to 19.3%, which is primarily due to the decreased revenue from funeral services performed resulting from a weaker 2019 flu season partially offset by continued effective management of our fixed costs.
Cemetery Results

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$948.1	$935.4
Less: revenue associated with acquisitions	14.5	5.6
Less: revenue associated with divestitures	0.7	1.5
Comparable (1) cemetery revenue	$932.9	$928.3

Consolidated cemetery operating profit	$272.4	$271.0
Less: operating profit associated with acquisitions	1.0	1.0
Less: operating profit associated with divestitures	0.1	0.2
Comparable cemetery operating profit	$271.3	$269.8

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending September 30, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $12.7 million, or 1.4%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily attributable to $8.9 million in revenue contributed by acquired properties and a $4.6 million increase in comparable revenue. The comparable revenue growth over the prior year is due to increased recognized preneed property revenue from sales into existing developed cemetery property projects.
Cemetery Operating Profit
Consolidated cemetery operating profit increased $1.4 million, or 0.5%, in the nine months ended September 30, 2019 compared to the same period in 2018 primarily as a result of a $1.5 million increase in comparable operating profit. Comparable cemetery operating profit increased $1.5 million to $271.3 million primarily due to the revenue increases described above. The operating margin percentage of 29.1% remained flat to the prior year.
Other Financial Statement Items
General and Administrative Expenses
General and administrative expenses decreased $5.7 million to $101.3 million in the nine months ended September 30, 2019 compared to $107.0 million in the same period of 2018. The current year period includes $6.4 million related to a legal reserve established for future settlements. Excluding these costs, general and administrative expenses decreased $12.1 million primarily related to higher expenses in the prior year for our long-term incentive compensation plan that is tied to increases in total shareholder return.
(Losses) Gains on Divestitures and Impairment Charges, Net
(Losses) gains on divestitures and impairment charges, net, declined $30.5 million in the nine months ended September 30, 2019 compared to the same period of 2018. These losses and gains were associated with the divestitures of non-strategic funeral and cemetery locations in the United States and Canada and the disposal of certain transportation assets.
Interest Expense
Interest expense increased $6.9 million to $141.4 million in the nine months ended September 30, 2019 primarily due to increased interest rates on our floating rate debt.

Losses on Early Extinguishment of Debt, Net
We incurred losses of $16.6 million in the nine months ended September 30, 2019 and $10.1 million in the same period of 2018 on the early extinguishment of debt associated with the execution of strategic refinancing transactions. These transactions include the open market repurchases of our 7.5% Senior Notes due 2027 along with the refinancing of our 4.5% Senior Notes due November 2020 and our 5.375% Senior Notes due January 2022 that were completed during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we completed the refinancing of our 7.625% Senior Notes due October 2018.
Provision for Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 17.3% and 19.4% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the nine months ended September 30, 2019 was primarily due to the reduction in a tax liability as a result of the expiration of the statute of limitations and higher excess tax benefits on the increased exercises of stock options, partially offset by the adjustment related to the implementation of tax reform in 2018.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 185.6 million in the first nine months of 2019, compared to 187.5 million in the same period in 2018. The decrease in the number of shares reflects the impact of shares repurchased under our share repurchase program.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2019 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity and Capital Resources, for discussion of trust investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased under the program (1)
July 1, 2019 - July 31, 2019	142,492	$46.78	142,492	$159,011,682
August 1, 2019 - August 31, 2019	223,646	$46.70	223,646	$394,500,925
September 1, 2019 - September 30, 2019	117,676	$46.74	117,676	$389,001,223
	483,814		483,814
(1) In August 2019, our Board of Directors increased our repurchase authorization for up to $400.0 million.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

3.1		Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2		Articles of Amendment to Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3		Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 25, 2018).
3.4
Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.5		Bylaws of the Company. (Incorporated by reference to Exhibit 3.4 to Form 8-K filed May 25, 2018).
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

31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file.
104	—	Cover page interactive data file (Formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2019		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ Tammy Moore
Tammy Moore
Vice President and Corporate Controller (Principal Accounting Officer)