Form 10-K
period 2019-12-31
SERVICE CORP INTERNATIONAL
filed 2020-02-18
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
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
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $8,302,629,479 based upon a closing market price of $46.78 on June 30, 2019 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 14, 2020 was 180,778,030 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2020 Annual Meeting of Stockholders (Part III).

2 Service Corporation International

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

FORM 10-K 3

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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale. At December 31, 2019, we operated 1,471 funeral service locations and 482 cemeteries (including 290 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
In late 2006, having arrived at a position of financial stability and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization, now known as SCI Direct. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America. We continue to pursue strategic acquisitions, some of which can be meaningful, such as the fifteen funeral homes and seven cemeteries we acquired in June of 2018.

FORM 10-K 5

PART I

Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery locations. Such combination facilities typically can be more cost competitive and have higher gross margins than funeral and cemetery operations that are operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
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
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $12.0 billion and $11.1 billion at December 31, 2019 and 2018, respectively.
The following table at December 31, 2019 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	34	13	47
Arizona	32	11	43
Arkansas	12	3	15
California	156	38	194
Colorado	31	11	42
Connecticut	21	—	21
Delaware	—	1	1
District of Columbia	1	—	1
Florida	136	61	197
Georgia	32	18	50
Hawaii	8	3	11
Idaho	1	—	1
Illinois	38	24	62
Indiana	51	14	65
Iowa	5	2	7
Kansas	8	5	13
Kentucky	11	5	16

6 Service Corporation International

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
Louisiana	29	11	40
Maine	11	—	11
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	35	—	35
Minnesota	9	2	11
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	9	2	11
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	24	—	24
New Mexico	1	—	1
New York	59	—	59
North Carolina	53	17	70
Ohio	32	15	47
Oklahoma	13	7	20
Oregon	14	4	18
Pennsylvania	23	16	39
Puerto Rico	6	9	15
Rhode Island	4	—	4
South Carolina	12	9	21
Tennessee	40	18	58
Texas	170	62	232
Utah	4	3	7
Virginia	36	24	60
Washington	37	15	52
West Virginia	7	8	15
Wisconsin	—	7	7
Canada
Alberta	10	—	10
British Columbia	36	9	45
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	40	—	40
Quebec	43	—	43
Saskatchewan	15	—	15
Total	1,471	482	1,953

FORM 10-K 7

PART I

We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2019, we owned approximately 87% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both finance and operating leases. At December 31, 2019, our 482 cemeteries contained a total of approximately 35,500 acres, of which approximately 66% was developed.
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

8 Service Corporation International

PART I

Strategies for Growth
We are the largest consolidated deathcare company in North America and believe we are well positioned for long-term profitable growth. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space and we are poised to benefit from the aging of this North American population. In each stage of life, Baby Boomers have set new trends, transformed society and redefined norms, and we believe the impact will be the same for our industry. We have already begun to see the impact of the Baby Boomers through the growth in our preneed cemetery sales program. We anticipate seeing a similar impact on our preneed funeral results and ultimately our atneed results as these preneed contracts mature. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalled experiences - both digitally and in person - to meet those changing needs.
Our three core strategies continue to grow the Company and enhance shareholder value and while we see a changing consumer, we believe these strategies are still the core of our foundation: 1) grow revenue, 2) leverage our unparalled scale, and 3) deploy capital.
Grow Revenue
We plan to grow revenue by remaining relevant to our customers as their preferences evolve through a combination of price, product, and service differentiation strategies. We also believe that growing our preneed sales will drive future revenue growth.

Remaining Relevant to the Customer. Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether a customer chooses burial or cremation, a population of Baby Boomers are redefining the traditional funeral by transitioning away from mourning the death to a personalized celebration of life ceremony. In certain markets, we are responding to this trend by repurposing traditional casket selection rooms to event rooms designed for a celebration. We have replaced the casket selection process by offering a digital presentation of options that allows the customer to choose merchandise and services including unique celebration, catering, and celebrant services.

In our funeral business, we focus on memorialization merchandise and services that will be meaningful to both our burial and cremation customers. The trend towards cremation requires us to be much more flexible in providing products and services. We have developed cremation service packages, which may or may not include a celebratory memorialization.

In our cemetery business, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer many unique choices. From high-end family estates, which capture incredible views, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery merchandise, we have developed innovative products such as recurring floral placements, customized cemetery property offerings, and specialized graveside service options. We continue to embrace cremation opportunities for customers in our cemetery segment by offering an increased variety of cremation property options, including niches and scattering gardens.

As we evolve to meet ever-changing customer preferences, we will continue to cater to the religious, ethnic, and cultural traditions important to many of our customers.
Growing Preneed Sales. Our preneed sales program drives current and future revenue growth. We believe Baby Boomers have been impacting our cemetery preneed sales for several years and are beginning to positively impact the growth of our preneed funeral sales programs. Our sales organization is supported by a highly trained sales force of approximately 4,000 counselors, who provide customers informed guidance about various service and merchandise options tailored to fit the needs of today’s consumers. Utilizing our scale our counselors are reaching out to consumers through multiple lead channels, which drive future revenue growth. We sponsor community events and seminars to help educate and provide guidance around preplanning both funeral and cemetery services and merchandise. In 2019, we adopted a more sophisticated direct mail approach and we continue to increase our digital presence through search engine optimization and other marketing channels. We believe we have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share.

FORM 10-K 9

PART I

Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we are able to leverage our scale by developing our sales organization and optimizing the use of our network through the use of technology and for the benefit of our preneed backlog. Our large scale enables us to achieve cost efficiencies through the maximization of purchasing power and utilizing economies of scale through our supply chain channel.
Developing Our Sales Organization. Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, Salesforce, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking and effective follow up campaigns. We continue to diversify our sales force to understand and cater to the religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in a manner that our competitors can not replicate.
Optimizing Our Network and Deploying Customer-Facing Technology. We continue to drive operating discipline and leverage our scale through standardizing processes and capitalizing on new technologies to improve the customer experience. Our advancements in technology are changing the way we present our product and service offerings to customers. Our atneed point of sale system, HMIS+, uses a digital platform enabled with high resolution video and photographs to create a seamless presentation of our products and service offerings. Our newly implemented and mobile preneed sales system, Beacon, provides customers with a full digital presentation experience in their home or other place of their choosing.
In 2018, we completed a redesign of almost 2,000 Dignity Memorial® location websites. Featuring a modern and user-friendly design, these location-specific websites have been optimized for mobile use and updated with enhanced search engine optimization capability. In addition to the contemporary and sophisticated design, client families now enjoy new features such as a streamlined obituary completion process, social media sharing capabilities, and the ability to create and share personalized content in memory of their loved one. In 2019, our websites experienced significant growth in number of visits, which reached nearly 130 million visits.
During 2019, we took significant steps to improve the quality of customer feedback and elevate our online reputation. We engaged a third party to increase the response rate from customers for online reviews and we have seen a significant increase in the number of reviews over the past year. Online reviews provide visibility of customer engagement down to the location level and increase our response time to address customer concerns. We collaborated with a leading technology partner to deliver the J.D. Power surveys digitally, which has increased the quantity and quality of customer feedback and reduced the time it takes to receive customer feedback. In late 2019, we established a social media presence for a number of our funeral and cemetery businesses. These digital efforts have resulted in favorable customer satisfaction ratings and increased digital sales leads.
Growing Our Preneed Backlog. Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us the opportunity to grow future revenue in a more stable and efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of future returns from our trusted merchandise and service products. This blended approach results in our ability to grow our preneed backlog in a cash flow neutral manner. Additionally, we are experiencing contracts coming out of the backlog today to be serviced with growth rates that are superior to inflationary at-need pricing.
Deploy Capital
We continue maximizing capital deployment opportunities in a disciplined and balanced manner to the highest relative return opportunity. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to opportunistically grow our business and enhance shareholder value. Our priorities for capital deployment are: 1) investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) managing debt.
Investing in Acquisitions and Building New Funeral Service Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. In 2019, we increased our growth capital spend on new funeral service locations to grow our footprint into new communities as well as expansions of existing locations to remain relevant with our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. During 2019, we acquired land that will be developed for future cemetery use in some of our largest

10 Service Corporation International

PART I

markets to remain relevant with our customer. This investment in our future will allow us to continue to create cemetery offerings that appeal to varying preferences in those markets for many years to come.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.18 per common share at the end of 2019. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The volume and timing of our purchases is determined as we evaluate the opportunity to capture value for our shareholders. Since 2010, we have reduced the number of shares outstanding by 25%. In August 2019, our Board of Directors increased our repurchase authorization to $400.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $312.0 million at December 31, 2019. Subsequent to December 31, 2019, we repurchased 475,476 shares for $22.2 million at an average cost per share of $46.69.
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to make open market debt repurchases when it is opportunistic to do so to manage our debt maturity profile. During 2019, we had an opportunity to reduce our debt by repurchasing $46.5 million of certain senior notes through open market repurchases. We viewed these transactions as strategic and attractive from a valuation perspective.
Associates
At December 31, 2019, we employed 16,320 individuals on a full-time basis and 8,274 individuals on a part-time basis. Of the full-time associates, 14,029 were employed in the funeral and cemetery operations and 2,291 were employed in corporate or other overhead activities and services. All eligible associates in the United States who so elect are covered by our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and therefore do not participate in our health insurance plan. At December 31, 2019 and 2018, there were 9,528 and 9,362 associates, respectively, who had elected to participate in our group health insurance plans. Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined contribution or government-mandated benefit plans. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable.
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
Other
We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities

FORM 10-K 11

PART I

and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. We also post announcements, updates, events and investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to or amendments of our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and rules of the New York Stock Exchange listing standards. Information contained on our website is not part of this report. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

12 Service Corporation International

PART I

Item 1A. Risk Factors
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
RISKS RELATED TO OUR BUSINESS
Our affiliated trust funds own investments in securities, which are affected by market conditions that are beyond our control.
In connection with our preneed merchandise and service sales and our cemetery property sales, most affiliated trust funds own investments in equity securities, fixed income securities, commingled funds, money market funds, and mutual funds. The fair value of these investments and our earnings and investment gains and losses on these securities and funds are affected by financial market conditions that are beyond our control. Additionally, we may not choose the optimal mix of securities for any particular market condition.
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2019	2018	2017
Preneed funeral merchandise and service trust funds	20.0%	(4.9)%	16.1%
Preneed cemetery merchandise and service trust funds	20.5%	(5.2)%	16.8%
Cemetery perpetual care trust funds	17.0%	(3.0)%	9.5%
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
If the investments in our trust funds experience significant declines in 2020 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2019, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2019, we had unrealized losses of $12.0 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.

FORM 10-K 13

PART I

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on growing our revenue, leveraging our scale, and deploying our capital. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify acquisition candidates and to complete acquisitions, divestitures, or strategic alliances as planned or to successfully integrate acquired businesses and realize expected synergies and strategic benefits could impact our financial performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. These covenants and coverage ratios may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of these covenants could result in a default of our indebtedness. If we breach certain affirmative covenants or any negative covenants contained in our Bank Credit Facility, then, immediately upon notice from the administrative agent, an event of default will have occurred and the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. If we breach any of the other affirmative covenants contained in our Bank Credit Facility, and such breach continues unremedied for 30 days after receipt of notice thereof, then an event of default will have occurred and the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Financial Condition, Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $153.8 million into state-mandated trust accounts as of December 31, 2019. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.

14 Service Corporation International

PART I

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
Where permitted by state law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to us as payment for their preneed contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, and cash flows.
Unfavorable results of litigation could have a material adverse impact on our financial statements.
As discussed in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data, we are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, results of operations, and cash flows.
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

FORM 10-K 15

PART I

Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $328.9 million as of December 31, 2019, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
In the ordinary course of our business, we and our vendors receive and retain certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors, and there is an expectation that we will adequately protect that information. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. New laws and regulations governing data privacy, security, cybersecurity and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors to use or maintain such data in accordance with contractual provisions could result in significant costs, fines, litigation. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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

16 Service Corporation International

PART I

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
In addition to our high level of indebtedness, we also have significant rental and other obligations under our operating and finance leases for funeral service locations, cemetery operating and maintenance equipment, and transportation equipment. These obligations could further increase the risks described above.
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
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 9 in Item 1 of Part 1 of this Form 10-K. The application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.

FORM 10-K 17

PART I

RISKS RELATED TO OUR INDUSTRY
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
If the number of deaths in our markets declines, our cash flows and revenue may decrease. Changes in the number of deaths are not predictable from market to market or over the short term.
If the number of deaths in our markets declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected. Changes in the number of deaths may vary from quarter to quarter and across local markets, and those variations are not predictable. Variations in the death rate and seasonality of deaths throughout each year may also cause revenue to fluctuate between quarters or years.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2019, 56.8% of the comparable services we performed were cremation cases compared to 55.1% and 53.5% performed in 2018 and 2017, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
REGULATORY AND LEGAL RISKS
Regulation and compliance could have a material adverse impact on our financial results.
Our operations are subject to regulation, supervision, and licensing requirements under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to protect consumers. State law regulates preneed sales and imposes licensing requirements. Accordingly, we are subject to audits of preneed sales practices and state trust funds. Our facilities are also subject to stringent health, safety and environmental regulations. In particular, cremation and embalming facilities are subject to stringent health and environmental regulations, compliance with which is burdensome, and there are associated risks of costly and burdensome investigations from regulatory authorities or incidental non-compliance with such regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.

18 Service Corporation International

PART I

In addition, from time to time, governments and agencies propose to amend or add regulations or reinterpret existing regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, require the escheatment of trust funds, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral service locations and cemeteries in the same market. Similarly, more stringent permitting or other environmental regulations, if adopted, could increase our costs. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.
Compliance with laws, regulations, industry standards, and customs concerning burial procedures and the handling and care of human remains is critical to the continued success of our business and any operations we may acquire. Litigation and regulatory proceedings regarding these issues could have a material adverse effect on our financial condition, results of operations, and cash flows.
Cemetery burial practice claims could have a material adverse impact on our financial results.Most of our cemeteries have been operating for decades and, therefore, may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices, including (1) burial practices of a different era that are judged today in hindsight as being outdated and (2) alleged violations of our practices and procedures by one or more of our associates. In addition, since most of our cemeteries were acquired through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations, and cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding properties is set forth in Part I, Item 1. Business.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.

FORM 10-K 19

PART I

Executive Officers of the Company
The following table sets forth as of February 18, 2020, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	54	Chairman of the Board, Chief Executive Officer and President	1999
Sumner J. Waring, III	51	Senior Vice President, Chief Operating Officer	2002
Eric D. Tanzberger	51	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	64	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	58	Senior Vice President, Operations Services	2004
John H. Faulk	44	Senior Vice President, Revenue and Business Development	2010
Steven A. Tidwell	58	Senior Vice President, Sales and Marketing	2010
Tammy R. Moore	52	Vice President and Corporate Controller	2010
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016 and, previously, he had been appointed Chief Executive Officer in February 2005 and President in 2019. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the University of Texas McCombs Business School Advisory Council. Mr. Ryan is a member of the Board of Trust Managers of Weingarten Realty Investors (NYSE: WRI) and the Board of Directors of Chesapeake Energy (NYSE: CHK).
Mr. Waring, Senior Vice President, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's degree in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Board of Trustees of Tabor Academy. He is also a member of the Executive Leadership Team for the Houston chapter of the American Heart Association.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He was also a certified public accountant with Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's degree in business administration from the University of Notre Dame. He serves on the Board of Directors for Junior Achievement of Southeast Texas. Additionally, he is a member of the Board of Trustees for the United Way of Greater Houston and the National Funeral Directors Association Funeral Service Foundation.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. In 2012, his responsibilities were expanded to include Human Resources. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America.  Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a master's degree in business administration from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School, where he graduated Cum Laude.
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including information technology, supply chain, and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with

20 Service Corporation International

PART I

Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves on the Board of Directors of Genesys Works.
Mr. Faulk was named Senior Vice President of Revenue and Business Development in 2018. He joined SCI in March 2010 as Vice President, Business Development, to oversee the Company's strategic growth, including mergers and acquisitions, real estate and construction. His promotion in 2018 expanded his role to include setting direction for the company’s pricing and cemetery development functions. Prior to joining the Company, Mr. Faulk worked for Bain & Company, Inc. where he helped Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a master's degree in business administration from the Darden Graduate School of Business at the University of Virginia and a bachelor's degree in electrical engineering from the University of Virginia.
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral, and cemetery profession for over thirty-seven years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership.
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

FORM 10-K 21

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2019, there were 3,552 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2019, we had 181,184,963 shares outstanding, net of 3,915,826 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. The following graph assumes the total return on $100 invested on December 31, 2014, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”).The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., and Matthews International Corp. Total return data assumes reinvestment of dividends.
TOTAL STOCKHOLDER RETURNS
INDEXED RETURNS
Years Ending
For equity compensation plan information, see Part III of this Form 10-K.
Under our share repurchase program, during the year ended December 31, 2019, we repurchased 2,908,850 shares at an aggregate cost of $129.6 million, which is an average cost per share of $44.55. During the year ended December 31, 2018, we repurchased 7,347,838 shares at an aggregate cost of $277.6 million, which is an average cost per share of $37.78.
In August 2019, our Board of Directors increased our repurchase authorization for up to $400.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $312.0 million at December 31, 2019. As discussed in Item 1A, our Bank Credit Facility contains covenants that may restrict our ability to repurchase our common stock.

22 Service Corporation International

PART II

The following table summarizes our share repurchases during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2019 — October 31, 2019 (1)	127,462	$45.81	117,984	$383,596,893
November 1, 2019 — November 30, 2019	450,332	$43.86	450,332	363,847,346
December 1, 2019 — December 31, 2019	1,154,917	$44.85	1,154,917	312,044,361
	1,732,711		1,723,233
(1) 9,478 shares purchased in October 2019 in connection with the surrender of shares by an associate to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Subsequent to December 31, 2019, we repurchased 475,476 shares for $22.2 million at an average cost per share of $46.69.
Item 6. Selected Financial Data
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2015 through December 31, 2019.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$3,230.8	$3,190.2	$3,095.0	$3,031.1	$2,986.0
Income from continuing operations	$369.8	$447.6	$546.8	$177.3	$235.3
Net income	$369.8	$447.6	$546.8	$177.3	$234.9
Net income attributable to noncontrolling interests	(0.2)	(0.4)	(0.2)	(0.3)	(1.2)
Net income attributable to common stockholders	$369.6	$447.2	$546.7	$177.0	$233.8
Earnings per share:
Income from continuing operations attributable to common stockholders
Basic	$2.03	$2.45	$2.91	$0.92	$1.17
Diluted	$1.99	$2.39	$2.84	$0.90	$1.14
Net income attributable to common stockholders
Basic	$2.03	$2.45	$2.91	$0.92	$1.17
Diluted	$1.99	$2.39	$2.84	$0.90	$1.14
Cash dividends declared per share	$0.72	$0.68	$0.58	$0.51	$0.44
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$13,677.4	$12,693.2	$12,864.5	$12,038.1	$11,676.4
Long-term debt (less current maturities), including finance leases	$3,513.5	$3,532.2	$3,135.3	$3,196.6	$3,037.6
Equity	$1,823.3	$1,641.8	$1,409.4	$1,095.2	$1,189.4
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$628.8	$615.8	$503.4	$489.0	$472.2

FORM 10-K 23

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2019, we operated 1,471 funeral service locations and 482 cemeteries (including 290 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $12.0 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2019. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2017, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 20, 2019.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $628.8 million in 2019. In addition, as of December 31, 2019, we have $671.0 million in excess borrowing capacity under our Bank Credit Facility. As of December 31, 2019, we have $69.8 million in long-term debt current maturities, which primarily consist of current amounts due on the term loan and finance leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2019, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2019 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.78
Interest coverage ratio	3.00 (Min)	5.03
We believe we have the financial strength and flexibility to reward shareholders through share repurchases and dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.

24 Service Corporation International

PART II

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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for scale. In 2019, we increased our growth capital spend on new funeral service locations and expansions of existing locations to expand our footprint into desirable markets and to remain relevant with our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. During 2019, we acquired land that will be developed for future cemetery use in some of our largest markets to remain relevant with our customer. This investment in our future will allow us to continue to create cemetery offerings that appeal to varying preferences in those markets for many years to come.
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.18 per common share at the end of 2019. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The volume and timing of our purchases is determined as we evaluate the opportunity to capture value for our shareholders. Since 2010, we have reduced the number of shares outstanding by 25%. In August 2019, our Board of Directors increased our repurchase authorization to $400.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $312.0 million at December 31, 2019. Subsequent to December 31, 2019, we repurchased 475,476 shares for $22.2 million at an average cost per share of $46.69.
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to make open market debt repurchases when it is opportunistic to do so to manage our debt maturity profile. During 2019, we had an opportunity to reduce our debt by repurchasing $46.5 million of certain senior notes through open market repurchases. We viewed these transactions as strategic and attractive from a valuation perspective.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $628.8 million, and $615.8 million for the years ended December 31, 2019, and 2018, respectively.
Included in operating cash flows are the following:

	Years Ended December 31,
	2019	2018

Legal settlement, net of insurance recoveries	$(6.4)	$—
IRS tax settlement (1)	$—	$5.6

(1)	See discussion regarding the IRS tax settlement in Note 5 in Part II, Item 8. Financial Statements.
Excluding the above items, cash flow from operations increased $25.0 million for 2019 versus 2018. The 2019 increase over 2018 comprises:

•	a $96.0 million increase in cash receipts from customers, and

•	a $15.4 million increase in General Agency (GA) and other receipts; partially offset by

FORM 10-K 25

PART II

•	a $26.7 million increase in net trust deposits,

•	a $22.7 million increase in employee compensation,

•	a $17.7 million increase in vendor and other payments.

•	a $10.8 million increase in cash interest payments, and

•	a $8.5 million increase in cash tax payments,
Investing Activities
Cash flows from investing activities used $278.5 million, and $414.6 million, in 2019, and 2018, respectively. The $136.1 million decrease from 2019 over 2018 is primarily due to the following:

•	a $120.6 million decrease in cash spent on business acquisitions,

•	a $39.8 million increase in cash receipts from divestitures and asset sales

•	a $14.9 million decrease primarily for the purchase of corporate land, and

•	a $0.9 million decrease in payments for Company-owned life insurance policies, net of proceeds, partially offset by

•	a $32.8 million increase in cash spent on real estate acquisitions for cemetery development,

•	a $4.4 million increase in capital expenditures, primarily due to construction of new funeral homes, and

•	a $2.9 million decrease in proceeds from sale of other investments.
Financing Activities
Financing activities used $319.1 million in 2019 compared to using $329.2 million in 2018. The $10.1 million decrease from 2019 over 2018 is primarily due to:

•	a $162.3 million increase in debt payments, net of proceeds, and

•	a $7.6 million increase in payments of dividends; partially offset by

•	a $148.0 million decrease in purchase of Company common stock,

•	a $16.4 million increase in proceeds from exercises of stock options, and

•	a $15.6 million change in bank overdrafts and acquisition related financing.
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

26 Service Corporation International

PART II

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2019.

	Payments Due by Period
Contractual Obligations	2020	2021-2022	2023-2024	Thereafter	Total
		(In millions)
Debt maturities (including finance leases)(1) (2) (3)	$73.9	$305.3	$1,729.0	$1,504.4	$3,612.6
Interest obligation on long-term debt(4)	169.5	320.9	262.4	274.8	1,027.6
Operating lease agreements(5)	11.1	19.0	11.8	40.3	82.2
Employment and management, consulting, and non-competition agreements(6)	8.2	10.4	4.8	4.8	28.2
Benefit cost obligation(7)	2.7	4.7	4.0	8.4	19.8
Firm purchase agreement(8)	7.0	1.2	—	—	8.2
Total contractual obligations	$272.4	$661.5	$2,012.0	$1,832.7	$4,778.6

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

(2)	Excludes non-cash net premiums and original issuance discounts recorded on the debt. The unamortized balance of the net premiums and original issuance discounts at December 31, 2019 is $5.6 million.

(3)	Excludes non-cash debt issuance costs on the debt. The unamortized balance of debt issuance costs at December 31, 2019 is $34.9 million.

(4)
Approximately 69% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 6 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our future interest obligations.

(5)
Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.

(6)
We have entered into employment and management, consulting, and non-competition agreements that require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and associates and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to these agreements.

(7)	See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data for discussion of our pension plans.

(8)	We have entered into a purchase commitment for certain merchandise for resale. The agreement is through 2021 and includes annual minimum volume purchase commitments.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2019.

	Expiration by Period
Commercial and Contingent Obligations	2020	2021-2022	2023-2024	Thereafter	Total
		(In millions)
Surety obligations(1)	$153.8	$—	$—	$—	$153.8
Long-term obligations related to uncertain tax positions(2)	2.0	—	—	—	2.0
Letters of credit(3)	34.0	—	—	—	34.0
Total commercial and contingent obligations	$189.8	$—	$—	$—	$189.8

(1)
Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.

(2)
We have recorded a liability for unrecognized tax benefits and related interest and penalties of $2.0 million as of December 31, 2019. See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our uncertain tax positions.

FORM 10-K 27

PART II

(3)
We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2019, $34.0 million of our letters of credit were supported by our Bank Credit Facility, which expires in May 2024.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2019, we had unrealized losses of $12.0 million in the various trusts within these states.
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

	Years Ended December 31,
	2019	2018
	(In millions)
Preneed funeral	$94.6	$106.9
Preneed cemetery:
Merchandise and services	147.6	137.9
Pre-construction	20.3	15.4
Bonds supporting preneed funeral and cemetery obligations	262.5	260.2
Bonds supporting preneed business permits	5.5	4.2
Other bonds	19.7	18.9
Total surety bonds outstanding	$287.7	$283.3
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $262.5 million in bonds supporting preneed funeral and cemetery obligations differs from the $153.8 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2019, 2018, and 2017, we had $24.2 million, $23.4 million, and $22.6 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

28 Service Corporation International

PART II

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
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$568.8	$538.9
Sales production (number of contracts) (1)	99,310	92,858
General agency revenue	$139.7	$134.1
Maturities	$347.5	$342.5
Maturities (number of contracts)	58,773	58,232

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

FORM 10-K 29

PART II

The tables below detail our results of preneed production and maturities, excluding insurance contracts, for years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$379.7	$354.6
Sales production (number of contracts)	102,176	95,768
Maturities	$289.2	$288.4
Maturities (number of contracts)	72,523	71,617
Cemetery:
Sales production:
Preneed	$908.9	$892.0
Atneed	327.0	322.0
Total sales production	$1,235.9	$1,214.0
Sales production deferred to backlog:
Preneed	$397.8	$421.1
Atneed	241.4	238.1
Total sales production deferred to backlog	$639.2	$659.2
Revenue recognized from backlog:
Preneed	$310.2	$338.8
Atneed	237.6	236.7
Total revenue recognized from backlog	$547.8	$575.5
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2019 and 2018. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2019 and 2018. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

30 Service Corporation International

PART II

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

	December 31, 2019		December 31, 2018
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.47	$1.47	$1.42	$1.42
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	0.58	0.58	0.57	0.57
Deferred receipts held in trust	3.84	3.54	3.37	3.47
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.24)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.62	5.34	5.12	5.21
Backlog of insurance-funded revenue (1)	6.37	6.37	5.97	5.97
Total backlog of deferred revenue	$11.99	$11.71	$11.09	$11.18

Preneed receivables, net and trust investments	$4.79	$4.49	$4.27	$4.37
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	0.58	0.58	0.57	0.57
Allowance for cancellation on trust investments	(0.27)	(0.25)	(0.24)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.10	4.82	4.60	4.69
Insurance policies associated with insurance-funded deferred revenue (2)	6.37	6.37	5.97	5.97
Total assets associated with backlog of preneed revenue	$11.47	$11.19	$10.57	$10.66

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

(2)	Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of December 31, 2019, the difference between the backlog and asset market amounts represents $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.07 billion collected from customers that were not required to be deposited into trusts, and $0.22 billion in allowable cash distributions from trust assets. As of December 31, 2019, the fair value of the total backlog comprised $3.17 billion related to cemetery contracts and $8.82 billion related to funeral contracts. As of December 31, 2019, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.93 billion related to cemetery contracts and $2.17 billion related to funeral contracts.
Trust Investments
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future at the prices that were guaranteed at the time of sale.Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus generally remains in the trust in perpetuity and the earnings or elected distributions are withdrawn as allowed to defray the expense to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the earnings that are distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.

FORM 10-K 31

PART II

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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of December 31, 2019, the asset allocation is almost evenly split between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of December 31, 2019 approximately 88% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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

32 Service Corporation International

PART II

Canadian government fixed income securities are investments in Canadian federal and provincial government instruments. In many cases, regulatory restrictions mandate that the funds from the sales of preneed funeral and cemetery contracts sold in certain Canadian jurisdictions must be invested in these instruments.
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2019, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the year ended December 31, 2019, the Standard and Poor’s 500 Index increased 31.5% and the Barclay’s Aggregate Index increased 8.7%. This compares to the SCI trusts that increased 19.2% during the same year-end period, which have a diversified allocation of approximately 55% equities, 30% fixed income securities, 10% alternative and other investments with remaining 5% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2019 and 2018
Management Summary
In 2019, we reported consolidated net income attributable to common stockholders of $369.6 million ($1.99 per diluted share) compared to net income attributable to common stockholders in 2018 of $447.2 million ($2.39 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2019	2018
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$32.9	$15.9
Pre-tax losses on early extinguishment of debt, net	$(16.6)	$(10.1)
Pre-tax legal settlements	$(6.4)	$—
Tax effect from special items	$(4.1)	$(1.6)
Change in uncertain tax reserves and other (1)	$10.9	$107.8

(1)	See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.

FORM 10-K 33

PART II

In addition to the above items, the 2019 growth can be attributed to higher expenses in the prior year for our long-term incentive compensation plan that is tied to increases in total shareholder return. Increased interest expense related to refinancing activities were offset by the favorable impact from a lower share count in 2019. We also had a favorable tax rate compared to the prior year.
Funeral Results

	Years Ended December 31,
	2019	2018
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,923.9	$1,898.0
Less: revenue associated with acquisitions/new construction	42.1	16.3
Less: revenue associated with divestitures	4.6	12.1
Comparable(1) funeral revenue	1,877.2	1,869.6
Less: comparable recognized preneed revenue	137.0	124.3
Less: comparable general agency and other revenue	128.1	123.6
Adjusted comparable funeral revenue	$1,612.1	$1,621.7
Comparable services performed	307,702	307,865
Comparable average revenue per service(2)	$5,239	$5,268

Consolidated funeral gross profit	$372.6	$369.6
Less: gross profit associated with acquisitions/new construction	3.3	—
Less: gross losses associated with divestitures	(1.9)	(3.4)
Comparable(1) funeral gross profit	$371.2	$373.0

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2018 and ending December 31, 2019.

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

Funeral Revenue
Consolidated revenue from funeral operations was $1,923.9 million for the year ended December 31, 2019, compared to $1,898.0 million for the same period in 2018. This increase is primarily attributable to the $25.8 million increase in revenue contributed by acquired and newly constructed properties and the $7.6 million increase in comparable revenue as described below, partially offset by the loss of $7.5 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,877.2 million for the year ended December 31, 2019 compared to $1,869.6 million for the same period in 2018. This increase was primarily attributable to the $12.7 million increase in recognized preneed revenue and a $4.8 million increase in comparable general agency revenue. These increases helped mitigate against flat comparable services performed and a slight decline in the average revenue per funeral service compared to the prior year.
Average revenue per funeral service decreased 0.6% for the year ended December 31, 2019 compared to the same period in 2018. Organic growth at the customer level of 1.6% was largely offset by the increase in our cremation mix. Our total comparable cremation rate increased to 56.8% in 2019 from 55.1% in 2018 as a result of an increase in both direct cremations and cremations with service.

34 Service Corporation International

PART II

Funeral Gross Profit
Consolidated funeral gross profit increased $3.0 million, or 0.8%, in 2019 compared to 2018. This increase is primarily attributable to a $3.3 million increase in gross profit contributed by acquired and newly constructed properties and a $1.5 million increase in gross profit contributed by properties that have been subsequently divested, partially offset by a decrease in comparable funeral gross profit of $1.8 million. Comparable funeral gross profit decreased $1.8 million to $371.2 million and the gross profit percentage decreased 20 basis points to 19.8% primarily as a result of the revenue increases described above that were more than offset by investments in our preneed sales program in support of growing our backlog to secure future revenue.
Cemetery Results

	Years Ended December 31,
	2019	2018
	(In millions)
Consolidated cemetery revenue	$1,306.9	$1,292.2
Less: revenue associated with acquisitions	20.5	11.2
Less: revenue associated with divestitures	1.4	2.3
Comparable(1) cemetery revenue	$1,285.0	$1,278.7

Consolidated cemetery gross profit	$387.9	$390.7
Less: gross profit associated with acquisitions	1.8	2.5
Less: gross profit associated with divestitures	0.3	0.2
Comparable(1) cemetery gross profit	$385.8	$388.0

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2018 and ending December 31, 2019.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $14.7 million, or 1.1%, in 2019 compared to 2018 primarily attributable to the $9.3 million in revenue contributed by acquired properties and $6.3 million increase in comparable revenue. The comparable revenue growth over the prior year is due to increased recognized preneed property revenue from sales into existing developed cemetery property projects and higher other revenue (primarily endowment care trust fund income) partially offset by lower recognized preneed merchandise revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $2.8 million, or 0.7%, in 2019 compared to 2018 which is primarily attributable to the decrease in comparable gross profit of $2.2 million, or 0.6%. Comparable cemetery gross profit decreased $2.2 million to $385.8 million and the gross profit percentage decreased 30 basis points to 30.0% driven by the increase in revenue described above more than offset by expected increases in our maintenance and field administrative expenses.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate General and administrative expenses were $126.9 million in 2019 compared to $145.6 million in 2018. Excluding a $6.4 million legal settlement in 2019, corporate general and administrative expenses, decreased $25.1 million in 2019 compared to 2018 due to lower pension termination costs, long-term incentive compensation, and self-insurance reserves.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $32.9 million and a $15.9 million net pre-tax gain on asset divestitures and impairments in 2019 and 2018, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada, partially offset by impairment losses.

FORM 10-K 35

PART II

Interest Expense
Interest expense increased $4.2 million to $185.8 million in 2019 compared to $181.6 million in 2018 due to interest on the new 2029 notes partially offset by the payoff of 2020 and 2022, purchases of our 2027 senior notes, and lower balances on the credit facility.
Losses on Early Extinguishment of Debt, Net
During 2019, we made aggregate debt payments of $1.2 billion for scheduled and early extinguishment payments. During 2018, we made aggregate debt payments of $293.7 million for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of losses of $16,6 million and $10.1 million in 2019 and 2018, respectively, recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
Provision for Income Taxes
The 2019 consolidated effective tax rate was a tax expense of 20.4%, compared to a tax benefit of 1.3% in 2018. The effective tax rate for the twelve months ended December 31, 2019 was lower than the federal statutory tax rate of 21% primarily due to the reduction in tax liability as a result of the expiration of statute of limitations and higher excess tax benefits on the increased exercises of stock options, The effective tax rate for the twelve months ended December 31, 2018 was lower than the federal statutory tax rate of 21% primarily due to the reduction in uncertain tax positions as a result of the expiration of statutes of limitations. For further information on the impacts of the Tax Act, see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 185.5 million in 2019, compared to 187.0 million in 2018, The decrease in all years primarily reflects the impact of shares repurchased under our share repurchase program.
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

36 Service Corporation International

PART II

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
For more information related to intangible assets, see Notes 2 and 4 in Part II, Item 8. Financial Statements and Supplementary Data.
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments.

FORM 10-K 37

PART II

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

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified as Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For more information related to our fair value measurements, see Notes 2, 3, and 7 in Part II, Item 8. Financial Statements and Supplementary Data.
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

38 Service Corporation International

PART II

As of December 31, 2019, foreign withholding taxes have not been provided on the estimated $259.8 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S.  However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $13.4 million.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. The federal statutes of limitations have expired for all tax years prior to 2016 and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2017. There are currently no federal or provincial audits in Canada; however years subsequent to 2014 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.
Retirement plans. Certain retirement plans are frozen with no benefits accruing to participants except interest. Benefit costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic benefit cost were 4.15% and 3.26% as of December 31, 2019 and 2018, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data for more information.
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
As of December 31, 2019 reported losses for workers' compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2019 were approximately $609.8 million over 28.7 years. The selected fully developed ultimate settlement value estimated was $674.3 million for the same period. Paid losses were $590.0 million indicating a reserve requirement of $84.3 million.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.

FORM 10-K 39

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Cost and market values as of December 31, 2019 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2019 and 2018, approximately 69% and 66%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.72% and 4.99%, respectively. A hypothetical 10% increase in interest rates associated with our floating rate debt would increase our interest expense by $3.5 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2019 and 2018, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $3.3 million and $5.0 million for the years ended December 31, 2019 and 2018, respectively.
At December 31, 2019, approximately 5% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. Approximately 4% of our stockholders’ equity and debt and 10% of our operating income was denominated in foreign currencies, primarily the Canadian dollar, at December 31, 2018. We do not have an investment in foreign operations considered to be in highly inflationary economies.

40 Service Corporation International

PART II

Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.

FORM 10-K 41

PART II

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

42 Service Corporation International

PART II

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.86 billion as of December 31, 2019, and the goodwill associated with the funeral reporting unit was $1.54 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the funeral reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit under the income approach. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s cash flow projections and significant assumptions, including revenue growth rates (over a seven year period (“discrete years”) and terminal year) and ratio of expenses to revenue. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment of the funeral reporting unit, including controls over the valuation assertion. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management, including the revenue growth rates (discrete years and terminal year) and ratio of expenses to revenue. Evaluating management’s assumptions related to the revenue growth rates (discrete years and terminal year) and the ratio of expenses to revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with forecasts per industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and significant assumptions, including the terminal year revenue growth rate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 18, 2020
We have served as the Company’s auditor since 1993.

FORM 10-K 43

PART II

Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$1,610,158	$1,584,242	$1,525,747
Service revenue	1,379,001	1,374,380	1,356,665
Other revenue	241,626	231,552	212,619
Total revenue	3,230,785	3,190,174	3,095,031
Costs of revenue
Cost of property and merchandise	(829,158)	(811,574)	(794,725)
Cost of service	(769,119)	(752,488)	(729,204)
Overhead and other expenses	(871,928)	(865,790)	(848,323)
Costs of revenue	(2,470,205)	(2,429,852)	(2,372,252)
Gross profit	760,580	760,322	722,779
Corporate general and administrative expenses	(126,886)	(145,596)	(158,651)
Gains on divestitures and impairment charges, net	32,919	15,933	7,015
Operating income	666,613	630,659	571,143
Interest expense	(185,843)	(181,556)	(169,125)
Losses on early extinguishment of debt, net	(16,637)	(10,131)	(274)
Other income (expense), net	299	2,760	(1,486)
Income before income taxes	464,432	441,732	400,258
(Provision for) benefit from income taxes	(94,661)	5,826	146,589
Net income	369,771	447,558	546,847
Net income attributable to noncontrolling interests	(175)	(350)	(184)
Net income attributable to common stockholders	$369,596	$447,208	$546,663
Basic earnings per share:
Net income attributable to common stockholders	$2.03	$2.45	$2.91
Basic weighted average number of shares	182,246	182,447	187,630
Diluted earnings per share:
Net income attributable to common stockholders	$1.99	$2.39	$2.84
Diluted weighted average number of shares	185,523	186,972	192,246
(See notes to consolidated financial statements)

44 Service Corporation International

PART II

Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$369,771	$447,558	$546,847
Other comprehensive income:
Foreign currency translation adjustments	16,470	(28,478)	25,462
Total comprehensive income	386,241	419,080	572,309
Total comprehensive income attributable to noncontrolling interests	(176)	(191)	(195)
Total comprehensive income attributable to common stockholders	$386,065	$418,889	$572,114
(See notes to consolidated financial statements)

FORM 10-K 45

PART II

Service Corporation International
Consolidated Balance Sheet

	December 31,
	2019	2018
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$186,276	$198,850
Receivables, net	81,671	73,825
Inventories	25,118	24,950
Other	80,488	33,607
Total current assets	373,553	331,232
Preneed receivables, net and trust investments	4,789,562	4,271,392
Cemetery property	1,873,602	1,837,464
Property and equipment, net	2,065,433	1,977,364
Goodwill	1,864,223	1,863,842
Deferred charges and other assets	1,029,908	934,151
Cemetery perpetual care trust investments	1,681,149	1,477,798
Total assets	$13,677,430	$12,693,243

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$478,545	$479,768
Current maturities of long-term debt	69,821	69,896
Income taxes payable	8,353	5,936
Total current liabilities	556,719	555,600
Long-term debt	3,513,530	3,532,182
Deferred revenue, net	1,467,103	1,418,814
Deferred tax liability	421,482	404,627
Other liabilities	378,074	297,302
Deferred receipts held in trust	3,839,376	3,371,738
Care trusts’ corpus	1,677,891	1,471,165
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 185,100,789 and 184,720,582 shares issued, respectively, and 181,184,963 and 181,470,582 shares outstanding, respectively	181,185	181,471
Capital in excess of par value	1,010,361	972,710
Retained earnings	601,903	474,327
Accumulated other comprehensive income	29,864	13,395
Total common stockholders’ equity	1,823,313	1,641,903
Noncontrolling interests	(58)	(88)
Total equity	1,823,255	1,641,815
Total liabilities and equity	$13,677,430	$12,693,243
(See notes to consolidated financial statements)

46 Service Corporation International

PART II

Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Cash flows from operating activities:
Net income	$369,771	$447,558	$546,847
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	16,637	10,131	274
Depreciation and amortization	151,000	153,650	153,141
Amortization of intangibles	25,649	26,195	27,650
Amortization of cemetery property	70,330	68,640	68,102
Amortization of loan costs	5,681	6,059	5,859
Provision for doubtful accounts	9,146	8,372	9,980
Provision for (benefits from) deferred income taxes	23,030	(41,479)	(317,838)
Gains on divestitures and impairment charges, net	(32,919)	(15,933)	(7,015)
Gain on sale of investments	—	(2,636)	—
Share-based compensation	15,029	15,626	14,788
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase (decrease) in receivables	(12,711)	8,052	(9,740)
Increase in other assets	(23,018)	(4,814)	(14,353)
Increase (decrease) in payables and other liabilities	1,788	(16,699)	81,763
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(16,144)	(55,607)	(63,994)
Increase in deferred revenue, net	67,792	28,005	31,182
Decrease in deferred receipts held in trust	(42,306)	(19,290)	(23,274)
Net cash provided by operating activities	628,755	615,830	503,372
Cash flows from investing activities:
Capital expenditures	(239,957)	(235,545)	(214,501)
Business acquisitions, net of cash acquired	(55,644)	(176,252)	(64,652)
Real estate acquisitions	(51,373)	(18,572)	(11,519)
Proceeds from divestitures and sales of property and equipment	77,074	37,309	52,381
Proceeds from sale of investments	—	2,900	—
Payments for Company-owned life insurance policies	(9,026)	(14,760)	(7,360)
Proceeds from Company-owned life insurance policies	—	4,824	2,592
Purchase of corporate land and other	415	(14,525)	175
Net cash used in investing activities	(278,511)	(414,621)	(242,884)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,149,263	396,349	1,787,500
Debt issuance costs	(15,539)	—	(12,939)
Scheduled payments of debt	(25,471)	(34,134)	(468,973)
Early payments of debt	(1,164,978)	(259,590)	(1,117,512)
Principal payments on finance leases	(42,627)	(39,686)	(51,106)
Proceeds from exercise of stock options	40,922	24,517	33,611
Purchase of Company common stock	(129,589)	(277,611)	(199,637)
Payments of dividends	(131,402)	(123,849)	(108,750)
Purchase of noncontrolling interest	—	—	(4,580)
Bank overdrafts and other	328	(15,177)	5,959
Net cash used in financing activities	(319,093)	(329,181)	(136,427)
Effect of foreign currency	3,885	(5,045)	5,034
Net (decrease) increase in cash, cash equivalents, and restricted cash	35,036	(133,017)	129,095
Cash, cash equivalents, and restricted cash at beginning of period	207,584	340,601	211,506
Cash, cash equivalents, and restricted cash at end of period	$242,620	$207,584	$340,601
(See notes to consolidated financial statements)

FORM 10-K 47

PART II

Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2016	$195,403	$(5,998)	$990,203	$(103,387)	$16,492	$2,534	$1,095,247
Comprehensive income	—	—	—	546,663	25,451	195	572,309
Dividends declared on common stock ($.58 per share)	—	—	(37,011)	(71,739)	—	—	(108,750)
Stock option exercises	2,759	—	30,852	—	—	—	33,611
Restricted stock awards, net of forfeitures	209	(2)	(207)	—	—	—	—
Employee share-based compensation earned	—	—	14,788	—	—	—	14,788
Purchase of Company common stock	—	(6,211)	(32,253)	(161,173)	—	—	(199,637)
Purchase of noncontrolling interest	—	—	(2,258)	—	—	(2,322)	(4,580)
Noncontrolling interest payments	—	—	—	—	—	(360)	(360)
Retirement of treasury shares	(6,890)	6,890	—	—	—	—	—
Other	455	—	6,354	—	—	—	6,809
Balance at December 31, 2017	$191,936	$(5,321)	$970,468	$210,364	$41,943	$47	$1,409,437

Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	447,208	(28,319)	191	419,080
Dividends declared on common stock ($.68 per share)	—	—	—	(123,849)	—	—	(123,849)
Stock option exercises	1,802	—	22,715	—	—	—	24,517
Restricted stock awards, net of forfeitures	178	—	(178)	—	—	—	—
Employee share-based compensation earned	—	—	15,626	—	—	—	15,626
Purchase of Company common stock	—	(7,348)	(38,404)	(231,859)	—	—	(277,611)
Noncontrolling interest payments	—	—	—	—	—	(326)	(326)
Retirement of treasury shares	(9,419)	9,419	—	—	—	—	—
Other	224	—	2,483	2	—	—	2,709
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815

Comprehensive income	—	—	—	369,596	16,469	176	386,241
Dividends declared on common stock ($.72 per share)	—	—	—	(131,402)	—	—	(131,402)
Stock option exercises	2,394	—	38,528	—	—	—	40,922
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Employee share-based compensation earned	—	—	15,029	—	—	—	15,029
Purchase of Company common stock	—	(2,909)	(16,062)	(110,618)	—	—	(129,589)
Noncontrolling interest payments	—	—	—	—	—	(146)	(146)
Retirement of treasury shares	(2,243)	2,243	—	—	—	—	—
Other	103	—	282	—	—	—	385
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255

(See notes to consolidated financial statements)

48 Service Corporation International

PART II

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
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows except as described below under "Accounting Standards Adopted in 2019".
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

FORM 10-K 49

PART II

The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$186,276	$198,850
Restricted cash(1):
Included in Other current assets	54,293	7,007
Included in Deferred charges and other assets	2,051	1,727
Total restricted cash	56,344	8,734
Total cash, cash equivalents, and restricted cash	$242,620	$207,584

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Accounts Receivable and Allowance for Doubtful Accounts
Our trade receivables primarily consist of amounts due for funeral services already performed. We provide various allowances and cancellation reserves for our receivables. These allowances are based on an analysis of historical trends of collection and cancellation activity. Atneed receivables are considered past due after thirty days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is one hundred eighty days delinquent, at which time it is fully reserved and sent to a collection agency. These estimates are impacted by a number of factors, including changes in the economy, and demographic or competitive changes in our areas of operation.
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $70.3 million, $68.6 million, and $68.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years, and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $151.0 million, $153.7 million, and $153.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. These changes in useful life, which were made prospectively, reduced depreciation expense by $12.1 million ($0.07 per basic and diluted share) in 2019 and $4.3 million ($0.02 per basic and diluted share) in 2018. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have operating and finance leases. Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. Our finance leases primarily include transportation equipment but also include real estate and office equipment. Lease terms related to real estate generally range from one year to forty years  with options to renew at varying terms. Lease terms related to office and transportation equipment generally range from one year to nine years with options to renew at varying terms.
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

50 Service Corporation International

PART II

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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represent 70% of our total lease liability as of December 31, 2019 and which are all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To establish the incremental borrowing rate we utilize the yield to worst of our publicly traded debt securities, adjusted for the appropriate duration. A final additional adjustment is then applied based on our credit quality spread to notch the rate to secured. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.75% discount rate, revenue growth rates ranging from 1.0% to 3.7% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 1.0% and 2.4% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue ranging from 72.2% to 80.0% and growth rates for other assumptions in our model ranging from 1.0% to 3.7%. Fair

FORM 10-K 51

PART II

value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2019 or 2018. For more information related to goodwill, see Note 4.
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
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No interim intangible impairment reviews were required in 2019 or 2018.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in fulfillment of performance obligations on our contracts. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two years to eighty-nine years. For more information related to intangible assets, see Note 4.
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

52 Service Corporation International

PART II

Valuation policies and procedures are determined by our Trust Services department, which reports to our Chief Financial Officer. Additionally, valuations are reviewed quarterly by the Investment Committee of the Board of Directors.
We assess our investments in fixed income instruments for other-than-temporary declines in fair value on a quarterly basis. Prior to our adoption of the new guidance on financial instruments discussed below in "Accounting Standards Adopted in 2019", we also assessed our investments in equity instruments for other-than temporary declines in fair value on a quarterly basis. Impairment charges resulting from these assessments are recognized as investment losses in Other income (expense), net. These investment losses, if any, are offset by the corresponding reclassification in Other income (expense), net, related to Deferred receipts held in trust, for the years ended December 31, 2019 and 2018. We recorded no impairment charge for other-than-temporary declines in fair value related to fixed income investments for the years ended December 31, 2019 and 2018.
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 2.2 million, 9.4 million, and 6.9 million shares of common stock held in our treasury in 2019, 2018, and 2017, respectively. These retired treasury shares were changed to authorized but unissued status.
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

FORM 10-K 53

PART II

We also sell travel protection as an agent of a third party. Travel protection is a service that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family. We do not provide travel protection services, and we are not primarily obligated to provide such services under these arrangements. Therefore, we record revenues, net of amounts due to the third-party, at the time of sale.
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
If a preneed contract is canceled prior to delivery, state or provincial law determines the amount of the refund owed to the customer, if any, including the amount of the attributed investment earnings. Upon cancellation, we receive the amount of principal deposited to the trust and previously undistributed net investment earnings and, where required, issue a refund to the customer. In addition, we are entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a preneed contract. We recognize these retained funds, if any, and the attributed investment earnings (net of any investment earnings payable to the customer) as revenue in the Consolidated Statement of Operations. In certain jurisdictions, we may be obligated to fund any shortfall if the amount refundable to the customer exceeds the funds in trust.
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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2019 and 2018, we recognized $174.7 million and $180.1 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.

54 Service Corporation International

PART II

The components of Cost of revenue in our Consolidated Statement of Operations are:

•
Cost of property and merchandise, which includes cemetery property amortization, the direct cost of merchandise, labor-related costs for merchandise handling and delivery, cemetery maintenance expenses and depreciation, and selling costs;

•
Cost of services, which includes the direct cost of providing the services (including labor-related costs), cemetery maintenance expenses and depreciation, vehicle operating costs and depreciation, and selling costs; and

•	Overhead and other expenses, which includes labor-related costs, facility expenses and depreciation, and other general and administrative expenses incurred in our funeral and cemetery operations.
Corporate general and administrative expenses include labor-related costs, corporate asset depreciation and amortization, public company costs, and other general and administrative expenses incurred by our corporate functions.
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2019, 2018, and 2017 was $139.7 million, $134.1 million, and $121.0 million, respectively.
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

FORM 10-K 55

PART II

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
We adopted the new guidance on January 1, 2019 using the modified retrospective transition method. As a result of the adoption, we recorded:

•	a $0.7 million reclass from Other current assets to Accounts payable and accrued liabilities for prepaid operating lease expenses,

•	a $2.7 million reclass from Accounts payable and accrued liabilities to Deferred charges and other assets for accrued operating lease expenses,

•	a $62.6 million increase to Deferred charges and other assets for operating lease right-of-use assets, and

•	a $9.4 million and $53.2 million increase to Accounts payable and accrued liabilities and Other liabilities, respectively, for operating lease liabilities.
The modified retrospective transition method includes a number of optional practical expedients and accounting policy elections:

1.	We elected a package of practical expedients to not reassess:

•	whether a contract is or contains a lease,

•	lease classification, or

•	initial direct costs.

2.	We did not elect a practical expedient to use hindsight when determining lease term.

3.	We elected the short-term lease recognition exemption.

4.	The remaining practical expedients do not apply or do not have a material impact.

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
Our current operating lease portfolio is primarily composed of real estate and equipment. As a result of the adoption, we recognized ROU assets and lease liabilities related to substantially all operating lease arrangements. The adoption of "Leases" did not have an impact on our consolidated results of operations or cash flows. We made the required enhanced lease-related disclosures above and in Note 8 of this Form 10-K.
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

56 Service Corporation International

PART II

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
During 2019, we evaluated the potential changes from adopting the new standard on our future reporting and disclosures. We made changes to our methodology, data/input gathering, and validation to accommodate recognition and disclosure requirements under the new standard. Finally, we identified and designed additional controls around new processes resulting from the new standard. The new standard is effective for us in the first quarter of 2020 and we will adopt it using a modified retrospective approach, except for investments in debt securities, which will utilize a prospective approach. We are still evaluating the impact of the new standard on our consolidated results of operations, consolidated financial position, and cash flows.
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new standard is effective for us in the first quarter of 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for us with our quarterly filing for the period ended March 31, 2020, and we will make the required disclosure changes in that filing. Adoption will not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Retirement Plans
In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For us, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for us with our annual filing for the year ended December 31, 2020, and we will make the required disclosure changes in that filing. Adoption will not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

FORM 10-K 57

PART II

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Preneed funeral receivables	$130,971	$107,612
Preneed cemetery receivables	922,171	883,432
Preneed receivables from customers	1,053,142	991,044
Unearned finance charge	(50,570)	(44,981)
Allowance for cancellation	(55,340)	(48,380)
Preneed receivables, net	947,232	897,683

Trust investments, at market	5,258,319	4,585,720
Insurance-backed fixed income securities and other	265,160	265,787
Trust investments	5,523,479	4,851,507
Less: Cemetery perpetual care trust investments	(1,681,149)	(1,477,798)
Preneed trust investments	3,842,330	3,373,709

Preneed receivables, net and trust investments	$4,789,562	$4,271,392

58 Service Corporation International

PART II

The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Deposits	$421,460	$393,523	$371,234
Withdrawals	$435,344	$432,822	$415,283
Purchases of securities	$1,596,698	$1,540,093	$2,057,348
Sales of securities	$1,495,733	$1,564,968	$1,999,918
Realized gains from sales of securities(1)	$241,661	$305,595	$256,413
Realized losses from sales of securities(1)	$(121,272)	$(77,996)	$(76,963)

(1)
All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus.

The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$4,271,392	$4,778,842	$4,305,165
Net preneed contract sales	1,372,705	1,325,134	1,257,288
Cash receipts from customers, net of refunds	(1,280,468)	(1,185,717)	(1,109,380)
Deposits to trust	372,644	347,601	328,241
Acquisitions of businesses, net	11,751	134,729	8,153
Net undistributed investment earnings (losses) (1)	489,577	(191,611)	384,512
Maturities and distributed earnings	(442,507)	(433,036)	(411,452)
Change in cancellation allowance	(2,006)	62,131	(528)
Change in amounts due on unfulfilled performance obligations	(10,223)	(546,554)	—
Effect of foreign currency and other	6,697	(20,127)	16,843
Ending balance - Preneed receivables, net and trust investments	$4,789,562	$4,271,392	$4,778,842

(1)	Includes both realized and unrealized investment earnings (losses).

FORM 10-K 59

PART II

The cost and market values associated with trust investments recorded at market value at December 31, 2019 and 2018 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2019
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,728	$752	$(130)	$50,350
Canadian government	2	41,093	76	(850)	40,319
Corporate	2	9,694	28	(172)	9,550
Residential mortgage-backed	2	3,210	59	(1)	3,268
Asset-backed	2	129	3	(4)	128
Equity securities:
Preferred stock	2	6,338	804	(115)	7,027
Common stock:
United States	1	1,349,828	303,766	(36,507)	1,617,087
Canada	1	43,866	12,369	(2,075)	54,160
Other international	1	95,257	18,227	(522)	112,962
Mutual funds:
Equity	1	746,581	31,511	(54,020)	724,072
Fixed income	1	1,247,930	16,424	(32,587)	1,231,767
Other	3	7,034	1,184	—	8,218
Trust investments, at fair value		3,600,688	385,203	(126,983)	3,858,908
Commingled funds
Fixed income		444,744	5,077	(1,731)	448,090
Equity		249,980	47,631	—	297,611
Money market funds		397,461	—	—	397,461
Private equity		176,388	80,283	(422)	256,249
Trust investments, at net asset value		1,268,573	132,991	(2,153)	1,399,411
Trust investments, at market		$4,869,261	$518,194	$(129,136)	$5,258,319

60 Service Corporation International

PART II

		December 31, 2018
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,187	$153	$(448)	$48,892
Canadian government	2	56,343	23	(1,797)	54,569
Corporate	2	19,869	13	(516)	19,366
Residential mortgage-backed	2	3,611	10	(50)	3,571
Asset-backed	2	142	2	(11)	133
Equity securities:
Preferred stock	2	9,058	180	(412)	8,826
Common stock:
United States	1	1,236,513	149,233	(138,141)	1,247,605
Canada	1	34,821	9,082	(3,026)	40,877
Other international	1	77,676	6,057	(10,275)	73,458
Mutual funds:
Equity	1	760,887	7,104	(151,853)	616,138
Fixed income	1	1,180,325	800	(89,179)	1,091,946
Other	3	6,548	3,210	(3)	9,755
Trust investments, at fair value		3,434,980	175,867	(395,711)	3,215,136
Commingled funds
Fixed income		419,206	2,419	(18,981)	402,644
Equity		205,789	19,567	(11,723)	213,633
Money market funds		466,429	—	—	466,429
Private equity		215,618	72,897	(637)	287,878
Trust investments, at net asset value		1,307,042	94,883	(31,341)	1,370,584
Trust investments, at market		$4,742,022	$270,750	$(427,052)	$4,585,720

As of December 31, 2019, our unfunded commitment for our private equity investments was $134.9 million which, if called, would be funded by the assets of the trusts.

FORM 10-K 61

PART II

The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Fair value, beginning balance at January 1	$9,755	$9,067	$7,163
Net realized and unrealized (losses) gains included in Other income (expense), net(1)	(761)	(697)	912
Purchases	1,006	66	1,945
Sales	(1,782)	(26)	(953)
Acquisitions, net	—	1,345	—
Fair value, ending balance at December 31	$8,218	$9,755	$9,067

(1)
All net realized and unrealized (losses) gains recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.

Maturity dates of our fixed income securities range from 2020 to 2040. Maturities of fixed income securities (excluding mutual funds) at December 31, 2019 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$58,452
Due in one to five years	36,994
Due in five to ten years	8,038
Thereafter	131
Total estimated maturities of fixed income securities	$103,615

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $119.0 million, $121.7 million, and $112.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $77.5 million, $74.7 million, and $62.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

62 Service Corporation International

PART II

We have determined that the unrealized losses in our fixed income trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our analysis included a review of the portfolio holdings and discussions with the individual money managers as to the credit ratings and the severity and duration of the unrealized losses. Our fixed income investment unrealized losses, their associated fair values, and the duration of unrealized losses for the years ended December 31, 2019 and 2018, are shown in the following tables:

	December 31, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$3,023	$(36)	$1,947	$(94)	$4,970	$(130)
Canadian government	—	—	13,804	(850)	13,804	(850)
Corporate	30	—	4,826	(172)	4,856	(172)
Residential mortgage-backed	—	—	51	(1)	51	(1)
Asset-backed	—	—	28	(4)	28	(4)
Total fixed income temporarily impaired securities	$3,053	$(36)	$20,656	$(1,121)	$23,709	$(1,157)

	December 31, 2018
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
Fixed income securities:
U.S. Treasury	$6,899	$(226)	$16,374	$(222)	$23,273	$(448)
Canadian government	2,254	(9)	25,330	(1,788)	27,584	(1,797)
Corporate	11,579	(206)	6,563	(310)	18,142	(516)
Residential mortgage-backed	351	(4)	3,010	(46)	3,361	(50)
Asset-backed	—	—	79	(11)	79	(11)
Total fixed income temporarily impaired securities	$21,083	$(445)	$51,356	$(2,377)	$72,439	$(2,822)

FORM 10-K 63

PART II

Deferred revenue, net
At December 31, 2019 and 2018, Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Deferred revenue	$2,046,000	$1,989,232
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts (1)	(578,897)	(570,418)
Deferred revenue, net	$1,467,103	$1,418,814

(1)
Prior to adoption of "Revenue from Contracts with Customers" on January 1, 2018, amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts were included in Preneed receivables, net and trust investments.

The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2019	2018
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$4,790,552	$5,265,206
Cumulative effect of accounting changes	—	37,991
Net preneed contract sales	984,575	977,378
(Dispositions) acquisitions of businesses, net	(12,741)	159,560
Net investment gains (losses)(1)	484,577	(195,051)
Recognized revenue from backlog (2)	(368,908)	(381,041)
Recognized revenue from current period sales	(573,804)	(572,428)
Change in amounts due on unfulfilled performance obligations	(10,223)	(546,554)
Change in cancellation reserve	1,066	65,817
Effect of foreign currency and other	11,385	(20,326)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,306,479	$4,790,552

(1)	Includes both realized and unrealized investment gains (losses).

(2)	Includes current year trust fund income through the date of performance.

64 Service Corporation International

PART II

The following table summarizes the activity in Deferred revenue, net:

Year Ended December 31,
2017
(In thousands)
Beginning balance — Deferred revenue, net	$1,731,417
Net preneed contract sales	900,037
Acquisitions of businesses, net	10,488
Net investment earnings (1)	381,436
Recognized revenue	(876,857)
Change in cancellation allowance	(165)
Change in deferred receipts held in trust	(361,499)
Effect of foreign currency and other	4,919
Ending balance — Deferred revenue, net	$1,789,776

(1)	Includes both realized and unrealized investment earnings.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2019			2018
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,528,407	$335,435	$1,863,842	$1,499,741	$306,240	$1,805,981
Increase (decrease) in goodwill related to acquisitions (1)	7,458	(6,003)	1,455	38,976	29,219	68,195
Reduction of goodwill related to divestitures	(5,003)	(487)	(5,490)	(2,183)	(24)	(2,207)
Effect of foreign currency	4,416	—	4,416	(8,127)	—	(8,127)
Activity	6,871	(6,490)	381	28,666	29,195	57,861
Ending balance — Goodwill	$1,535,278	$328,945	$1,864,223	$1,528,407	$335,435	$1,863,842

(1)	Also includes adjustments within the remeasurement period related to acquisitions.

FORM 10-K 65

PART II

The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2019	2018
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$216,646	$215,424
Customer relationships	10	-	20	149,479	158,347
Tradenames	5	-	89	7,000	16,150
Other	5	-	89	26,927	25,103
				400,052	415,024
Less: accumulated amortization:
Covenants-not-to-compete				198,610	195,536
Customer relationships				83,047	75,199
Tradenames				123	9,194
Other				8,067	5,504
				289,847	285,433

Amortizing intangibles, net				110,205	129,591

Non-amortizing intangibles:
Tradenames			Indefinite	310,197	293,474
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				320,962	304,239

Intangible assets, net — included in Deferred charges and other assets				$431,167	$433,830

As part of our annual recoverability testing process during 2019, we recognized $3.4 million of impairment on tradenames. Amortization expense for intangible assets was $25.6 million, $26.2 million, and $27.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligation on our preneed contracts, for the five years subsequent to December 31, 2019 (in thousands):

2020	$7,239
2021	7,140
2022	5,975
2023	5,584
2024	5,439
Total estimated amortization expense	$31,377

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

66 Service Corporation International

PART II

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
As of December 31, 2019, foreign withholding taxes have not been provided on the estimated $259.8 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $13.4 million.
Beginning in 2018, the Tax Act includes a new U.S. tax base erosion provision designed to tax global intangible low-taxed income (“GILTI”). We made a policy election to account for GILTI as a period cost. However, the tax impacts of GILTI provisions are not material to our consolidated financial statements.
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$441,579	$399,123	$347,680
Foreign	22,853	42,609	52,578
	$464,432	$441,732	$400,258

Income tax provision (benefit) consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
United States	$51,664	$18,138	$154,128
Foreign	7,059	10,541	12,187
State	12,908	6,974	4,934
Total current income taxes	71,631	35,653	171,249
Deferred:
United States	$12,973	$(48,565)	$(314,389)
Foreign	(571)	386	618
State	10,628	6,700	(4,067)
Total deferred income taxes	23,030	(41,479)	(317,838)
Total income taxes	$94,661	$(5,826)	$(146,589)

We made income tax payments of $70.6 million, $65.4 million, and $170.2 million in 2019, 2018, and 2017, respectively, and received refunds of $4.7 million, $11.4 million, and $3.4 million, respectively. The income tax payments for 2017 include$34.2 million in settlement payments to the IRS.
FORM 10-K 67

PART II

The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$97,531	$92,764	$140,090
State and local taxes, net of federal income tax benefits	20,081	10,146	8,216
Foreign jurisdiction differences	1,646	2,377	(6,782)
Permanent differences associated with divestitures	1,288	790	1,925
Changes in uncertain tax positions and audit settlements	(9,842)	(88,687)	(105,821)
Foreign valuation allowance, net of federal income tax benefits	43	(431)	1,186
Enactment of U.S. Tax Act	—	(16,105)	(146,160)
Excess tax benefit from share-based compensation	(13,868)	(11,159)	(18,521)
Other	(2,218)	4,479	(20,722)
Provision (benefit from) for income taxes	$94,661	$(5,826)	$(146,589)
Total consolidated effective tax rate	20.4%	(1.3)%	(36.6)%

The effective tax rate for the twelve months ended December 31, 2019 was lower than the federal statutory tax rate of 21% primarily due to the reduction in tax liability as a result of the expiration of statute of limitations and higher excess tax benefits on the increased exercises of stock options, The effective tax rate for the twelve months ended December 31, 2018 was lower than the federal statutory tax rate of 21% primarily due to the reduction in uncertain tax positions as a result of the expiration of statutes of limitations. The lower effective tax rate for the twelve months ended December 31, 2017 was primarily due to the effects of the Tax Act discussed above and the IRS audit settlement.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2019	2018
	(In thousands)
Inventories and cemetery property	$(212,498)	$(220,537)
Deferred incremental direct selling costs	(76,692)	(73,696)
Property and equipment	(139,548)	(122,281)
Intangibles	(199,906)	(197,815)
Other	(1,893)	—
Deferred tax liabilities	(630,537)	(614,329)
Loss and tax credit carryforwards	143,391	153,688
Deferred revenue on preneed funeral and cemetery contracts	113,171	113,970
Accrued liabilities	67,489	63,558
Other	—	90
Deferred tax assets	324,051	331,306
Less: valuation allowance	(114,331)	(120,931)
Net deferred income tax liability	$(420,817)	$(403,954)

68 Service Corporation International

PART II

Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Non-current deferred tax assets	$665	$673
Non-current deferred tax liabilities	(421,482)	(404,627)
Net deferred income tax liability	$(420,817)	$(403,954)

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2017 to December 31, 2019 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2016	$178,326
Reductions to tax positions as a result of audit settlement	(30,333)
Reductions to tax positions related to prior years	(68,538)
Balance at December 31, 2017	$79,455
Additions to tax positions related to prior years	1,348
Reduction to tax positions due to expiration of statutes of limitations	(79,455)
Balance at December 31, 2018	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2019	$1,348

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.4 million as of December 31, 2019 and 2018 and $79.5 million as of December 31, 2017.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.6 million, $0.5 million, and $11.1 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2019, 2018, and 2017, respectively. We recorded an increase of $0.1 million interest and penalties and a decrease of $10.6 million and $46.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
In March 2017, we received from the IRS Office of Appeals the fully executed Form 870-AD for the years 1999-2005, which effectively settled the issues under audit for those years. As a result of this resolution, we recognized a reduction in our unrecognized tax benefits and associated interest of $143.0 million. In 2017, we made $34.2 million in settlement payments to the IRS and subsequently in 2018 and 2019 received federal and state refunds totaling $5.6 million and $2.0 million, respectively. The federal statutes of limitations have expired for all tax years prior to 2016, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2014 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.

FORM 10-K 69

PART II

Various subsidiaries have federal, state and foreign loss carryforwards in the aggregate of $2.5 billion with expiration dates through 2038. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2020	$—	$172,219	$—	$172,219
2021	—	150,106	—	150,106
2022	—	78,589	—	78,589
2023	—	228,210	—	228,210
Thereafter	1,211	1,828,046	11,147	1,840,404
Total	$1,211	$2,457,170	$11,147	$2,469,528

In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2018, we recorded a net $6.6 million decrease in our state valuation allowance due primarily to the legislative change in Iowa and increased activity in Indiana as a result of the Gibraltar acquisition. We also recorded a $43 thousand increase in our foreign valuation allowance due primarily to continuing cumulative operating losses in the Netherlands. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2019, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$254	$136,133	$7,004	$143,391
Valuation allowance	$—	$93,982	$20,349	$114,331

70 Service Corporation International

PART II

6. Debt
Debt was as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
4.5% Senior Notes due November 2020	$—	$200,000
8.0% Senior Notes due November 2021	150,000	150,000
5.375% Senior Notes due January 2022	—	425,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	153,465	200,000
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	—
Term Loan due December 2022	—	641,250
Term Loan due May 2024	633,750	—
Bank Credit Facility due December 2022	—	395,000
Bank Credit Facility due May 2024	295,000	—
Obligations under finance leases	185,252	211,952
Mortgage notes and other debt, maturities through 2050	45,104	4,076
Unamortized premiums and discounts, net	5,634	6,562
Unamortized debt issuance costs	(34,854)	(31,762)
Total debt	3,583,351	3,602,078
Less: Current maturities of long-term debt	(69,821)	(69,896)
Total long-term debt	$3,513,530	$3,532,182

Current maturities of debt at December 31, 2019 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 4.72% and 4.99% at December 31, 2019 and 2018, respectively. Approximately 69% and 66% of our total debt had a fixed interest rate at December 31, 2019 and 2018, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2019 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2020	$73,912
2021	244,931
2022	60,322
2023	69,898
2024	1,659,084
2025 and thereafter	1,504,424
Total debt maturities	$3,612,571

Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2019, we are in compliance with all of our debt covenants. We issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20% at December 31, 2019. As of December 31, 2019, we have $671.0 million in borrowing capacity under the facility.

FORM 10-K 71

PART II

As of December 31, 2018, we issued $32.9 million of letters of credit.
Debt Issuances and Additions
During the year ended December 31, 2019, we issued $1.1 billion of debt including:

•	$750.0 million unsecured 5.125% Senior Notes due June 2029;

•	$55.0 million on our Bank Credit Facility due December 2022;

•	$295.0 million on our Bank Credit Facility due May 2024; and

•	$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank Credit Facility.
Newly issued debt was used to pay off our Bank Credit Facility due December 2022, to redeem our 5.375% Senior Notes due January 2022, to redeem our 4.5% Senior Notes due November 2020, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million.
During the year ended December 31, 2018, we drew $395.0 million on our Bank Credit Facility to fund acquisition activity, to fund the redemption of senior notes, to make required payments on our Term Loan due December 2022, and for general corporate purposes.
Debt Extinguishments and Reductions
During the year ended December 31, 2019, we made aggregate debt payments of $1.2 billion for scheduled and early extinguishment payments including:

•	$450.0 million in aggregate principal of our Bank Credit Facility due December 2022;

•	$8.5 million in aggregate principal of our Term Loan due December 2022;

•	$32.1 million in aggregate principal payments to other members of our Term Loan due December 2022;

•	$16.3 million in aggregate principal of our Term Loan due May 2024;

•	$425.0 million in aggregate principal of 5.375% Senior Notes due January 2022;

•	$200.0 million in aggregate principal of 4.5% Senior Notes due November 2020;

•	$46.5 million in aggregate principal of 7.5% Senior Notes due April 2027;

•	$11.5 million of premiums paid on early extinguishment; and

•	$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $16.6 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2019.
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
Certain of the above transactions resulted in the recognition of a loss of $10.1 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2018.
Additional Debt Disclosures
At December 31, 2019 and 2018, we had deposits of $2.7 million and $3.8 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets in our Consolidated Balance Sheet.
We had assets of approximately $0.6 million and $1.1 million pledged as collateral for the mortgage notes and other debt at December 31, 2019 and 2018, respectively.

72 Service Corporation International

PART II

Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2019	$190,672
Payments in 2018	$179,865
Payments in 2017	$160,843

Expected cash interest payments for the five years subsequent to December 31, 2019 and thereafter are as follows (in thousands):

Payments in 2020	$169,519
Payments in 2021	166,382
Payments in 2022	154,506
Payments in 2023	153,727
Payments in 2024	108,640
Payments in 2025 and thereafter	274,871
Total expected cash interest payments	$1,027,645

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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
4.5% Senior Notes due November 2020	$—	$198,930
8.0% Senior Notes due November 2021	165,375	160,800
5.375% Senior Notes due January 2022	—	428,188
5.375% Senior Notes due May 2024	879,606	851,275
7.5% Notes due April 2027	188,381	214,940
4.625% Senior Notes due December 2027	577,500	517,077
5.125% Senior Notes due June 2029	798,525	—
Term Loan due December 2022	—	629,579
Term Loan due May 2024	633,750	—
Bank Credit Facility due December 2022	—	387,061
Bank Credit Facility due May 2024	295,000	—
Mortgage notes and other debt, maturities through 2050	45,104	4,076
Total fair value of debt instruments	$3,583,241	$3,391,926

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

FORM 10-K 73

PART II

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
8. Leases
Our leases principally relate to office, maintenance, and transportation equipment and funeral service real estate. The majority of our lease arrangements contain options to (i) purchase the property at fair value on the exercise date, (ii) purchase the property for a value determined at the inception of the lease, or (iii) renew the lease for the fair rental value at the end of the primary lease term.
Future lease payments for non-cancelable operating and finance leases as of December 31, 2019 were as follows:

	Operating	Finance	Total
	(In thousands)
2020	$11,098	$45,182	$56,280
2021	10,253	63,840	74,093
2022	8,703	27,764	36,467
2023	6,394	20,317	26,711
2024	5,366	24,774	30,140
2025 and thereafter	40,364	24,594	64,958
Total lease payments	$82,178	$206,471	$288,649
Less: Interest	(21,549)	(21,219)	(42,768)
Present value of lease liabilities	$60,629	$185,252	$245,881

The components of lease cost as of December 31, 2019 were as follows (in thousands):

Amortization of leased assets	$42,147
Interest on lease liabilities	6,882
Total finance lease cost	49,029
Operating lease cost	12,502
Variable lease cost	1,089
Total lease cost	$62,620
We paid variable lease costs of $1.1 million, representing amounts that were not fixed at the commencement of our lease agreements and were therefore expensed as incurred, during the fiscal year ended December 31, 2019. Approximately 70% of our variable lease costs are based upon changes in published indices, while approximately 30% of our variable lease costs are based on percentage rental of the net revenue generated by leased locations.

74 Service Corporation International

PART II

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	December 31, 2019
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$58,101
Finance lease right-of-use assets (1)	Property and equipment, net	179,538
Total right-of-use assets (1)		$237,639

Operating	Accounts payable and accrued liabilities	$8,538
Finance	Current maturities of long-term debt	39,428
Total current lease liabilities		47,966
Operating	Other liabilities	52,091
Finance	Long-term debt	145,824
Total non-current lease liabilities		197,915
Total lease liabilities		$245,881

(1)    Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases as of December 31, 2019 were as follows:

	Operating	Finance
Weighted-average remaining lease term (years)	12.4	4.9
Weighted-average discount rate	4.6%	3.5%

Supplemental cash flow information related to leases for the year ended December 31, 2019, were as follows (in thousands):

Cash paid for amounts in the measurement of lease liabilities
Operating cash flows for operating leases	$12,568
Operating cash flows for finance leases	7,472
Financing cash flows for finance leases	42,627
Total cash paid for amounts included in the measurement of lease liabilities	$62,667

Right-of-use assets obtained in exchange for finance lease liabilities	$48,233
Right-of-use assets obtained in exchange for operating lease liabilities	$10,925
The right-of-use assets obtained in exchange for lease liabilities of 48.2 million for finance leases and 10.9 million for operating leases include increases related to lease renewals and extensions of $4.4 million and $8.0 million, respectively.  Additionally, we recorded modifications of $5.7 million that reduced the right-of-use assets and lease liabilities through remeasurement and reassessment of certain leases, which are excluded from the numbers shown above.
We have 65 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $0.5 million and $2.5 million in lease income for the quarter and year ended December 31, 2019, respectively. We lease office space and excess land, and we are party to cellular agreements and land easements. We generally do not have sales-type leases, direct financing leases, or lease receivables. The adoption of ASC 842 did not have an impact on our accounting for lessor leases. Future undiscounted lease income from operating leases as of December 31, 2019 were as follows (in thousands):

FORM 10-K 75

PART II

2020	$1,744
2021	1,428
2022	1,053
2023	436
2024	77
Thereafter	139
Total expected cash receipts	$4,877

As of December 31, 2018, we disclosed the following future lease payments for non-cancelable operating and capital leases exceeding one year:

	Operating (1)	Capital (1)
	(In thousands)
2019	$11,295	$46,998
2020	9,550	51,943
2021	8,251	57,881
2022	7,282	21,842
2023	5,397	15,587
2024 and thereafter	37,841	40,447
Total	$79,616	$234,698
Less: Interest on capital leases		(22,746)
Total principal payable on capital leases		$211,952

(1)    These results have not been adjusted for the impact of our adoption of "Leases" on January 1, 2019.
Rental expense for operating leases was $27.4 million and $30.5 million for the years ended December 31, 2018 and 2017, respectively.

9. Commitments and Contingencies
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five years to ten years, with certain officers and associates and former owners of businesses that we acquired. At December 31, 2019, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2020	$1,968	$1,020	$5,172	$8,160
2021	1,296	603	4,289	6,188
2022	399	444	3,363	4,206
2023	123	165	2,461	2,749
2024	8	48	1,983	2,039
2025 and thereafter	—	171	4,702	4,873
Total	$3,794	$2,451	$21,970	$28,215

76 Service Corporation International

PART II

Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2019 and 2018, we have self-insurance reserves of $84.3 million and $80.1 million, respectively.
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
Wage and Hour Claims. We are named as a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Samborsky, Vasquez, Fredeen, Horton, Quismundo, Kallweit, Dorian, and Karpiak lawsuits described below. Given the nature of these lawsuits, except for those lawsuits where a settlement is referenced, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Charles Samborsky, et al, individually and on behalf of those persons similarly situated, v. SCI California Funeral Services, Inc., et al ; Case No. BC544180; in the Superior Court of the State of California for the County of Los Angeles, Central District-Central Civil West Courthouse. This lawsuit was filed in April 2014 against an SCI subsidiary and purports to have been brought on behalf of employees who worked as family service counselors in California since April 2010. The plaintiffs allege causes of action for various violations of state laws regulating wage and hour pay. In addition, this lawsuit also asserts claims under the California Private Attorney General Act (PAGA) provisions on behalf of other similarly situated California persons. The plaintiffs seek unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The claims have been sent to arbitration. In July 2017, the arbitrator entered an award rejecting the plaintiffs' claims, ruling that they did not sue the correct party. Plaintiffs continue to assert claims under PAGA that are not subject to arbitration. The parties reached a settlement of this lawsuit in September 2019. The court approved the settlement in January 2020. The financial terms of the settlement call for SCI California Funeral Services, Inc. to pay an immaterial amount.
Adrian Mercedes Vasquez, an individual and on behalf of others similarly situated, v. California Cemetery and Funeral Services, LLC, et al; Case No. BC58837; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed in July 2015 against SCI subsidiaries and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, interest, and injunctive relief. The claims were ordered to arbitration, and the arbitrator determined that the claims would proceed as a bilateral proceeding. In May 2019, the arbitrator issued an opinion rejecting the plaintiff’s claims in total. In addition, the plaintiff filed an unfair labor practice charge against defendants with the National Labor Relations Board alleging that by enforcing a mandatory arbitration provision, defendants allegedly violated the National Labor Relations Act. The National Labor Relations Act claim was finally resolved with an immaterial, non-monetary accommodation.
Lisa Fredeen, an aggrieved employee and on behalf of other aggrieved employees v. California Cemetery and Funeral Services, LLC, et al; Case No. BC706930; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed against SCI subsidiaries on May 18, 2018, by the same law firm that filed the Vasquez case described above. This lawsuit asserts claims for violations of the California Labor Code and PAGA, based on alleged facts similar to those alleged in the Vasquez case described above. The plaintiff seeks civil penalties, interest, and attorneys’ fees.
Nicole Romano, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. BC656654; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in April 2017 against SCI subsidiaries and purports to have been brought on behalf of persons who worked as independent sales representatives in the U.S. during the four years preceding the filing of the complaint. In addition, this lawsuit also asserts claims under PAGA provisions on behalf of other similarly situated California persons. The plaintiff alleges numerous causes of action for alleged wage and hour pay violations, including misclassifying the independent sales representatives as independent contractors instead of employees. The plaintiff seeks unpaid wages, compensatory and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The parties reached a settlement of this lawsuit and the Doyle lawsuit referenced below in

FORM 10-K 77

PART II

November 2018. The court approved the settlement in November 2019. The financial terms of the settlement call for SCI Direct to pay an immaterial amount in relation to both the Romano and Doyle lawsuits.
James Doyle, individually and on behalf of all others similarly situated v. SCI Direct, Inc., et al; Case No. 2:18-cv-05859 in the United States District Court Central District of California, removed from Case No. BC705666; in the Superior Court of California for the County of Los Angeles. This lawsuit was filed in May 2018, against an SCI subsidiary, by the same attorneys who filed the Romano case described above, and alleges causes of action and seeks damages and relief similar to those in the Romano case. The parties reached a settlement of this lawsuit and the Romano lawsuit referenced above in November 2018. On December 26, 2018, this matter was consolidated into the Romano lawsuit. The settlement agreement, noted above, was approved by the court in November 2019. The financial terms of the settlement call for SCI Direct to pay an immaterial amount collectively for the Romano and Doyle lawsuits.
Felicia Horton, an individual and on behalf of other aggrieved employees v. SCI Direct, Inc., et al; Case No. 37-2016-00039356-CU-OE-CTL; in the Superior Court of California for the County of San Diego. This lawsuit was filed in November 2016, against SCI subsidiaries, on behalf of the plaintiff who worked as an independent sales representative of our subsidiary in California. In addition, this lawsuit asserts claims under PAGA on behalf of other similarly situated California persons. The lawsuit alleges causes of action and seeks damages and relief similar to those in the Romano case described above. The attorneys in the Horton case have also filed an additional lawsuit, against SCI subsidiaries, alleging individual and PAGA claims similar to those alleged in the Horton case. The additional individual and PAGA claim lawsuits are styled Jandy Quismundo v. SCI Direct, Inc., et al; Case No. 37-2017-00031825-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Jaime Kallweit v. SCI Direct, Inc., et al; Case No. 37-2017-00037186-CU-OE-CTL; in the Superior Court for the State of California for the County of San Diego. Sandra Dorian v. SCI Direct, Inc., et al; Case No 37-2018-0061985-CU-OE-CTL; in the Superior Court of California for the County of San Diego, and Holly Karpiak v. SCI Direct, Inc., et al; Case No. 37-2019-00031328-CU-OE-CTL, in the Superior Court of California for the County of San Diego. In addition to the wage and hour and PAGA claims described above, Horton alleges claims for sexual harassment and wrongful discharge. After a trial, the court issued a preliminary statement of decision in April 2019, awarding an immaterial amount related to the aforementioned claims. The court further issued an award of attorneys’ fees, in an immaterial amount, in December 2019.
Claims Regarding Acquisition of Stewart Enterprises. We are involved in the following lawsuit.
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others ; Case No. 2013-5636; in the Civil District Court Parish of New Orleans, Louisiana. This case was filed as a class action in June 2013 against an SCI subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have appealed the dismissal. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Bernstein lawsuit described below.
Caroline Bernstein, on behalf of herself and Marla Urofsky on behalf of Rhea Schwartz, and both on behalf of all others similarly situated v. SCI Pennsylvania Funeral Services, Inc. and Service Corporation International, Case No. 2:17-cv-04960-GAM; in the United States District Court Eastern District of Pennsylvania. This case was filed in November 2017 as a purported national or alternatively as a Pennsylvania class action regarding our Forest Hills/Shalom Memorial Park in Huntingdon Valley, Pennsylvania and our Roosevelt Memorial Park Cemetery in Trevose, Pennsylvania. Plaintiffs allege wrongful burial and sales practices. Plaintiffs seek compensatory, consequential and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The court granted our motion for summary judgment on the named plaintiff’s individual claims in January 2020. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Unclaimed Property Audit
We received notices from a third party auditor representing the unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.

78 Service Corporation International

PART II

Other Potential Contingencies
In October 2018, we received a letter from the Illinois Office of the Comptroller claiming that our subsidiary improperly withdrew a total of $13.6 million from perpetual care trusts covering 24 of our cemeteries in Illinois. We believe these withdrawals were entirely proper for the ongoing care of those cemeteries under Illinois law.
In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods and documentation utilized in the sale of pre-need funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. We believe our contracts comply with applicable laws. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
We intend to vigorously defend all of the above matters; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.

FORM 10-K 79

PART II

10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2019 or 2018. At December 31, 2019 and 2018, 500,000,000 common shares of $1 par value were authorized. We had 185,100,789 and 184,720,582 shares issued and 181,184,963 and 181,470,582 outstanding at par at December 31, 2019 and 2018, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2019, we repurchased 2,908,850 shares of common stock at an aggregate cost of $129.6 million, which is an average cost per share of $44.55. During 2018, we repurchased 7,347,838 shares of common stock at an aggregate cost of $277.6 million, which is an average cost per share of $37.78. During August 2019, our Board of Directors increased our share repurchase authorization to $400.0 million. After these repurchases and increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $312.0 million at December 31, 2019.
Subsequent to December 31, 2019, we repurchased 475,476 shares for $22.2 million at an average cost per share of $46.69.
11. Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key employees. Our Amended and Restated Incentive Plan reserves 44,000,000 shares of common stock for outstanding and future awards of stock options, restricted stock, and other share-based awards to officers and key associates. In May 2017, our shareholders approved the amended 2016 Equity Incentive Plan that reserves 13,404,404 shares of common stock for outstanding and future awards of stock options, restricted stock, and other awards to officers and key associates. On August 25, 2017, we issued 340,510 deferred common stock equivalents, or units, pursuant to provisions regarding our 2016 Equity Incentive Plan. The 63,894 remaining shares left available under grant from the Director Fee Plan were merged into the 2016 Equity Incentive Plan.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2019 and 2018, 7,148,871 and 8,287,804 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.

80 Service Corporation International

PART II

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

	Years Ended December 31,
Assumptions	2019	2018	2017
Dividend yield	1.7%	1.8%	2.0%
Expected volatility	19.8%	18.5%	19.0%
Risk-free interest rate	2.5%	2.4%	1.6%
Expected holding period (years)	4.0	4.0	4.0

The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$15,029	$15,626	$14,788
Income tax benefit related to share-based compensation included in net income	$3,842	$3,998	$5,416

Stock Options
The following table sets forth stock option activity for the year ended December 31, 2019 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2018	8,917,943	$23.40
Granted	785,150	$42.63
Exercised	(2,393,647)	$17.10
Outstanding at December 31, 2019	7,309,446	$27.53
Exercisable at December 31, 2019	5,397,573	$23.90

The aggregate intrinsic value for stock options outstanding and exercisable was $135.3 million and $119.4 million, respectively, at December 31, 2019.

FORM 10-K 81

PART II

Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2019 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2019	Weighted- Average Exercise Price
$10.00 — 20.00	1,239,011	1.8	$16.77	1,239,011	$16.77
$20.01 — 30.00	4,096,760	4.2	$24.99	3,666,044	$24.49
$30.01 — 40.00	1,188,525	6.1	$37.50	492,518	$37.50
$40.01 — 50.00	785,150	7.1	$42.63	—	$—
$0.00 — 50.00	7,309,446	4.4	$27.53	5,397,573	$23.90

Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of stock options granted	$6.86	$5.52	$3.90
Total fair value of stock options vested	$7,250	$6,857	$7,425
Total intrinsic value of stock options exercised	$65,023	$48,643	$56,946
Cash received from the exercise of stock options	$40,922	$24,517	$33,611
Recognized compensation expense	$6,314	$6,648	$6,909

As of December 31, 2019, the unrecognized compensation expense related to stock options of $6.1 million is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2018	389,245	$31.67
Granted	125,546	$42.73
Vested	(226,726)	$29.63
Nonvested restricted share awards at December 31, 2019	288,065	$38.09

Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Recognized compensation expense related to restricted share awards	$6,000	$6,063	$5,564
Weighted-average grant date fair value for nonvested restricted stock granted	$42.73	$37.50	$29.28
Total fair market value of restricted share awards vested	$6,718	$5,702	$5,463
Aggregate intrinsic value of restricted share awards vested	$3,724	$3,578	$4,454
At December 31, 2019, unrecognized compensation expense of $6.3 million related to restricted share awards is expected to be recognized over a weighted average period of 1.7 years.

82 Service Corporation International

PART II

Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2018	175,301	$31.17
Granted	72,067	$40.91
Vested	(95,459)	$29.62
Forfeited and other	(457)	$27.94
Nonvested restricted share units at December 31, 2019	151,452	$36.79

Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Recognized compensation expense related to restricted share units	$2,715	$2,862	$2,052
Weighted-average grant date fair value for nonvested restricted share units granted	$40.91	$35.89	$27.94
Total fair market value of restricted share units vested	$2,827	$1,946	$1,239
Aggregate intrinsic value of restricted share units vested	$1,432	$970	$558
At December 31, 2019, the unrecognized compensation expense related to restricted share units of $3.2 million is expected to be recognized over a weighted average period of 1.8 years.
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
We recognize pension related gains and losses in Other income (expense), net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Interest cost on projected benefit obligation	$956	$923	$1,067
Recognized net actuarial losses (gains)	2,886	(1,127)	879
Total net periodic benefit cost	$3,842	$(204)	$1,946

FORM 10-K 83

PART II

The Plans’ funded status was as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,707	$28,681
Interest cost	956	923
Actuarial loss (gain)	2,886	(1,127)
Benefits paid	(3,588)	(3,770)
Benefit obligation at end of year	$24,961	$24,707
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,588	3,770
Benefits paid, including expenses	(3,588)	(3,770)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(24,961)	$(24,707)

Funding Summary:
Projected benefit obligations	$24,961	$24,707
Accumulated benefit obligation	$24,961	$24,707
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(2,708)	$(3,175)
Included in Other liabilities	(22,253)	(21,532)
Total accrued benefit liability	$(24,961)	$(24,707)

The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2019 and 2018 was $47.7 million and $47.1 million, respectively, and the cash surrender value was $38.0 million and $37.2 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.

84 Service Corporation International

PART II

The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted-average discount rate used to determine obligations	2.95%	4.13%	3.41%
Weighted-average discount rate used to determine net periodic benefit cost	4.15%	3.26%	3.86%

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
The following benefit payments are expected to be paid in the next ten years related to our Plans (in thousands):

2020	$2,742
2021	2,410
2022	2,337
2023	2,095
2024	1,902
Years 2025 through 2029	8,335
Total expected benefit payments	$19,821

We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2019, 2018, and 2017, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation

The amount of our matched contributions in 2019, 2018, and 2017 was $39.7 million, $36.8 million, and $33.2 million, respectively.

FORM 10-K 85

PART II

13. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment, including disaggregated revenue, information was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$996,643	$998,464	$1,011,214
Matured preneed revenue	605,237	600,944	574,235
Core funeral revenue	1,601,880	1,599,408	1,585,449
Non-funeral home revenue	52,211	49,671	46,513
Recognized preneed revenue	139,525	125,144	117,352
Other revenue	130,286	123,769	118,838
Total funeral revenue	1,923,902	1,897,992	1,868,152
Cemetery revenue:
Atneed revenue	326,230	323,162	319,899
Recognized preneed property revenue	581,724	572,955	538,314
Recognized preneed merchandise and services revenue	287,589	288,282	274,885
Core cemetery revenue	1,195,543	1,184,399	1,133,098
Other revenue	111,340	107,783	93,781
Total cemetery revenue	1,306,883	1,292,182	1,226,879
Total revenue from customers	$3,230,785	$3,190,174	$3,095,031
Gross profit:
Funeral gross profit	$372,638	$369,613	$371,853
Cemetery gross profit	387,942	390,709	350,926
Gross profit from reportable segments	760,580	760,322	722,779
Corporate general and administrative expenses	(126,886)	(145,596)	(158,651)
Gains on divestitures and impairment charges, net	32,919	15,933	7,015
Operating income	666,613	630,659	571,143
Interest expense	(185,843)	(181,556)	(169,125)
Losses on early extinguishment of debt, net	(16,637)	(10,131)	(274)
Other income (expense), net	299	2,760	(1,486)
Income before income taxes	$464,432	$441,732	$400,258

86 Service Corporation International

PART II

Other reportable segment information for the year ended December 31 was as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2019
Interest expense	$4,026	$659	$181,158	$185,843
Depreciation and amortization	$106,982	$33,323	$10,695	$151,000
Amortization of intangibles	$15,343	$10,297	$9	$25,649
Amortization of cemetery property	$—	$70,330	$—	$70,330
Capital expenditures	$112,090	$125,365	$2,502	$239,957
Total assets	$5,821,408	$7,483,713	$372,309	$13,677,430
2018
Interest expense	$3,634	$469	$177,453	$181,556
Depreciation and amortization	$108,891	$33,183	$11,576	$153,650
Amortization of intangibles	$17,515	$8,619	$61	$26,195
Amortization of cemetery property	$—	$68,640	$—	$68,640
Capital expenditures	$99,008	$125,131	$11,406	$235,545
Total assets	$5,411,178	$6,913,132	$368,933	$12,693,243
2017
Interest expense	$3,986	$401	$164,738	$169,125
Depreciation and amortization	$109,965	$32,815	$10,361	$153,141
Amortization of intangibles	$17,871	$9,696	$83	$27,650
Amortization of cemetery property	$—	$68,102	$—	$68,102
Capital expenditures	$83,241	$118,699	$12,561	$214,501

FORM 10-K 87

PART II

Our geographic area information for the year ended December 31 was as follows:

	United States	Canada	Total
	(In thousands)
2019
Revenue from external customers	$3,052,101	$178,684	$3,230,785
Interest expense	$185,512	$331	$185,843
Depreciation and amortization	$142,550	$8,450	$151,000
Amortization of intangibles	$25,079	$570	$25,649
Amortization of cemetery property	$66,552	$3,778	$70,330
Operating income	$628,204	$38,409	$666,613
Gains (losses) on divestitures and impairment charges, net	$33,200	$(281)	$32,919
Long-lived assets	$6,531,705	$301,461	$6,833,166
2018
Revenue from external customers	$2,991,617	$198,557	$3,190,174
Interest expense	$181,266	$290	$181,556
Depreciation and amortization	$144,877	$8,773	$153,650
Amortization of intangibles	$25,664	$531	$26,195
Amortization of cemetery property	$63,709	$4,931	$68,640
Operating income	$568,446	$62,213	$630,659
Gains on divestitures and impairment charges, net	$8,419	$7,514	$15,933
Long-lived assets	$6,334,924	$277,897	$6,612,821
2017
Revenue from external customers	$2,889,463	$205,568	$3,095,031
Interest expense	$168,956	$169	$169,125
Depreciation and amortization	$143,932	$9,209	$153,141
Amortization of intangibles	$27,092	$558	$27,650
Amortization of cemetery property	$61,307	$6,795	$68,102
Operating income	$502,865	$68,278	$571,143
Gains on divestitures and impairment charges, net	$61	$6,954	$7,015

88 Service Corporation International

PART II

14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents:
Cash	$149,981	$177,338
Commercial paper and temporary investments	36,295	21,512
	$186,276	$198,850
Receivables, net:
Notes receivable	$1,765	$1,781
Atneed funeral receivables, net of allowances of $1,884 and $1,412, respectively	39,471	39,709
Atneed cemetery receivables, net of allowances of $346 and $166, respectively	21,131	15,277
Other	19,304	17,058
	$81,671	$73,825
Other current assets:
Income tax receivable	$5,905	$8,333
Prepaid insurance	4,451	5,047
Restricted Cash	54,293	7,007
Other	15,839	13,220
	$80,488	$33,607
Cemetery property:
Undeveloped land	$1,233,363	$1,209,109
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	640,239	628,355
	$1,873,602	$1,837,464
Property and equipment, net:
Land	$642,168	$631,679
Buildings and improvements	2,221,758	2,107,300
Operating equipment	499,700	609,658
Leasehold improvements	40,879	34,755
Finance leases	350,626	263,940
	3,755,131	3,647,332
Less: Accumulated depreciation	(1,518,610)	(1,525,059)
Less: Accumulated amortization of finance leases	(171,088)	(144,909)
	$2,065,433	$1,977,364
Deferred charges and other assets:
Intangible assets, net	$431,167	$433,830
Restricted cash(1)	2,051	1,727
Deferred tax assets	665	673
Notes receivable, net of allowances of $8,374 and $10,814, respectively	6,623	8,651
Cash surrender value of insurance policies	176,126	145,981
Deferred incremental direct selling costs	293,125	282,283
Operating leases	58,101	—
Other	62,050	61,006
	$1,029,908	$934,151
FORM 10-K 89

PART II

	Years Ended December 31,
	2019	2018
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$174,494	$173,361
Accrued benefits	99,396	90,303
Accrued interest	15,390	25,976
Accrued property taxes	16,402	18,512
Self-insurance reserves	84,290	80,114
Bank overdrafts	16,694	16,221
Operating leases	8,538	—
Other accrued liabilities	63,341	75,281
	$478,545	$479,768
Other liabilities:
Accrued benefit costs	$22,253	$21,532
Deferred compensation	152,119	126,891
Customer refund obligation reserve	46,958	48,000
Tax liability	2,004	1,873
Payable to perpetual care trust	93,053	88,784
Operating leases	52,091	—
Other	9,596	10,222
	$378,074	$297,302

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net change in capital expenditure accrual	$4,435	$(2,597)	$223
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

90 Service Corporation International

PART II

A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic	$369,596	$447,208	$546,663
After tax interest on convertible debt	—	—	52
Net income — diluted	$369,596	$447,208	$546,715
Weighted average shares:
Weighted average shares — basic	182,246	182,447	187,630
Stock options	3,223	4,339	4,396
Restricted share units	54	186	99
Convertible debt	—	—	121
Weighted average shares — diluted	185,523	186,972	192,246
Amounts attributable to common stockholders:
Net income per share:
Basic	$2.03	$2.45	$2.91
Diluted	$1.99	$2.39	$2.84

The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Antidilutive options	678	1,035	911

16. Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses' existing debt in conjunction with the closing of the acquisition.
The primary reasons for the merger and the principal factors that contributed to the recognition of goodwill in this acquisition were:

•	the acquisition enhances our network footprint, enabling us to serve a number of new, complementary areas and

•	the acquisition of the preneed backlog of deferred revenues enhances our long-term stability.
The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

FORM 10-K 91

PART II

Other current assets	$3,388
Cemetery property	32,266
Property and equipment	25,896
Preneed receivables, net and trust investments	107,444
Finite-lived intangible assets	32,371
Indefinite-lived intangible assets	18,000
Deferred charges and other assets	1,717
Cemetery perpetual care trust investments	52,747
Goodwill	37,908
Total assets acquired	$311,737
Current liabilities	7,666
Deferred revenue and deferred receipts held in trust	113,173
Deferred income taxes	4,704
Other liabilities	1,439
Care trusts' corpus	52,747
Total liabilities assumed	179,729
Net assets acquired	$132,008

Included in preneed receivables, net and trust investments are receivables under preneed contracts with a fair value of $8.4 million. The gross amount due under the contracts is $8.9 million, of which $0.5 million is not expected to be collected.
We have completed our purchase price allocation. During the twelve months of 2019, we made the following adjustments to our estimates of the fair value of assets and liabilities (in thousands):

Increase in the fair value of other current assets	$(67)
Increase in the fair value of cemetery property	(3,583)
Increase in property and equipment, net	(179)
Increase in the fair value of preneed receivables, net and trust investments	(4,910)
Decrease in the fair value of finite-lived intangible assets	10,428
Increase in the fair value of current liabilities	3,075
Decrease in the fair value of deferred revenue and deferred receipts held in trust	(7,349)
Decrease in the fair value of deferred income taxes	(7,026)
Increase in the fair value of other liabilities	1,439
Total adjustment to goodwill	$(8,172)
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $37.9 million in goodwill recognized, $21.2 million was allocated to our cemetery segment and $16.7 million was allocated to our funeral segment. $23.7 million of this goodwill is deductible for tax purposes. The identified intangible assets comprise the following:

	Useful life
	Minimum	Maximum	Fair Value
	(Years)		(In thousands)
Other preneed customer relationships	10	20	$9,347
Selling and management agreements	89	89	13,176
Operating leases	89	89	2,848
Tradenames	89	89	7,000
Tradenames		Indefinite	18,000
Total intangible assets			$50,371

92 Service Corporation International

PART II

Included in our results of operations for the twelve months ended December 31, 2018 is revenue of $17.9 million and net income of $1.7 million for the period from the acquisition date (June 8, 2018) through December 31, 2018. The following unaudited pro forma summary presents financial information as if the acquisition had occurred on January 1, 2017:

	2018	2017
	(In thousands)
	(unaudited)
Revenue	$32,434	$29,193
Net income	$4,669	$2,531

Excluding the June 2018 acquisition described above, we spent $107.0 million, $62.8 million, and $76.2 million for real estate, funeral service locations, and cemeteries for the three years ended December 31, 2019, 2018, and 2017, respectively. These amounts include the use of $13.6 million, $5.9 million, and $26.2 million in 1031 exchange funds for the three years ended December 31, 2019, 2018, and 2017, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the income statement line item Gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Gains on divestitures, net	$41,835	$20,340	$29,053
Impairment losses	(8,916)	(4,407)	(22,038)
Gains on divestitures and impairment charges, net	$32,919	$15,933	$7,015

FORM 10-K 93

PART II

17. Quarterly Financial Data (Unaudited)
Quarterly financial data for 2019 and 2018 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2019
Revenue	$798,212	$812,572	$769,241	$850,760
Costs of revenue	$(606,378)	$(621,426)	$(609,509)	$(632,892)
Gross profit	$191,834	$191,146	$159,732	$217,868
Operating income	$146,978	$150,105	$128,585	$240,945
Income before income taxes(1)	$100,308	$96,083	$72,869	$195,172
Provision for income taxes	$(21,095)	$(23,570)	$(1,997)	$(47,999)
Net income	$79,213	$72,513	$70,872	$147,173
Net loss (income) attributable to noncontrolling interests	$110	$(184)	$(80)	$(21)
Net income attributable to common stockholders	$79,323	$72,329	$70,792	$147,152
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.44	$0.40	$0.39	$0.81
Diluted — EPS	$0.43	$0.39	$0.38	$0.79
2018
Revenue	$794,482	$796,092	$778,786	$820,814
Costs of revenue	$(598,720)	$(607,965)	$(612,616)	$(610,551)
Gross profit	$195,762	$188,127	$166,170	$210,263
Operating income	$163,692	$161,954	$132,303	$172,710
Income before income taxes(1)	$110,369	$119,315	$86,036	$126,012
(Provision for) benefit from income taxes	$(28,321)	$(16,034)	$(17,043)	$67,224
Net income	$82,048	$103,281	$68,993	$193,236
Net income attributable to noncontrolling interests	$(60)	$(42)	$(58)	$(190)
Net income attributable to common stockholders	$81,988	$103,239	$68,935	$193,046
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.44	$0.57	$0.38	$1.07
Diluted — EPS	$0.43	$0.55	$0.37	$1.04

(1)	Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 16.

(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

94 Service Corporation International

PART II

Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2019

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period

Current Provision:
Allowance For Doubtful Accounts:
Year Ended December 31, 2019	$1,578	$9,146	$(8,494)	$2,230
Year Ended December 31, 2018	$2,090	$8,372	$(8,884)	$1,578
Year Ended December 31, 2017	$3,395	$9,980	$(11,285)	$2,090
Due After One Year:
Allowance For Doubtful Accounts:
Year Ended December 31, 2019	$10,814	$—	$(2,440)	$8,374
Year Ended December 31, 2018	$10,946	$—	$(132)	$10,814
Year Ended December 31, 2017	$11,334	$—	$(388)	$10,946
Preneed Receivables, Net
Asset Allowance For Cancellation:
Year Ended December 31, 2019	$48,380	$1,617	$5,343	$55,340
Year Ended December 31, 2018	$107,749	$(69)	$(59,300)	$48,380
Year Ended December 31, 2017	$104,740	$1,105	$1,904	$107,749
Deferred Revenue
Revenue Allowance For Cancellation: (1)
Year Ended December 31, 2019	$—	$—	$—	$—
Year Ended December 31, 2018	$(118,099)	$—	$118,099	$—
Year Ended December 31, 2017	$(116,913)	$—	$(1,186)	$(118,099)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2019	$120,931	$(6,604)	$4	$114,331
Year Ended December 31, 2018	$141,154	$(20,219)	$(4)	$120,931
Year Ended December 31, 2017	$132,500	$8,035	$619	$141,154

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

FORM 10-K 95

PART II

Item 9A. Controls and Procedures
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

96 Service Corporation International

PART II

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
No other information.

FORM 10-K 97

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2020 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,309,446	$27.53	7,148,871

98 Service Corporation International

Item 15. Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 41 of this report.
(3) Exhibits:
Exhibit Index
Pursuant to Item 601 of Reg. S-K

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 25, 2018).
3.4	—
Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.5	—	Bylaws of the Company. (Incorporated by reference to Exhibit 3.4 to Form 8-K filed May 25, 2018).
4.1	—
Senior Indenture dated as of February 1, 1993 by and between the Company and The Bank of New York, as trustee (Incorporated by reference as Exhibit 4.1 to Form S-4 filed September 2, 2004 (File No. 333-118763)).

4.2	—
Agreement of Resignation, Appointment of Acceptance, dated December 12, 2005, among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., appointing a successor trustee for the Senior Indenture dated as of February 1, 1993 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the fiscal quarter ended June 30, 2005).

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016).
10.5	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016).

10.6	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2016).

FORM 10-K 99

PART IV

Exhibit Number		Description
10.7	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Gregory T. Sangalis (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2018).

10.8	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Steven A. Tidwell.
10.9	—	Form of Employment and Noncompetition Agreement pertaining to executive officers.
10.10	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.14	—
Amendment No. 1 to Service Corporation International Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2017).

10.15	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.16	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.17	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.18	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.19	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.20	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.21	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.22	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.23	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.24	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.25	—	Amended and Restated Director Fee Plan (Incorporated by reference to Annex C to Proxy Statement dated April 1, 2011).
10.26	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.27	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.28	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.29	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
10.30	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarterly period ended March 31, 2019).
10.31	—
Credit Agreement, dated May 21, 2019, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019).

100 Service Corporation International

PART IV

Exhibit Number		Description
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	—	Powers of Attorney.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.30.
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

FORM 10-K 101

PART IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ GREGORY T. SANGALIS
(Gregory T. Sangalis, Senior Vice President, General Counsel, and Secretary)
Dated: February 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ THOMAS L. RYAN	President, Chief Executive Officer,and Chairman of the Board (Principal Executive Officer)	February 18, 2020
(Thomas L. Ryan)
	/s/ ERIC D. TANZBERGER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2020
(Eric D. Tanzberger)
	/s/ TAMMY R. MOORE	Vice President and Corporate Controller (Principal Accounting Officer)	February 18, 2020
(Tammy R. Moore)
	/s/ ANTHONY L. COELHO*	Lead Independent Director	February 18, 2020
(Anthony L. Coelho)
	/s/ ALAN R. BUCKWALTER, III*	Director	February 18, 2020
(Alan R. Buckwalter, III)
	/s/ JAKKI L. HAUSSLER*	Director	February 18, 2020
(Jakki L. Haussler)
	/s/ VICTOR L. LUND*	Director	February 18, 2020
(Victor L. Lund)
	/s/ CLIFTON H. MORRIS, JR.*	Director	February 18, 2020
(Clifton H. Morris, Jr.)
	/s/ ELLEN OCHOA*	Director	February 18, 2020
(Ellen Ochoa)
	/s/ SARA MARTINEZ TUCKER*	Director	February 18, 2020
(Sara Martinez Tucker)
	/s/ W. BLAIR WALTRIP*	Director	February 18, 2020
(W. Blair Waltrip)
	/s/ MARCUS A. WATTS*	Director	February 18, 2020
(Marcus A. Watts)
*By	/s/ GREGORY T. SANGALIS		February 18, 2020
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)

102 Service Corporation International