Form 10-Q
period 2020-03-31
SERVICE CORP INTERNATIONAL
filed 2020-04-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
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

The number of shares outstanding of the registrant’s common stock as of April 29, 2020 was 178,143,819 (net of treasury shares).

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
Combination Location (Combos) — Locations where a funeral service location is physically located within or adjoining an SCI-owned cemetery location.
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

FORM 10-Q 3

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenue
Property and merchandise revenue	$377,883	$381,209
Service revenue	367,528	355,371
Other revenue	57,554	61,632
Total revenue	802,965	798,212
Costs of revenue
Cost of property and merchandise	(196,448)	(197,894)
Cost of service	(197,524)	(190,813)
Overhead and other expenses	(229,949)	(217,671)
Costs of revenue	(623,921)	(606,378)
Gross profit	179,044	191,834
Corporate general and administrative expenses	(31,813)	(42,978)
Gains (losses) on divestitures and impairment charges, net	4,545	(1,878)
Operating income	151,776	146,978
Interest expense	(44,351)	(47,390)
Loss on early extinguishment of debt, net	(139)	—
Other (expense) income, net	(1,247)	720
Income before income taxes	106,039	100,308
Provision for income taxes	(24,038)	(21,095)
Net income	82,001	79,213
Net (income) loss attributable to noncontrolling interests	(60)	110
Net income attributable to common stockholders	$81,941	$79,323
Basic earnings per share:
Net income attributable to common stockholders	$0.45	$0.44
Basic weighted average number of shares	180,854	181,696
Diluted earnings per share:
Net income attributable to common stockholders	$0.45	$0.43
Diluted weighted average number of shares	183,585	185,317
(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 5

PART I

Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$82,001	$79,213
Other comprehensive income:
Foreign currency translation adjustments	(31,202)	7,401
Total comprehensive income	50,799	86,614
Total comprehensive income attributable to noncontrolling interests	(58)	(40)
Total comprehensive income attributable to common stockholders	$50,741	$86,574
(See notes to unaudited condensed consolidated financial statements)

6 Service Corporation International

PART I

Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$176,261	$186,276
Receivables, net of reserves of $5,485 and $2,262, respectively	75,064	81,671
Inventories	27,891	25,118
Other	80,252	80,488
Total current assets	359,468	373,553
Preneed receivables, net of reserves of $15,224 and $41,142, respectively, and trust investments	4,122,025	4,789,562
Cemetery property	1,879,960	1,873,602
Property and equipment, net	2,057,893	2,065,433
Goodwill	1,861,454	1,864,223
Deferred charges and other assets, net of reserves of $8,867 and $8,374, respectively	1,016,806	1,029,908
Cemetery perpetual care trust investments	1,417,652	1,681,149
Total assets	$12,715,258	$13,677,430

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$474,994	$478,545
Current maturities of long-term debt	85,885	69,821
Income taxes payable	26,415	8,353
Total current liabilities	587,294	556,719
Long-term debt	3,535,754	3,513,530
Deferred revenue, net	1,478,520	1,467,103
Deferred tax liability	431,010	421,482
Other liabilities	350,614	378,074
Deferred receipts held in trust	3,165,686	3,839,376
Care trusts’ corpus	1,415,287	1,677,891
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 186,057,728 and 185,100,789 shares issued, respectively, and 179,241,180 and 181,184,963 shares outstanding, respectively	179,241	181,185
Capital in excess of par value	1,010,639	1,010,361
Retained earnings	562,549	601,903
Accumulated other comprehensive (deficit) income	(1,336)	29,864
Total common stockholders’ equity	1,751,093	1,823,313
Noncontrolling interests	—	(58)
Total equity	1,751,093	1,823,255
Total liabilities and equity	$12,715,258	$13,677,430
(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 7

PART I

Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$82,001	$79,213
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	139	—
Depreciation and amortization	37,912	37,126
Amortization of intangibles	5,257	7,066
Amortization of cemetery property	13,924	15,723
Amortization of loan costs	1,276	1,620
Provision for expected credit losses	3,197	1,917
Provision for deferred income taxes	4,233	2,492
(Gains) losses on divestitures and impairment charges, net	(4,545)	1,878
Share-based compensation	3,406	4,568
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	2,460	(8,716)
Decrease (increase) in other assets	10,549	(13,180)
(Decrease) increase in payables and other liabilities	(4,832)	29,545
Effect of preneed sales production and maturities:
Decrease in preneed receivables, net and trust investments	19,134	7,983
Increase in deferred revenue, net	12,908	30,392
Decrease in deferred receipts held in trust	(7,027)	(12,731)
Net cash provided by operating activities	179,992	184,896
Cash flows from investing activities:
Capital expenditures	(52,275)	(51,573)
Business acquisitions, net of cash acquired	(26,349)	(13,882)
Real estate acquisitions	(2,114)	(5,358)
Proceeds from divestitures and sales of property and equipment	11,324	7,764
Payments for Company-owned life insurance policies	(3,770)	(7,891)
Proceeds from Company-owned life insurance policies	3,519	—
Net cash used in investing activities	(69,665)	(70,940)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	15,000
Scheduled payments of debt	(8,222)	(8,535)
Early payments of debt	(25,792)	(135,000)
Principal payments on finance leases	(10,254)	(10,657)
Proceeds from exercise of stock options	15,126	15,962
Purchase of Company common stock	(123,102)	(14,542)
Payments of dividends	(34,414)	(32,820)
Bank overdrafts and other	1,575	7,906
Net cash used in financing activities	(110,083)	(162,686)
Effect of foreign currency	(8,249)	1,540
Net decrease in cash, cash equivalents, and restricted cash	(8,005)	(47,190)
Cash, cash equivalents, and restricted cash at beginning of period	242,620	207,584
Cash, cash equivalents, and restricted cash at end of period	$234,615	$160,394
(See notes to unaudited condensed consolidated financial statements)

8 Service Corporation International

PART I

Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	$185,856	$(3,605)	$988,978	$508,578	$20,646	$(48)	$1,700,405

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255
Cumulative effect of accounting changes	—	—	—	17,118	—	—	17,118
Comprehensive income	—	—	—	81,941	(31,200)	58	50,799
Dividends declared on common stock ($.19 per share)	—	—	—	(34,414)	—	—	(34,414)
Stock option exercises	789	—	14,337	—	—	—	15,126
Restricted stock awards and units, net of forfeitures	168	—	(168)	—	—	—	—
Employee share-based compensation earned	—	—	3,406	—	—	—	3,406
Purchase of Company common stock	—	(2,901)	(16,202)	(103,999)	—	—	(123,102)
Other	—	—	(1,095)	—	—	—	(1,095)
Balance at March 31, 2020	$186,058	$(6,817)	$1,010,639	$562,549	$(1,336)	$—	$1,751,093

(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 9

PART I

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
Our unaudited condensed consolidated financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. We have retained the specialized industry accounting principles when consolidating the trusts. Our trusts are variable interest entities, for which we have determined that we are the primary beneficiary as we absorb a majority of the losses and returns associated with these trusts. Although we consolidate the trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these trusts; therefore, their interests in these trusts represent a liability to us.
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows except as described below under "Accounting Standards Adopted in 2020".
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

10 Service Corporation International

PART I

Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$176,261	$186,276
Restricted cash (1):
Included in Other current assets	56,308	54,293
Included in Deferred charges and other assets, net	2,046	2,051
Total restricted cash	58,354	56,344
Total cash, cash equivalents, and restricted cash	$234,615	$242,620

(1)
Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.

Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$40,644	$20,601	$17,478	$1,826	$80,549
Reserve for credit losses	(2,877)	(1,617)	(367)	(624)	(5,485)
Receivables, net	$37,767	$18,984	$17,111	$1,202	$75,064

	December 31, 2019
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$41,370	$20,855	$19,943	$1,765	$83,933
Allowance for doubtful accounts	(1,899)	(363)	—	—	(2,262)
Receivables, net	$39,471	$20,492	$19,943	$1,765	$81,671
Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Notes receivable	$14,203	$14,997
Reserve for credit losses	(7,926)	—
Allowance for doubtful accounts	—	(8,374)
Notes receivable, net	$6,277	$6,623

Long-term miscellaneous receivables	$7,560	$7,287
Reserve for credit losses	(941)	—
Long-term miscellaneous receivables, net	$6,619	$7,287

FORM 10-Q 11

PART I

Our atneed trade receivables primarily consist of amounts due for funeral and cemetery services already performed. We provide reserves for credit losses for our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. In the first quarter of 2020, we increased our reserve for credit losses on trade and miscellaneous receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19). Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Prior to adoption of the guidance on credit losses for financial instruments on January 1, 2020, we provided allowances for doubtful accounts on our receivables based on an analysis of historical trends of collection activity.
Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed.  We also have preneed receivables, as disclosed in Note 3, for which payment generally occurs prior to our fulfillment of the performance obligations. Our preneed contracts may also have extended payment terms with associated financing charges. We do not accrue interest on preneed receivables if they are not paid in accordance with the contractual payment terms given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. Generally, receivables are considered past due after thirty days. We do not consider preneed funeral receivables to be past due until the contract converts into an atneed contract at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than thirty days. Collections are generally managed by the locations or third party agencies acting on behalf of the locations, until a receivable is one hundred eighty days delinquent, at which time trade receivables are fully reserved.
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the three months ended March 31, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	March 31, 2020
	(In thousands)
Trade receivables:
Funeral	$(2,690)	$(679)	$993	$(523)	$22	$(2,877)
Cemetery	(1,424)	(478)	214	—	71	(1,617)
Total reserve for credit losses on trade receivables	$(4,114)	$(1,157)	$1,207	$(523)	$93	$(4,494)

Miscellaneous receivables:
Current	$(203)	$(203)	$—	$—	$39	$(367)
Long-term	(715)	(226)	—	—	—	(941)
Total reserve for credit losses on miscellaneous receivables	$(918)	$(429)	$—	$—	$39	$(1,308)

Notes receivable	$(9,031)	$33	$448	$—	$—	$(8,550)
At March 31, 2020, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$15,048	$1,609	$484	$229	$97	$11	$—	$17,478
Long-term	665	3,609	1,854	974	412	46	—	7,560
Total miscellaneous receivables	$15,713	$5,218	$2,338	$1,203	$509	$57	$—	$25,038

Notes receivable	$—	$—	$254	$—	$98	$7,030	$8,647	$16,029

12 Service Corporation International

PART I

At March 31, 2020, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$214	$41	$16	$74	$345	$17,133	$17,478
Long-term	—	—	—	—	—	7,560	7,560
Total miscellaneous receivables	$214	$41	$16	$74	$345	$24,693	$25,038

Notes receivable	$—	$—	$—	$1,214	$1,214	$14,815	$16,029

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
On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need. Due to limitations on gatherings imposed to mitigate the spread of COVID-19, some customers have requested that we delay the memorial service until after the limitations are over. For these customers, we defer the revenue for the memorial service until it is performed. Memorial services frequently include promises to direct the service, provide facilities and motor vehicles, catering, flowers, and stationary products. All other promises on these contracts, including arrangement, removal, preparation, embalming, cremation, internment, and delivery of urns and caskets and related memorialization merchandise are fulfilled at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.
Goodwill and Intangible Assets
In addition to our annual review, we assess the impairment of goodwill and indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. As a result of economic conditions caused by the response to COVID-19, at March 31, 2020, we performed a qualitative assessment of our goodwill and indefinite-lived intangible assets. Based on the qualitative assessment, we believe that it is more likely than not that the fair value of the goodwill reporting units exceeds their carrying value and no interim quantitative assessment of impairment is necessary for goodwill. Based on the qualitative assessment, including the amount by which fair value exceeded carrying value in our last annual test, we performed a quantitative assessment on certain of our tradenames. We recorded a $3.0 million impairment charge for certain of our tradenames during the three months ended March 31, 2020. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.
For our interim test, we estimated that the pre-tax savings would range from 2.0% to 5.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to the overall business.
Accounting Standards Adopted in 2020
Financial Instruments - Credit Losses
In June 2016, the FASB issued "Financial Instruments - Credit Losses" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made

FORM 10-Q 13

PART I

amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.
We adopted the new guidance as of January 1, 2020, applying a modified retrospective approach to credit loss reserves on our atneed, preneed, miscellaneous, and notes receivable and a prospective approach for credit loss reserves on our fixed income investments. As a result of the adoption, we recorded a $17.1 million increase to Retained earnings, which comprises a $26.4 million and a $5.9 million increase in Preneed receivables, net and trust investments and Deferred tax liability, respectively, and a $2.7 million and a $0.7 million decrease to Receivables, net and Deferred charges and other assets, net, respectively. The increase in Preneed receivables, net and trust investments is primarily the result of reducing the reserve for receivables that are collateralized by cemetery property down to the amount at which the amortized cost basis of the receivable exceeds the fair value of the property less costs to re-sell.
Goodwill
In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. We adopted the new standard as of January 1, 2020 and it had no impact on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of the significant unobservable inputs used in level 3 measurements. We adopted the new standard as of January 1, 2020 and it had no impact on our consolidated results of operations, consolidated financial position, and cash flows.
Recently Issued Accounting Standards
Compensation - Retirement Benefits
In August 2018, the FASB amended "Compensation - Retirement Benefits" to modify the disclosure requirements for defined benefit plans. For us, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for us with our annual filing for the year ended December 31, 2020, and we will make the required disclosure changes in that filing. Adoption will not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.
Reference Rate Reform
In March 2020, the FASB issued "Reference Rate Reform" to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

14 Service Corporation International

PART I

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)

Preneed receivables, net	$952,989	$947,232

Trust investments, at market	4,333,117	5,258,319
Insurance-backed fixed income securities and other	253,571	265,160
Trust investments	4,586,688	5,523,479
Less: Cemetery perpetual care trust investments	(1,417,652)	(1,681,149)
Preneed trust investments	3,169,036	3,842,330

Preneed receivables, net and trust investments	$4,122,025	$4,789,562
Preneed receivables, net comprised the following:

	March 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$134,456	$882,141	$1,016,597
Unearned finance charges	(16,643)	(31,741)	(48,384)
Preneed receivables, at amortized cost	117,813	850,400	968,213
Reserve for credit losses	(8,432)	(6,792)	(15,224)
Preneed receivables, net	$109,381	$843,608	$952,989

	December 31, 2019
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$130,971	$907,973	$1,038,944
Unearned finance charges	(16,328)	(34,242)	(50,570)
Preneed receivables, at amortized cost	114,643	873,731	988,374
Allowance for cancellation	(1,452)	(39,690)	(41,142)
Preneed receivables, net	$113,191	$834,041	$947,232

FORM 10-Q 15

PART I

At March 31, 2020, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$17,961	$52,966	$21,401	$10,957	$4,200	$10,328	$117,813
Cemetery	72,342	314,130	209,268	133,146	72,190	49,324	850,400
Total preneed receivables, at amortized cost	$90,303	$367,096	$230,669	$144,103	$76,390	$59,652	$968,213
At March 31, 2020, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,537	$1,828	$1,321	$12,993	$19,679	$98,134	$117,813
Cemetery	34,056	18,312	7,155	4,484	64,007	786,393	850,400
Total preneed receivables, at amortized cost	$37,593	$20,140	$8,476	$17,477	$83,686	$884,527	$968,213
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	March 31, 2020
	(In thousands)
Funeral	$(8,057)	$(1,423)	$4	$1,019	$25	$(8,432)
Cemetery	(6,700)	(221)	—	109	20	(6,792)
Total reserve for credit losses on preneed receivables	(14,757)	$(1,644)	$4	$1,128	$45	$(15,224)
The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Deposits	$105,553	$100,452
Withdrawals	$114,592	$107,356
Purchases of securities	$434,367	$446,761
Sales of securities	$334,140	$317,855
Realized gains from sales of securities(1)	$52,157	$43,525
Realized losses from sales of securities(1)	$(85,402)	$(32,631)

(1)
All realized gains and losses are recognized in Other (expense) income, net for our trust investments and are offset by a corresponding reclassification in Other (expense) income, net to Deferred receipts held in trust and Care trusts’ corpus.

16 Service Corporation International

PART I

The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		March 31, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,320	$1,882	$(101)	$50,101
Canadian government	2	36,771	94	(802)	36,063
Corporate	2	6,647	60	(104)	6,603
Residential mortgage-backed	2	3,221	162	—	3,383
Asset-backed	2	128	4	(2)	130
Equity securities:
Preferred stock	2	685	—	(192)	493
Common stock:
United States	1	1,355,659	139,724	(259,124)	1,236,259
Canada	1	35,161	8,039	(5,461)	37,739
Other international	1	89,939	6,865	(9,211)	87,593
Mutual funds:
Equity	1	777,284	1,673	(249,187)	529,770
Fixed income	1	1,273,438	3,732	(159,609)	1,117,561
Other	3	386	32	—	418
Trust investments, at fair value		3,627,639	162,267	(683,793)	3,106,113
Commingled funds
Fixed income		443,215	959	(4,927)	439,247
Equity		255,846	1,012	(8,230)	248,628
Money market funds		290,028	—	—	290,028
Private equity		178,766	79,960	(9,625)	249,101
Trust investments, at net asset value		1,167,855	81,931	(22,782)	1,227,004
Trust investments, at market		$4,795,494	$244,198	$(706,575)	$4,333,117

FORM 10-Q 17

PART I

		December 31, 2019
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,728	$752	$(130)	$50,350
Canadian government	2	41,093	76	(850)	40,319
Corporate	2	9,694	28	(172)	9,550
Residential mortgage-backed	2	3,210	59	(1)	3,268
Asset-backed	2	129	3	(4)	128
Equity securities:
Preferred stock	2	6,338	804	(115)	7,027
Common stock:
United States	1	1,349,828	303,766	(36,507)	1,617,087
Canada	1	43,866	12,369	(2,075)	54,160
Other international	1	95,257	18,227	(522)	112,962
Mutual funds:
Equity	1	746,581	31,511	(54,020)	724,072
Fixed income	1	1,247,930	16,424	(32,587)	1,231,767
Other	3	7,034	1,184	—	8,218
Trust investments, at fair value		3,600,688	385,203	(126,983)	3,858,908
Commingled funds
Fixed income		444,744	5,077	(1,731)	448,090
Equity		249,980	47,631	—	297,611
Money market funds		397,461	—	—	397,461
Private equity		176,388	80,283	(422)	256,249
Trust investments, at net asset value		1,268,573	132,991	(2,153)	1,399,411
Trust investments, at market		$4,869,261	$518,194	$(129,136)	$5,258,319

Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. The funds have not communicated the timing of any liquidations.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Fair value, beginning balance	$8,218	$9,755
Net realized and unrealized losses included in Other (expense) income, net(1)	(974)	(1,142)
Purchases	10	—
Sales	(25)	(1,505)
Transfers	(6,811)	—
Fair value, ending balance	$418	$7,108

(1)
All net unrealized losses recognized in Other (expense) income, net for our trust investments are offset by a corresponding reclassification in Other (expense) income, net to Deferred receipts held in trust and Care trusts' corpus.

18 Service Corporation International

PART I

Maturity dates of our fixed income securities range from 2020 to 2040. Maturities of fixed income securities (excluding mutual funds) at March 31, 2020 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$54,159
Due in one to five years	33,570
Due in five to ten years	8,478
Thereafter	73
Total estimated maturities of fixed income securities	$96,280

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $32.2 million and $27.5 million, for the three months ended March 31, 2020 and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $19.5 million and $20.5 million for the three months ended March 31, 2020 and 2019, respectively.
Our fixed income investment unrealized losses, their associated fair values, and the duration of unrealized losses are shown in the following tables:

	March 31, 2020
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$491	$(1)	$1,447	$(100)	$1,938	$(101)
Canadian government	—	—	11,466	(802)	11,466	(802)
Corporate	—	—	2,750	(104)	2,750	(104)
Asset-backed	—	—	14	(2)	14	(2)
Total fixed income securities with an unrealized loss	$491	$(1)	$15,677	$(1,008)	$16,168	$(1,009)

	December 31, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$3,023	$(36)	$1,947	$(94)	$4,970	$(130)
Canadian government	—	—	13,804	(850)	13,804	(850)
Corporate	30	—	4,826	(172)	4,856	(172)
Residential mortgage-backed	—	—	51	(1)	51	(1)
Asset-backed	—	—	28	(4)	28	(4)
Total fixed income securities with an unrealized loss	$3,053	$(36)	$20,656	$(1,121)	$23,709	$(1,157)

FORM 10-Q 19

PART I

Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Deferred revenue	$2,058,152	$2,046,000
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(579,632)	(578,897)
Deferred revenue, net	$1,478,520	$1,467,103
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,306,479	$4,790,552
Net preneed contract sales	238,471	240,388
Acquisitions (dispositions) of businesses, net	12,743	(12,310)
Net investment (losses) gains(1)	(665,127)	230,540
Recognized revenue from backlog(2)	(121,611)	(115,103)
Recognized revenue from current period sales	(107,821)	(101,242)
Change in amounts due on unfulfilled performance obligations	(2,555)	(6,178)
Change in cancellation reserve	1,095	148
Effect of foreign currency and other	(17,468)	2,807
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$4,644,206	$5,029,602

(1)	Includes both realized and unrealized investment (losses) gains.

(2)	Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 22.7% and 21.0% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 is above the 21.0% federal statutory tax rate primarily due to state tax expense and permanent differences, partially offset by tax benefits recognized during the quarter on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of March 31, 2020, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.7 million.
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

20 Service Corporation International

PART I

5. Debt
The components of Debt are:

	March 31, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$150,000	$150,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	152,805	153,465
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
Term Loan due May 2024	625,625	633,750
Bank Credit Facility due May 2024	345,000	295,000
Obligations under finance leases	180,728	185,252
Mortgage notes and other debt, maturities through 2050	45,707	45,104
Unamortized premiums and discounts, net	5,396	5,634
Unamortized debt issuance costs	(33,622)	(34,854)
Total debt	3,621,639	3,583,351
Less: Current maturities of long-term debt	(85,885)	(69,821)
Total long-term debt	$3,535,754	$3,513,530

Current maturities of debt at March 31, 2020 include amounts due under our term loan, senior notes, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 4.64% and 4.72% at March 31, 2020 and December 31, 2019, respectively. Approximately 69% of our total debt had a fixed interest rate at both March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020 and 2019, we paid $10.1 million and $24.9 million in cash interest, respectively.
Bank Credit Facility
As of March 31, 2020, we have $345.0 million outstanding borrowings under our Bank Credit Facility due May 2024, $625.6 million of outstanding borrowings under our Term Loan due May 2024, and $34.0 million of letters of credit issued. The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2020, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.20% at March 31, 2020. As of March 31, 2020, we have $621.0 million in borrowing capacity under the Bank Credit Facility.
Subsequent to March 31, 2020, we increased our outstanding borrowings by $45.0 million to $390.0 million under our Bank Credit Facility due May 2024.
Debt Issuances and Additions
During the three months ended March 31, 2020, we drew $75.0 million on our Bank Credit Facility for general corporate purposes.
During the three months ended March 31, 2019, we drew $15.0 million on our Bank Credit Facility for general corporate purposes.

FORM 10-Q 21

PART I

Debt Extinguishments and Reductions
During the three months ended March 31, 2020, we made aggregate debt payments of $34.0 million for scheduled and early extinguishment payments including:

•	$25.0 million in aggregate principal of our Bank Credit Facility May 2024;

•	$8.1 million in aggregate principal of our Term Loan due May 2024;

•	$0.7 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;

•	$0.1 million of premiums paid on early extinguishment; and

•	$0.1 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $0.1 million recorded in Loss on early extinguishment of debt, net in our unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.
During the three months ended March 31, 2019, we made aggregate debt payments of $143.5 million for scheduled and early extinguishment payments including:

•	$135.0 million in aggregate principal of our Bank Credit Facility December 2022;

•	$8.4 million in aggregate principal of our Term Loan due December 2022; and

•	$0.1 million in other debt.
6. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The carrying values of receivables on preneed funeral and cemetery contracts approximate fair value due to the large number of diverse individual contracts with varying terms.
The fair value of our debt instruments at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$153,375	$165,375
5.375% Senior Notes due May 2024	858,585	879,606
7.5% Notes due April 2027	169,614	188,381
4.625% Senior Notes due December 2027	546,035	577,500
5.125% Senior Notes due June 2029	825,975	798,525
Term Loan due May 2024	625,625	633,750
Bank Credit Facility due May 2024	345,000	295,000
Mortgage notes and other debt, maturities through 2050	45,707	45,104
Total fair value of debt instruments	$3,569,916	$3,583,241

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

22 Service Corporation International

PART I

7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2020, we repurchased 2,900,722 shares of common stock at an aggregate cost of $123.1 million, which is an average cost per share of $42.44. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $193.7 million at March 31, 2020.
Subsequent to March 31, 2020, we repurchased 1,097,361 shares for $41.8 million at an average cost per share of $38.09. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $151.9 million.
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.

FORM 10-Q 23

PART I

Our reportable segment, including disaggregated revenue, information was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$264,788	$258,730
Matured preneed revenue	163,583	156,450
Core funeral revenue	428,371	415,180
Non-funeral home revenue	14,451	12,973
Recognized preneed revenue	32,800	31,325
Other revenue	29,274	33,316
Total funeral revenue	504,896	492,794
Cemetery revenue:
Atneed revenue	85,043	81,451
Recognized preneed property revenue	116,082	128,612
Recognized preneed merchandise and services revenue	68,664	67,039
Core cemetery revenue	269,789	277,102
Other revenue	28,280	28,316
Total cemetery revenue	298,069	305,418
Total revenue from customers	$802,965	$798,212
Gross profit:
Funeral gross profit	$103,576	$105,418
Cemetery gross profit	75,468	86,416
Gross profit from reportable segments	179,044	191,834
Corporate general and administrative expenses	(31,813)	(42,978)
Gains (losses) on divestitures and impairment charges, net	4,545	(1,878)
Operating income	151,776	146,978
Interest expense	(44,351)	(47,390)
Loss on early extinguishment of debt, net	(139)	—
Other (expense) income, net	(1,247)	720
Income before income taxes	$106,039	$100,308

Our geographic area information is as follows:

	United States	Canada	Total
	(In thousands)
Three Months Ended March 31,
Revenue from external customers
2020	$759,272	$43,693	$802,965
2019	$754,080	$44,132	$798,212

9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2020 and December 31, 2019, we have self-insurance reserves of $86.3 million and $84.3 million, respectively.

24 Service Corporation International

PART I

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
Wage and Hour Claims. We are named as a defendant in various lawsuits alleging violations of federal and state laws regulating wage and hour pay, including but not limited to the Fredeen lawsuit described below. Given the nature of these lawsuits, except for those lawsuits where a settlement is referenced, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Lisa Fredeen, an aggrieved employee and on behalf of other aggrieved employees v. California Cemetery and Funeral Services, LLC, et al; Case No. BC706930; in the Superior Court of the State of California for the County of Los Angeles. This lawsuit was filed against SCI subsidiaries on May 18, 2018 and purports to be brought on behalf of the defendants' current and former non-exempt California employees during the four years preceding the filing of the complaint. This lawsuit asserts numerous claims for alleged wage and hour pay violations under the California Labor Code and the California Private Attorneys General Act. The plaintiff seeks unpaid wages, compensatory and punitive damages, civil penalties, attorneys’ fees and costs, and interest.
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
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the Bernstein and Taylor lawsuits described below.
Caroline Bernstein, on behalf of herself and Marla Urofsky on behalf of Rhea Schwartz, and both on behalf of all others similarly situated v. SCI Pennsylvania Funeral Services, Inc. and Service Corporation International, Case No. 2:17-cv-04960-GAM; in the United States District Court Eastern District of Pennsylvania. This case was filed in November 2017 as a purported national or alternatively as a Pennsylvania class action regarding our Forest Hills/Shalom Memorial Park in Huntingdon Valley, Pennsylvania and our Roosevelt Memorial Park Cemetery in Trevose, Pennsylvania. Plaintiffs allege wrongful burial and sales practices. Plaintiffs seek compensatory, consequential and punitive damages, attorneys’ fees and costs, interest, and injunctive relief. The court granted our motion for summary judgment on the named plaintiff’s individual claims in January 2020. This lawsuit was settled in April 2020. The financial terms of the settlement call for SCI Pennsylvania Funeral Services, Inc. to pay an immaterial amount.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods and documentation utilized in the sale of pre-need funeral goods and services are in all respects

FORM 10-Q 25

PART I

compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. We believe our contracts comply with applicable laws. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court Southern District of Florida Fort Lauderdale Division.  This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds, general, actual, compensatory and exemplary damages, civil penalties, interest and attorney fees. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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

26 Service Corporation International

PART I

10. Earnings Per Share
Basic earnings per common share excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$81,941	$79,323
Weighted average shares:
Weighted average shares — basic	180,854	181,696
Stock options	2,675	3,562
Restricted share units	56	59
Weighted average shares — diluted	183,585	185,317
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.45	$0.44
Diluted	$0.45	$0.43

The computation of diluted earnings per share excludes outstanding stock options and restricted stock units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Antidilutive options	1,228	—
Antidilutive restricted stock units	31	37

11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $28.5 million and $19.2 million, for real estate, funeral service, and cemetery locations for the three months ended March 31, 2020 and 2019, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Gains on divestitures, net	$7,629	$546
Impairment losses	(3,084)	(2,424)
Gains (losses) on divestitures and impairment charges, net	$4,545	$(1,878)

FORM 10-Q 27

PART II

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2020, we operated 1,475 funeral service locations and 483 cemeteries (including 296 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $11.5 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2020. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Recent Trends
During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19) has spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of our employees, customers, and vendors. Our dedicated team of associates on the front lines are acting as first responders and providing essential services for the well-being of our client families and communities. The operation of all of our facilities is critically dependent on our employees who staff these locations. To ensure the well-being of all our employees and their families, we have provided them with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, we provide personal protection equipment to those employees whose positions require them. We have implemented work from home policies at our corporate offices consistent with CDC guidance to reduce the risks of exposure to COVID-19, while still supporting our 1,953 North American locations and the customers they serve.
Like most businesses world-wide, COVID-19 has impacted us financially; however, we cannot, with certainty, presently predict the scope, severity, or duration with which COVID-19 will impact our business, financial condition, results of operations, and cash flows. As recently as early March 2020, sales growth was continuing to trend in line and consistent with our forecast for the first quarter of 2020 and when compared to the first quarter of 2019. However, over the last two weeks of March, we saw our preneed sales activity precipitously decline as North Americans began to practice social distancing and complying with multiple state and provincial shelter in place orders. The weakened economy has also negatively impacted our cemetery property sales. In the first quarter of 2020, comparable preneed and atneed cemetery property production declined 8.4%, which decreased our cemetery revenue. In addition, our preneed customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from COVID-19. Our sales teams are beginning to overcome social distancing obstacles by further leveraging technology and arranging virtual sales presentations with customers who currently prefer to participate from their home. Our sales teams are also utilizing various other tools and techniques such as virtual on-demand preneed sales seminars and setting up

28 Service Corporation International

PART I

informational pop-up tents to discuss pre-planning from a safe distance. Once this crisis is over, we believe we can leverage on many of the technological solutions that are helping us manage through these unprecedented times.
The rigorous restrictions placed on gatherings and mandated by state, provincial, and local governments has posed a unique challenge for our locations. In mid-March, we quickly developed a technology solution by leveraging Facebook Live, which allows extended family and friends to virtually participate in the ceremony alongside the immediate family. We now have over 1,000 locations offering this service and we have trained approximately 1,000 associates in less than a month. In addition, guests are given the opportunity to leave condolences on balloons that are tied to chapel chairs so families can feel connected to those unable to attend in person and carefully designed outdoor venues are also allowing guests to be present, yet remain at a safe distance. Also, several locations now offer customers the ability to broadcast cemetery services through radio transmitters. As we have continued to ramp up and train more locations on streaming services through Dignity Memorial® Facebook pages, we are beginning to see an increase in the number of families choosing this option resulting in tens of thousands of views. Atneed funeral directors are also using virtual meeting platforms to discuss and plan service details with client families. Although they may be unable to meet face-to-face, our funeral directors continue to listen, understand, suggest, and plan important details for honoring a loved one’s life.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $180.0 million in the first three months of 2020. As of March 31, 2020, we have $621.0 million in excess borrowing capacity under our Bank Credit Facility.
Subsequent to March 31, 2020, we increased our outstanding borrowings by $45.0 million which decreased our borrowing capacity under our Bank Credit Facility to $576.0 million.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2020, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of March 31, 2020 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.88
Interest coverage ratio	3.00 (Min)	5.04
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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.19 per common share in 2020. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt

FORM 10-Q 29

PART I

covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future.
During the three months ended March 31, 2020, we repurchased 2,900,722 shares of common stock at an aggregate cost of $123.1 million, which is an average cost per share of $42.44. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $193.7 million at March 31, 2020.
Subsequent to March 31, 2020, we repurchased 1,097,361 shares for $41.8 million at an average cost per share of $38.09. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $151.9 million.
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
Operating Activities
Net cash provided by operating activities was $180.0 million, and $184.9 million for the three months ended March 31, 2020, and 2019, respectively.
Cash flow from operations decreased $4.9 million for 2020 versus 2019. The 2020 decrease over 2019 comprises:

•	a $25.8 million increase in employee compensation, and

•	a $8.1 million increase in vendor and other payments. partially offset by

•	a $14.8 million decrease in cash interest payments,

•	a $6.8 million increase in cash receipts from customers,

•	a $6.0 million increase in General Agency (GA) and other receipts,

•	a $1.3 million decrease in net trust deposits, and
a $0.1 million decrease in cash tax payments.
Investing Activities
Cash flows from investing activities used $69.7 million and $70.9 million, in 2020, and 2019, respectively. The $1.2 million decrease from 2020 over 2019 is primarily due to the following:

•	a $7.6 million decrease in payments for Company-owned life insurance policies, net of proceeds,

•	a $3.6 million increase in cash receipts from divestitures and asset sales, and

•	a $3.2 million decrease in cash spent on real estate acquisitions for cemetery development, partially offset by

•	a $12.5 million increase in cash spent on business acquisitions, and

•	a $0.7 million increase in capital expenditures, primarily due to construction of new funeral service locations.
Financing Activities
Financing activities used $110.1 million in 2020 compared to using $162.7 million in 2019. The $52.6 million decrease from 2020 over 2019 is primarily due to:

•	a $169.9 million decrease in debt payments, net of proceeds, partially offset by

•	a $108.6 million increase in purchase of Company common stock,

•	a $6.3 million change in bank overdrafts and acquisition related financing,

•	a $1.6 million increase in payments of dividends, and

30 Service Corporation International

PART I

•	a $0.8 million decrease in proceeds from exercises of stock options.
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

	March 31, 2020	December 31, 2019
	(In millions)
Preneed funeral	$91.4	$94.6
Preneed cemetery:
Merchandise and services	154.0	147.6
Pre-construction	20.5	20.3
Bonds supporting preneed funeral and cemetery obligations	265.9	262.5
Bonds supporting preneed business permits	5.6	5.5
Other bonds	19.7	19.7
Total surety bonds outstanding	$291.2	$287.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the three months ended March 31, 2020 and 2019, we had $2.2 million and $5.7 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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

FORM 10-Q 31

PART I

The table below details our results of insurance-funded preneed production and maturities.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$125.0	$134.8
Sales production (number of contracts) (1)	22,095	23,799
General agency revenue	$32.4	$36.0
Maturities	$93.8	$90.4
Maturities (number of contracts)	15,919	15,472

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
The tables below detail our results of preneed production and maturities, excluding insurance contracts are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$89.2	$94.5
Sales production (number of contracts)	23,179	25,327
Maturities	$78.4	$73.8
Maturities (number of contracts)	19,591	18,844
Cemetery:
Sales production:
Preneed	$194.1	$216.7
Atneed	84.6	82.0
Total sales production	$278.7	$298.7
Sales production deferred to backlog:
Preneed	$94.6	$93.9
Atneed	62.3	60.8
Total sales production deferred to backlog	$156.9	$154.7
Revenue recognized from backlog:
Preneed	$65.9	$63.2
Atneed	61.8	59.6
Total revenue recognized from backlog	$127.7	$122.8
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2020 and December 31, 2019. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at March 31, 2020 and December 31, 2019. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.

32 Service Corporation International

PART I

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

	March 31, 2020		December 31, 2019
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.48	$1.48	$1.47	$1.47
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.58	0.58
Deferred receipts held in trust	3.17	3.48	3.84	3.54
Allowance for cancellation on trust investments	(0.21)	(0.24)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.02	5.30	5.62	5.34
Backlog of insurance-funded revenue (1)	6.43	6.43	6.37	6.37
Total backlog of deferred revenue	$11.45	$11.73	$11.99	$11.71

Preneed receivables, net and trust investments	$4.12	$4.43	$4.79	$4.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.58	0.58	0.58	0.58
Allowance for cancellation on trust investments	(0.21)	(0.24)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	4.49	4.77	5.10	4.82
Insurance policies associated with insurance-funded deferred revenue (1)	6.43	6.43	6.37	6.37
Total assets associated with backlog of preneed revenue	$10.92	$11.20	$11.47	$11.19

(1)	Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of March 31, 2020, the difference between the backlog and asset market amounts represents $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.09 billion collected from customers that were not required to be deposited into trusts, and $0.21 billion in allowable cash distributions from trust assets. As of March 31, 2020, the fair value of the total backlog comprised $2.85 billion related to cemetery contracts and $8.60 billion related to funeral contracts. As of March 31, 2020, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.60 billion related to cemetery contracts and $1.89 billion related to funeral contracts. As of March 31, 2020, the backlog of insurance-funded contracts of $6.43 billion is equal to the proceeds we expect to receive from the associated insurance policies.
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

FORM 10-Q 33

PART I

Our trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets primarily as a result of COVID-19. The fair market value of our trust investments declined sharply in March 2020.
As of March 31, 2020, we have net unrealized losses of $462.4 million in our trusts, as discussed in Note 3. At March 31, 2020, these net unrealized losses represented 9.6% of our original cost basis of $4.8 billion. As explained in “Critical Accounting Policies, Fair Value Measurements” in our 2019 annual report on Form 10-K, changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) or Other income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. Therefore, the majority of these net unrealized losses have no net impact on our unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2020. We do, however, rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of March 31, 2020, the asset allocation is almost evenly split between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of March 31, 2020, approximately 87% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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

34 Service Corporation International

PART I

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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2020, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the three months ended March 31, 2020, the Standard and Poor’s 500 Index decreased 19.6% and the Barclay’s Aggregate Index increased 3.2%. This compares to the SCI trusts that decreased 15.9% during the same period, which have a diversified allocation of approximately 50% equities, 36% fixed income securities, 8% alternative and other investments with remaining 6% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2020 and 2019
Management Summary
In the first quarter of 2020, we reported consolidated net income attributable to common stockholders of $81.9 million ($0.45 per diluted share) compared to net income attributable to common stockholders in 2019 of $79.3 million ($0.43 per diluted share). These results were impacted by certain significant items including:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$4.5	$(1.9)
Pre-tax loss on early extinguishment of debt, net	$(0.1)	$—
Pre-tax legal matters	$—	$(8.0)
Tax effect from special items	$(1.2)	$2.5
Change in uncertain tax reserves and other	$0.2	$—
In addition to the above items, the decrease over the prior year quarter can be attributed to lower gross profit primarily related to less preneed cemetery property sales due to the effects of the COVID-19 pandemic, which was partially offset by reductions in corporate general and administrative expenses and lower interest expense.

FORM 10-Q 35

PART I

Funeral Results

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$504.9	$492.8
Less: revenue associated with acquisitions/new construction	7.0	0.9
Less: revenue associated with divestitures	—	1.9
Comparable(1) funeral revenue	497.9	490.0
Less: comparable recognized preneed revenue	32.6	31.3
Less: comparable general agency and other revenue	29.2	33.1
Adjusted comparable funeral revenue	$436.1	$425.6
Comparable services performed	85,169	83,294
Comparable average revenue per service(2)	$5,120	$5,110

Consolidated funeral gross profit	$103.6	$105.4
Less: gross profit associated with acquisitions/new construction	1.0	0.4
Less: gross losses associated with divestitures	(0.3)	(0.8)
Comparable(1) funeral gross profit	$102.9	$105.8

(1)	We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending March 31, 2020 .

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

Funeral Revenue
Consolidated revenue from funeral operations was $504.9 million for the three months ended March 31, 2020, compared to $492.8 million for the same period in 2019. This increase is primarily attributable to the $6.1 million increase in revenue contributed by acquired and newly constructed properties and the $7.9 million increase in comparable revenue as described below, partially offset by the loss of $1.9 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $497.9 million for the three months ended March 31, 2020 compared to $490.0 million for the same period in 2019. This $7.9 million, or 1.6% increase was primarily attributable to a 2.3% increase in services performed compared to 2019. The increase in services performed comprises a 1.5% increase in services performed by our funeral service locations and a 7.1% increase in cremation services performed by our non-funeral home channel. We also experienced a $1.3 million increase in recognized preneed revenue. These revenue increases were somewhat offset by a $3.9 million decrease in other revenue primarily due to lower comparable general agency revenue as a result of a decrease in insurance-funded preneed sales production due to the social distancing effects of the pandemic.
Average revenue per funeral service increased 0.2% for the three months ended March 31, 2020 compared to the same period in 2019 as a 1.4% increase in the organic sales average was offset by a 130 basis point increase in the total cremation rate. Our total comparable cremation rate increased to 58.2% in 2020 from 56.9% in 2019 primarily as a result of an increase in direct cremations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $1.8 million, or 1.7%, in 2020 compared to 2019. This decrease is primarily attributable to a decrease in comparable funeral gross profit of $2.9 million, or 2.7%. Comparable funeral gross profit decreased $2.9 million to $102.9 million and the gross profit percentage decreased 90 basis points to 20.7%, as the revenue increases described above were more than offset by an increase in inflationary employee-related expenses and an increase in provision for expected credit losses based on current and projected economic conditions surrounding COVID-19.

36 Service Corporation International

PART I

Cemetery Results

	Three Months Ended March 31,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$298.1	$305.4
Less: revenue associated with acquisitions	0.4	—
Less: revenue associated with divestitures	0.1	0.5
Comparable(1) cemetery revenue	$297.6	$304.9

Consolidated cemetery gross profit	$75.5	$86.4
Less: gross profit associated with acquisitions	0.2	—
Less: gross profit associated with divestitures	—	—
Comparable(1) cemetery gross profit	$75.3	$86.4

(1)	We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending March 31, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $7.3 million, or 2.4%, for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in comparable revenue, The $7.3 million, or 2.4% decrease in comparable revenue was primarily attributable to a $12.9 million, or 10.0%, decrease in recognized preneed property revenue as a result of a 8.4% decline in comparable preneed and atneed cemetery property sales production due to the social distancing effects of the pandemic. These revenue decreases were partially offset by a $3.9 million, or 4.8%, increase in atneed revenue and a $1.8 million, or 2.7%, increase in recognized preneed merchandise and service revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $10.9 million, or 12.6%, in the three months ended March 31, 2020 compared to the same period in 2019, which is primarily attributable to the decrease in comparable gross profit of $11.1 million, or 12.8%. Comparable cemetery gross profit decreased $11.1 million to $75.3 million, and the gross profit percentage decreased 300 basis points to 25.3%, which was primarily driven by the decrease in revenue described above coupled with an increase in inflationary employee-related expenses, increased maintenance expenses, and an increase in provision for expected credit losses based on current and projected economic conditions surrounding COVID-19.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate General and administrative expenses were $31.8 million first three months of 2020 compared to $43.0 million in 2019. Excluding a $8.0 million legal reserve recorded in the prior year quarter, corporate general and administrative expenses decreased $3.2 million primarily related to lower long-term incentive compensation and self-insurance reserves in 2020.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $4.5 million net pre-tax gain on asset divestitures and impairments, net in the first quarter of 2020 as $7.6 million in gains from asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada were partially offset by $3.1 million in impairment charges, primarily related to certain tradenames.
Interest Expense
Interest expense decreased $3.0 million to $44.4 million for three three months ended March 31, 2020 compared to $47.4 million for three months ended March 31, 2019 primarily due to lower interest rates on our floating rate debt.
Provision for Income Taxes
Our effective tax rate was 22.7% and 21.0% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 is above the 21% federal statutory tax rate primarily due to state tax expense and permanent differences, partially offset by tax benefits recognized during the quarter on the settlement of employee share-based awards.

FORM 10-Q 37

PART II

Weighted Average Shares
The diluted weighted average number of shares outstanding was 183.6 million for the three months ended March 31, 2020 compared to 185.3 million for the same period in 2019, The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
There were no significant changes to our accounting policies that have occurred subsequent to December 31, 2019, except as described below within "Recent Accounting Pronouncements and Accounting Changes".
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

•	Our affiliated trust funds own investments in securities, which are affected by market conditions that are beyond our control.

•	We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

•	Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

•	Our credit agreements contain covenants that may prevent us from engaging in certain transactions.

•	If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.

•	Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.

FORM 10-Q 38

PART I

•	The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.

•	Unfavorable results of litigation could have a material adverse impact on our financial statements.

•	Unfavorable publicity could affect our reputation and business.

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

•	A failure of a key information technology system or process could disrupt and adversely affect our business.

•	Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.

•	The application of unclaimed property laws by certain states to our preneed funeral and cemetery backlog could have a material adverse impact on our liquidity, cash flows, and financial results.

•	The funeral and cemetery industry is competitive.

•	If the number of deaths in our markets declines, our cash flows and revenue may decrease. Changes in the number of deaths are not predictable from market to market or over the short term.

•	If we are not able to respond effectively to changing consumer preferences, our market share, operating results, financial condition, or cash flow could decrease.

•	The continuing upward trend in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.

•	Our funeral and cemetery businesses are high fixed-cost businesses.

•	Regulation and compliance could have a material adverse impact on our financial results.

•	Cemetery burial practice claims could have a material adverse impact on our financial results.

•
The COVID-19 pandemic has had an adverse effect on our business and results of operations and future public health threats could have additional material adverse consequences for our business and results of operations.

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

FORM 10-Q 39

PART I

Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2020 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, the Company implemented new controls as part of the efforts to adopt the new current expected credit losses standard (ASC 326). In particular, new controls related to gathering information and evaluating the analysis used in the development of disclosures required and accumulating and maintaining the information necessary to comply with the ongoing requirements were implemented. We evaluated the design of these new controls before adoption during the quarter ended March 31, 2020. We will continue to evaluate the need for additional internal controls over financial reporting. However, there were no additional changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40 Service Corporation International

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
The COVID-19 pandemic has had an adverse effect on our business and results of operations and future public health threats could have additional material adverse consequences for our business and results of operations.
The recent spread of COVID-19 has impacted the global economy and our business and results of operations.  As the result of the COVID-19 pandemic and the related adverse economic and health consequences, we have experienced and could continue to be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, and results of operations: our preneed sales may decrease, our preneed installment contract defaults may increase, and our funeral and cemetery revenues may decrease due to reduced and deferred services, as a result of actual or perceived consumer financial constraints, government restrictions on gathering sizes and voluntary social distancing; the value of our preneed trust investments and related net investment income may diminish due to the disruption in the financial markets;  illnesses could disrupt our workforce; our supply chain could be disrupted; our operating costs may increase due to increased overtime, supply costs, health insurance, worker’s compensation claims, or other effects related to COVID-19.

Given the ongoing and dynamic nature of the spread of COVID-19, it is difficult to predict, with certainty, the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain and largely outside of our control.

Other Risk Factors are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2020 — January 31, 2020 (1)	389,755	$46.33	314,398	$297,477,873
February 1, 2020 — February 29, 2020	220,401	$50.01	220,401	286,456,080
March 1, 2020 — March 31, 2020 (2)	2,290,566	$40.90	2,268,317	193,678,239
	2,900,722		2,803,116
(1) 75,357 shares purchased in January 2020 in connection with the surrender of shares by an associate to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 22,249 shares purchased in March 2020 in connection with the surrender of shares by an associate to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.

FORM 10-Q 41

PART II

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
Item 6. Exhibits

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

10.1	—	Form of Performance Unit Grant Award Agreement
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

42 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2020		SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)

FORM 10-Q 43