Form 10-Q
period 2020-06-30
SERVICE CORP INTERNATIONAL
filed 2020-07-31
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
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
The number of shares outstanding of the registrant’s common stock as of July 28, 2020 was 176,219,014 (net of treasury shares).

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
FORM 10-Q 3

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
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise. Management published a white paper on the corporate website for further understanding of accounting for preneed sales. You can view the white paper at http://investors.sci-corp.com under Featured Documents. Documents and information on our website are not incorporated by reference herein.

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenue
Property and merchandise revenue	$414,596	$415,492	$792,479	$796,701
Service revenue	354,799	339,090	722,327	694,461
Other revenue	50,640	57,990	108,194	119,622
Total revenue	820,035	812,572	1,623,000	1,610,784
Costs of revenue
Cost of property and merchandise	(207,102)	(213,635)	(403,550)	(411,529)
Cost of service	(173,515)	(193,378)	(371,039)	(384,191)
Overhead and other expenses	(220,651)	(214,413)	(450,600)	(432,084)
Costs of revenue	(601,268)	(621,426)	(1,225,189)	(1,227,804)
Gross profit	218,767	191,146	397,811	382,980
Corporate general and administrative expenses	(37,169)	(29,218)	(68,982)	(72,196)
Gains (losses) on divestitures and impairment charges, net	737	(11,823)	5,282	(13,701)
Operating income	182,335	150,105	334,111	297,083
Interest expense	(41,767)	(47,317)	(86,118)	(94,707)
Losses on early extinguishment of debt, net	(11)	(7,579)	(150)	(7,579)
Other income (expense), net	1,166	874	(81)	1,594
Income before income taxes	141,723	96,083	247,762	196,391
Provision for income taxes	(36,170)	(23,570)	(60,208)	(44,665)
Net income	105,553	72,513	187,554	151,726
Net income attributable to noncontrolling interests	(45)	(184)	(105)	(74)
Net income attributable to common stockholders	$105,508	$72,329	$187,449	$151,652
Basic earnings per share:
Net income attributable to common stockholders	$0.59	$0.40	$1.04	$0.83
Basic weighted average number of shares	177,902	182,369	179,378	182,048
Diluted earnings per share:
Net income attributable to common stockholders	$0.59	$0.39	$1.03	$0.82
Diluted weighted average number of shares	179,666	185,690	181,639	185,517
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$105,553	$72,513	$187,554	$151,726
Other comprehensive income:
Foreign currency translation adjustments	13,738	6,998	(17,464)	14,399
Total comprehensive income	119,291	79,511	170,090	166,125
Total comprehensive income attributable to noncontrolling interests	(47)	(36)	(105)	(76)
Total comprehensive income attributable to common stockholders	$119,244	$79,475	$169,985	$166,049
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$222,234	$186,276
Receivables, net of reserves of $6,006 and $2,262, respectively	76,963	81,671
Inventories	25,965	25,118
Other	58,474	80,488
Total current assets	383,636	373,553
Preneed receivables, net of reserves of $18,277 and $41,142, respectively, and trust investments	4,622,700	4,789,562
Cemetery property	1,882,890	1,873,602
Property and equipment, net	2,098,196	2,065,433
Goodwill	1,865,401	1,864,223
Deferred charges and other assets, net of reserves of $8,245 and $8,374, respectively	1,035,508	1,029,908
Cemetery perpetual care trust investments	1,599,599	1,681,149
Total assets	$13,487,930	$13,677,430

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$460,718	$478,545
Current maturities of long-term debt	87,267	69,821
Income taxes payable	58,840	8,353
Total current liabilities	606,825	556,719
Long-term debt	3,573,709	3,513,530
Deferred revenue, net	1,494,106	1,467,103
Deferred tax liability	433,021	421,482
Other liabilities	381,704	378,074
Deferred receipts held in trust	3,644,212	3,839,376
Care trusts’ corpus	1,600,025	1,677,891
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 186,104,673 and 185,100,789 shares issued, respectively, and 177,011,040 and 181,184,963 shares outstanding, respectively	177,011	181,185
Capital in excess of par value	1,002,988	1,010,361
Retained earnings	561,882	601,903
Accumulated other comprehensive income	12,400	29,864
Total common stockholders’ equity	1,754,281	1,823,313
Noncontrolling interests	47	(58)
Total equity	1,754,328	1,823,255
Total liabilities and equity	$13,487,930	$13,677,430
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$187,554	$151,726
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	150	7,579
Depreciation and amortization	75,582	74,244
Amortization of intangibles	11,304	13,653
Amortization of cemetery property	33,696	33,523
Amortization of loan costs	2,571	2,989
Provision for expected credit losses	9,023	4,273
Provision for deferred income taxes	5,681	6,090
(Gains) losses on divestitures and impairment charges, net	(5,282)	13,701
Share-based compensation	7,044	8,013
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in receivables	2,781	(11,608)
Increase in other assets	(18,232)	(18,643)
Increase (decrease) in payables and other liabilities	41,936	(55,148)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(16,520)	(1,594)
Increase in deferred revenue, net	39,374	55,441
Decrease in deferred receipts held in trust	(12,360)	(21,346)
Net cash provided by operating activities	364,302	262,893
Cash flows from investing activities:
Capital expenditures	(104,828)	(112,714)
Business acquisitions, net of cash acquired	(26,271)	(21,418)
Real estate acquisitions	(32,766)	(11,337)
Proceeds from divestitures and sales of property and equipment	12,136	11,380
Payments for Company-owned life insurance policies	(3,848)	(8,586)
Proceeds from Company-owned life insurance policies and other	3,519	—
Net cash used in investing activities	(152,058)	(142,675)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	190,000	854,263
Debt issuance costs	—	(15,536)
Scheduled payments of debt	(16,455)	(8,712)
Early payments of debt	(95,897)	(828,121)
Principal payments on finance leases	(20,453)	(21,807)
Proceeds from exercise of stock options	15,126	23,101
Purchase of Company common stock	(210,568)	(29,574)
Payments of dividends	(68,133)	(65,691)
Bank overdrafts and other	6,686	12,307
Net cash used in financing activities	(199,694)	(79,770)
Effect of foreign currency	(4,575)	3,113
Net increase in cash, cash equivalents, and restricted cash	7,975	43,561
Cash, cash equivalents, and restricted cash at beginning of period	242,620	207,584
Cash, cash equivalents, and restricted cash at end of period	$250,595	$251,145
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	$185,856	$(3,605)	$988,978	$508,578	$20,646	$(48)	$1,700,405
Comprehensive income	—	—	—	72,329	7,146	36	79,511
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,871)	—	—	(32,871)
Stock option exercises	513	—	6,626	—	—	—	7,139
Employee share-based compensation earned	—	—	3,445	—	—	—	3,445
Purchase of Company common stock	—	(337)	(1,832)	(12,863)	—	—	(15,032)
Other	42	—	1,577	—	—	—	1,619
Balance at June 30, 2019	$186,411	$(3,942)	$998,794	$535,173	$27,792	$(12)	$1,744,216
FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255
Cumulative effect of accounting changes	—	—	—	17,118	—	—	17,118
Comprehensive income	—	—	—	81,941	(31,200)	58	50,799
Dividends declared on common stock ($0.19 per share)	—	—	—	(34,414)	—	—	(34,414)
Stock option exercises	789	—	14,337	—	—	—	15,126
Restricted stock awards and units, net of forfeitures	168	—	(168)	—	—	—	—
Employee share-based compensation earned	—	—	3,406	—	—	—	3,406
Purchase of Company common stock	—	(2,901)	(16,202)	(103,999)	—	—	(123,102)
Other	—	—	(1,095)	—	—	—	(1,095)
Balance at March 31, 2020	$186,058	$(6,817)	$1,010,639	$562,549	$(1,336)	$—	$1,751,093
Cumulative effect of accounting changes	—	—	—	(129)	—	—	(129)
Comprehensive income	—	—	—	105,508	13,736	47	119,291
Dividends declared on common stock ($0.19 per share)	—	—	—	(33,719)	—	—	(33,719)
Employee share-based compensation earned	—	—	3,638	—	—	—	3,638
Purchase of Company common stock	—	(2,277)	(12,862)	(72,327)	—	—	(87,466)
Other	47	—	1,573	—	—	—	1,620
Balance at June 30, 2020	$186,105	$(9,094)	$1,002,988	$561,882	$12,400	$47	$1,754,328
(See notes to unaudited condensed consolidated financial statements)
10 Service Corporation International

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
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows, except as described below under "Accounting Standards Adopted in 2020".
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

FORM 10-Q 11

PART I
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$222,234	$186,276
Restricted cash (1)
Included in Other current assets	26,309	54,293
Included in Deferred charges and other assets, net	2,052	2,051
Total restricted cash	28,361	56,344
Total cash, cash equivalents, and restricted cash	$250,595	$242,620
(1) Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$39,208	$22,051	$19,856	$1,854	$82,969
Reserve for credit losses	(3,573)	(1,560)	(296)	(577)	(6,006)
Receivables, net	$35,635	$20,491	$19,560	$1,277	$76,963

	December 31, 2019
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$41,370	$20,855	$19,943	$1,765	$83,933
Allowance for doubtful accounts	(1,899)	(363)	—	—	(2,262)
Receivables, net	$39,471	$20,492	$19,943	$1,765	$81,671
Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Notes receivable	$13,421	$14,997
Reserve for credit losses	(7,295)	—
Allowance for doubtful accounts	—	(8,374)
Notes receivable, net	$6,126	$6,623

Long-term miscellaneous receivables	$6,249	$7,287
Reserve for credit losses	(950)	—
Long-term miscellaneous receivables, net	$5,299	$7,287
12 Service Corporation International

PART I
Our atneed trade receivables primarily consist of amounts due for funeral and cemetery services already performed. We provide reserves for credit losses for our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. In the six months ended June 30, 2020, we increased our reserve for credit losses on trade and miscellaneous receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19). Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Prior to adoption of the guidance on credit losses for financial instruments on January 1, 2020, we provided allowances for doubtful accounts on our receivables based on an analysis of historical trends of collection activity.
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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the six months ended June 30, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	June 30, 2020
	(In thousands)
Trade receivables:
Funeral	$(2,690)	$(2,698)	$2,644	$(935)	$106	$(3,573)
Cemetery	(1,424)	(776)	615	(42)	67	(1,560)
Total reserve for credit losses on trade receivables	$(4,114)	$(3,474)	$3,259	$(977)	$173	$(5,133)

Miscellaneous receivables:
Current	$(203)	$(118)	$—	$—	$25	$(296)
Long-term	(715)	(235)	—	—	—	(950)
Total reserve for credit losses on miscellaneous receivables	$(918)	$(353)	$—	$—	$25	$(1,246)

Notes receivable	$(9,031)	$79	$1,080	$—	$—	$(7,872)
At June 30, 2020, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$18,023	$1,227	$386	$160	$55	$5	$—	$19,856
Long-term	1,221	2,718	1,400	663	226	21	—	6,249
Total miscellaneous receivables	$19,244	$3,945	$1,786	$823	$281	$26	$—	$26,105

Notes receivable	$—	$—	$235	$—	$98	$6,648	$8,294	$15,275
FORM 10-Q 13

PART I
At June 30, 2020, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$84	$28	$—	$2	$114	$19,742	$19,856
Long-term	—	—	—	—	—	6,249	6,249
Total miscellaneous receivables	$84	$28	$—	$2	$114	$25,991	$26,105

Notes receivable	$1	$2	$2	$1,127	$1,132	$14,143	$15,275
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
On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need. Due to limitations on gatherings imposed to mitigate the spread of COVID-19, some customers have requested that we delay the memorial service until after the limitations are over. For these customers, we defer the revenue for the memorial service until it is performed. Memorial services frequently include promises to direct the service, provide facilities and motor vehicles, catering, flowers, and stationery products. All other promises on these contracts, including arrangement, removal, preparation, embalming, cremation, interment, and delivery of urns and caskets and related memorialization merchandise are fulfilled at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.
Goodwill and Intangible Assets
In addition to our annual review, we assess the impairment of goodwill and indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. As a result of the challenging economic conditions caused by the response to COVID-19, at June 30, 2020, we performed a qualitative assessment of our goodwill. Based on the qualitative assessment, we believe that it is more likely than not that the fair value of the goodwill reporting units exceeds their carrying value and no quantitative assessment of impairment is necessary at June 30, 2020.
During the six months ended June 30, 2020, we performed a quantitative assessment on certain of our tradenames. We recorded a $3.0 million impairment charge for certain of our tradenames during the first quarter of 2020. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our first quarter of 2020 test, we estimated that the pre-tax savings would range from 2.0% to 5.0% of the revenue associated with the trademark and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery tradenames, respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to the overall business.
Leases
We have 61 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $0.7 million and $1.3 million in lease income for the three and six months ended June 30, 2020, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the
14 Service Corporation International

PART I
property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures. Future undiscounted lease income from operating leases as of June 30, 2020 was as follows (in thousands):

2020 (excluding the six months ended June 30, 2020)	$1,833
2021	3,626
2022	3,225
2023	2,537
2024	2,163
2025 and thereafter	16,806
Total future undiscounted lease income	$30,190
Accounting Standards Adopted in 2020
Financial Instruments - Credit Losses
In June 2016, the FASB issued "Financial Instruments - Credit Losses" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the previous standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.
We adopted the new guidance as of January 1, 2020, applying a modified retrospective approach to credit loss reserves on our atneed, preneed, miscellaneous, and notes receivable and a prospective approach for credit loss reserves on our fixed income investments. As a result of the adoption, we recorded a $17.0 million increase to Retained earnings, which comprises a $26.4 million and a $5.8 million increase in Preneed receivables, net and trust investments and Deferred tax liability, respectively, and a $2.7 million and a $0.9 million decrease to Receivables, net and Deferred charges and other assets, net, respectively. The increase in Preneed receivables, net and trust investments is primarily the result of reducing the reserve for receivables that are collateralized by cemetery property down to the amount at which the amortized cost basis of the receivable exceeds the fair value of the property less costs to resell.
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
FORM 10-Q 15

PART I
Reference Rate Reform
In March 2020, the FASB issued "Reference Rate Reform" to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We currently have no hedging relationships and are evaluating our contracts and the optional expedients provided by the new standard.

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)

Preneed receivables, net	$977,021	$947,232

Trust investments, at market	4,993,442	5,258,319
Insurance-backed fixed income securities and other	251,836	265,160
Trust investments	5,245,278	5,523,479
Less: Cemetery perpetual care trust investments	(1,599,599)	(1,681,149)
Preneed trust investments	3,645,679	3,842,330

Preneed receivables, net and trust investments	$4,622,700	$4,789,562
Preneed receivables, net comprised the following:

	June 30, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$136,880	$900,938	$1,037,818
Unearned finance charges	(15,583)	(26,937)	(42,520)
Preneed receivables, at amortized cost	121,297	874,001	995,298
Reserve for credit losses	(10,350)	(7,927)	(18,277)
Preneed receivables, net	$110,947	$866,074	$977,021

	December 31, 2019
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$130,971	$907,973	$1,038,944
Unearned finance charges	(16,328)	(34,242)	(50,570)
Preneed receivables, at amortized cost	114,643	873,731	988,374
Allowance for cancellation	(1,452)	(39,690)	(41,142)
Preneed receivables, net	$113,191	$834,041	$947,232
16 Service Corporation International

PART I
At June 30, 2020, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$32,928	$47,157	$18,298	$9,076	$3,685	$10,153	$121,297
Cemetery	182,018	287,452	188,393	116,902	60,871	38,365	874,001
Total preneed receivables, at amortized cost	$214,946	$334,609	$206,691	$125,978	$64,556	$48,518	$995,298
At June 30, 2020, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,835	$2,233	$1,331	$14,790	$22,189	$99,108	$121,297
Cemetery	23,097	22,616	11,191	2,590	59,494	814,507	874,001
Total preneed receivables, at amortized cost	$26,932	$24,849	$12,522	$17,380	$81,683	$913,615	$995,298
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	June 30, 2020
	(In thousands)
Funeral	$(8,057)	$(3,777)	$13	$1,452	$19	$(10,350)
Cemetery	(6,700)	(1,498)	—	250	21	(7,927)
Total reserve for credit losses on preneed receivables	$(14,757)	$(5,275)	$13	$1,702	$40	$(18,277)
The table below sets forth certain investment-related activities associated with our trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Deposits	$98,341	$112,905	$203,894	$213,357
Withdrawals	$99,264	$116,680	$213,856	$224,036
Purchases of securities	$456,639	$240,376	$905,291	$689,534
Sales of securities	$441,743	$240,599	$793,569	$562,390
Realized gains from sales of securities(1)	$92,435	$54,756	$144,592	$98,281
Realized losses from sales of securities(1)	$(61,756)	$(16,251)	$(147,158)	$(48,882)
(1)All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus.

FORM 10-Q 17

PART I
The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		June 30, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$48,249	$1,923	$(249)	$49,923
Canadian government	2	38,056	58	(727)	37,387
Corporate	2	2,351	6	(81)	2,276
Residential mortgage-backed	2	3,254	168	—	3,422
Asset-backed	2	128	3	(5)	126
Equity securities:
Preferred stock	2	386	—	(35)	351
Common stock:
United States	1	1,368,878	284,456	(118,350)	1,534,984
Canada	1	35,890	7,793	(3,547)	40,136
Other international	1	87,167	19,230	(3,647)	102,750
Mutual funds:
Equity	1	812,202	13,840	(140,573)	685,469
Fixed income	1	1,292,673	23,609	(106,397)	1,209,885
Other	3	391	33	(1)	423
Trust investments, at fair value		3,689,625	351,119	(373,612)	3,667,132
Commingled funds
Fixed income		468,268	15,647	(2,247)	481,668
Equity		261,895	33,768	(243)	295,420
Money market funds		298,674	—	—	298,674
Private equity		211,805	49,716	(10,973)	250,548
Trust investments, at net asset value		1,240,642	99,131	(13,463)	1,326,310
Trust investments, at market		$4,930,267	$450,250	$(387,075)	$4,993,442
18 Service Corporation International

PART I

		December 31, 2019
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,728	$752	$(130)	$50,350
Canadian government	2	41,093	76	(850)	40,319
Corporate	2	9,694	28	(172)	9,550
Residential mortgage-backed	2	3,210	59	(1)	3,268
Asset-backed	2	129	3	(4)	128
Equity securities:
Preferred stock	2	6,338	804	(115)	7,027
Common stock:
United States	1	1,349,828	303,766	(36,507)	1,617,087
Canada	1	43,866	12,369	(2,075)	54,160
Other international	1	95,257	18,227	(522)	112,962
Mutual funds:
Equity	1	746,581	31,511	(54,020)	724,072
Fixed income	1	1,247,930	16,424	(32,587)	1,231,767
Other	3	7,034	1,184	—	8,218
Trust investments, at fair value		3,600,688	385,203	(126,983)	3,858,908
Commingled funds
Fixed income		444,744	5,077	(1,731)	448,090
Equity		249,980	47,631	—	297,611
Money market funds		397,461	—	—	397,461
Private equity		176,388	80,283	(422)	256,249
Trust investments, at net asset value		1,268,573	132,991	(2,153)	1,399,411
Trust investments, at market		$4,869,261	$518,194	$(129,136)	$5,258,319
Our private equity investments include several funds that invest in limited partnerships, distressed debt, real estate, and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. The funds' managers have not communicated the timing of any liquidations.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Fair value, beginning balance	$418	$7,108	$8,218	$9,755
Net realized and unrealized gains (losses) included in Other income (expense), net(1)	717	(322)	(257)	(1,464)
Purchases	4,559	5	4,569	5
Sales	(5,271)	(203)	(5,296)	(1,708)
Transfers	—	—	(6,811)	—
Fair value, ending balance	$423	$6,588	$423	$6,588
(1)All net realized and unrealized gains (losses) recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.
FORM 10-Q 19

PART I
Maturity dates of our fixed income securities range from 2020 to 2040. Maturities of fixed income securities (excluding mutual funds) at June 30, 2020 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$57,496
Due in one to five years	26,054
Due in five to ten years	9,494
Thereafter	90
Total estimated maturities of fixed income securities	$93,134
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $27.0 million and $29.6 million, for the three months ended June 30, 2020 and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $17.3 million and $17.5 million for the three months ended June 30, 2020 and 2019, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $59.2 million and $57.2 million, for the six months ended June 30, 2020 and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $36.8 million and $37.9 million for the six months ended June 30, 2020 and 2019, respectively.
Our fixed income investment unrealized losses, their associated fair values, and the duration of unrealized losses are shown in the following tables:

	June 30, 2020
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$1,201	$(3)	$1,243	$(246)	$2,444	$(249)
Canadian government	—	—	11,973	(727)	11,973	(727)
Corporate	54	(2)	2,235	(79)	2,289	(81)
Asset-backed	—	—	25	(5)	25	(5)
Total fixed income securities with an unrealized loss	$1,255	$(5)	$15,476	$(1,057)	$16,731	$(1,062)

	December 31, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$3,023	$(36)	$1,947	$(94)	$4,970	$(130)
Canadian government	—	—	13,804	(850)	13,804	(850)
Corporate	30	—	4,826	(172)	4,856	(172)
Residential mortgage-backed	—	—	51	(1)	51	(1)
Asset-backed	—	—	28	(4)	28	(4)
Total fixed income securities with an unrealized loss	$3,053	$(36)	$20,656	$(1,121)	$23,709	$(1,157)
20 Service Corporation International

PART I
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Deferred revenue	$2,090,129	$2,046,000
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(596,023)	(578,897)
Deferred revenue, net	$1,494,106	$1,467,103
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,306,479	$4,790,552
Net preneed contract sales	496,467	496,842
Acquisitions (dispositions) of businesses, net	12,777	(29,665)
Net investment (losses) gains(1)	(189,474)	327,819
Recognized revenue from backlog(2)	(226,663)	(212,912)
Recognized revenue from current period sales	(237,296)	(241,589)
Change in amounts due on unfulfilled performance obligations	(18,151)	(3,770)
Change in cancellation reserve	1,070	(206)
Effect of foreign currency and other	(6,891)	10,848
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,138,318	$5,137,919
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.5% and 24.5% for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 24.3% and 22.7% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 is above the 21.0% federal statutory tax rate primarily due to state tax expense, partially offset by tax benefits recognized on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of June 30, 2020, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.7 million.
The federal statutes of limitation have expired for all tax years prior to 2016, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2017. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.
FORM 10-Q 21

PART I
5. Debt
The components of Debt are:

	June 30, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$150,000	$150,000
5.375% Senior Notes due May 2024	850,000	850,000
7.5% Senior Notes due April 2027	152,710	153,465
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
Term Loan due May 2024	617,500	633,750
Bank Credit Facility due May 2024	390,000	295,000
Obligations under finance leases	175,618	185,252
Mortgage notes and other debt, maturities through 2050	52,370	45,104
Unamortized premiums and discounts, net	5,155	5,634
Unamortized debt issuance costs	(32,377)	(34,854)
Total debt	3,660,976	3,583,351
Less: Current maturities of long-term debt	(87,267)	(69,821)
Total long-term debt	$3,573,709	$3,513,530
Current maturities of debt at June 30, 2020 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 4.22% and 4.72% at June 30, 2020 and December 31, 2019, respectively. Approximately 68% and 69% of our total debt had a fixed interest rate at June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020 and 2019, we paid $83.9 million and $97.3 million in cash interest, respectively.
Bank Credit Facility
As of June 30, 2020, we had $390.0 million outstanding borrowings under our Bank Credit Facility due May 2024, $617.5 million of outstanding borrowings under our Term Loan due May 2024, and $34.0 million of letters of credit issued. The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2020, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.20% at June 30, 2020. As of June 30, 2020, we have $576.0 million in borrowing capacity under the Bank Credit Facility.
Subsequent to June 30, 2020, we increased our outstanding borrowings by $20.0 million to $410.0 million under our Bank Credit Facility due May 2024.
Debt Issuances and Additions
During the six months ended June 30, 2020, we drew $190.0 million on our Bank Credit Facility for general corporate purposes.
During the six months ended June 30, 2019, we issued or added $854.3 million of debt including:
•$750.0 million unsecured 5.125% Senior Notes due June 2029;
•$55.0 million on our Bank Credit Facility due December 2022; and
•$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank Credit Facility.
The debt proceeds were used to pay down our Bank Credit Facility due December 2022, to partially redeem our 5.375% Senior Notes due January 2022, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million .
22 Service Corporation International

PART I
Debt Extinguishments and Reductions
During the six months ended June 30, 2020, we made aggregate debt payments of $112.4 million for scheduled and early extinguishment payments including:
•$95.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$0.8 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$0.1 million of premiums paid on early extinguishment; and
•$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $0.2 million recorded in Losses on early extinguishment of debt, net in our unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.
During the six months ended June 30, 2019, we made aggregate debt payments of $836.8 million for scheduled and early extinguishment payments including:
•$450.0 million in aggregate principal of our Bank Credit Facility due December 2022;
•$40.5 million in aggregate principal payments to other members of our Term Loan due December 2022;
•$326.1 million in aggregate principal 5.375% Senior Notes due January 2022;
•$15.7 million in aggregate principal of 7.5% Senior Notes due April 2027;
•$4.3 million of premiums paid on early extinguishment; and
•$0.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $7.6 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the six months ended June 30, 2019.
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
The fair value of our debt instruments at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$159,294	$165,375
5.375% Senior Notes due May 2024	867,230	879,606
7.5% Notes due April 2027	174,074	188,381
4.625% Senior Notes due December 2027	573,485	577,500
5.125% Senior Notes due June 2029	806,250	798,525
Term Loan due May 2024	617,500	633,750
Bank Credit Facility due May 2024	390,000	295,000
Mortgage notes and other debt, maturities through 2050	52,370	45,104
Total fair value of debt instruments	$3,640,203	$3,583,241
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
FORM 10-Q 23

PART II
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2020, we repurchased 5,177,807 shares of common stock at an aggregate cost of $210.6 million, which is an average cost per share of $40.67. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $106.2 million at June 30, 2020.
Subsequent to June 30, 2020, we repurchased 791,744 shares for $30.4 million at an average cost per share of $38.40. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $75.8 million.
24 Service Corporation International

PART I
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$256,166	$245,418	$520,954	$504,148
Matured preneed revenue	158,357	148,584	321,940	305,034
Core funeral revenue	414,523	394,002	842,894	809,182
Non-funeral home revenue	14,146	13,121	28,597	26,094
Recognized preneed revenue	27,663	39,728	60,463	71,053
Other revenue	24,615	32,127	53,889	65,443
Total funeral revenue	480,947	478,978	985,843	971,772
Cemetery revenue:
Atneed revenue	91,102	82,286	176,145	163,737
Recognized preneed property revenue	152,117	151,875	268,199	280,487
Recognized preneed merchandise and services revenue	69,844	73,570	138,508	140,609
Core cemetery revenue	313,063	307,731	582,852	584,833
Other revenue	26,025	25,863	54,305	54,179
Total cemetery revenue	339,088	333,594	637,157	639,012
Total revenue from customers	$820,035	$812,572	$1,623,000	$1,610,784
Gross profit:
Funeral gross profit	$115,957	$90,590	$219,533	$196,008
Cemetery gross profit	102,810	100,556	178,278	186,972
Gross profit from reportable segments	218,767	191,146	397,811	382,980
Corporate general and administrative expenses	(37,169)	(29,218)	(68,982)	(72,196)
Gains (losses) on divestitures and impairment charges, net	737	(11,823)	5,282	(13,701)
Operating income	182,335	150,105	334,111	297,083
Interest expense	(41,767)	(47,317)	(86,118)	(94,707)
Losses on early extinguishment of debt, net	(11)	(7,579)	(150)	(7,579)
Other income (expense), net	1,166	874	(81)	1,594
Income before income taxes	$141,723	$96,083	$247,762	$196,391
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three Months Ended June 30,
Revenue from external customers:
2020	$781,842	$38,193	$820,035
2019	$767,394	$45,178	$812,572
Six Months Ended June 30,
Revenue from external customers:
2020	$1,541,114	$81,886	$1,623,000
2019	$1,521,474	$89,310	$1,610,784
FORM 10-Q 25

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2020 and December 31, 2019, we have self-insurance reserves of $87.2 million and $84.3 million, respectively.
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
Operational Claims. We are named a defendant in various lawsuits alleging operational claims, including but not limited to the State of California and Taylor lawsuits described below.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. We believe our contracts comply with applicable laws. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court Southern District of Florida Fort Lauderdale Division. This case was filed in April 2020
26 Service Corporation International

PART I
as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds, general, actual, compensatory and exemplary damages, civil penalties, interest, and attorney fees. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
Unclaimed Property Audit
We received notices from a third-party auditor representing the unclaimed property departments of certain states regarding preneed funeral and cemetery contracts that were not funded by the purchase and assignment of the proceeds of insurance policies. The auditor claims that we are subject to the laws of those states concerning escheatment of unclaimed funds. The auditor seeks escheatment of funds from the portion of such contracts for which it claims that we will probably not be required to provide services or merchandise in the future. No actual audits have commenced at this time. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
10. Earnings Per Share
Basic earnings per common share excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that participated in our earnings.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$105,508	$72,329	$187,449	$151,652
Weighted average shares:
Weighted average shares — basic	177,902	182,369	179,378	182,048
Stock options	1,740	3,278	2,221	3,418
Restricted share units	24	43	40	51
Weighted average shares — diluted	$179,666	$185,690	$181,639	$185,517
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.59	$0.40	$1.04	$0.83
Diluted	$0.59	$0.39	$1.03	$0.82
FORM 10-Q 27

PART I

The computation of diluted earnings per share excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Antidilutive options	2,706	105	1,486	—
Antidilutive restricted share units	67	—	49	—
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $59.0 million and $32.8 million, for several real estate, funeral service, and cemetery locations during the six months ended June 30, 2020 and 2019, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains (losses) on divestitures and impairment charges, net, which comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Gains (losses) on divestitures, net	$737	$(9,643)	$8,366	$(9,097)
Impairment losses	—	(2,180)	(3,084)	(4,604)
Gains (losses) on divestitures and impairment charges, net	$737	$(11,823)	$5,282	$(13,701)

28 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2020, we operated 1,472 funeral service locations and 483 cemeteries (including 296 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $11.9 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2020. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Recent Trends
During the first half of 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of our employees, customers, and vendors. Our dedicated associates on the front lines are acting as first responders and providing essential services for the well-being of our client families and communities. The operation of all our facilities is critically dependent on our employees who staff these locations. To ensure the well-being of all our employees and their families, we have provided them with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, we provide personal protection equipment to those employees whose positions require such equipment. We have continued to add measures to help ensure client families can safely visit our locations and celebrate the life of their loved ones. We have implemented work from home policies at our corporate offices consistent with CDC and local government guidance to reduce the risks of exposure to COVID-19, while still supporting our locations and the customers they serve.
Like most businesses world-wide, COVID-19 has impacted us financially; however, we cannot, with certainty, presently predict the scope, severity, or duration with which COVID-19 will impact our business, financial condition, results of operations, and cash flows. As recently as the middle of March 2020, sales growth was continuing to trend in line and consistent with our forecast for the first quarter of 2020 and when compared to the first quarter of 2019. However, over the last two weeks of March and through April, we saw our preneed sales activity precipitously decline as North Americans began to practice social distancing while complying with multiple state and provincial shelter-in-place orders. As local governments began to reopen in the back half of the second quarter, we saw an increase in the velocity of our preneed cemetery sales. Due to the impacts of COVID-19 and uncertainty about the duration of the effects, we took a variety of actions to preserve capital, including but not limited to, reducing the base salaries for officers from the peak of the COVID -19 effects in late April 2020 until late May when the impacts eased.
The rigorous restrictions placed on gatherings and mandated by state, provincial, and local governments have posed a unique challenge for our locations. In mid-March, we quickly implemented technology solutions, including leveraging Facebook Live, which allows extended family and friends to virtually participate in the ceremony alongside the immediate family. In addition, certain locations found other ways to include families and friends in services, including giving guests the opportunity to leave condolences on balloons that are tied to chapel chairs so families can feel connected to those unable to attend in person. We also carefully designed outdoor venues to allow guests to be present, yet remain at a safe distance and even offer customers the ability to broadcast cemetery services through radio transmitters at certain locations. Atneed funeral directors are also using virtual
FORM 10-Q 29

PART I
meeting platforms to discuss and plan service details with client families. Our preneed sales teams have continued to overcome social distancing obstacles in certain areas of the country by leveraging technology with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor pop-up tents to discuss pre-planning from a safe distance. Although they may face challenges to meet face-to-face, our funeral directors continue to listen, understand, suggest, and plan important details for honoring a loved one’s life.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $364.3 million in the first six months of 2020. As of June 30, 2020, we have $576.0 million in excess borrowing capacity under our Bank Credit Facility.
Subsequent to June 30, 2020, we increased our outstanding borrowings by $20.0 million, which decreased our borrowing capacity under our Bank Credit Facility to $556.0 million.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2020, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of June 30, 2020 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.79
Interest coverage ratio	3.00 (Min)	5.32
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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.19 per common share in 2020. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future.
During the six months ended June 30, 2020, we repurchased 5,177,807 shares of common stock at an aggregate cost of $210.6 million, which is an average cost per share of $40.67. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $106.2 million at June 30, 2020.
Subsequent to June 30, 2020, we repurchased 791,744 shares for $30.4 million at an average cost per share of $38.40. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $75.8 million.
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
30 Service Corporation International

PART I
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $364.3 million and $262.9 million for the six months ended June 30, 2020 and 2019, respectively.
Excluding $6.4 million in legal settlements in the prior period, cash flow from operations increased $95.0 million for six months ended June 30, 2020 versus the same period in 2019. The 2020 increase over 2019 comprises:
•a $47.6 million decrease in cash tax payments.
•a $29.6 million decrease in vendor and other payments.
•a $13.4 million decrease in cash interest payments,
•a $10.4 million decrease in employee compensation, and
•a $3.4 million increase in cash receipts from customers, partially offset by
•a $9.4 million decrease in General Agency (GA) and other receipts.
Investing Activities
Cash flows from investing activities used $152.1 million and $142.7 million for the six months ended June 30, 2020 and 2019, respectively. The $9.4 million increase from 2020 over 2019 is primarily due to the following:
•a $21.4 million increase in cash spent on real estate acquisitions, and
•a $4.9 million increase in cash spent on business acquisitions, partially offset by
•a $8.3 million decrease in payments for Company-owned life insurance policies, net of proceeds,
•a $7.9 million decrease in capital expenditures, primarily due to the temporary deferral of certain capital expenditures as we navigate the impact of the COVID-19 pandemic, and
•a $0.7 million increase in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $199.7 million for the six months ended June 30, 2020 compared to using $79.8 million for the same period in 2019. The $119.9 million increase from 2020 over 2019 is primarily due to:
•a $181.0 million increase in purchase of Company common stock,
•a $8.0 million decrease in proceeds from exercises of stock options.
•a $5.6 million change in bank overdrafts and acquisition-related financing, and
•a $2.4 million increase in payments of dividends, partially offset by
•a $77.1 million decrease in debt payments, net of proceeds.

FORM 10-Q 31

PART I
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

	June 30, 2020	December 31, 2019
	(In millions)
Preneed funeral	$94.3	$94.6
Preneed cemetery:
Merchandise and services	149.6	147.6
Pre-construction	22.2	20.3
Bonds supporting preneed funeral and cemetery obligations	266.1	262.5
Bonds supporting preneed business permits	5.5	5.5
Other bonds	19.7	19.7
Total surety bonds outstanding	$291.3	$287.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the six months ended June 30, 2020 and 2019, we had $3.7 million and $12.4 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
32 Service Corporation International

PART I
The table below details our results of insurance-funded preneed production and maturities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$104.9	$149.5	$229.9	$285.6
Sales production (number of contracts) (1)	19,353	26,215	41,448	50,127
General agency revenue	$27.3	$34.2	$59.7	$70.2
Maturities	$94.8	$84.2	$188.7	$175.3
Maturities (number of contracts)	16,553	14,365	32,473	29,978
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$79.8	$102.9	$169.0	$196.1
Sales production (number of contracts)	21,677	28,257	44,856	53,349
Maturities	$71.6	$72.4	$150.0	$145.5
Maturities (number of contracts)	19,445	18,140	39,035	36,843
Cemetery:
Sales production:
Preneed	$265.2	$240.5	$459.3	$457.2
Atneed	93.8	83.5	178.4	165.5
Total sales production	$359.0	$324.0	$637.7	$622.7
Sales production deferred to backlog:
Preneed	$116.8	$102.3	$211.4	$196.2
Atneed	67.0	61.5	129.3	122.3
Total sales production deferred to backlog	$183.8	$163.8	$340.7	$318.5
Revenue recognized from backlog:
Preneed	$76.5	$74.3	$142.4	$137.5
Atneed	63.8	59.4	125.6	119.0
Total revenue recognized from backlog	$140.3	$133.7	$268.0	$256.5
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2020 and December 31, 2019. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at June 30, 2020 and December 31, 2019. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
FORM 10-Q 33

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

	June 30, 2020		December 31, 2019
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.49	$1.49	$1.47	$1.47
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.60	0.60	0.58	0.58
Deferred receipts held in trust	3.64	3.58	3.84	3.54
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.48	5.43	5.62	5.34
Backlog of insurance-funded revenue (1)	6.44	6.44	6.37	6.37
Total backlog of deferred revenue	$11.92	$11.87	$11.99	$11.71

Preneed receivables, net and trust investments	$4.62	$4.56	$4.79	$4.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.60	0.60	0.58	0.58
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	4.97	4.92	5.10	4.82
Insurance policies associated with insurance-funded deferred revenue (1)	6.44	6.44	6.37	6.37
Total assets associated with backlog of preneed revenue	$11.41	$11.36	$11.47	$11.19
(1) Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2020, the difference between the backlog and asset market amounts represents $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.08 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets. As of June 30, 2020, the fair value of the total backlog comprised $3.12 billion related to cemetery contracts and $8.80 billion related to funeral contracts. As of June 30, 2020, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $2.89 billion related to cemetery contracts and $2.08 billion related to funeral contracts. As of June 30, 2020, the backlog of insurance-funded contracts of $6.44 billion is equal to the proceeds we expect to receive from the associated insurance policies.
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
34 Service Corporation International

PART I
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the current and future maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of June 30, 2020, the asset allocation is almost evenly split between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of June 30, 2020, approximately 88% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2020, the largest single equity position represented less than 1% of the total securities portfolio.
Private equity fund investments serve to provide high rates of return with reduced volatility and lower correlation. These investments are typically long term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including but not limited to private equity, real estate, energy,
FORM 10-Q 35

PART I
infrastructure, transportation, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the six months ended June 30, 2020, the Standard and Poor’s 500 Index decreased 3.1% and the Barclay’s Aggregate Index increased 6.1%. This compares to the SCI trusts that declined 3.4% during the same period. SCI trusts have a diversified allocation of approximately 54% equities, 34% fixed income securities, 7% alternative and other investments with remaining 5% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six Months Ended June 30, 2020 and 2019
Three Months Ended June 30, 2020 and 2019
Management Summary
In the second quarter of 2020, we reported consolidated net income attributable to common stockholders of $105.5 million ($0.59 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2019 of $72.3 million ($0.39 per diluted share). These results were impacted by certain significant items including:

	Three Months Ended June 30,
	2020	2019
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$0.7	$(11.8)
Pre-tax loss on early extinguishment of debt, net	$—	$(7.6)
Pre-tax legal settlement	$—	$1.6
Tax effect from special items	$(0.1)	$4.2
Change in uncertain tax reserves and other	$—	$(1.2)
In addition to the above items, the increase over the prior year quarter can be attributed to higher funeral gross profit and lower interest expense, partially offset by higher corporate general and administrative and income taxes.
36 Service Corporation International

PART I
Funeral Results

	Three Months Ended June 30,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$480.9	$479.0
Less: revenue associated with acquisitions/new construction	10.1	1.5
Less: revenue associated with divestitures	0.1	1.3
Comparable(1) funeral revenue	470.7	476.2
Less: comparable recognized preneed revenue	27.4	39.7
Less: comparable general agency and other revenue	24.6	31.9
Adjusted comparable funeral revenue	$418.7	$404.6
Comparable services performed	88,492	78,511
Comparable average revenue per service(2)	$4,732	$5,153

Consolidated funeral gross profit	$116.0	$90.6
Less: gross profit (loss) associated with acquisitions/new construction	3.1	(0.3)
Less: gross loss associated with divestitures	—	(0.6)
Comparable(1) funeral gross profit	$112.9	$91.5
(1) We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020 .
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
Funeral Revenue
Consolidated revenue from funeral operations was $480.9 million for the three months ended June 30, 2020 compared to $479.0 million for the same period in 2019. This increase is primarily attributable to the $8.6 million increase in revenue contributed by acquired and newly constructed properties offset by a $5.5 million decrease in comparable revenue as described below and the loss of $1.2 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $470.7 million for the three months ended June 30, 2020 compared to $476.2 million for the same period in 2019. This $5.5 million, or 1.2%, decrease was primarily attributable to a $12.3 million decrease in recognized preneed revenue and a $7.3 million decrease in comparable general agency and other revenue as both revenue decreases resulted from lower preneed sales production. These revenue decreases were somewhat offset by a 12.7% increase in services performed during the second quarter of 2020 compared to 2019 primarily due to COVID-19 pandemic related deaths. The 12.7% increase in services performed comprised a 13.2% increase in services performed by our funeral service locations and a 9.6% increase in cremations performed by our non-funeral home channel.
Average revenue per funeral service decreased 8.2% for the three months ended June 30, 2020 compared to the same period in 2019. The social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which negatively impacted our average revenue per funeral service. Our total comparable cremation rate increased to 58.9% in 2020 from 57.1% in 2019 as the COVID-19 pandemic created a temporary shift towards direct cremation, particularly in the first half of the quarter when there were more widespread restrictions on social distancing and gathering sizes.
Funeral Gross Profit
Consolidated funeral gross profit increased $25.4 million, or 28.0%, for the three months ended June 30, 2020 compared to 2019. This increase is primarily attributable to comparable funeral gross profit of $21.4 million, or 23.4%, as well as a $3.4 million increase in gross profit from acquired and newly constructed properties. Comparable funeral gross profit increased $21.4 million to $112.9 million and the gross profit percentage increased 480 basis points to 24.0%. Growth in our core business produced healthy incremental margins that more than offset the decline in lower margin revenue streams such as recognized preneed revenue and general agency revenue. The funeral margins were also positively impacted by purposeful cost reductions implemented in late March and early April in response to the COVID-19 pandemic.
FORM 10-Q 37

PART I
Cemetery Results

	Three Months Ended June 30,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$339.1	$333.6
Less: revenue associated with acquisitions	0.2	0.2
Less: revenue associated with divestitures	0.1	0.4
Comparable(1) cemetery revenue	$338.8	$333.0

Consolidated cemetery gross profit	$102.8	$100.6
Less: gross profit associated with acquisitions	—	0.1
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$102.8	$100.4
(1) We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $5.5 million, or 1.6%, for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in comparable revenue. The $5.8 million, or 1.7%, increase in comparable revenue was primarily attributable to $9.0 million, or 11.0%, increase in atneed revenue. This increase in atneed revenue was driven by an increase in services performed and was somewhat offset by a $3.5 million, or 4.8%, decrease in recognized preneed merchandise and service revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $2.2 million, or 2.2%, in the three months ended June 30, 2020 compared to the same period in 2019, which is primarily attributable to the increase in comparable gross profit of $2.4 million, or 2.4%. Comparable cemetery gross profit increased $2.4 million to $102.8 million, and the gross profit percentage increased 10 basis points to 30.3%, which was primarily driven by growth from the cemetery revenue increases described above as well as purposeful cost reductions implemented in late March and early April in response to COVID-19.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $37.2 million for the three months ended June 30, 2020 compared to $29.2 million in 2019. The prior year quarter included a reduction in legal expenses of $1.6 million. Excluding this prior year change in legal expenses, corporate general and administrative expenses increased $6.4 million primarily related to a $3.0 million charitable contribution for community outreach efforts.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $0.7 million net pre-tax gain on asset divestitures and impairments, net in the second quarter of 2020 compared to a $11.8 million pre-tax loss on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense decreased $5.6 million to $41.8 million for the three months ended June 30, 2020 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities over the last twelve months.
Provision for Income Taxes
Our effective tax rate was 25.5% and 24.5% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 is above the 21.0% federal statutory tax rate primarily due to the impact of state income taxes, partially offset by tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 179.7 million for the three months ended June 30, 2020 compared to 185.7 million for the same period in 2019. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
FORM 10-Q 38

PART I
Six Months Ended June 30, 2020 and 2019
Management Summary
In the first six months of 2020, we reported consolidated net income attributable to common stockholders of $187.4 million ($1.03 per diluted share) compared to net income attributable to common stockholders for the same period in 2019 of $151.7 million ($0.82 per diluted share). These results were impacted by certain significant items including:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$5.3	$(13.7)
Pre-tax losses on early extinguishment of debt, net	$(0.2)	$(7.6)
Pre-tax legal settlements	$—	$(6.4)
Tax effect from special items	$(1.4)	$6.8
Change in uncertain tax reserves and other	$0.2	$(1.2)
In addition to the above items, the increase over the prior year can be attributed to higher funeral gross profit and lower interest expense, which was partially offset by lower cemetery gross profit and an increase in income taxes.
Funeral Results

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$985.8	$971.8
Less: revenue associated with acquisitions/new construction	17.1	2.3
Less: revenue associated with divestitures	0.1	3.2
Comparable(1) funeral revenue	968.6	966.3
Less: comparable recognized preneed revenue	60.0	71.0
Less: comparable general agency and other revenue	53.8	65.2
Adjusted comparable funeral revenue	$854.8	$830.1
Comparable services performed	173,661	161,805
Comparable average revenue per service(2)	$4,922	$5,130

Consolidated funeral gross profit	$219.5	$196.0
Less: gross profit associated with acquisitions/new construction	4.0	—
Less: gross losses associated with divestitures	(0.3)	(1.2)
Comparable(1) funeral gross profit	$215.8	$197.2
(1) We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020 .
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
Funeral Revenue
Consolidated revenue from funeral operations was $985.8 million for the six months ended June 30, 2020, compared to $971.8 million for the same period in 2019. This increase is primarily attributable to the $14.8 million increase in revenue contributed by acquired and newly constructed properties and a $2.3 million increase in comparable revenue as described below, partially offset by the loss of $3.1 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $968.6 million for the six months ended June 30, 2020 compared to $966.3 million for the same period in 2019. This $2.3 million, or 0.2%, increase was primarily attributable to a 7.3% increase in services performed compared to 2019 primarily due to COVID-19 pandemic related deaths. The increase in services performed comprised a 7.2% increase in services performed by our funeral service locations and a 8.3% increase in cremations performed by our non-funeral home channel. These revenue increases were partially offset by a $11.0 million decrease in recognized preneed revenue
FORM 10-Q 39

PART I
and a $11.4 million decrease in general agency and other revenue as both revenue declines resulted from lower preneed sales production.
Average revenue per funeral service decreased 4.1% for the six months ended June 30, 2020 compared to the same period in 2019. The social distancing effects from the pandemic resulted in fewer and smaller funeral services which negatively impacted our average revenue per funeral service. Our total comparable cremation rate increased 150 basis points to 58.5% in the first six months of 2020 as the COVID-19 pandemic created a temporary shift towards direct cremation, particularly in the first half of the second quarter when there were more widespread restrictions on social distancing and gathering sizes.
Funeral Gross Profit
Consolidated funeral gross profit increased $23.5 million, or 12.0%, in the first half of 2020 compared to 2019. This increase is primarily attributable to increases in comparable funeral gross profit of $18.6 million, or 9.4%, as well as a $4.0 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $18.6 million to $215.8 million and the gross profit percentage increased 190 basis points to 22.3%. Growth in our core business produced healthy incremental margins that more than offset the decline in lower margin revenue streams such as recognized preneed revenue and general agency revenue. The funeral margins were also positively impacted by purposeful cost reductions implemented in late March and early April in response to the COVID-19 pandemic.
Cemetery Results

	Six Months Ended June 30,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$637.2	$639.0
Less: revenue associated with acquisitions	0.7	0.2
Less: revenue associated with divestitures	0.1	0.9
Comparable(1) cemetery revenue	$636.4	$637.9

Consolidated cemetery gross profit	$178.3	$187.0
Less: gross profit associated with acquisitions	0.2	0.1
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$178.1	$186.8
(1) We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $1.8 million, or 0.3%, for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in comparable revenue. The $1.5 million, or 0.2%, decrease in comparable revenue was primarily attributable to a $14.4 million decrease in recognized preneed revenue due to the social distancing effects of the pandemic during late first quarter and early part of the second quarter. This revenue decrease was partially offset by a $12.7 million increase in atneed revenue driven by an increase in services performed during the latter half of the second quarter.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $8.7 million, or 4.7%, in the six months ended June 30, 2020 compared to the same period in 2019, which is primarily attributable to the decrease in comparable gross profit of $8.7 million, or 4.7%. Comparable cemetery gross profit decreased $8.7 million to $178.1 million, and the gross profit percentage decreased 130 basis points to 28.0%, which was primarily driven by the decrease in the revenue described above coupled with an increase in our selling costs as a result of the $25.1 million, or 10.4%, increase in our comparable preneed sales production during the second quarter. The gross profit decline was mitigated by purposeful cost reductions implemented in late March and early April in response to COVID-19.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $69.0 million in the first six months of 2020 compared to $72.2 million in 2019. Excluding a $6.4 million legal settlement recorded in the prior year quarter, corporate general and administrative expenses increased $3.2 million primarily related to a $3.0 million charitable contribution for community outreach efforts.
40 Service Corporation International

PART I
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $5.3 million net pre-tax gain on asset divestitures and impairments, net in the second quarter of 2020 as $8.4 million in gains from asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada were partially offset by $3.1 million in impairment charges, primarily related to certain tradenames.
Interest Expense
Interest expense decreased $8.6 million to $86.1 million for the six months ended June 30, 2020 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities over the last twelve months.
Provision for Income Taxes
Our effective tax rate was 24.3% and 22.7% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 is above the 21% federal statutory tax rate primarily due to state tax expense, partially offset by tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 181.6 million for the six months ended June 30, 2020 compared to 185.5 million for the same period in 2019, The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
•The COVID-19 pandemic has had an adverse effect on our business and results of operations and future public health threats could have additional material adverse consequences for our business and results of operations.
•Our affiliated trust funds own investments in securities, which are affected by market conditions that are beyond our control.
•We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
•Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
•Our credit agreements contain covenants that may prevent us from engaging in certain transactions.
FORM 10-Q 41

PART I
•If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.
•Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.
•The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue and cash flows.
•Unfavorable results of litigation could have a material adverse impact on our financial statements.
•Unfavorable publicity could affect our reputation and business.
•We use a combination of insurance, self-insurance, and large deductibles in managing our exposure to certain inherent risks; therefore, we could be exposed to unexpected costs that could negatively affect our financial performance.
•Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
•Declines in overall economic conditions beyond our control could reduce future potential earnings and cash flows and could result in future impairments to goodwill and/or other intangible assets.
•Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
•Our Canadian business exposes us to operational, economic, and currency risks.
•Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and may prevent us from fulfilling our obligations under our indebtedness.
•A failure of a key information technology system or process could disrupt and adversely affect our business.
•Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.
•The application of unclaimed property laws by certain states to our preneed funeral and cemetery trust funds could have a material adverse impact on our liquidity, cash flows, and financial results.
•The funeral and cemetery industry is competitive.
•If the number of deaths in our markets declines, our cash flows and revenue may decrease. Changes in the number of deaths are not predictable from market to market or over the short term.
•If we are not able to respond effectively to changing consumer preferences, our market share, operating results, financial condition, or cash flow could decrease.
•The continuing upward trend in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.
•Our funeral and cemetery businesses are high fixed-cost businesses.
•Regulation and compliance could have a material adverse impact on our financial results.
•Cemetery burial practice claims could have a material adverse impact on our financial results.
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
42 Service Corporation International

PART I
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2020 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 43

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
The recent spread of COVID-19 has impacted the global economy and our business and results of operations. As a result of the COVID-19 pandemic and the related adverse economic and health consequences, we have experienced and may continue to be subject to any of the following risks:
•our preneed sales have decreased;
•our preneed installment contract defaults have increased;
•the value of our preneed trust investments and related net investment income have diminished due to the disruption in the financial markets.
We may also experience the following COVID-19 related risks:
•our funeral and cemetery revenues may decrease due to reduced and deferred services, actual or perceived consumer financial constraints, government restrictions on gathering sizes and voluntary social distancing;
•illness may disrupt our workforce;
•our supply chain could be disrupted;
•our operating costs may increase due to increased overtime, health insurance claims, worker’s compensation claims, supply costs, or other effects related to COVID-19.

Any of the foregoing risks could have a material, adverse effect on our business, financial condition, and results of operations. Given the ongoing and dynamic nature of the spread of COVID-19, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain and largely outside of our control.

To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and results of operation, it may also have the effect of heightening many of the other risks. Other Risk Factors are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2020 — April 30, 2020	1,097,361	$38.10	1,097,361	$151,872,558
May 1, 2020 — May 31, 2020 (1)	369,580	$37.24	368,922	$138,133,132
June 1, 2020 — June 30, 2020	810,144	$39.38	810,144	$106,232,812
	2,277,085		2,276,427
(1) 658 shares purchased in May 2020 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
44 Service Corporation International

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

10.1*	*	—	First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan.
10.2*		—	First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger.
10.3*		—	First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III.
10.4*		—	First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Gregory T. Sangalis.
10.5*		—	First Amendment Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Steven A. Tidwell.
10.6*		—	Eighth Amendment to 401(k) Retirement Savings Plan.
31.1		—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2		—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
FORM 10-Q 45

PART II

Exhibit Number		Description
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract, compensatory plan or arrangement.
46 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2020	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 47