Form 10-Q
period 2020-09-30
SERVICE CORP INTERNATIONAL
filed 2020-10-29
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of October 27, 2020 was 172,743,629 (net of treasury shares).

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
Care Trus' Corpus — The deposits and net realized capital gains and losses included in a perpetual care trust that cannot be withdrawn. In certain states, some or all of the net realized capital gains can be distributed, so they are not included in the corpus.
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
Cemetery Property Amortization or Amortization of Cemetery Property — The non-cash recognized expenses of cemetery property interment rights, which are recorded by specific identification with the cemetery property revenue for each contract.
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
Preneed Cemetery Sales Production — Sales of preneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed, and the property has been constructed and is available for interment.
Preneed Funeral Sales Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred revenue, net until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies will be reflected in revenue as these funerals are performed by us in the future.
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
As used herein, “SCI”, “Company”, “we”, “our”, and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise. Management has published a white paper on the corporate website for further understanding of accounting for preneed sales. You can view the white paper at http://investors.sci-corp.com under Featured Documents. Documents and information on our website are not incorporated by reference herein.

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenue
Property and merchandise revenue	$479,521	$375,398	$1,272,000	$1,172,099
Service revenue	382,466	332,838	1,104,793	1,027,299
Other revenue	56,254	61,005	164,448	180,627
Total revenue	918,241	769,241	2,541,241	2,380,025
Costs of revenue
Cost of property and merchandise	(230,568)	(197,544)	(634,118)	(609,073)
Cost of service	(190,000)	(192,262)	(561,039)	(576,453)
Overhead and other expenses	(234,017)	(219,703)	(684,617)	(651,787)
Costs of revenue	(654,585)	(609,509)	(1,879,774)	(1,837,313)
Gross profit	263,656	159,732	661,467	542,712
Corporate general and administrative expenses	(40,986)	(29,668)	(109,968)	(101,864)
Gains (losses) on divestitures and impairment charges, net	543	(1,479)	5,825	(15,180)
Operating income	223,213	128,585	557,324	425,668
Interest expense	(40,721)	(46,678)	(126,839)	(141,385)
Losses on early extinguishment of debt, net	(18,278)	(9,058)	(18,428)	(16,637)
Other income, net	629	20	548	1,614
Income before income taxes	164,843	72,869	412,605	269,260
Provision for income taxes	(37,351)	(1,997)	(97,559)	(46,662)
Net income	127,492	70,872	315,046	222,598
Net income attributable to noncontrolling interests	(77)	(80)	(182)	(154)
Net income attributable to common stockholders	$127,415	$70,792	$314,864	$222,444
Basic earnings per share:
Net income attributable to common stockholders	$0.72	$0.39	$1.77	$1.22
Basic weighted average number of shares	175,982	182,551	178,238	182,218
Diluted earnings per share:
Net income attributable to common stockholders	$0.72	$0.38	$1.74	$1.20
Diluted weighted average number of shares	178,140	185,843	180,463	185,635
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$127,492	$70,872	$315,046	$222,598
Other comprehensive income:
Foreign currency translation adjustments	7,870	(4,266)	(9,594)	10,133
Total comprehensive income	135,362	66,606	305,452	232,731
Total comprehensive income attributable to noncontrolling interests	(77)	(79)	(182)	(155)
Total comprehensive income attributable to common stockholders	$135,285	$66,527	$305,270	$232,576
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$220,304	$186,276
Receivables, net of reserves of $6,433 and $2,262, respectively	79,980	81,671
Inventories	25,830	25,118
Other	39,944	80,488
Total current assets	366,058	373,553
Preneed receivables, net of reserves of $19,332 and $41,142, respectively, and trust investments	4,835,434	4,789,562
Cemetery property	1,882,849	1,873,602
Property and equipment, net	2,113,077	2,065,433
Goodwill	1,867,885	1,864,223
Deferred charges and other assets, net of reserves of $7,493 and $8,374, respectively	1,050,785	1,029,908
Cemetery perpetual care trust investments	1,671,052	1,681,149
Total assets	$13,787,140	$13,677,430

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$524,691	$478,545
Current maturities of long-term debt	95,862	69,821
Income taxes payable	1,581	8,353
Total current liabilities	622,134	556,719
Long-term debt	3,584,506	3,513,530
Deferred revenue, net	1,501,167	1,467,103
Deferred tax liability	444,686	421,482
Other liabilities	407,079	378,074
Deferred receipts held in trust	3,813,644	3,839,376
Care trusts’ corpus	1,670,788	1,677,891
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 186,185,845 and 185,100,789 shares issued, respectively, and 174,235,023 and 181,184,963 shares outstanding, respectively	174,235	181,185
Capital in excess of par value	992,072	1,010,361
Retained earnings	556,495	601,903
Accumulated other comprehensive income	20,270	29,864
Total common stockholders’ equity	1,743,072	1,823,313
Noncontrolling interests	64	(58)
Total equity	1,743,136	1,823,255
Total liabilities and equity	$13,787,140	$13,677,430
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$315,046	$222,598
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	18,428	16,637
Depreciation and amortization	116,453	112,616
Amortization of intangibles	17,056	19,374
Amortization of cemetery property	56,854	48,648
Amortization of loan costs	3,971	4,410
Provision for expected credit losses	12,016	6,886
Provision for deferred income taxes	17,217	18,335
(Gains) losses on divestitures and impairment charges, net	(5,825)	15,180
Share-based compensation	10,571	11,563
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in receivables	(1,231)	(6,030)
Increase in other assets	(24,262)	(22,499)
Increase (decrease) in payables and other liabilities	51,989	(16,023)
Effect of preneed sales production and maturities:
(Increase) decrease in preneed receivables, net and trust investments	(89,220)	1,055
Increase in deferred revenue, net	65,982	56,078
Decrease in deferred receipts held in trust	(5,608)	(16,631)
Net cash provided by operating activities	559,437	472,197
Cash flows from investing activities:
Capital expenditures	(155,597)	(177,173)
Business acquisitions, net of cash acquired	(29,801)	(21,453)
Real estate acquisitions	(51,434)	(45,988)
Proceeds from divestitures and sales of property and equipment	12,946	13,949
Payments for Company-owned life insurance policies	(5,036)	(9,017)
Proceeds from Company-owned life insurance policies and other	3,519	—
Net cash used in investing activities	(225,403)	(239,682)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,495,000	1,089,263
Debt issuance costs	(14,501)	(15,537)
Scheduled payments of debt	(25,467)	(16,906)
Early payments of debt	(1,371,840)	(1,164,977)
Principal payments on finance leases	(30,612)	(32,258)
Proceeds from exercise of stock options	16,999	39,831
Purchase of Company common stock	(329,123)	(52,183)
Payments of dividends	(101,472)	(98,581)
Bank overdrafts and other	9,800	9,341
Net cash used in financing activities	(351,216)	(242,007)
Effect of foreign currency	(2,329)	2,201
Net decrease in cash, cash equivalents, and restricted cash	(19,511)	(7,291)
Cash, cash equivalents, and restricted cash at beginning of period	242,620	207,584
Cash, cash equivalents, and restricted cash at end of period	$223,109	$200,293
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815
Comprehensive income	—	—	—	79,323	7,251	40	86,614
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,820)	—	—	(32,820)
Employee share-based compensation earned	—	—	4,568	—	—	—	4,568
Stock option exercises	950	—	15,012	—	—	—	15,962
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Purchase of Company common stock	—	(355)	(1,935)	(12,252)	—	—	(14,542)
Other	59	—	(1,251)	—	—	—	(1,192)
Balance at March 31, 2019	$185,856	$(3,605)	$988,978	$508,578	$20,646	$(48)	$1,700,405
Comprehensive income	—	—	—	72,329	7,146	36	79,511
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,871)	—	—	(32,871)
Employee share-based compensation earned	—	—	3,445	—	—	—	3,445
Stock option exercises	513	—	6,626	—	—	—	7,139
Purchase of Company common stock	—	(337)	(1,832)	(12,863)	—	—	(15,032)
Other	42	—	1,577	—	—	—	1,619
Balance at June 30, 2019	$186,411	$(3,942)	$998,794	$535,173	$27,792	$(12)	$1,744,216
Comprehensive income	—	—	—	70,792	(4,265)	79	66,606
Dividends declared on common stock ($0.18 per share)	—	—	—	(32,890)	—	—	(32,890)
Employee share-based compensation earned	—	—	3,550	—	—	—	3,550
Stock option exercises	844	—	15,886	—	—	—	16,730
Noncontrolling interest payments	—	—		—	—	(40)	(40)
Purchase of Company common stock	—	(484)	(2,660)	(19,465)	—	—	(22,609)
Other	2	—	(45)	—	—	—	(43)
Balance at September 30, 2019	$187,257	$(4,426)	$1,015,525	$553,610	$23,527	$27	$1,775,520
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255
Cumulative effect of accounting changes	—	—	—	17,118	—	—	17,118
Comprehensive income	—	—	—	81,941	(31,200)	58	50,799
Dividends declared on common stock ($0.19 per share)	—	—	—	(34,414)	—	—	(34,414)
Employee share-based compensation earned	—	—	3,406	—	—	—	3,406
Stock option exercises	789	—	14,337	—	—	—	15,126
Restricted stock awards and units, net of forfeitures	168	—	(168)	—	—	—	—
Purchase of Company common stock	—	(2,901)	(16,202)	(103,999)	—	—	(123,102)
Other	—	—	(1,095)	—	—	—	(1,095)
Balance at March 31, 2020	$186,058	$(6,817)	$1,010,639	$562,549	$(1,336)	$—	$1,751,093
Cumulative effect of accounting changes	—	—	—	(129)	—	—	(129)
Comprehensive income	—	—	—	105,508	13,736	47	119,291
Dividends declared on common stock ($0.19 per share)	—	—	—	(33,719)	—	—	(33,719)
Employee share-based compensation earned	—	—	3,638	—	—	—	3,638
Purchase of Company common stock	—	(2,277)	(12,862)	(72,327)	—	—	(87,466)
Other	47	—	1,573	—	—	—	1,620
Balance at June 30, 2020	$186,105	$(9,094)	$1,002,988	$561,882	$12,400	$47	$1,754,328
Comprehensive income	—	—	—	127,415	7,870	77	135,362
Dividends declared on common stock ($0.19 per share)	—	—	—	(33,339)	—	—	(33,339)
Employee share-based compensation earned	—	—	3,527	—	—	—	3,527
Stock option exercises	82	—	1,791	—	—	—	1,873
Restricted stock awards and units, net of forfeitures	2	—	(2)	—	—	—	—
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Purchase of Company common stock	—	(2,857)	(16,235)	(99,463)	—	—	(118,555)
Other	(3)	—	3	—	—	—	—
Balance at September 30, 2020	$186,186	$(11,951)	$992,072	$556,495	$20,270	$64	$1,743,136

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
Reclassifications to Prior Period Financial Statements and Adjustments
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows, except as described below under "Accounting Standards Adopted in 2020."
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
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$220,304	$186,276
Restricted cash (1)
Included in Other current assets	750	54,293
Included in Deferred charges and other assets, net	2,055	2,051
Total restricted cash	2,805	56,344
Total cash, cash equivalents, and restricted cash	$223,109	$242,620
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$40,370	$21,806	$22,754	$1,483	$86,413
Reserve for credit losses	(3,868)	(1,672)	(357)	(536)	(6,433)
Receivables, net	$36,502	$20,134	$22,397	$947	$79,980

	December 31, 2019
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$41,370	$20,855	$19,943	$1,765	$83,933
Allowance for doubtful accounts	(1,899)	(363)	—	—	(2,262)
Receivables, net	$39,471	$20,492	$19,943	$1,765	$81,671

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Notes receivable	$12,644	$14,997
Reserve for credit losses	(6,534)	—
Allowance for doubtful accounts	—	(8,374)
Notes receivable, net	$6,110	$6,623

Long-term miscellaneous receivables	$6,485	$7,287
Reserve for credit losses	(959)	—
Long-term miscellaneous receivables, net	$5,526	$7,287
12 Service Corporation International

PART I
Our atneed trade receivables primarily consist of amounts due for funeral and cemetery services already performed. We provide reserves for credit losses for our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. In the nine months ended September 30, 2020, we increased our reserve for credit losses on trade and miscellaneous receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19). Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Prior to adoption of the guidance on credit losses for financial instruments on January 1, 2020, we provided allowances for doubtful accounts on our receivables based on an analysis of historical trends of collection activity.
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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the nine months ended September 30, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	September 30, 2020
	(In thousands)
Trade receivables:
Funeral	$(2,690)	$(3,867)	$3,837	$(1,393)	$245	$(3,868)
Cemetery	(1,424)	(977)	783	(58)	4	(1,672)
Total reserve for credit losses on trade receivables	$(4,114)	$(4,844)	$4,620	$(1,451)	$249	$(5,540)

Miscellaneous receivables:
Current	$(203)	$(163)	$—	$—	$9	$(357)
Long-term	(715)	(244)	—	—	—	(959)
Total reserve for credit losses on miscellaneous receivables	$(918)	$(407)	$—	$—	$9	$(1,316)

Notes receivable	$(9,031)	$121	$1,840	$—	$—	$(7,070)

At September 30, 2020, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$21,583	$633	$367	$135	$33	$3	$—	$22,754
Long-term	1,831	2,614	1,326	564	139	11	—	6,485
Total miscellaneous receivables	$23,414	$3,247	$1,693	$699	$172	$14	$—	$29,239

Notes receivable	$—	$—	$216	$—	$—	$6,263	$7,648	$14,127
FORM 10-Q 13

PART I
At September 30, 2020, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$31	$38	$—	$69	$22,685	$22,754
Long-term	—	—	—	—	—	6,485	6,485
Total miscellaneous receivables	$—	$31	$38	$—	$69	$29,170	$29,239

Notes receivable	$1	$—	$—	$1,116	$1,117	$13,010	$14,127
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
Goodwill and Intangible Assets
In addition to our annual review, we assess the impairment of goodwill and indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. During 2020, the challenging economic conditions caused by the response to COVID-19 were also considered. Based on our consideration of these factors, no interim triggering events for impairment of our goodwill or indefinite-lived intangibles were determined during 2020 or as of September 30, 2020.
However, during the first quarter of 2020, we performed a quantitative assessment on certain of our tradenames as a result of local market conditions where these businesses reside. We recorded a $3.0 million impairment charge for certain of our tradenames during the first quarter of 2020. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our first quarter of 2020 test, we estimated that the pre-tax savings would range from 2.0% to 5.0% of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery tradenames, respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to the overall business.
Leases
We have 63 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $1.1 million and $2.4 million in lease income for the three and nine months ended September 30, 2020, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements
14 Service Corporation International

PART I
contain options to purchase the property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures. Future undiscounted lease income from operating leases as of September 30, 2020 was as follows (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$1,129
2021	4,399
2022	3,999
2023	3,291
2024	2,874
2025 and thereafter	24,526
Total future undiscounted lease income	$40,218
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

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)

Preneed receivables, net	$1,019,163	$947,232

Trust investments, at market	5,238,589	5,258,319
Insurance-backed fixed income securities and other	248,734	265,160
Trust investments	5,487,323	5,523,479
Less: Cemetery perpetual care trust investments	(1,671,052)	(1,681,149)
Preneed trust investments	3,816,271	3,842,330

Preneed receivables, net and trust investments	$4,835,434	$4,789,562

Preneed receivables, net comprised the following:

	September 30, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$141,267	$935,191	$1,076,458
Unearned finance charges	(14,843)	(23,120)	(37,963)
Preneed receivables, at amortized cost	126,424	912,071	1,038,495
Reserve for credit losses	(10,928)	(8,404)	(19,332)
Preneed receivables, net	$115,496	$903,667	$1,019,163

	December 31, 2019
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$130,971	$907,973	$1,038,944
Unearned finance charges	(16,328)	(34,242)	(50,570)
Preneed receivables, at amortized cost	114,643	873,731	988,374
Allowance for cancellation	(1,452)	(39,690)	(41,142)
Preneed receivables, net	$113,191	$834,041	$947,232
16 Service Corporation International

PART I
At September 30, 2020, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$47,560	$42,161	$15,654	$7,622	$3,391	$10,036	$126,424
Cemetery	304,218	258,869	167,616	101,848	50,474	29,046	912,071
Total preneed receivables, at amortized cost	$351,778	$301,030	$183,270	$109,470	$53,865	$39,082	$1,038,495

At September 30, 2020, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$2,464	$1,925	$1,617	$16,587	$22,593	$103,831	$126,424
Cemetery	28,534	19,195	5,986	820	54,535	857,536	912,071
Total preneed receivables, at amortized cost	$30,998	$21,120	$7,603	$17,407	$77,128	$961,367	$1,038,495

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	September 30, 2020
	(In thousands)
Funeral	$(8,057)	$(4,757)	$9	$1,861	$16	$(10,928)
Cemetery	(6,700)	(2,129)	—	407	18	(8,404)
Total reserve for credit losses on preneed receivables	$(14,757)	$(6,886)	$9	$2,268	$34	$(19,332)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Deposits	$113,444	$104,964	$317,338	$318,321
Withdrawals	$102,873	$100,194	$316,729	$324,230
Purchases of securities	$452,009	$545,926	$1,358,005	$1,236,839
Sales of securities	$423,762	$546,172	$1,217,713	$1,109,589
Realized gains from sales of securities(1)	$60,772	$71,531	$205,364	$169,812
Realized losses from sales of securities(1)	$(43,243)	$(39,176)	$(190,401)	$(88,058)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.

FORM 10-Q 17

PART I
The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		September 30, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,115	$1,724	$(249)	$46,590
Canadian government	2	36,603	56	(838)	35,821
Corporate	2	1,505	13	(6)	1,512
Residential mortgage-backed	2	3,240	160	—	3,400
Asset-backed	2	113	3	(5)	111
Equity securities:
Preferred stock	2	370	—	(27)	343
Common stock:
United States	1	1,387,811	359,603	(125,062)	1,622,352
Canada	1	36,415	9,954	(3,290)	43,079
Other international	1	94,253	31,725	(4,683)	121,295
Mutual funds:
Equity	1	814,380	27,013	(101,299)	740,094
Fixed income	1	1,123,379	29,373	(52,897)	1,099,855
Other	3	200	—	(135)	65
Trust investments, at fair value		3,543,384	459,624	(288,491)	3,714,517
Commingled funds
Fixed income		651,554	21,916	(432)	673,038
Equity		260,214	60,893	(20)	321,087
Money market funds		280,325	—	—	280,325
Private equity		205,452	55,077	(10,907)	249,622
Trust investments, at net asset value		1,397,545	137,886	(11,359)	1,524,072
Trust investments, at market		$4,940,929	$597,510	$(299,850)	$5,238,589
18 Service Corporation International

PART I

		December 31, 2019
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,728	$752	$(130)	$50,350
Canadian government	2	41,093	76	(850)	40,319
Corporate	2	9,694	28	(172)	9,550
Residential mortgage-backed	2	3,210	59	(1)	3,268
Asset-backed	2	129	3	(4)	128
Equity securities:
Preferred stock	2	6,338	804	(115)	7,027
Common stock:
United States	1	1,349,828	303,766	(36,507)	1,617,087
Canada	1	43,866	12,369	(2,075)	54,160
Other international	1	95,257	18,227	(522)	112,962
Mutual funds:
Equity	1	746,581	31,511	(54,020)	724,072
Fixed income	1	1,247,930	16,424	(32,587)	1,231,767
Other	3	7,034	1,184	—	8,218
Trust investments, at fair value		3,600,688	385,203	(126,983)	3,858,908
Commingled funds
Fixed income		444,744	5,077	(1,731)	448,090
Equity		249,980	47,631	—	297,611
Money market funds		397,461	—	—	397,461
Private equity		176,388	80,283	(422)	256,249
Trust investments, at net asset value		1,268,573	132,991	(2,153)	1,399,411
Trust investments, at market		$4,869,261	$518,194	$(129,136)	$5,258,319
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
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fair value, beginning balance	$423	$6,588	$8,218	$9,755
Net realized and unrealized gains (losses) included in Other income, net(1)	(355)	(54)	(612)	(1,518)
Purchases	57	850	4,626	855
Sales	(60)	(58)	(5,356)	(1,766)
Transfers	—	—	(6,811)	—
Fair value, ending balance	$65	$7,326	$65	$7,326
(1)All net realized and unrealized gains (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.
FORM 10-Q 19

PART I
Maturity dates of our fixed income securities range from 2020 to 2040. Maturities of fixed income securities (excluding mutual funds) at September 30, 2020 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$54,490
Due in one to five years	24,892
Due in five to ten years	7,990
Thereafter	62
Total estimated maturities of fixed income securities	$87,434
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $33.9 million and $30.2 million, for the three months ended September 30, 2020 and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $15.9 million and $18.8 million for the three months ended September 30, 2020 and 2019, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $93.1 million and $87.4 million, for the nine months ended September 30, 2020 and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $52.7 million and $56.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Our fixed income investment unrealized losses, their associated fair values, and the duration of unrealized losses are shown in the following tables:

	September 30, 2020
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$2,361	$(3)	$749	$(246)	$3,110	$(249)
Canadian government	—	—	11,675	(838)	11,675	(838)
Corporate	45	—	803	(6)	848	(6)
Asset-backed	—	—	36	(5)	36	(5)
Total fixed income securities with an unrealized loss	$2,406	$(3)	$13,263	$(1,095)	$15,669	$(1,098)

	December 31, 2019
	In Loss Position Less Than 12 Months		In Loss Position Greater Than 12 Months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
			(In thousands)
U.S. Treasury	$3,023	$(36)	$1,947	$(94)	$4,970	$(130)
Canadian government	—	—	13,804	(850)	13,804	(850)
Corporate	30	—	4,826	(172)	4,856	(172)
Residential mortgage-backed	—	—	51	(1)	51	(1)
Asset-backed	—	—	28	(4)	28	(4)
Total fixed income securities with an unrealized loss	$3,053	$(36)	$20,656	$(1,121)	$23,709	$(1,157)
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
20 Service Corporation International

PART I
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Deferred revenue	$2,126,034	$2,046,000
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(624,867)	(578,897)
Deferred revenue, net	$1,501,167	$1,467,103

The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,306,479	$4,790,552
Net preneed contract sales	801,064	734,998
Acquisitions (dispositions) of businesses, net	14,201	(27,737)
Net investment (losses) gains(1)	(32,410)	288,703
Recognized revenue from backlog(2)	(324,117)	(292,653)
Recognized revenue from current period sales	(407,666)	(389,463)
Change in amounts due on unfulfilled performance obligations	(42,300)	(3,849)
Change in cancellation reserve	1,070	(842)
Effect of foreign currency and other	(1,510)	6,451
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,314,811	$5,106,160
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 22.7% and 2.7% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 23.6% and 17.3% for the nine months ended September 30, 2020 and 2019, respectively. The lower effective tax rate for the three and nine months ended September 30, 2019 was primarily due to the reduction in tax liability as a result of the expiration of statutes of limitation and higher excess tax benefits on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of September 30, 2020, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.7 million.
The federal statutes of limitation have expired for all tax years prior to 2017, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2018. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. It is reasonably possible that the amount of unrecognized tax benefits may change within the next twelve months. However, given the number of years that remain subject to examination and the number of matters being examined, an estimate of the range of the possible increase or decrease cannot be made.
FORM 10-Q 21

PART I
5. Debt
The components of Debt are:

	September 30, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$150,000	$150,000
5.375% Senior Notes due May 2024	—	850,000
7.5% Senior Notes due April 2027	152,710	153,465
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	—
Term Loan due May 2024	609,375	633,750
Bank Credit Facility due May 2024	435,000	295,000
Obligations under finance leases	170,077	185,252
Mortgage notes and other debt, maturities through 2050	51,483	45,104
Unamortized premiums and discounts, net	(404)	5,634
Unamortized debt issuance costs	(37,873)	(34,854)
Total debt	3,680,368	3,583,351
Less: Current maturities of long-term debt	(95,862)	(69,821)
Total long-term debt	$3,584,506	$3,513,530

Current maturities of debt at September 30, 2020 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.73% and 4.72% at September 30, 2020 and December 31, 2019, respectively. Approximately 67% and 69% of our total debt had a fixed interest rate at September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, we paid $102.9 million and $113.0 million in cash interest, respectively.
Bank Credit Facility
As of September 30, 2020, we had $435.0 million outstanding borrowings under our Bank Credit Facility due May 2024, $609.4 million of outstanding borrowings under our Term Loan due May 2024, and $34.0 million of letters of credit issued. The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2020, we were in compliance with all of our debt covenants. We pay a quarterly fee on the unused commitment, which was 0.20% at September 30, 2020. As of September 30, 2020, we have $531.0 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
During the nine months ended September 30, 2020, we issued or added $1.5 billion of debt including:
•$850.0 million unsecured 3.375% Senior Notes due August 2030; and
•$645.0 million on our Bank Credit Facility due May 2024.
Newly issued debt during the first nine months of 2020 was used to pay down our Bank Credit Facility due May 2024, to redeem our 5.375% Senior Notes due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.5 million.
During the nine months ended September 30, 2019, we issued or added $1.1 billion of debt including:
•$750.0 million unsecured 5.125% Senior Notes due June 2029;
22 Service Corporation International

PART I
•$55.0 million on our Bank Credit Facility due December 2022;
•$235.0 million on our Bank Credit Facility due May 2024; and
•$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank Credit Facility.
Newly issued debt during the first nine months of 2019 was used to pay down our Bank Credit Facility due December 2022, to redeem our 5.375% Senior Notes due January 2022, to redeem our 4.5% Senior Notes due November 2020, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2020, we made aggregate debt payments of $1.4 billion for scheduled and early extinguishment payments including:
•$505.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$24.4 million in aggregate principal of our Term Loan due May 2024;
•$0.8 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$850.0 million in aggregate principal of 5.375% Senior Notes due May 2024;
•$16.1 million of premiums paid on early extinguishment; and
•$1.1 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $18.4 million recorded in Losses on early extinguishment of debt, net in our unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.
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
•$8.1 million in aggregate principal of our Term Loan due December 2024;
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
FORM 10-Q 23

PART I
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
The fair value of our debt instruments at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
8.0% Senior Notes due November 2021	$160,125	$165,375
5.375% Senior Notes due May 2024	—	879,606
7.5% Notes due April 2027	178,492	188,381
4.625% Senior Notes due December 2027	585,228	577,500
5.125% Senior Notes due June 2029	828,285	798,525
3.375% Senior Notes due August 2030	855,168	—
Term Loan due May 2024	609,375	633,750
Bank Credit Facility due May 2024	435,000	295,000
Mortgage notes and other debt, maturities through 2050	51,530	45,104
Total fair value of debt instruments	$3,703,203	$3,583,241

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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2020, we repurchased 8,034,996 shares of common stock at an aggregate cost of $329.1 million, which is an average cost per share of $40.96. During August 2020, our Board of Directors increased our share repurchase authorization to $500 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $418.4 million at September 30, 2020.
Subsequent to September 30, 2020, we repurchased 1,491,394 shares for $65.4 million at an average cost per share of $43.85. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $353.0 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$275,060	$236,178	$796,014	$740,326
Matured preneed revenue	164,245	144,388	486,185	449,422
Core funeral revenue	439,305	380,566	1,282,199	1,189,748
Non-funeral home revenue	15,592	12,592	44,189	38,686
Recognized preneed revenue	32,744	33,561	93,207	104,614
Other revenue	30,993	33,404	84,882	98,847
Total funeral revenue	518,634	460,123	1,504,477	1,431,895
Cemetery revenue:
Atneed revenue	103,330	79,928	279,475	243,665
Recognized preneed property revenue	190,068	129,364	458,267	409,851
Recognized preneed merchandise and services revenue	80,948	72,225	219,456	212,834
Core cemetery revenue	374,346	281,517	957,198	866,350
Other revenue	25,261	27,601	79,566	81,780
Total cemetery revenue	399,607	309,118	1,036,764	948,130
Total revenue from customers	$918,241	$769,241	$2,541,241	$2,380,025
Gross profit:
Funeral gross profit	$124,135	$74,354	$343,668	$270,362
Cemetery gross profit	139,521	85,378	317,799	272,350
Gross profit from reportable segments	263,656	159,732	661,467	542,712
Corporate general and administrative expenses	(40,986)	(29,668)	(109,968)	(101,864)
Gains (losses) on divestitures and impairment charges, net	543	(1,479)	5,825	(15,180)
Operating income	223,213	128,585	557,324	425,668
Interest expense	(40,721)	(46,678)	(126,839)	(141,385)
Losses on early extinguishment of debt, net	(18,278)	(9,058)	(18,428)	(16,637)
Other income, net	629	20	548	1,614
Income before income taxes	$164,843	$72,869	$412,605	$269,260
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2020	$878,723	$39,518	$918,241
2019	$726,702	$42,539	$769,241
Nine months ended September 30,
Revenue from external customers:
2020	$2,419,837	$121,404	$2,541,241
2019	$2,248,176	$131,849	$2,380,025
FORM 10-Q 25

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2020 and December 31, 2019, we have self-insurance reserves of $92.6 million and $84.3 million, respectively.
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
26 Service Corporation International

PART I
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
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$127,415	$70,792	$314,864	$222,444
Weighted average shares:
Weighted average shares — basic	175,982	182,551	178,238	182,218
Stock options	2,115	3,225	2,184	3,370
Restricted share units	43	67	41	47
Weighted average shares — diluted	$178,140	$185,843	$180,463	$185,635
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.72	$0.39	$1.77	$1.22
Diluted	$0.72	$0.38	$1.74	$1.20
FORM 10-Q 27

PART I

The computation of diluted earnings per share excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Antidilutive options	1,739	785	1,572	641
Antidilutive restricted share units	—	—	54	58

11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $29.8 million and $21.5 million, for several business acquisitions, and $51.4 million and $46.0 million, for several real estate acquisitions during the nine months ended September 30, 2020 and 2019, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains (losses) on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Gains (losses) on divestitures, net	$614	$(587)	$8,980	$(9,683)
Impairment losses	(71)	(892)	(3,155)	(5,497)
Gains (losses) on divestitures and impairment charges, net	$543	$(1,479)	$5,825	$(15,180)

28 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2020, we operated 1,470 funeral service locations and 483 cemeteries (including 296 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $12.2 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2020. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers. We believe the presentation of these additional merchandise and services through our customer-facing technology improves our customers' experience by reducing administrative burdens and allowing them to visualize the enhanced product and service offerings, which we believe will help drive increases in the average revenue for a cremation in future periods.
Recent Trends
During the first nine months of 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of our employees, customers, and vendors. Our dedicated associates are acting as first responders and providing essential services for the well-being of our client families and communities. The operation of all our facilities is critically dependent on our employees who staff these locations. To ensure the well-being of all our employees and their families, we have provided them with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, we provide personal protection equipment to those employees whose positions require such equipment. We have continued to add measures to help ensure client families can safely visit our locations and celebrate the life of their loved ones. We have implemented work from home policies at our corporate offices consistent with CDC and local government guidance to reduce the risks of exposure to COVID-19, while continuing to support our locations and the customers they serve.

Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations; however, we cannot, with certainty, presently predict the scope, severity, or duration with which COVID-19 will continue to impact our business, financial condition, results of operations, and cash flows. As recently as the middle of March 2020, sales growth was continuing to trend in line and consistent with our forecast for the first quarter of 2020 and when compared to the first quarter of 2019. However, during the last two weeks of March and through April, we saw our preneed sales activity precipitously decline as North Americans began to practice social distancing, while complying with multiple state and provincial shelter-in-place orders. Due to the impacts of COVID-19 and uncertainty about the duration of the effects, we took a variety of actions to preserve capital, including but not limited to, reducing the base salaries for officers from the peak of the COVID-19 effects in late April 2020 until late May when the impacts eased. As the world continues to experience the effects of COVID-19, we remain reliant on the values and capabilities of our organization to meet the needs of our client families and to ensure our associates and customers are safe. As community restrictions lifted over the last few months, we have experienced unprecedented growth in our preneed cemetery sales as well as a significant improvement in the number of families who are desiring memorial services. We view this as further evidence that a considerable number of our customers continue to value
FORM 10-Q 29

PART I
what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $559.4 million in the first nine months of 2020. As of September 30, 2020, we have $531.0 million in excess borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2020, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of September 30, 2020 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.44
Interest coverage ratio	3.00 (Min)	6.13
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
During the nine months ended September 30, 2020, we repurchased 8,034,996 shares of common stock at an aggregate cost of $329.1 million, which is an average cost per share of $40.96. During August 2020, our Board of Directors increased our share repurchase authorization to $500.0 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $418.4 million at September 30, 2020.
30 Service Corporation International

PART I
Subsequent to September 30, 2020, we repurchased 1,491,394 shares for $65.4 million at an average cost per share of $43.85. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $353.0 million.
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
Operating Activities
Net cash provided by operating activities was $559.4 million and $472.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Excluding $6.4 million in legal settlements in the prior period, cash flow from operations increased $80.8 million for the nine months ended September 30, 2020 versus the same period in 2019. The 2020 increase over 2019 comprises:
•a $119.3 million increase in cash receipts from customers,
•a $36.2 million decrease in vendor and other payments, and
•a $10.1 million decrease in cash interest payments, partially offset by
•a $41.7 million increase in cash tax payments,
•a $22.9 million increase in employee compensation payments,
•a $13.2 million decrease in General Agency (GA) and other receipts, and
•a $7.0 million decrease in net trust withdrawals.
Investing Activities
Cash flows from investing activities used $225.4 million and $239.7 million for the nine months ended September 30, 2020 and 2019, respectively. The $14.3 million decrease from 2020 over 2019 is primarily due to the following:
•a $21.6 million decrease in capital expenditures, primarily due to the temporary deferral of certain capital expenditures as we navigate the impact of the COVID-19 pandemic, and
•a $7.5 million decrease in payments for Company-owned life insurance policies, net of proceeds, partially offset by
•a $8.3 million increase in cash spent on business acquisitions,
•a $5.5 million increase in cash spent on real estate acquisitions, and
•a $1.0 million decrease in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $351.2 million for the nine months ended September 30, 2020 compared to using $242.0 million for the same period in 2019. The $109.2 million increase from 2020 over 2019 is primarily due to:
•a $276.9 million increase in purchase of Company common stock,
•a $22.8 million decrease in proceeds from exercises of stock options, and
•a $2.9 million increase in payments of dividends, partially offset by
•a $192.9 million decrease in debt payments, net of proceeds, and
•a $0.5 million change in bank overdrafts and acquisition-related financing.

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

	September 30, 2020	December 31, 2019
	(In millions)
Preneed funeral	$94.4	$94.6
Preneed cemetery:
Merchandise and services	149.4	147.6
Pre-construction	23.2	20.3
Bonds supporting preneed funeral and cemetery obligations	267.0	262.5
Bonds supporting preneed business permits	5.5	5.5
Other bonds	20.2	19.7
Total surety bonds outstanding	$292.7	$287.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law. For the nine months ended September 30, 2020 and 2019, we had $5.2 million and $18.6 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
32 Service Corporation International

PART I
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$138.5	$145.6	$368.4	$431.2
Sales production (number of contracts) (1)	24,700	25,437	66,148	75,564
General agency revenue	$34.3	$35.6	$94.0	$105.7
Maturities	$92.6	$82.2	$281.3	$256.8
Maturities (number of contracts)	15,915	13,753	48,447	43,590
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$95.6	$93.7	$264.6	$289.8
Sales production (number of contracts)	25,027	25,259	69,883	78,608
Maturities	$80.7	$69.7	$230.7	$215.9
Maturities (number of contracts)	20,607	17,137	59,658	54,157
Cemetery:
Sales production:
Preneed	$298.8	$203.8	$758.1	$661.0
Atneed	108.6	79.9	287.0	245.4
Total sales production	$407.4	$283.7	$1,045.1	$906.4
Sales production deferred to backlog:
Preneed	$141.0	$94.1	$352.4	$290.3
Atneed	76.4	59.1	205.7	181.4
Total sales production deferred to backlog	$217.4	$153.2	$558.1	$471.7
Revenue recognized from backlog:
Preneed	$89.7	$73.8	$232.1	$211.3
Atneed	70.7	58.4	196.3	177.4
Total revenue recognized from backlog	$160.4	$132.2	$428.4	$388.7
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2020 and December 31, 2019. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at September 30, 2020 and December 31, 2019. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	September 30, 2020		December 31, 2019
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.50	$1.50	$1.47	$1.47
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.62	0.62	0.58	0.58
Deferred receipts held in trust	3.81	3.57	3.84	3.54
Allowance for cancellation on trust investments	(0.26)	(0.24)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.67	5.45	5.62	5.34
Backlog of insurance-funded revenue (1)	6.50	6.50	6.37	6.37
Total backlog of deferred revenue	$12.17	$11.95	$11.99	$11.71

Preneed receivables, net and trust investments	$4.84	$4.60	$4.79	$4.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.62	0.62	0.58	0.58
Allowance for cancellation on trust investments	(0.26)	(0.24)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.20	4.98	5.10	4.82
Insurance policies associated with insurance-funded deferred revenue (1)	6.50	6.50	6.37	6.37
Total assets associated with backlog of preneed revenue	$11.70	$11.48	$11.47	$11.19
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2020, the difference between the backlog and asset market amounts represents $0.23 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.05 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets. As of September 30, 2020, the fair value of the total backlog comprised $3.24 billion related to cemetery contracts and $8.93 billion related to funeral contracts. As of September 30, 2020, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.04 billion related to cemetery contracts and $2.16 billion related to funeral contracts. As of September 30, 2020, the backlog of insurance-funded contracts of $6.50 billion is equal to the proceeds we expect to receive from the associated insurance policies.
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
34 Service Corporation International

PART I
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the current and future maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of September 30, 2020, the asset allocation is almost evenly split between income and growth orientations. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of September 30, 2020, approximately 89% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities
FORM 10-Q 35

PART I
are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2020, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the nine months ended September 30, 2020, the Standard and Poor’s 500 Index increased 5.6% and the Barclay’s Aggregate Index increased 6.8%. This compares to the SCI trusts that increased 2.2% during the same period. SCI trusts have a diversified allocation of approximately 56% equities, 31% fixed income securities, 9% alternative and other investments with the remaining 4% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine Months Ended September 30, 2020 and 2019
Three Months Ended September 30, 2020 and 2019
Management Summary
In the third quarter of 2020, we reported consolidated net income attributable to common stockholders of $127.4 million ($0.72 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2019 of $70.8 million ($0.38 per diluted share). These results were impacted by certain significant items including:

	Three months ended September 30,
	2020	2019
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$0.5	$(1.5)
Pre-tax loss on early extinguishment of debt, net	$(18.3)	$(9.1)
Tax effect from special items	$4.6	$2.4
Change in uncertain tax reserves and other	$—	$11.1

In addition to the above items, the increase over the prior year quarter can be attributed to higher gross profit, primarily related to higher funeral services and burials performed as well as strong recognized preneed revenue growth in our cemetery business.
36 Service Corporation International

PART I
Funeral Results

	Three months ended September 30,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$518.6	$460.1
Less: revenue associated with acquisitions/new construction	9.5	3.0
Less: revenue associated with divestitures	0.1	1.3
Comparable(1) funeral revenue	509.0	455.8
Less: comparable recognized preneed revenue	32.4	33.5
Less: comparable general agency and other revenue	30.8	33.3
Adjusted comparable funeral revenue	$445.8	$389.0
Comparable services performed	88,812	74,628
Comparable average revenue per service(2)	$5,020	$5,213

Consolidated funeral gross profit	$124.1	$74.4
Less: gross profit associated with acquisitions/new construction	2.5	0.6
Less: gross losses associated with divestitures	(0.4)	(1.2)
Comparable(1) funeral gross profit	$122.0	$75.0
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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
Funeral Revenue
Consolidated revenue from funeral operations was $518.6 million for the three months ended September 30, 2020 compared to $460.1 million for the same period in 2019. This $58.5 million increase is primarily attributable to the $6.5 million increase in revenue contributed by acquired and newly constructed properties and a $53.2 million increase in comparable revenue as described below offset by the loss of $1.2 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $509.0 million for the three months ended September 30, 2020 compared to $455.8 million for the same period in 2019. This $53.2 million, or 11.7%, increase was primarily attributable to a 19.0% increase in services performed during the third quarter of 2020 compared to 2019. The 19.0% increase in services performed comprised an 18.5% increase in services performed by our funeral service locations and a 22.1% increase in cremations performed by our non-funeral home channel. These revenue increases were partially offset by $1.1 million decrease in recognized preneed revenue and a $2.5 million decrease in comparable general agency and other revenue as both revenue decreases resulted from lower preneed funeral sales production.
Average revenue per funeral service decreased 3.7% for the three months ended September 30, 2020 compared to the same period in 2019. The comparable average revenue per service continues to be negatively impacted by the social distancing effects from the pandemic resulting in fewer and smaller funeral memorial services. Our total comparable cremation rate increased to 58.5% in 2020 from 57.3% in 2019 as a result of an increase in direct cremations.
Funeral Gross Profit
Consolidated funeral gross profit increased $49.7 million, or 66.8%, for the three months ended September 30, 2020 compared to 2019. This increase is primarily attributable to the increase in comparable funeral gross profit of $47.0 million, or 62.7%, as well as a $1.9 million increase in gross profit from acquired and newly constructed properties. Comparable funeral gross profit increased $47.0 million to $122.0 million and the gross profit percentage increased 750 basis points to 24.0%. This increase in comparable gross profit was primarily due to growth in higher margin core business coupled with a leaner cost structure that is partially due to the fewer and smaller memorial services mentioned above.
FORM 10-Q 37

PART I
Cemetery Results

	Three months ended September 30,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$399.6	$309.1
Less: revenue associated with acquisitions/new construction	0.1	0.1
Less: revenue associated with divestitures	0.1	0.3
Comparable(1) cemetery revenue	$399.4	$308.7

Consolidated cemetery gross profit	$139.5	$85.4
Less: gross loss associated with acquisitions/new construction	(0.4)	—
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$139.9	$85.3
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $90.5 million, or 29.3%, for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in comparable revenue. The $90.7 million, or 29.4%, increase in comparable revenue was primarily attributable to a $93.1 million increase in comparable core revenue. The increase in comparable core revenue was led by $69.6 million growth in recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well a $23.5 million, or 29.4%, increase in atneed revenue driven by an increase in services performed.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $54.1 million, or 63.3%, in the three months ended September 30, 2020 compared to the same period in 2019, which is primarily attributable to the increase in comparable gross profit of $54.6 million, or 64.0%. Comparable cemetery gross profit increased $54.6 million to $139.9 million, and the gross profit percentage increased 740 basis points to 35.0%, resulting from the cemetery revenue increases described above coupled with a leaner cost structure. These benefits to margin were somewhat offset by higher selling compensation-related costs driven by the increase in our comparable preneed cemetery sales production.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $11.3 million to $41.0 million for the third quarter of 2020. This was primarily due to increases in our healthcare self-insurance reserves and increases in charitable contribution funding related to our community outreach efforts. The 2019 third quarter was favorably impacted by a prior year pension termination settlement.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $0.5 million net pre-tax gain on asset divestitures and impairments, net in the third quarter of 2020 compared to a $1.5 million pre-tax loss on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Losses on Early Extinguishment of Debt, Net
We incurred losses of $18.3 million on early extinguishment of debt related to debt refinancing transactions that occurred during the quarter. We issued $850.0 million of new unsecured 3.375% Senior Notes due August 2030 primarily to redeem our 5.375% Senior Notes due May 2024.
Interest Expense
Interest expense decreased $6.0 million to $40.7 million for three months ended September 30, 2020 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities over the last twelve months.

FORM 10-Q 38

PART I
Provision for Income Taxes
The GAAP effective income tax rate for the third quarter of 2020 was 22.7% up from 2.7% in the prior year quarter primarily due to the prior year reduction in a tax liability as a result of the expiration of the statute of limitations. Our adjusted effective income tax rate was 22.9% in the third quarter of 2020 compared to 18.5% in the prior year quarter. The current year effective tax rates are higher compared to the prior year quarter primarily due to lower excess tax benefits on fewer exercises of stock options during the current year.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 178.1 million for the three months ended September 30, 2020 compared to 185.8 million for the same period in 2019. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2020 and 2019
Management Summary
In the first nine months of 2020, we reported consolidated net income attributable to common stockholders of $314.9 million ($1.74 per diluted share) compared to net income attributable to common stockholders for the same period in 2019 of $222.4 million ($1.20 per diluted share). These results were impacted by certain significant items including:

	Nine months ended September 30,
	2020	2019
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$5.8	$(15.2)
Pre-tax losses on early extinguishment of debt, net	$(18.4)	$(16.6)
Pre-tax legal settlements	$—	$(6.4)
Tax effect from special items	$3.2	$8.9
Change in uncertain tax reserves and other	$0.2	$10.0

In addition to the above items, the increase over the prior year can be attributed to higher funeral and cemetery gross profit and lower interest expense, which was partially offset by higher corporate general and administrative expense and income taxes.
FORM 10-Q 39

PART I
Funeral Results

	Nine months ended September 30,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,504.5	$1,431.9
Less: revenue associated with acquisitions/new construction	26.8	5.4
Less: revenue associated with divestitures	0.7	5.1
Comparable(1) funeral revenue	1,477.0	1,421.4
Less: comparable recognized preneed revenue	92.4	104.6
Less: comparable general agency and other revenue	84.5	98.4
Adjusted comparable funeral revenue	$1,300.1	$1,218.4
Comparable services performed	262,316	236,287
Comparable average revenue per service(2)	$4,956	$5,156

Consolidated funeral gross profit	$343.7	$270.4
Less: gross profit associated with acquisitions/new construction	6.9	0.9
Less: gross losses associated with divestitures	(1.0)	(2.9)
Comparable(1) funeral gross profit	$337.8	$272.4
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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
Funeral Revenue
Consolidated revenue from funeral operations was $1,504.5 million for the nine months ended September 30, 2020, compared to $1,431.9 million for the same period in 2019. This $72.6 million increase is primarily attributable to the $21.4 million increase in revenue contributed by acquired and newly constructed properties and a $55.6 million increase in comparable revenue as described below, partially offset by the loss of $4.4 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,477.0 million for the nine months ended September 30, 2020 compared to $1,421.4 million for the same period in 2019. This $55.6 million, or 3.9%, increase was primarily attributable to a 11.0% increase in services performed compared to 2019. The increase in services performed comprised an 10.8% increase in services performed by our funeral service locations and a 12.7% increase in cremations performed by our non-funeral home channel. These revenue increases were partially offset by a $12.2 million decrease in recognized preneed revenue and a $13.9 million decrease in general agency and other revenue as both revenue declines resulted from lower preneed funeral sales production.
Average revenue per funeral service decreased 3.9% for the nine months ended September 30, 2020 compared to the same period in 2019. The comparable average revenue per service continues to be negatively impacted by the social distancing effects from the pandemic resulting in fewer and smaller funeral memorial services. Our total comparable cremation rate increased 140 basis points to 58.5% in the first nine months of 2020 as the COVID-19 pandemic created a temporary shift towards direct cremation, particularly in the first half of the year, when there were more widespread restrictions on social distancing and gathering sizes.
Funeral Gross Profit
Consolidated funeral gross profit increased $73.3 million, or 27.1%, in the first nine months of 2020 compared to 2019. This increase is primarily attributable to increases in comparable funeral gross profit of $65.4 million, or 24.0%, as well as a $6.0 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $65.4 million to $337.8 million and the gross profit percentage increased 370 basis points to 22.9%. This increase in comparable gross profit was primarily due to growth in higher margin core business coupled with a leaner cost structure that is partially due to the fewer and smaller memorial services mentioned above.
40 Service Corporation International

PART I
Cemetery Results

	Nine months ended September 30,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$1,036.8	$948.1
Less: revenue associated with acquisitions/new construction	0.8	0.3
Less: revenue associated with divestitures	0.2	1.2
Comparable(1) cemetery revenue	$1,035.8	$946.6

Consolidated cemetery gross profit	$317.8	$272.4
Less: gross (loss) profit associated with acquisitions/new construction	(0.3)	0.1
Less: gross profit associated with divestitures	0.1	0.3
Comparable(1) cemetery gross profit	$318.0	$272.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $88.7 million, or 9.4%, for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in comparable revenue. The $89.2 million, or 9.4%, increase in comparable revenue was primarily attributable to a $55.2 million increase in recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well as a $36.2 million, or 14.9%, increase in atneed revenue driven by an increase in services performed.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $45.4 million, or 16.7%, in the nine months ended September 30, 2020 compared to the same period in 2019, which is primarily attributable to the increase in comparable gross profit of $46.0 million, or 16.9%. Comparable cemetery gross profit increased $46.0 million to $318.0 million, and the gross profit percentage increased 200 basis points to 30.7%, which was primarily driven by the increase in the revenue described above coupled with a leaner cost structure. This benefit to margin was partially offset by higher selling compensation-related costs driven by the $95.4 million, or 46.9%, increase in our comparable preneed cemetery sales production during the third quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $110.0 million in the first nine months of 2020 compared to $101.9 million in 2019. Excluding a $6.4 million legal settlement recorded in the prior year, Corporate general and administrative expenses increased $14.5 million primarily related to charitable contributions for community outreach efforts, incentive compensation expenses, including hero bonuses for certain front line associates, and a prior year pension termination settlement.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $5.8 million net pre-tax gain and a $15.2 million net pre-tax loss on asset divestitures and impairments, for the nine months ended September 30, 2020, and 2019, respectively. The nine months ended September 30, 2020 included $9.0 million in gains from asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada were partially offset by $3.2 million in impairment charges, primarily related to certain tradenames. The nine months ended September 30, 2019 included $9.7 million in losses from asset divestitures associated with non-strategic funeral and cemetery locations and $5.5 million in impairment charges.
Losses on Early Extinguishment of Debt, Net
We incurred losses of $18.4 million during the nine months ended September 30, 2020 and $16.6 million in the same period of 2019 on the early extinguishment of debt associated with the execution of strategic refinancing transactions. During the three months ended September 30, 2020, we completed the refinancing of our 5.375% Senior Notes due 2024 as well as open market repurchases of our 7.5% Senior Notes due 2027. During the nine months ended September 30, 2019, these transactions include the open market repurchases of our 7.5% Senior Notes due 2027 along with the refinancing of our 4.5% Senior Notes due November 2020 and our 5.375% Senior Notes due January 2022.
FORM 10-Q 41

PART I
Interest Expense
Interest expense decreased $14.5 million to $126.8 million for the nine months ended September 30, 2020 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities over the last twelve months.
Provision for Income Taxes
Our effective tax rate was 23.6% and 17.3% for the nine months ended September 30, 2020 and 2019, respectively. The lower effective tax rate for the nine months ended September 30, 2019 is primarily due to the reduction in tax liability as a result of the expiration of statutes of limitation and higher excess tax benefits on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 180.5 million for the nine months ended September 30, 2020 compared to 185.6 million for the same period in 2019. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
•Unforeseen effects from the COVID-19 pandemic could have material adverse consequences for our business and results of operations.
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
42 Service Corporation International

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2020 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and
FORM 10-Q 43

PART I
Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
44 Service Corporation International

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
The COVID-19 pandemic has impacted the global economy and has had an adverse effect on certain aspects of our business and results of operations while having a positive effect on others as described in Item 2 of Part I, "Management Discussion and Analysis of Financial Condition and Results of Operations." Future public health threats could have material adverse consequences for our business and results of operations.
As a result of the COVID-19 pandemic and the related adverse economic and health consequences, we have experienced and may continue to be subject to any of the following risks:
•our preneed funeral sales have decreased and our preneed cemetery sales temporarily decreased;
•our preneed installment contract defaults have increased;
•the value of our preneed trust investments and related net investment income temporarily diminished due to the disruption in the financial markets;
•our funeral sales average has decreased
We may also experience the following COVID-19 related risks:
•our funeral and cemetery revenues may decrease due to reduced and deferred services, actual or perceived consumer financial constraints, government restrictions on gathering sizes, and voluntary social distancing;
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
FORM 10-Q 45

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1, 2020 — July 31, 2020	894,191	$38.52	894,191	$71,784,780
August 1, 2020 — August 31, 2020 (2)	252,015	$46.06	251,996	$490,892,129
September 1, 2020 — September 30, 2020	1,710,983	$42.37	1,710,983	$418,392,980
	2,857,189		2,857,170
(1) In August 2020, our Board of Directors increased our repurchase authorization for up to $500.0 million
(2) 19 shares were purchased in August 2020 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
46 Service Corporation International

PART II
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
Seventh Supplemental Indenture dated as of August 10, 2020 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2020).

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

FORM 10-Q 47

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2020	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)
48 Service Corporation International