Form 10-K
period 2020-12-31
SERVICE CORP INTERNATIONAL
filed 2021-02-16
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the act).	Yes	☐	No	☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $6,690,262,567 based upon a closing market price of $38.89 on June 30, 2020 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 12, 2021 was 169,426,435 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2021 Annual Meeting of Stockholders (Part III).

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
Funeral Recognized Preneed Revenue — Funeral merchandise and travel protection, net, sold on a preneed contract and delivered before a death has occurred.
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
FORM 10-K 3

Maturity — When the underlying contracted merchandise is delivered or service is performed, typically at death. This is the point at which preneed funeral contracts are converted to atneed contracts (note — delivery of certain merchandise and services can occur prior to death).
Mausoleum — An above ground structure that is designed to house caskets and/or cremation urns.
Merchandise and Service Trust — A trust account established in accordance with state or provincial law into which we deposit the required percentage of customers’ payments for preneed funeral, cremation, or cemetery merchandise and services to be delivered or performed by us in the future. The amounts deposited can be withdrawn only after we have completed our obligations under the preneed contract or upon the cancellation of the contract. Also referred to as a preneed trust.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale. At December 31, 2020, we operated 1,470 funeral service locations and 483 cemeteries (including 297 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, back office administration support, transportation, and personnel among funeral service locations in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, we set out to apply this operating strategy through the acquisition of deathcare businesses in other markets over the next three decades. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries, Asia and South America.
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
In late 2006, having arrived at a position of financial stability and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization, now known as SCI Direct. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America. We continue to pursue strategic acquisitions and complete divestitures of non-strategic funeral homes and cemeteries, some of which can be meaningful.
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
FORM 10-K 5

PART I
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
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $12.7 billion and $12.0 billion at December 31, 2020 and 2019, respectively.
The following table at December 31, 2020 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	34	13	47
Arizona	32	11	43
Arkansas	12	3	15
California	154	38	192
Colorado	30	11	41
Connecticut	23	—	23
Delaware	—	1	1
District of Columbia	1	—	1
Florida	132	61	193
Georgia	32	18	50
Hawaii	8	3	11
Idaho	1	—	1
Illinois	38	25	63
Indiana	51	14	65
Iowa	7	2	9
Kansas	8	5	13
Kentucky	11	5	16
Louisiana	29	11	40
Maine	10	—	10
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	43	—	43
Minnesota	9	2	11
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	9	2	11
6 Service Corporation International

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	24	—	24
New Mexico	1	—	1
New York	58	—	58
North Carolina	49	17	66
Ohio	32	15	47
Oklahoma	12	7	19
Oregon	14	4	18
Pennsylvania	24	16	40
Puerto Rico	6	9	15
Rhode Island	4	—	4
South Carolina	12	9	21
Tennessee	40	18	58
Texas	169	62	231
Utah	4	3	7
Virginia	36	24	60
Washington	35	15	50
West Virginia	7	8	15
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	36	9	45
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	45	—	45
Quebec	42	—	42
Saskatchewan	15	—	15
Total (1)	1,470	483	1,953
(1) Includes businesses held for sale at December 31, 2020
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2020, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both finance and operating leases. At December 31, 2020, our 483 cemeteries contained a total of approximately 35,500 acres, of which approximately 66% was developed.
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 160,000 square feet of office space and 185,000 square feet of parking space on approximately seven acres. We also lease approximately 35,000 square feet of office space in Houston, Texas, which we utilize for corporate activities. We own a building in Jefferson, Louisiana with approximately 96,200 square feet of office space that we use, in part, for corporate activities
FORM 10-K 7

PART I
A map of our locations in North America is presented below:
COVID-19 Impact
During 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of our employees, customers, communities, and vendors. Our dedicated associates are acting as first responders and providing essential services for our client families and communities. The operation of all our facilities is critically dependent on our employees who operate these locations. To ensure the well-being of all our employees and their families, we provided them with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were, and may have been, infected with COVID-19. In addition, we provide personal protection equipment to those employees whose positions require such equipment. We continue adding measures to help ensure client families can safely visit our facilities and celebrate the life of their loved ones. We have implemented work from home policies at our corporate offices consistent with CDC and local government guidance to reduce the risks of exposure to COVID-19, while continuing to support our locations and the customers they serve.
Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations. Until the onset of COVID-19, sales growth was continuing to trend in-line and consistent with our forecast for the first quarter of 2020. However, during the last two weeks of the first quarter of 2020, we saw our preneed sales activity and our atneed sales averages precipitously decline as North Americans began to practice social distancing to comply with multiple state and provincial shelter-in-place orders. Since that time, we have experienced periodic increases in services performed in COVID-19 hot spots with accompanying declines in atneed sales averages due to social distancing restrictions.
The rigorous restrictions placed on gatherings, mandated by state, provincial, and local governments posed a unique challenge for our locations. In mid-March, we quickly implemented technology solutions to allow extended family and friends to virtually participate in the ceremony alongside the immediate family. We also carefully designed outdoor venues to allow guests to be present, while remaining at a safe distance. We also have offered customers the ability to livestream services with the use of Facebook Live and to broadcast cemetery services through radio transmitters at certain locations. Atneed funeral directors are also using virtual meeting platforms to discuss and plan service details with client families. Our preneed sales teams continue overcoming social distancing obstacles in certain areas of the country by leveraging technology with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor pop-up canopies to discuss pre-planning from a safe distance.
While we implemented creative solutions to meet our client families' needs, we are still periodically experiencing a negative impact to our sales averages due to the continued social distancing impacts across North America. Nevertheless, we continued to experience unprecedented growth in our preneed cemetery sales while continuing to experience an increase in services and burials performed.
As the world continues to experience the fluctuating effects of COVID-19, we remain reliant on the values and capabilities of our organization to meet the needs of our client families while ensuring our associates and customers are safe. The continued
8 Service Corporation International

PART I
demand for services is further evidence that a considerable number of our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration. The health, safety, and mental well-being of our associates continues to be a top priority throughout the COVID-19 pandemic. We have been able to avoid layoffs, mandatory furloughs, and any widespread reductions in pay as a result of the impact of COVID-19, while also providing certain associates with bonuses to recognize their incredible efforts and an Employee Assistance Program, which provides access to licensed counseling.
Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 15%-16% based on estimated total industry revenue. The success of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery. Competitive pricing, professional service and attention, and well-maintained locations are also important.
We have an unparalleled network of funeral service locations and cemeteries that offers high quality products and services at prices that are competitive with local competing funeral service locations, cemeteries, and retail locations. Within this network, the funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded the majority of our operations under the name Dignity Memorial®. Our branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations, however, we believe our fundamental strategy has not changed. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space and we are poised to benefit from the aging of this North American population. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we anticipate the impact will be the same for our industry. We have already begun to see the impact of the Baby Boomers through the growth in our preneed cemetery sales program. We expect seeing a similar impact on our preneed funeral results and ultimately our atneed results as these preneed contracts mature. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
The following strategies remain the core of our foundation: 1) grow revenue, 2) leverage our unparalleled scale, and 3) deploy capital. While these strategies remain unchanged, through the pandemic a shift to a higher use of technology has influenced how we serve our customers and how we invest our capital.
Grow Revenue
We plan to grow revenue by remaining relevant to our customers as their preferences evolve through a combination of price, product, and service differentiation strategies. We also expect that growing our preneed sales will drive future revenue growth.
Remaining Relevant to the Customer
Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether choosing burial or cremation, the Baby Boomers are redefining the traditional funeral by transitioning away from solemnly mourning a death to a personalized celebration of life ceremony. In certain markets, we are responding to this trend by spending capital to repurpose traditional casket selection rooms to event rooms designed for a celebration. We are offering a customer friendly digital presentation of options that allow the customer to choose merchandise and services including unique celebration, catering, and celebrant services.
In our funeral business, we focus on memorialization merchandise and services that are meaningful to both our burial and cremation customers. The growing trend of cremation requires more flexibility in providing products and services. We have developed cremation service packages, which may or may not include a celebratory memorialization.
In our cemetery business, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer many unique choices. From high-end family estates, which capture incredible views, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery
FORM 10-K 9

PART I
merchandise and services, we have developed innovative products such as recurring floral placements, customized cemetery property offerings, and specialized graveside service options. We continue to embrace cremation opportunities for customers in our cemetery segment by offering an increased variety of cremation property options, including niches and scattering gardens.
As we evolve to meet ever-changing customer preferences, we will continue catering to the religious, ethnic, and cultural traditions important to many of our customers. Throughout the COVID-19 pandemic, we have remained flexible to meet the varying needs of customers due to social distancing restrictions placed on our locations across North America. This flexibility has strengthened our resolve to remain relevant to changing customer preferences.
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been impacting our cemetery preneed sales for several years and are beginning to positively impact the growth of our preneed funeral sales programs. Our sales organization is supported by a highly trained sales force of approximately 3,750 counselors, who provide customers informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, driving future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. In 2019, we adopted a more sophisticated direct mail approach and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. Many of our lead channels shifted away from in person throughout 2020 due to the COVID-19 pandemic. However, we gained efficiencies from generating leads digitally as a result of our website and search engine optimization efforts and leveraged video conferencing for socially distanced interactions with many customers.
Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we leverage our scale by developing our sales organization and optimizing the use of our network using technology and for the benefit of our preneed backlog. Our scale enables cost efficiencies through purchasing power and utilizing economies of scale through our supply chain channel. In 2020 throughout the COVID-19 pandemic, we were able to continue to operate without any major disruptions to our business, which highlights the power of our scale.
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow up campaigns. We continue to diversify our sales force to understand and cater to the religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in a manner that our competitors cannot replicate. During 2020, we were able to train and quickly develop our sales organization to be able to efficiently complete digital sales with the use of various online tools.
Optimizing Our Network and Deploying Customer-Facing Technology
We continue driving operating discipline and leveraging our scale through standardizing processes and capitalizing on new technologies improving the customer experience. Our advancements in technology are changing the way we present our product and service offerings to customers. Our atneed point of sale system, HMIS+, uses a digital platform enabled with high resolution video and photographs to create a seamless presentation of our products and service offerings. Our recently implemented and mobile preneed sales system, provides customers with a full digital presentation experience in their home or other place of their choosing.
In 2018, we completed a redesign of almost 2,000 Dignity Memorial® location websites. Featuring a modern and user-friendly design, these location-specific websites have been designed for mobile use and optimized for better search engine ranking. In addition to the contemporary and sophisticated design, client families now enjoy new features such as a streamlined obituary completion process, social media sharing capabilities, and the ability to create and share personalized content in memory of their loved one. In 2020, our websites grew significantly in number of visits, which reached over 160 million visits.
During 2019, we took significant steps improving the quality of customer feedback and elevating our online reputation. We engaged a third party to increase the response rate from customers for online reviews and we have seen a significant increase in the number of reviews over the past two years. Online reviews provide visibility of customer engagement down to the location level and shorten our response time in addressing customer concerns. We collaborated with a leading technology partner to deliver the J.D. Power surveys digitally, which has increased the quantity and quality of customer feedback and reduced the time it takes to receive customer feedback. We have established a social media presence for a number of our funeral and cemetery businesses, including the ability to livestream services at over 1,000 locations. These digital efforts resulted in favorable customer satisfaction ratings and increased digital sales leads.
10 Service Corporation International

PART I
Although 2020 was difficult in many unexpected ways, we learned valuable lessons around our ability to quickly deploy customer-facing technology. Our associates and client families embraced an increasingly digital world and we utilized various online tools to complete sales and meet families while social distancing during the COVID-19 pandemic. We are encouraged by the increased digitization and we are making great strides with internal projects leveraging technology and simplifying nearly every facet of service delivery.
Growing Our Preneed Backlog
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us the opportunity to grow future revenue in a more stable and efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also results in our ability to grow our preneed backlog in a cash flow neutral manner. Additionally, we are experiencing contracts coming out of the backlog today to be serviced with growth rates that are superior to inflationary atneed pricing due to market performance.
Deploy Capital
We continue maximizing capital deployment opportunities in a disciplined and balanced manner to the highest relative return. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to opportunistically grow our business and enhance shareholder value, even throughout the COVID-19 pandemic. Our priorities for capital deployment remain: 1) investing in acquisitions and building new funeral service locations, 2) paying dividends, 3) repurchasing shares, and 4) managing debt. During 2020, we were able to weather the uncertainty created by the COVID-19 pandemic and strategically deploy capital to the highest relative return opportunities.
Investing in Acquisitions and Building New Funeral Service Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can achieve additional economies of scale. Over the last several years, we have increased our growth capital spend on new funeral service locations growing our footprint into new communities as well as expanding of existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. Additionally, we acquire land that will be developed for future cemetery use in some of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come.
Paying Dividends
Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.21 per common share at the end of 2020. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business.
Repurchasing Shares
Absent opportunities for strategic acquisitions, we expect to continue repurchasing shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. The volume and timing of our purchases is determined as we evaluate the opportunity to capture value for our shareholders. Since 2010, we have reduced the number of our shares outstanding by 29%. In August 2020, our Board of Directors increased our repurchase authorization to $500.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $231.0 million at December 31, 2020. Subsequent to December 31, 2020, we repurchased 802,146 shares for $40.7 million at an average cost per share of $50.74.
Managing Debt
We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so.
Other
We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. We also post announcements, updates, events and investor information and presentations on our website in addition to copies of all recent
FORM 10-K 11

PART I
news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to, or amendments of, our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and rules of the New York Stock Exchange listing standards. Information contained on our website is not part of this report. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.
Human Capital Management
At December 31, 2020, we employed 16,503 individuals on a full-time basis and 7,632 individuals on a part-time basis. Of the full-time associates, 14,231 were employed in the funeral and cemetery operations and 2,272 were employed in corporate or other overhead areas of our business. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary surveys ensuring we are meeting the needs and expectations of our large and diverse workforce.
Associate Benefits
All eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2020 and 2019, there were 9,620 and 9,528 associates, respectively, who had elected to participate in our group health insurance plans.
Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while international associates are covered by other SCI (or SCI subsidiary) defined contribution or government-mandated benefit plans. We have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. We contribute a matching contribution based on the employee's contribution and years of vesting service. For more information about our retirement plans, see Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.
We understand the importance of work-life balance and provide other benefits such as baby bonding time, paid time off, and financial planning support for our associates. Additionally, we offer an employee assistance program that offers 24/7 masters-level counseling services for associates who may be facing challenges outside of the workplace.
Inclusion and Diversity
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. Our Inclusion and Diversity Committee, which is a cross-functional team of associates, has been key to the development of programs such as our Women’s Leadership Conference and Associate Resource Communities (ARCs). The ARCs allow colleagues with similar interests to connect for networking, provide opportunities for growth, and support the communities and customers we serve. Our leadership team is committed to advancing inclusion and diversity within the workplace, by embracing the many backgrounds and perspectives that make each of us so unique, allowing us to remain relevant to the families we serve.
Training and Development
We provide opportunities for career growth, as we believe supporting the personal and professional goals of our associates is a priority for us. In addition to development programs and a robust online training portal offering more than 2,000 courses, associates can participate in mentoring programs and take advantage of discounts and tuition reimbursement through our many university partnerships. We are also proud to offer scholarship and apprentice programs to those interested in joining our profession.
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
12 Service Corporation International

PART I
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian provincial laws and regulations. For example, state laws impose licensing requirements for funeral service locations and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures to comply with the Funeral Rule and all laws and regulations. For example, we have established and maintain policies and procedures around our business practices; we provide training of our personnel; and we perform ongoing reviews of our compliance efforts. We are currently in substantial compliance with the Funeral Rule and all laws and regulations.
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
Executive Officers of the Company
The following table sets forth, as of February 16, 2021, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	55	Chairman of the Board, Chief Executive Officer and President	1999
Sumner J. Waring, III	52	Senior Vice President, Chief Operating Officer	2002
Eric D. Tanzberger	52	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	65	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	59	Senior Vice President, Operations Services	2004
John H. Faulk	45	Senior Vice President, Revenue and Business Development	2010
Steven A. Tidwell	59	Senior Vice President, Sales and Marketing	2010
Tammy R. Moore	53	Vice President and Corporate Controller	2010
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016, appointed Chief Executive Officer in February 2005, and President in 2019. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the University of Texas McCombs Business School Advisory Council and is a member of the Board of Trust Managers of Weingarten Realty Investors (NYSE: WRI).
Mr. Waring, Senior Vice President and Chief Operating Officer, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's degree in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Board of Trustees of Tabor Academy.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger served as Assistant Corporate Controller at Kirby Marine Transportation Corp., an inland waterway barge and tanker company. He was also a certified public accountant with Coopers and Lybrand LLP. Mr. Tanzberger holds a bachelor's degree in business administration from the University of Notre Dame. Mr. Tanzberger is the Audit Committee Chair for United Way of Houston and the Treasurer of the National Funeral Directors Association Funeral Service Foundation. He also serves on the Board of Directors for Junior Achievement of Southeast Texas.
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
FORM 10-K 13

PART I
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
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral and cemetery profession for over thirty-seven years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership.
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees trust accounting and compliance, general accounting, internal and external reporting, customer service, and strategic planning and analysis. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio.
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
Risks Related to Our Business
The COVID-19 pandemic has impacted the global economy and has had an adverse effect on certain aspects of our business and results of operations while having a positive effect on others as described in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations." Future public health threats could have material adverse consequences for our business and results of operations.
As a result of the COVID-19 pandemic and the related adverse economic and health consequences, we have experienced and may continue to be subject to any of the following risks:

•our preneed funeral sales have decreased and our preneed cemetery sales temporarily decreased;
•the value of our preneed trust investments and related net investment income temporarily diminished due to the disruption in the financial markets; and
•our funeral sales average has decreased.

We may also experience the following COVID-19 related risks:

14 Service Corporation International

PART I
•our funeral and cemetery revenues may decrease due to reduced and deferred services, actual or perceived consumer financial constraints, government restrictions on gathering sizes, and voluntary social distancing;
•illness may disrupt our workforce;
•our supply chain could be disrupted; and
•our operating costs may increase due to increased overtime, health insurance claims, worker’s compensation claims, supply costs, or other effects related to COVID-19.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2020	2019	2018
Preneed funeral merchandise and service trust funds	16.5%	20.0%	(4.9)%
Preneed cemetery merchandise and service trust funds	16.7%	20.5%	(5.2)%
Cemetery perpetual care trust funds	13.4%	17.0%	(3.0)%
Combined trust funds	15.6%	19.2%	(4.4)%
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
If the investments in our trust funds experience significant declines in 2021 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining our cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2020, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2020, we had unrealized losses of $6.9 million in the various trusts within these states. See Off-Balance Sheet Arrangements, Contractual Obligations, and Commercial and Contingent Commitments in Part II, Item 7.
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
FORM 10-K 15

PART I
Our credit agreements contain covenants that may prevent us from engaging in certain transactions.
Our Bank Credit Facility contains, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. The covenants limit, among other things, our and our subsidiaries’ ability to:
•Incur additional indebtedness (including guarantee obligations);
•Create liens on assets;
•Engage in certain transactions with affiliates;
•Enter into sale-leaseback transactions;
•Engage in mergers, liquidations, and dissolutions;
•Sell assets;
•Pay dividends, distributions, and other payments in respect of our capital stock;
•Purchase our capital stock in the open market;
•Make investments, loans, or advances;
•Repay indebtedness or amend the agreements relating thereto;
•Create restrictions on our ability to receive distributions from subsidiaries; and
•Change our lines of business.
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $145.3 million into state-mandated trust accounts as of December 31, 2020. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
16 Service Corporation International

PART I
The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.
Where permitted by state law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to us as payment for their preneed contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions, strategic transactions, or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $328.9 million as of December 31, 2020, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
In the ordinary course of our business, we and our vendors receive and retain certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors, and there is an expectation that we will adequately protect that information. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. New laws and regulations governing data privacy, security, cybersecurity, and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss, or fraudulent use of the personally identifiable information we maintain or failure of our vendors to use or maintain such data in accordance with contractual provisions could result in significant costs, fines, and litigation. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
FORM 10-K 17

PART I
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
18 Service Corporation International

PART I
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2020, 58.6% of the comparable services we performed were cremation cases compared to 57.2% and 55.4% performed in 2019 and 2018, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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

FORM 10-K 19

PART I
Regulatory and Legal Risks
Regulation and compliance could have a material adverse impact on our financial results.
Our operations are subject to regulation, supervision, and licensing requirements under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to protect consumers. State law regulates preneed sales and imposes licensing requirements. Accordingly, we are subject to financial and compliance audits of preneed sales practices and state trust funds. Our facilities are also subject to stringent health, safety, and environmental regulations. In particular, cremation and embalming facilities are subject to stringent health and environmental regulations and there are associated risks of investigations from regulatory authorities or incidental non-compliance with such regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
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
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 9 in Item 8, Part II of this Form 10-K. The application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.
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
Item 1B. Unresolved Staff Comments
20 Service Corporation International

PART I
None.
Item 2. Properties
Information regarding properties is set forth in Part I, Item 1. Business.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.
FORM 10-K 21

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2020, there were 3,466 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2020, we had 170,717,236 shares outstanding, net of 4,075,036 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. The following graph assumes the total return on $100 invested on December 31, 2015, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., and Park Lawn Corporation. Total return data assumes reinvestment of dividends.
Total Stockholder Return
Indexed Returns
For equity compensation plan information, see Part III of this Form 10-K.
Under our share repurchase program, during the year ended December 31, 2020, we repurchased 12,043,347 shares at an aggregate cost of $516.9 million, which is an average cost per share of $42.92. During the year ended December 31, 2019, we repurchased 2,908,850 shares at an aggregate cost of $129.6 million, which is an average cost per share of $44.55.
In August 2020, our Board of Directors increased our repurchase authorization for up to $500.0 million. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $231.0 million at December 31, 2020. As discussed in Item 1A, our Bank Credit Facility contains covenants that may restrict our ability to repurchase our common stock.
22 Service Corporation International

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2020 — October 31, 2020	1,751,375	$43.85	1,741,887	$342,010,036
November 1, 2020 — November 30, 2020 (1)	1,484,788	$49.16	1,484,788	269,011,794
December 1, 2020 — December 31, 2020	772,188	$49.17	772,188	231,042,057
	4,008,351		3,998,863
(1) 9,488 shares purchased in October 2020 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Subsequent to December 31, 2020, we repurchased 802,146 shares for $40.7 million at an average cost per share of $50.74.
Item 6. Selected Financial Data
The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes to these consolidated financial statements. This historical information is not necessarily indicative of future results. The table below contains selected consolidated financial data as of and for the years ended December 31, 2016 through December 31, 2020.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions, except per share amounts)
Selected Consolidated Statements of Operations Data:
Revenue	$3,511.5	$3,230.8	$3,190.2	$3,095.0	$3,031.1
Net income	$516.1	$369.8	$447.6	$546.8	$177.3
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.4)	(0.2)	(0.3)
Net income attributable to common stockholders	$515.9	$369.6	$447.2	$546.7	$177.0
Earnings per share:
Net income attributable to common stockholders
Basic	$2.92	$2.03	$2.45	$2.91	$0.92
Diluted	$2.88	$1.99	$2.39	$2.84	$0.90
Cash dividends declared per share	$0.78	$0.72	$0.68	$0.58	$0.51
Selected Consolidated Balance Sheet Data (at December 31):
Total assets	$14,515.4	$13,677.4	$12,693.2	$12,864.5	$12,038.1
Long-term debt (less current maturities), including finance leases	$3,514.2	$3,513.5	$3,532.2	$3,135.3	$3,196.6
Equity	$1,752.6	$1,823.3	$1,641.8	$1,409.4	$1,095.2
Selected Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$804.4	$628.8	$615.8	$503.4	$489.0
FORM 10-K 23

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2020, we operated 1,470 funeral service locations and 483 cemeteries (including 297 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis.
Our financial position is enhanced by our $12.7 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2020. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Recent Trends
During 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of our employees, customers, and vendors. Our dedicated associates are acting as first responders and providing essential services for our client families and communities. The operation of all our facilities is critically dependent on our employees who operate these locations. To ensure the well-being of all our employees and their families, we provided them with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, we provide personal protection equipment to those employees whose positions require such equipment. We continue to add measures to help ensure client families can safely visit our facilities and celebrate the life of their loved ones. We have implemented work from home policies at our corporate offices consistent with CDC and local government guidance to reduce the risks of exposure to COVID-19, while continuing to support our locations and the customers they serve.
Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations; however, we cannot, with certainty, presently predict the scope, severity, or duration with which COVID-19 will continue to impact our business, financial condition, results of operations, and cash flows. As recently as the middle of March 2020, sales growth was continuing to trend in-line and consistent with our forecast for the first quarter of 2020 and when compared to the first quarter of 2019. However, during the last two weeks of March and through April, we saw our preneed sales activity and our sales averages precipitously decline as North Americans began to practice social distancing to comply with multiple state and provincial shelter-in-place orders. Due to the impacts of COVID-19 and uncertainty about the duration of the effects, we took a variety of actions to preserve capital, including but not limited to, reducing the base salaries for officers from the peak of the COVID-19 effects in late April 2020 until late May when the impacts eased. As the world continues to experience the effects of COVID-19, we remain reliant on the values and capabilities of our organization to meet the needs of our client families and while ensuring our associates and customers are safe. As community restrictions have lifted, we have experienced unprecedented growth in our preneed cemetery sales and increased funeral services and burials performed. We have also experienced a return to full memorial services or celebrations in many markets which fluctuates with the varying local restrictions placed on gatherings. We view this as further evidence that a considerable number of our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
24 Service Corporation International

PART II
The rigorous restrictions placed on gathering, mandated by state, provincial, and local governments have posed a unique challenge for our locations. In mid-March, we quickly implemented technology solutions, including leveraging Facebook Live, which allows extended family and friends to virtually participate in the ceremony alongside the immediate family. In addition, certain locations found other ways to include families and friends in services, including giving guests the opportunity to leave condolences on balloons that are tied to chapel chairs so families can feel connected to those unable to attend in person. We also carefully designed outdoor venues to allow guests to be present, while remaining at a safe distance and even offer customers the ability to broadcast cemetery services through radio transmitters at certain locations. Atneed funeral directors are also using virtual meeting platforms to discuss and plan service details with client families. Our preneed sales teams have continued to overcome social distancing obstacles in certain areas of the country by leveraging technology with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor pop-up canopies to discuss pre-planning from a safe distance. Although they may face challenges to meet face-to-face, our funeral directors continue to listen, understand, suggest, and plan important details for honoring a loved one’s life.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2018, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2019, filed with the Securities and Exchange Commission on February 18, 2020.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $804.4 million in 2020. In addition, as of December 31, 2020, we have $441.0 million in remaining borrowing capacity under our Bank Credit Facility. As of December 31, 2020, we have $228.4 million in long-term debt current maturities, which primarily consist of $150.0 million on our 2021 senior notes, current amounts due on the term loan, and finance leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2020, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2020 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.19
Interest coverage ratio	3.00 (Min)	7.06

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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.21 per common share at the end of 2020. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future.
FORM 10-K 25

PART II
During the year ended December 31, 2020, we repurchased 12,043,347 shares of common stock at an aggregate cost of $516.9 million, which is an average cost per share of $42.92. During August 2020, our Board of Directors increased our share repurchase authorization to $500.0 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $231.0 million at December 31, 2020. Since 2010, we have reduced the number of our shares outstanding by 29%.
Subsequent to December 31, 2020, we repurchased 802,146 shares for $40.7 million at an average cost per share of $50.74.
Managing Debt. We may seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities and to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity are available to substantially reduce our long-term debt maturities should we choose to do so.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $804.4 million, and $628.8 million for the years ended December 31, 2020, and 2019, respectively.
Excluding $6.4 million in legal settlements in the prior year, cash flow from operations increased $169.2 million for 2020 versus 2019. The 2020 increase over 2019 comprises:
•a $217.9 million increase in cash receipts from customers,
•a $38.1 million decrease in cash interest payments,
•a $10.4 million decrease in vendor and other payments, and
•a $7.8 million decrease in employee compensation; partially offset by
•a $66.1 million increase in cash tax payments,
•a $19.9 million decrease in General Agency (GA) and other receipts, and
•a $19.0 million decrease in net trust withdrawals.
Investing Activities
Cash flows from investing activities used $318.4 million, and $278.5 million, in 2020, and 2019, respectively. The $39.9 million higher outflow from 2020 over 2019 is primarily due to the following:
•a $55.2 million decrease in cash received from divestitures and asset sales,
•a $8.5 million increase in cash spent on business acquisitions, and
•a $0.7 million increase in cash spent on real estate acquisitions, partially offset by
•a $17.7 million decrease in capital expenditures, primarily due to the temporary deferral of certain capital expenditures as we navigate the impact of the COVID-19 pandemic, and
•a $6.8 million decrease in payments for Company-owned life insurance policies, net of proceeds.
Financing Activities
Financing activities used $492.8 million in 2020 compared to using $319.1 million in 2019. The $173.7 million higher outflow from 2020 over 2019 is primarily due to:
•a $387.3 million increase in purchase of our common stock,
•a $14.3 million decrease in proceeds from exercises of stock options, and
•a $6.0 million increase in payments of dividends, partially offset by
•a $220.0 million increase in debt proceeds, net of payments, and
•a $13.9 million change in bank overdrafts and acquisition-related financing.

26 Service Corporation International

PART II
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
The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2020.

	Payments Due by Period
Contractual Obligations	2021	2022-2023	2024-2025	Thereafter	Total
		(In millions)
Debt maturities (including finance leases)(1) (2) (3)	$228.4	$130.9	$1,077.7	$2,305.5	$3,742.5
Interest obligation on long-term debt(4)	135.3	246.4	217.7	331.1	930.5
Operating lease agreements(5)	10.8	16.9	11.3	37.5	76.5
Employment and management, consulting, and non-competition agreements(6)	7.2	8.6	4.8	3.9	24.5
Benefit cost obligation(7)	2.5	4.5	3.7	8.0	18.7
Firm purchase agreement(8)	7.7	1.7	—	—	9.4
Total contractual obligations	$391.9	$409.0	$1,315.2	$2,686.0	$4,802.1
(1)Our outstanding indebtedness contains standard provisions, such as payment delinquency default clauses and change of control clauses. In addition, our Bank Credit Facility contains a maximum leverage ratio and a minimum interest coverage ratio. See “Capital Allocation Considerations” and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data, for additional details related to our long-term debt.
(2)Excludes non-cash net premiums and original issuance discounts recorded on the debt. The unamortized balance of the net premiums and original issuance discounts at December 31, 2020 is $0.3 million.
(3)Excludes non-cash debt issuance costs on the debt. The unamortized balance of debt issuance costs at December 31, 2020 is $36.7 million.
(4)Approximately 66% of our total debt is fixed rate debt for which the interest obligation was calculated at the stated rate. Future interest obligations on our floating rate debt are based on the current forward rate curve of the underlying index. See Note 6 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our future interest obligations.
(5)Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
(6)We have entered into employment and management, consulting, and non-competition agreements that require us to make cash payments over the contractual period. The agreements have been primarily entered into with certain officers and associates and former owners of businesses acquired. Agreements with contractual periods less than one year are excluded. See Note 9 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to these agreements.
(7)See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data for discussion of our pension plans.
(8)We have entered into a purchase commitment for certain merchandise for resale. The agreement is through 2022 and includes annual minimum volume purchase commitments.
The following table details our known potential or possible future cash payments (on an undiscounted basis) related to various commercial and contingent obligations as of December 31, 2020.

	Expiration by Period
Commercial and Contingent Obligations	2021	2022-2023	2024-2025	Thereafter	Total
		(In millions)
Surety obligations(1)	$145.3	$—	$—	$—	$145.3
Long-term obligations related to uncertain tax positions(2)	2.1	—	—	—	2.1
Letters of credit(3)	34.0	—	—	—	34.0
Total commercial and contingent obligations	$181.4	$—	$—	$—	$181.4
(1)Represents the aggregate funding obligation associated with our surety bond arrangements assuming our surety partners did not renew any of our surety obligations and we could not find replacement surety assurance. See the section titled “Financial Assurances” following this table in this Form 10-K for more information related to our surety bonds.
(2)We have recorded a liability for unrecognized tax benefits and related interest and penalties of $2.1 million as of December 31, 2020. See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our uncertain tax positions.
(3)We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2020, $34.0 million of our letters of credit were supported by our Bank Credit Facility, which expires in May 2024.
Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or
FORM 10-K 27

PART II
cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2020, we had unrealized losses of $6.9 million in the various trusts within these states.
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

	Years Ended December 31,
	2020	2019
	(In millions)
Preneed funeral	$94.4	$94.6
Preneed cemetery:
Merchandise and services	149.4	147.6
Pre-construction	24.2	20.3
Bonds supporting preneed funeral and cemetery obligations	268.0	262.5
Bonds supporting preneed business permits	5.5	5.5
Other bonds	20.7	19.7
Total surety bonds outstanding	$294.2	$287.7
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The $268.0 million in bonds supporting preneed funeral and cemetery obligations differs from the $145.3 million potential funding obligation disclosed in our “Commercial and Contingent Obligations” table above because the amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law, at the time we enter into the contract. We would only be required to fund the trust for the portion of the preneed contract for which we have received payment from the customer, less any applicable retainage, in accordance with state law. For the years ended December 31, 2020, 2019, and 2018, we had $6.2 million, $24.2 million, and $23.4 million, respectively, of cash receipts from sales attributable to bonded contracts. These amounts do not consider reductions associated with taxes, obtaining costs, or other costs.
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
28 Service Corporation International

PART II
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$501.3	$568.8
Sales production (number of contracts) (1)	89,080	99,310
General agency revenue	$124.5	$139.7
Maturities	$385.2	$347.5
Maturities (number of contracts)	66,362	58,773
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$357.3	$379.7
Sales production (number of contracts)	94,059	102,176
Maturities	$313.4	$289.2
Maturities (number of contracts)	80,962	72,523
Cemetery:
Sales production:
Preneed	$1,045.5	$908.9
Atneed	400.9	327.0
Total sales production	$1,446.4	$1,235.9
Sales production deferred to backlog:
Preneed	$481.3	$397.8
Atneed	281.0	241.4
Total sales production deferred to backlog	$762.3	$639.2
Revenue recognized from backlog:
Preneed	$334.5	$310.2
Atneed	267.4	237.6
Total revenue recognized from backlog	$601.9	$547.8
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2020 and 2019. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2020 and 2019. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
FORM 10-K 29

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

	December 31, 2020		December 31, 2019
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.49	$1.49	$1.47	$1.47
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.64	0.64	0.58	0.58
Deferred receipts held in trust	4.27	3.66	3.84	3.54
Allowance for cancellation on trust investments	(0.29)	(0.25)	(0.27)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.11	5.54	5.62	5.34
Backlog of insurance-funded revenue (1)	6.58	6.58	6.37	6.37
Total backlog of deferred revenue	$12.69	$12.12	$11.99	$11.71

Preneed receivables, net and trust investments	$5.35	$4.73	$4.79	$4.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.64	0.64	0.58	0.58
Allowance for cancellation on trust investments	(0.29)	(0.25)	(0.27)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.70	5.12	5.10	4.82
Insurance policies associated with insurance-funded deferred revenue (1)	6.58	6.58	6.37	6.37
Total assets associated with backlog of preneed revenue	$12.28	$11.70	$11.47	$11.19
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of December 31, 2020, the difference between the backlog and asset market amounts represents $0.21 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.01 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets. As of December 31, 2020, the fair value of the total backlog comprised $3.50 billion related to cemetery contracts and $9.19 billion related to funeral contracts. As of December 31, 2020, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.34 billion related to cemetery contracts and $2.36 billion related to funeral contracts.
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
30 Service Corporation International

PART II
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
Historically, the cemetery perpetual care trusts' investment objectives, in accordance with state and provincial regulations, have emphasized providing a steady stream of current investment income with some capital appreciation in order to provide for the maintenance and beautification of cemetery properties. However, during 2016, SCI worked with several state legislatures to adjust laws and regulations to allow for a fixed distribution rate from cemetery perpetual care trusts' assets regardless of the level of ordinary income, similar to university endowments. As a result, beginning in 2017, a significant portion of our cemetery perpetual care trust assets were liquidated and reinvested in a more growth-oriented asset allocation with investment objectives similar to the funeral and cemetery merchandise and service trusts. As of December 31, 2020, the asset allocation is now approximately 60% growth-oriented. We expect this asset allocation shift to enhance asset growth and provide further protection to our customers. Additionally, we expect more states to adopt total return distribution legislation in the coming years.
As of December 31, 2020, approximately 89% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2020, the largest single equity position represented less than 1% of the total securities portfolio.
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
FORM 10-K 31

PART II
Trust Performance
During the year ended December 31, 2020, the Standard and Poor’s 500 Index increased 18.4% and the Barclay’s Aggregate Index increased 7.5%. This compares to the SCI trusts that increased 15.6% during the same year-end period, which have a diversified allocation of approximately 59% equities, 29% fixed income securities, 7% alternative and other investments with the remaining 5% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2020 and 2019
Management Summary
In 2020, we reported consolidated net income attributable to common stockholders of $515.9 million ($2.88 per diluted share) compared to net income attributable to common stockholders in 2019 of $369.6 million ($1.99 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2020	2019
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$7.0	$32.9
Pre-tax losses on early extinguishment of debt, net	$(18.4)	$(16.6)
Pre-tax legal settlements	$—	$(6.4)
Tax effect from special items	$2.6	$(4.1)
Change in uncertain tax reserves and other income tax adjustments(1)	$3.0	$10.9
(1)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the growth in the current year can be attributed to higher funeral and cemetery revenue, lower interest expense due to refinancing activities, and the favorable impact of a lower share count in 2020. This growth is slightly offset by increased corporate general and administration expenses related to performance based incentive compensation, legal reserves, and charitable contributions.
Funeral Results

	Years Ended December 31,
	2020	2019
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,052.3	$1,923.9
Less: revenue associated with acquisitions/new construction	39.3	9.5
Less: revenue associated with divestitures	1.4	7.0
Comparable(1) funeral revenue	2,011.6	1,907.4
Less: comparable recognized preneed revenue	123.3	139.2
Less: comparable general agency and other revenue	111.3	129.6
Adjusted comparable funeral revenue	$1,777.0	$1,638.6
Comparable services performed	356,603	316,310
Comparable average revenue per service(2)	$4,983	$5,180

Consolidated funeral gross profit	494.6	372.6
Less: gross profit associated with acquisitions/new construction	11.0	1.3
Less: gross losses associated with divestitures	(1.6)	(3.9)
Comparable(1) funeral gross profit	$485.2	$375.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2019 and ending December 31, 2020.
32 Service Corporation International

PART II
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period. Recognized preneed revenue is preneed sales of merchandise that are delivered at the time of sale, including memorial merchandise and travel protection, net, and excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.
Funeral Revenue
Consolidated revenue from funeral operations was $2,052.3 million for the year ended December 31, 2020, compared to $1,923.9 million for the same period in 2019. This $128.4 million, or 6.7%, increase in revenue is primarily attributable to a $29.8 million increase in revenue contributed from acquired and newly constructed properties and a $104.2 million, or 5.5%, increase in comparable funeral revenue as described below. These increases were partially offset by the loss of $5.6 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $2,011.6 million for the year ended December 31, 2020 compared to $1,907.4 million for the same period in 2019. This $104.2 million increase was primarily attributable to a 12.7% increase in funeral services performed compared to 2019 primarily due to COVID-19 pandemic-related deaths. The increase in funeral services performed comprised a 12.4% increase in funeral services performed by our funeral service locations and a 15.0% increase in cremations performed by our non-funeral home channel.
Average revenue per funeral service decreased 3.8% for the year ended December 31, 2020 compared to the same period in 2019. The comparable average revenue per service was negatively impacted by the social distancing effects from the pandemic resulting in fewer and smaller funeral memorial services. Our total comparable cremation rate increased 140 basis points to 58.6% primarily as a result of an increase in direct cremations.
Funeral Gross Profit
Consolidated funeral gross profit increased $122.0 million, or 32.7%, in 2020 compared to 2019. This increase is primarily attributable to a $9.7 million increase in gross profit contributed from acquired and newly constructed properties and an increase in comparable funeral gross profit of $110.0 million, or 29.3%. The comparable funeral gross profit percentage increased 440 basis points to 24.1% as comparable funeral gross profit was positively impacted by growth in higher margin core business activities coupled with more efficient cost structure.
Cemetery Results

	Years Ended December 31,
	2020	2019
	(In millions)
Consolidated cemetery revenue	$1,459.2	$1,306.9
Less: revenue associated with acquisitions/new construction	1.0	0.7
Less: revenue associated with divestitures	0.2	1.4
Comparable(1) cemetery revenue	$1,458.0	$1,304.8

Consolidated cemetery gross profit	$482.2	$387.9
Less: gross (loss) profit associated with acquisitions/new construction	(0.4)	0.1
Less: gross profit associated with divestitures	0.1	0.3
Comparable(1) cemetery gross profit	$482.5	$387.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending December 31, 2020.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $152.3 million, or 11.7%, in 2020 compared to 2019 primarily due to an increase in comparable cemetery revenue of $153.2 million, or 11.7%. The increase in comparable cemetery revenue was primarily attributable to a $89.8 million, or 10.3%, increase in recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period and a $61.1 million, or 18.8%, increase in atneed revenue driven by an increase in burials performed.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $94.3 million, or 24.3%, in 2020 compared to 2019 primarily attributable to the increase in comparable cemetery gross profit of $95.0 million, or 24.5%. Comparable cemetery gross profit increased 340 basis points to 33.1% driven by the increase in comparable cemetery revenue described above coupled with a more efficient cost structure.
FORM 10-K 33

PART II
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $141.1 million in 2020 compared to $126.9 million in 2019. Excluding a $6.4 million legal settlement in 2019, corporate general and administrative expenses increased $20.6 million in 2020 compared to 2019 due to performance-based incentive compensation, legal reserves, and charitable contributions for community outreach efforts.
Gains on Divestitures and Impairment Charges, Net
We recognized a $7.0 million and a $32.9 million net pre-tax gain on asset divestitures and impairments in 2020 and 2019, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada partially offset by impairment losses.
Interest Expense
Interest expense decreased $22.7 million to $163.1 million in 2020 compared to $185.8 million in 2019 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities over the last two years.
Losses on Early Extinguishment of Debt, Net
During 2020, we made aggregate debt payments of $1.4 billion for scheduled and early extinguishment payments. During 2019, we made aggregate debt payments of $1.2 billion for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of pre-tax losses of $18.4 million and $16.6 million in 2020 and 2019, respectively, recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
Provision for Income Taxes
The 2020 consolidated effective tax rate was 22.0%, compared to 20.4% in 2019. The effective tax rate for the year ended December 31, 2020 was higher than the federal statutory tax rate of 21% primarily due to state income taxes partially offset by tax benefits from share-based compensation. The effective tax rate for the year ended December 31, 2019 was lower than the federal statutory tax rate of 21% primarily due to the reduction in tax liabilities as a result of the expiration of statutes of limitation and higher tax benefits of share-based compensation.
Weighted Average Shares
The diluted weighted average number of our shares outstanding was 179.0 million in 2020, compared to 185.5 million in 2019. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
34 Service Corporation International

PART II
of urns and urn-related products, that we deliver to the customer at the time of sale. Revenue is recognized at the time of delivery when control of the memorialization merchandise is transferred.
For personalized marker merchandise sold on a preneed contract, we will:
•purchase the merchandise from vendors,
•personalize such merchandise in accordance with the customer's specific written instructions,
•either store the merchandise at a third-party bonded storage facility or install the merchandise, based on the customer's instructions, and
•transfer title to the customer.
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
For more information related to revenue, see Notes 2, 3, and 13 in Part II, Item 8. Financial Statements and Supplementary Data.
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
FORM 10-K 35

PART II
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments.
•Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These securities are classified as Level 2 investments.
•The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These securities are classified as Level 3 investments.
An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified as Level 3 of the hierarchy due to the significant management judgment required as a result of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For more information related to our fair value measurements, see Notes 2, 3, and 7 in Part II, Item 8. Financial Statements and Supplementary Data.
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
Reserves and Allowances. We provide reserves for credit losses on our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. We also record an estimate of general agency revenue that may be canceled in its first year and revenue would be charged back by the insurance company. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation.
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
36 Service Corporation International

PART II
change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period.
As of December 31, 2020, foreign withholding taxes have not been provided on the estimated $298.1 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $14.3 million.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2017, and we are not currently under audit by the Internal Revenue Service. Various state jurisdictions are auditing years 2013 through 2018. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease up to $1.4 million within the next twelve months as a result of concluding various state tax matters.
Retirement plans. Certain retirement plans are frozen with no benefits accruing to participants except interest. Benefit costs and liabilities are actuarially determined based on certain assumptions, including the discount rate used to compute future benefit obligations. Weighted-average discount rates used to determine net periodic benefit cost were 2.98% and 4.15% as of December 31, 2020 and 2019, respectively. We verify the reasonableness of the discount rate by comparing our rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data for more information.
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
As of December 31, 2020, reported losses for workers' compensation, general liability, and auto liability incurred during the period May 1, 1991 through December 31, 2020 were approximately $631.1 million over 29.8 years. The fully developed ultimate settlement value estimated was $704.3 million for the same period. Paid losses were $611.5 million indicating a reserve requirement of $92.8 million.
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
FORM 10-K 37

PART II
Cost and market values as of December 31, 2020 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2020 and 2019, approximately 66% and 69%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 3.62% and 4.72%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $1.9 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2020 and 2019, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our income from our continuing operations, on an annual basis, by $4.1 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, approximately 5% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. We do not have an investment in foreign operations considered to be in highly inflationary economies.
38 Service Corporation International

PART II
Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.
FORM 10-K 39

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
40 Service Corporation International

PART II
financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.9 billion as of December 31, 2020, and the goodwill associated with the funeral reporting unit was $1.6 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the funeral reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit under the income approach. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s cash flow projections and significant assumptions related to, revenue growth rates (over a seven year period (“discrete years”) and terminal year) and ratio of expenses to revenue. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment of the funeral reporting unit, including controls over the valuation assertion. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management related to, the revenue growth rates (discrete years and terminal year) and ratio of expenses to revenue. Evaluating management’s assumptions related to the revenue growth rates (discrete years and terminal year) and the ratio of expenses to revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with forecasts per industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and the terminal year revenue growth rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 16, 2021
We have served as the Company’s auditor since 1993.
FORM 10-K 41

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$1,772,778	$1,610,158	$1,584,242
Service revenue	1,513,420	1,379,001	1,374,380
Other revenue	225,311	241,626	231,552
Total revenue	3,511,509	3,230,785	3,190,174
Costs of revenue
Cost of property and merchandise	(867,215)	(829,158)	(811,574)
Cost of service	(749,695)	(769,119)	(752,488)
Overhead and other expenses	(917,772)	(871,928)	(865,790)
Costs of revenue	(2,534,682)	(2,470,205)	(2,429,852)
Gross profit	976,827	760,580	760,322
Corporate general and administrative expenses	(141,066)	(126,886)	(145,596)
Gains on divestitures and impairment charges, net	7,009	32,919	15,933
Operating income	842,770	666,613	630,659
Interest expense	(163,063)	(185,843)	(181,556)
Losses on early extinguishment of debt, net	(18,428)	(16,637)	(10,131)
Other income, net	781	299	2,760
Income before income taxes	662,060	464,432	441,732
(Provision for) benefit from income taxes	(145,923)	(94,661)	5,826
Net income	516,137	369,771	447,558
Net income attributable to noncontrolling interests	(230)	(175)	(350)
Net income attributable to common stockholders	$515,907	$369,596	$447,208
Basic earnings per share:
Net income attributable to common stockholders	$2.92	$2.03	$2.45
Basic weighted average number of shares	176,709	182,246	182,447
Diluted earnings per share:
Net income attributable to common stockholders	$2.88	$1.99	$2.39
Diluted weighted average number of shares	178,990	185,523	186,972
(See notes to consolidated financial statements)
42 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$516,137	$369,771	$447,558
Other comprehensive income:
Foreign currency translation adjustments	9,507	16,470	(28,478)
Total comprehensive income	525,644	386,241	419,080
Total comprehensive income attributable to noncontrolling interests	(235)	(176)	(191)
Total comprehensive income attributable to common stockholders	$525,409	$386,065	$418,889
(See notes to consolidated financial statements)
FORM 10-K 43

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2020	2019
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$230,857	$186,276
Receivables, net of reserves of $6,031 and $2,262, respectively	92,939	81,671
Inventories	23,929	25,118
Other	28,427	80,488
Total current assets	376,152	373,553
Preneed receivables, net of reserves of $19,204 and $41,142, respectively and trust investments	5,345,720	4,789,562
Cemetery property	1,879,340	1,873,602
Property and equipment, net	2,133,664	2,065,433
Goodwill	1,880,007	1,864,223
Deferred charges and other assets, net of reserves of $6,902 and $8,374, respectively	1,080,053	1,029,908
Cemetery perpetual care trust investments	1,820,489	1,681,149
Total assets	$14,515,425	$13,677,430

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$575,948	$478,545
Current maturities of long-term debt	228,352	69,821
Income taxes payable	11,634	8,353
Total current liabilities	815,934	556,719
Long-term debt	3,514,182	3,513,530
Deferred revenue, net	1,488,909	1,467,103
Deferred tax liability	437,308	421,482
Other liabilities	420,039	378,074
Deferred receipts held in trust	4,272,382	3,839,376
Care trusts’ corpus	1,814,050	1,677,891
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 174,792,272 and 185,100,789 shares issued, respectively, and 170,717,236 and 181,184,963 shares outstanding, respectively	170,717	181,185
Capital in excess of par value	981,934	1,010,361
Retained earnings	560,731	601,903
Accumulated other comprehensive income	39,366	29,864
Total common stockholders’ equity	1,752,748	1,823,313
Noncontrolling interests	(127)	(58)
Total equity	1,752,621	1,823,255
Total liabilities and equity	$14,515,425	$13,677,430
(See notes to consolidated financial statements)
44 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2020	2019	2018
		(In thousands)
Cash flows from operating activities:
Net income	$516,137	$369,771	$447,558
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	18,428	16,637	10,131
Depreciation and amortization	155,299	151,000	153,650
Amortization of intangibles	22,444	25,649	26,195
Amortization of cemetery property	80,403	70,330	68,640
Amortization of loan costs	5,483	5,681	6,059
Provision for expected credit losses	13,558	9,146	8,372
Provision for (benefits from) deferred income taxes	7,884	23,030	(41,479)
Gains on divestitures and impairment charges, net	(7,009)	(32,919)	(15,933)
Gain on sale of investments	—	—	(2,636)
Share-based compensation	14,103	15,029	15,626
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(14,518)	(12,711)	8,052
Increase in other assets	(35,739)	(23,018)	(4,814)
Increase (decrease) in payables and other liabilities	122,478	1,788	(16,699)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(158,797)	(16,144)	(55,607)
Increase in deferred revenue, net	61,807	67,792	28,005
Increase (decrease) in deferred receipts held in trust	2,390	(42,306)	(19,290)
Net cash provided by operating activities	804,351	628,755	615,830
Cash flows from investing activities:
Capital expenditures	(222,211)	(239,957)	(235,545)
Business acquisitions, net of cash acquired	(64,164)	(55,644)	(176,252)
Real estate acquisitions	(52,079)	(51,373)	(18,572)
Proceeds from divestitures and sales of property and equipment	21,916	77,074	37,309
Proceeds from sale of investments	—	—	2,900
Payments for Company-owned life insurance policies	(5,352)	(9,026)	(14,760)
Proceeds from Company-owned life insurance policies and other	3,519	415	4,824
Purchase of corporate land	—	—	(14,525)
Net cash used in investing activities	(318,371)	(278,511)	(414,621)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,585,000	1,149,263	396,349
Debt issuance costs	(14,503)	(15,539)	—
Scheduled payments of debt	(34,489)	(25,471)	(34,134)
Early payments of debt	(1,371,856)	(1,164,978)	(259,590)
Principal payments on finance leases	(43,598)	(42,627)	(39,686)
Proceeds from exercise of stock options	26,671	40,922	24,517
Purchase of Company common stock	(516,870)	(129,589)	(277,611)
Payments of dividends	(137,392)	(131,402)	(123,849)
Bank overdrafts and other	14,259	328	(15,177)
Net cash used in financing activities	(492,778)	(319,093)	(329,181)
Effect of foreign currency	2,788	3,885	(5,045)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,010)	35,036	(133,017)
Cash, cash equivalents, and restricted cash at beginning of period	242,620	207,584	340,601
Cash, cash equivalents, and restricted cash at end of period	$238,610	$242,620	$207,584
(See notes to consolidated financial statements)
FORM 10-K 45

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2017	191,936	(5,321)	970,468	210,364	41,943	47	1,409,437
Cumulative effect of accounting changes	—	—	—	172,461	(229)	—	172,232
Comprehensive income	—	—	—	447,208	(28,319)	191	419,080
Dividends declared on common stock ($.68 per share)	—	—	—	(123,849)	—	—	(123,849)
Stock option exercises	1,802	—	22,715	—	—	—	24,517
Restricted stock awards, net of forfeitures	178	—	(178)	—	—	—	—
Employee share-based compensation earned	—	—	15,626	—	—	—	15,626
Purchase of Company common stock	—	(7,348)	(38,404)	(231,859)	—	—	(277,611)
Noncontrolling interest payments	—	—	—	—	—	(326)	(326)
Retirement of treasury shares	(9,419)	9,419	—	—	—	—	—
Other	224	—	2,483	2	—	—	2,709
Balance at December 31, 2018	$184,721	$(3,250)	$972,710	$474,327	$13,395	$(88)	$1,641,815

Comprehensive income	—	—	—	369,596	16,469	176	386,241
Dividends declared on common stock ($.72 per share)	—	—	—	(131,402)	—	—	(131,402)
Stock option exercises	2,394	—	38,528	—	—	—	40,922
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Employee share-based compensation earned	—	—	15,029	—	—	—	15,029
Purchase of Company common stock	—	(2,909)	(16,062)	(110,618)	—	—	(129,589)
Noncontrolling interest payments	—	—	—	—	—	(146)	(146)
Retirement of treasury shares	(2,243)	2,243	—	—	—	—	—
Other	103	—	282	—	—	—	385
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255

Cumulative effect of accounting changes	—	—	—	16,989	—	—	16,989
Comprehensive income	—	—	—	515,907	9,502	235	525,644
Dividends declared on common stock ($.78 per share)	—	—	—	(137,392)	—	—	(137,392)
Stock option exercises	1,361	—	25,310	—	—	—	26,671
Restricted stock awards, net of forfeitures	170	—	(170)	—	—	—	—
Employee share-based compensation earned	—	—	14,103	—	—	—	14,103
Purchase of Company common stock	—	(12,043)	(68,151)	(436,676)	—	—	(516,870)
Noncontrolling interest payments	—	—	—	—	—	(304)	(304)
Retirement of treasury shares	(11,884)	11,884	—	—	—	—	—
Other	44	—	481	—	—	—	525
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
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
FORM 10-K 47

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$230,857	$186,276
Restricted cash(1):
Included in Other current assets	5,573	54,293
Included in Deferred charges and other assets	2,180	2,051
Total restricted cash	7,753	56,344
Total cash, cash equivalents, and restricted cash	$238,610	$242,620
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$56,745	$22,559	$18,545	$1,121	$98,970
Reserve for credit losses	(3,752)	(1,933)	144	(490)	(6,031)
Receivables, net	$52,993	$20,626	$18,689	$631	$92,939

	December 31, 2019
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$41,370	$20,855	$19,943	$1,765	$83,933
Allowance for doubtful accounts	(1,899)	(363)	—	—	(2,262)
Receivables, net	$39,471	$20,492	$19,943	$1,765	$81,671

Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Notes receivable	$12,389	$14,997
Reserve for credit losses	(5,957)	—
Allowance for doubtful accounts	—	(8,374)
Notes receivable, net	$6,432	$6,623

Long-term miscellaneous receivables	$6,515	$7,287
Reserve for credit losses	(945)	—
Long-term miscellaneous receivables, net	$5,570	$7,287
48 Service Corporation International

PART II
Our atneed trade receivables primarily consist of amounts due for funeral and cemetery services already performed. We provide reserves for credit losses for our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. During 2020, we increased our reserve for credit losses on trade and miscellaneous receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19). Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Prior to adoption of the guidance on credit losses for financial instruments on January 1, 2020, we provided allowances for doubtful accounts on our receivables based on an analysis of historical trends of collection activity.
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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2020:

	January 1, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2020
	(In thousands)
Trade receivables:
Funeral	$(2,690)	$(4,639)	$2	$4,984	$(1,701)	$292	$(3,752)
Cemetery	(1,424)	(1,489)	—	1,028	(50)	2	(1,933)
Total reserve for credit losses on trade receivables	$(4,114)	$(6,128)	$2	$6,012	$(1,751)	$294	$(5,685)

Miscellaneous receivables:
Current	$(203)	$372	—	$—	$—	$(25)	$144
Long-term	(715)	(230)	—	—	—	—	(945)
Total reserve for credit losses on miscellaneous receivables	$(918)	$142	—	$—	$—	$(25)	$(801)

Notes receivable	$(9,031)	$167	—	$2,417	$—	$—	$(6,447)

At December 31, 2020, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$17,506	$584	$330	$106	$18	$1	$—	$18,545
Long-term	2,408	2,412	1,174	441	75	5	$—	$6,515
Total miscellaneous receivables	$19,914	$2,996	$1,504	$547	$93	$6	$—	$25,060

Notes receivable	$—	$—	$197	$—	$—	$5,870	$7,443	$13,510
FORM 10-K 49

PART II
At December 31, 2020, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$71	$40	$—	$111	$18,434	$18,545
Long-term	—	—	—	—	—	6,515	6,515
Total miscellaneous receivables	$—	$71	$40	$—	$111	$24,949	$25,060

Notes receivable	$2	$3	$1	$1,116	$1,122	$12,388	$13,510
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $80.4 million, $70.3 million, and $68.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years, and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $155.3 million, $151.0 million, and $153.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the fourth quarter of 2018, based on a review of our historical usage patterns for similar assets, we increased our estimate of the remaining useful life of certain building improvements and equipment by one to three years. These changes in useful life, which were made prospectively, reduced depreciation expense by $12.1 million ($0.07 per basic and diluted share) in 2019 and $4.3 million ($0.02 per basic and diluted share) in 2018. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 66% of our total lease liability as of December 31, 2020 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing
50 Service Corporation International

PART II
rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
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
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the carrying amount exceeds the fair value of a reporting unit, an impairment is recognized in an amount equal to the excess, up to the amount of goodwill in the reporting unit.
For our most recent annual impairment test performed in the fourth quarter, we used a 6.75% discount rate, revenue growth rates ranging from 1.0% to 3.5% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 1.0% and 2.4% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue ranging from 71.3% to 79.9% and growth rates for other assumptions in our model ranging from 1.0% to 3.5%. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years.
In addition to our annual review, we assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. No interim goodwill impairment reviews were required in 2020 or 2019. For more information related to goodwill, see Note 4.
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
Our intangible asset impairment tests involve estimates and management judgment. For trademarks and tradenames, our test uses the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademarks and tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.6% weighted average using carrying value) of the revenue associated with the trademarks and
FORM 10-K 51

PART II
tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery segments (1.5% weighted average using carrying value), respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During the first quarter of 2020, we performed an impairment assessment on certain of our tradenames as a result of local market conditions where these businesses reside. We recorded a $3.0 million impairment charge for certain of these tradenames during the first quarter of 2020. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. For our first quarter of 2020 test, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.8% weighted average using carrying value) of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery tradenames (1.4% weighted average using carrying value), respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to the overall business. No interim intangible impairment reviews were required in 2019.
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in fulfillment of performance obligations on our contracts with customers. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two years to eighty-nine years. For more information related to intangible assets, see Note 4.
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Where quoted prices are available in an active market, securities held by the trusts are classified as Level 1 investments.
•Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, ratings, and tax-exempt status. These securities are classified as Level 2 investments.
•The valuation of other investments requires management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These securities are classified as Level 3 investments.
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 11.9 million, 2.2 million, and 9.4 million shares of our common stock held in our treasury in 2020, 2019, and 2018, respectively. These retired treasury shares were changed to authorized but unissued status.
Foreign Currency Translation
52 Service Corporation International

PART II
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
For personalized marker merchandise sold on a preneed contract, we will:
•purchase the merchandise from vendors,
•personalize such merchandise in accordance with the customer's specific written instructions,
•either store the merchandise at a third-party bonded storage facility or install the merchandise, based on the customer's instructions, and
•transfer title to the customer.
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
FORM 10-K 53

PART II
cancelable preneed contracts, our Consolidated Balance Sheet reflects the net contract liability, which represents the amount we have collected from customers, in Deferred revenue, net.
Pursuant to state or provincial law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. Fixed income securities held by these trust funds are classified as trading securities. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in total consideration. We defer these investment earnings related to the merchandise and service trusts until the associated merchandise is delivered or services are performed. Fees charged by our wholly-owned registered investment advisor are also included in revenue in the period in which they are earned.
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
A portion of the proceeds from the sale of cemetery property interment rights is required by state or provincial law to be paid into perpetual care trust funds by us to maintain the cemetery. This portion of the proceeds is not recognized as revenue. Fixed income securities held by these trust funds are classified as trading securities. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue. These distributions are intended to defray cemetery maintenance costs incurred by us for our cemetery properties, which are expensed as incurred. The principal of such perpetual care trust funds generally cannot be withdrawn; however, in lieu of the distribution of realized income, certain states allow a total return distribution, which may contain elements of income, capital appreciation, and principal.
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2020, 2019, and 2018 we recognized $199.6 million, $174.7 million, and $180.1 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
The components of Cost of revenue in our Consolidated Statement of Operations are:
•Cost of property and merchandise, which includes cemetery property amortization, the direct cost of merchandise, labor-related costs for merchandise handling and delivery, cemetery maintenance expenses and depreciation, and selling costs;
•Cost of services, which includes the direct cost of providing the services (including labor-related costs), cemetery maintenance expenses and depreciation, vehicle operating costs and depreciation, and selling costs; and
•Overhead and other expenses, which includes labor-related costs, facility expenses and depreciation, and other general and administrative expenses incurred in our funeral and cemetery operations.
Corporate general and administrative expenses include labor-related costs, corporate asset depreciation and amortization, public company costs, and other general and administrative expenses incurred by our corporate functions.
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2020, 2019, and 2018 was $124.5 million, $139.7 million, and $134.1 million, respectively.
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
54 Service Corporation International

PART II
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

Compensation - Retirement Benefits
In August 2018, the FASB amended "Compensation - Retirement Benefits" to modify the disclosure requirements for defined benefit plans. The amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. We have made the required disclosure changes in this Form 10-K. Adoption had no impact on our consolidated results of operations, consolidated financial position, and cash flows.
FORM 10-K 55

PART II
Recently Issued Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued "Reference Rate Reform" to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We currently have no hedging relationships. We are evaluating our contracts and the optional expedients provided by the new standard.

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Preneed receivables, net	$1,069,965	$947,232

Trust investments, at fair value	5,851,188	5,258,319
Insurance-backed fixed income securities and other	245,056	265,160
Trust investments	6,096,244	5,523,479
Less: Cemetery perpetual care trust investments	(1,820,489)	(1,681,149)
Preneed trust investments	4,275,755	3,842,330

Preneed receivables, net and trust investments	$5,345,720	$4,789,562

Preneed receivables, net comprised the following:

	December 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$143,896	$979,259	$1,123,155
Unearned finance charges	(14,018)	$(19,968)	$(33,986)
Preneed receivables, at amortized cost	$129,878	$959,291	$1,089,169
Reserve for credit losses	(10,940)	$(8,264)	$(19,204)
Preneed receivables, net	$118,938	$951,027	$1,069,965

	December 31, 2019
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$130,971	$907,973	$1,038,944
Unearned finance charges	(16,328)	(34,242)	(50,570)
Preneed receivables, at amortized cost	114,643	873,731	988,374
Allowance for cancellation	(1,452)	(39,690)	(41,142)
Preneed receivables, net	$113,191	$834,041	$947,232
56 Service Corporation International

PART II
At December 31, 2020, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$60,249	$37,497	$13,276	$6,353	$3,039	$9,464	$129,878
Cemetery	426,260	232,622	149,693	87,912	40,857	21,947	959,291
Total preneed receivables, at amortized cost	$486,509	$270,119	$162,969	$94,265	$43,896	$31,411	$1,089,169

At December 31, 2020, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,593	$2,503	$1,533	$15,321	$22,950	$106,928	$129,878
Cemetery	28,288	20,821	5,233	989	55,331	903,960	959,291
Total preneed receivables, at amortized cost	$31,881	$23,324	$6,766	$16,310	$78,281	$1,010,888	$1,089,169

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2020.

	January 1, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	December 31, 2020
	(In thousands)
Funeral	$(8,057)	$(5,652)	$9	$2,750	$10	$(10,940)
Cemetery	(6,700)	(2,087)	—	520	3	(8,264)
Total reserve for credit losses on preneed receivables	$(14,757)	$(7,739)	$9	$3,270	$13	$(19,204)

The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Deposits	$429,307	$421,460	$393,523
Withdrawals	$424,986	$435,344	$432,822
Purchases of securities	$2,147,935	$1,596,698	$1,540,093
Sales of securities	$1,994,684	$1,495,733	$1,564,968
Realized gains from sales of securities(1)	$418,851	$241,661	$305,595
Realized losses from sales of securities(1)	$(262,974)	$(121,272)	$(77,996)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
FORM 10-K 57

PART II
The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$4,789,562	$4,271,392	$4,778,842
Cumulative effect of accounting changes	26,394	—	—
Net preneed contract sales	1,494,557	1,372,705	1,325,134
Cash receipts from customers, net of refunds	(1,279,295)	(1,280,468)	(1,185,717)
Deposits to trust	373,663	372,644	347,601
Acquisitions of businesses, net	19,299	11,751	134,729
Net undistributed investment earnings (losses) (1)	407,770	489,577	(191,611)
Maturities and distributed earnings	(430,608)	(442,507)	(433,036)
Change in cancellation allowance	(4,468)	(2,006)	62,131
Change in amounts due on unfulfilled performance obligations	(55,269)	(10,223)	(546,554)
Effect of foreign currency and other	4,115	6,697	(20,127)
Ending balance - Preneed receivables, net and trust investments	$5,345,720	$4,789,562	$4,271,392
(1)    Includes both realized and unrealized investment earnings (losses).
58 Service Corporation International

PART II
The cost and fair values associated with trust investments recorded at fair value at December 31, 2020 and 2019 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$44,907	$1,566	$(272)	$46,201
Canadian government	2	30,210	51	(157)	30,104
Corporate	2	1,669	14	(8)	1,675
Residential mortgage-backed	2	2,438	131	—	2,569
Asset-backed	2	174	3	(5)	172
Equity securities:
Preferred stock	2	358	—	(24)	334
Common stock:
United States	1	1,500,125	503,757	(54,748)	1,949,134
Canada	1	35,016	10,915	(1,823)	44,108
Other international	1	110,775	39,837	(1,831)	148,781
Mutual funds:
Equity	1	821,406	95,155	(10,437)	906,124
Fixed income	1	1,022,409	35,872	(19,298)	1,038,983
Other	3	188	2	—	190
Trust investments, at fair value		3,569,675	687,303	(88,603)	4,168,375
Commingled funds
Fixed income		657,219	37,474	(173)	694,520
Equity		283,329	97,704	—	381,033
Money market funds		330,745	—	—	330,745
Private equity		217,953	68,846	(10,284)	276,515
Trust investments, at net asset value		1,489,246	204,024	(10,457)	1,682,813
Trust investments, at market		$5,058,921	$891,327	$(99,060)	$5,851,188

As of December 31, 2020, our unfunded commitment for our private equity investments was $228.0 million which, if called, would be funded by the assets of the trusts.
FORM 10-K 59

PART II

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
60 Service Corporation International

PART II
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Fair value, beginning balance at January 1	$8,218	$9,755	$9,067
Net realized and unrealized (losses) included in Other income, net(1)	(1,215)	(761)	(697)
Purchases	—	1,006	66
Sales	(2)	(1,782)	(26)
Acquisitions, net	—	—	1,345
Transfers	(6,811)	—	—
Fair value, ending balance at December 31	$190	$8,218	$9,755
(1)All net realized and unrealized (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.
Maturity dates of our fixed income securities range from 2021 to 2040. Maturities of fixed income securities (excluding mutual funds) at December 31, 2020 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$47,203
Due in one to five years	25,067
Due in five to ten years	8,311
Thereafter	140
Total estimated maturities of fixed income securities	$80,721

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $129.1 million, $119.0 million, and $121.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $77.8 million, $77.5 million, and $74.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Deferred revenue, net
At December 31, 2020 and 2019, Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Deferred revenue	$2,127,878	$2,046,000
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(638,969)	(578,897)
Deferred revenue, net	$1,488,909	$1,467,103
FORM 10-K 61

PART II
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,306,479	$4,790,552	$5,265,206
Cumulative effect of accounting changes	—	—	37,991
Net preneed contract sales	1,089,060	984,575	977,378
(Dispositions) acquisitions of businesses, net	19,664	(12,741)	159,560
Net investment gains (losses)(1)	402,048	484,577	(195,051)
Recognized revenue from backlog (2)	(412,127)	(368,908)	(381,041)
Recognized revenue from current period sales	(598,768)	(573,804)	(572,428)
Change in amounts due on unfulfilled performance obligations	(55,087)	(10,223)	(546,554)
Change in cancellation reserve	1,070	1,066	65,817
Effect of foreign currency and other	8,952	11,385	(20,326)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,761,291	$5,306,479	$4,790,552
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2020			2019
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,535,278	$328,945	$1,864,223	$1,528,407	$335,435	$1,863,842
Increase (decrease) in goodwill related to acquisitions (1)	14,796	—	14,796	7,458	(6,003)	1,455
Reduction of goodwill related to divestitures	(1,175)	—	(1,175)	(5,003)	(487)	(5,490)
Effect of foreign currency	2,163	—	2,163	4,416	—	4,416
Total activity	15,784	—	15,784	6,871	(6,490)	381
Ending balance — Goodwill	$1,551,062	$328,945	$1,880,007	$1,535,278	$328,945	$1,864,223
(1)Also includes adjustments within the remeasurement period related to acquisitions.

62 Service Corporation International

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2020	2019
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$219,493	$216,646
Customer relationships	10	-	20	150,365	149,479
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				403,785	400,052
Less: accumulated amortization:
Covenants-not-to-compete				201,427	198,610
Customer relationships				90,022	83,047
Tradenames				202	123
Other				8,807	8,067
				300,458	289,847

Amortizing intangibles, net				103,327	110,205

Non-amortizing intangibles:
Tradenames			Indefinite	327,297	310,197
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				338,062	320,962

Intangible assets, net — included in Deferred charges and other assets, net				$441,389	$431,167

As part of our recoverability testing process during 2020, we recognized $3.1 million of impairment on tradenames. Amortization expense for intangible assets was $22.4 million, $25.6 million, and $26.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2020 (in thousands):

2021	$7,297
2022	6,133
2023	5,741
2024	5,596
2025	5,465
Total estimated amortization expense	$30,232
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$633,608	$441,579	$399,123
Foreign	28,452	22,853	42,609
	$662,060	$464,432	$441,732
FORM 10-K 63

PART II
Income tax provision (benefit) consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
United States	$106,632	$51,664	$18,138
Foreign	7,968	7,059	10,541
State	23,439	12,908	6,974
Total current income taxes	138,039	71,631	35,653
Deferred:
United States	$6,339	$12,973	$(48,565)
Foreign	(64)	(571)	386
State	1,609	10,628	6,700
Total deferred income taxes	7,884	23,030	(41,479)
Total income taxes	$145,923	$94,661	$(5,826)
We made income tax payments of $138.0 million, $70.6 million, and $65.4 million in 2020, 2019, and 2018, respectively, and received refunds of $5.2 million, $4.7 million, and $11.4 million, respectively.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$139,031	$97,531	$92,764
State and local taxes, net of federal income tax benefits	20,711	20,081	10,146
Foreign jurisdiction differences	2,496	1,646	2,377
Permanent differences associated with divestitures	73	1,288	790
Changes in uncertain tax positions and audit settlements	100	(9,842)	(88,687)
Foreign valuation allowance, net of federal income tax benefits	(566)	$43	$(431)
Enactment of U.S. Tax Act	—	—	(16,105)
Excess tax benefit from share-based compensation	(9,093)	(13,868)	(11,159)
Other	(6,829)	(2,218)	4,479
Provision for (benefit from) income taxes	$145,923	$94,661	$(5,826)
Total consolidated effective tax rate	22.0%	20.4%	(1.3)%
The lower effective tax rate for the twelve months ended December 31, 2018 was primarily due to the reduction in uncertain tax positions as a result of the expiration of statutes of limitation.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:
64 Service Corporation International

PART II

	Years Ended December 31,
	2020	2019
	(In thousands)
Inventories and cemetery property	$(208,707)	$(212,498)
Deferred incremental direct selling costs	(81,301)	(76,692)
Property and equipment	(161,293)	(139,548)
Intangibles	(201,361)	(199,906)
Other	(2,424)	(1,893)
Deferred tax liabilities	(655,086)	(630,537)
Loss and tax credit carryforwards	134,912	143,391
Deferred revenue on preneed funeral and cemetery contracts	117,748	113,171
Accrued liabilities	73,743	67,489
Deferred tax assets	326,403	324,051
Less: valuation allowance	(108,090)	(114,331)
Net deferred income tax liability	$(436,773)	$(420,817)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$535	$665
Non-current deferred tax liabilities - included in Deferred tax liability	(437,308)	(421,482)
Net deferred income tax liability	$(436,773)	$(420,817)
As of December 31, 2020, foreign withholding taxes have not been provided on the estimated $298.1 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $14.3 million.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2018 to December 31, 2020 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2017	$79,455
Additions to tax positions related to prior years	1,348
Reduction to tax positions due to expiration of statutes of limitation	(79,455)
Balance at December 31, 2018	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2019	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2020	$1,348
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.4 million as of December 31, 2020, 2019 and 2018.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.7 million, $0.6 million, and $0.5 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2020, 2019 and 2018, respectively. We recorded an increase of interest and penalties of $0.1 million, $0.1 million and a decrease of $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
FORM 10-K 65

PART II
The federal statutes of limitations have expired for all tax years prior to 2017, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2018. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.4 million within the next twelve months as a result of concluding various state tax matters.
Various subsidiaries have federal, state, and foreign loss carryforwards in the aggregate of $2.5 billion with expiration dates through 2040. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2021	$—	$159,554	$—	$159,554
2022	—	77,737	—	77,737
2023	—	226,906	151	227,057
2024	—	172,593	578	173,171
Thereafter	135	1,832,849	11,702	1,844,686
Total	$135	$2,469,639	$12,431	$2,482,205
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2020, we recorded a net $5.9 million decrease in our state valuation allowance and a net $0.3 million decrease in our foreign valuation allowance resulting primarily from increased activity in various states and Puerto Rico. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2020, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$28	$128,024	$6,860	$134,912
Valuation allowance	$—	$88,056	$20,034	$108,090
6. Debt
The components of Debt are:

	Years Ended December 31,
	2020	2019
	(In thousands)
8.0% Senior Notes due November 2021	$150,000	$150,000
5.375% Senior Notes due May 2024	—	850,000
7.5% Senior Notes due April 2027	152,710	153,465
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	—
Term Loan due May 2024	601,250	633,750
Bank Credit Facility due May 2024	525,000	295,000
Obligations under finance leases	148,864	185,252
Mortgage notes and other debt, maturities through 2050	51,766	45,104
Unamortized premiums and discounts, net	(317)	5,634
Unamortized debt issuance costs	(36,739)	(34,854)
Total debt	$3,742,534	$3,583,351
Less: Current maturities of long-term debt	(228,352)	(69,821)
Total long-term debt	$3,514,182	$3,513,530
66 Service Corporation International

PART II
Current maturities of debt at December 31, 2020 include amounts due under our term loan, certain senior notes, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.62% and 4.72% at December 31, 2020 and 2019, respectively. Approximately 66% and 69% of our total debt had a fixed interest rate at December 31, 2020 and 2019, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2020 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2021	$228,355
2022	60,752
2023	70,152
2024	1,038,963
2025	38,823
2026 and thereafter	2,305,489
Total debt maturities	$3,742,534
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2020, we are in compliance with all of our debt covenants. We issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.15% at December 31, 2020. As of December 31, 2020, we have $441.0 million in borrowing capacity under the facility.
As of December 31, 2019, we issued $34.0 million of letters of credit.
Debt Issuances and Additions
During the year ended December 31, 2020, we issued or added $1.6 billion of debt including:
•$850.0 million unsecured 3.375% Senior Notes due August 2030; and
•$735.0 million on our Bank Credit Facility due May 2024.
Newly issued debt was used to pay off our Bank Credit Facility due May 2024, to redeem our 5.375% Senior Notes due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.5 million.
During the year ended December 31, 2019, we issued or added $1.1 billion of debt including:
•$750.0 million unsecured 5.125% Senior Notes due June 2029;
•$55.0 million on our Bank Credit Facility due December 2022;
•$295.0 million on our Bank Credit Facility due May 2024; and
•$49.3 million in additional proceeds from certain members of the syndicate of banks in our Bank Credit Facility.
Newly issued debt was used to pay off our Bank Credit Facility due December 2022, to redeem our 5.375% Senior Notes due January 2022, to redeem our 4.5% Senior Notes due November 2020, to fund acquisition activity, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $15.5 million.
Debt Extinguishments and Reductions
During the year ended December 31, 2020, we made aggregate debt payments of $1.4 billion for scheduled and early extinguishment payments including:
•$505.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$32.5 million in aggregate principal of our Term Loan due May 2024;
•$0.8 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$850.0 million in aggregate principal of 5.375% Senior Notes due May 2024;
•$16.1 million of premiums paid on early extinguishment; and
FORM 10-K 67

PART II
•$2.0 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $18.4 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2020.
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
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$425.0 million in aggregate principal of 5.375% Senior Notes due January 2022;
•$200.0 million in aggregate principal of 4.5% Senior Notes due November 2020;
•$46.5 million in aggregate principal of 7.5% Senior Notes due April 2027;
•$11.5 million of premiums paid on early extinguishment; and
•$0.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $16.6 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2019.
Additional Debt Disclosures
At December 31, 2020 and 2019, we had deposits of $2.0 million and $2.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
We had assets of approximately $1.2 million and $0.6 million pledged as collateral for the mortgage notes and other debt at December 31, 2020 and 2019, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2020	$152,524
Payments in 2019	$190,672
Payments in 2018	$179,865

Expected cash interest payments for the five years subsequent to December 31, 2020 and thereafter are as follows (in thousands):

Payments in 2021	$135,299
Payments in 2022	123,677
Payments in 2023	122,791
Payments in 2024	112,518
Payments in 2025	105,164
Payments in 2026 and thereafter	331,096
Total expected cash interest payments	$930,545
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
68 Service Corporation International

PART II
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
8.0% Senior Notes due November 2021	$159,000	$165,375
5.375% Senior Notes due May 2024	—	879,606
7.5% Notes due April 2027	185,639	188,381
4.625% Senior Notes due December 2027	590,700	577,500
5.125% Senior Notes due June 2029	840,368	798,525
3.375% Senior Notes due August 2030	883,099	—
Term Loan due May 2024	601,250	633,750
Bank Credit Facility due May 2024	525,000	295,000
Mortgage notes and other debt, maturities through 2050	51,659	45,104
Total fair value of debt instruments	$3,836,715	$3,583,241

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
FORM 10-K 69

PART II
Future lease payments for non-cancelable operating and finance leases as of December 31, 2020 were as follows:

	Operating	Finance	Total
	(In thousands)
2021	$10,836	$51,126	$61,962
2022	9,649	32,018	41,667
2023	7,222	24,504	31,726
2024	6,122	28,242	34,364
2025	5,177	9,711	14,888
2026 and thereafter	37,502	19,082	56,584
Total lease payments	$76,508	$164,683	$241,191
Less: Interest	(19,268)	(15,819)	(35,087)
Present value of lease liabilities	$57,240	$148,864	$206,104

The components of lease cost were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Amortization of leased assets	$41,938	$42,147
Interest on lease liabilities	5,955	6,882
Total finance lease cost	47,893	49,029
Operating lease cost	12,196	12,502
Variable lease cost	29	1,089
Total lease cost	$60,118	$62,620

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	December 31, 2020	December 31, 2019
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$54,764	$58,101
Finance lease right-of-use assets (1)	Property and equipment, net	146,144	179,538
Total right-of-use assets (1)		$200,908	$237,639

Operating	Accounts payable and accrued liabilities	$8,584	$8,538
Finance	Current maturities of long-term debt	47,109	39,428
Total current lease liabilities		55,693	47,966
Operating	Other liabilities	48,656	52,091
Finance	Long-term debt	101,755	145,824
Total non-current lease liabilities		150,411	197,915
Total lease liabilities		$206,104	$245,881
(1)    Right-of-use assets are presented net of accumulated amortization.

70 Service Corporation International

PART II
The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2020		December 31, 2019
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	12.2	4.8	12.4	4.9
Weighted-average discount rate	4.3%	3.3%	4.6%	3.5%

Supplemental cash flow information related to leases were as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,190	$12,568
Operating cash flows for finance leases	5,446	7,472
Financing cash flows for finance leases	43,598	42,627
Total cash paid for amounts included in the measurement of lease liabilities	$61,234	$62,667

New finance leases	23,523	43,823
Finance lease renewals and extensions	—	4,410
Right-of-use assets obtained in exchange for finance lease liabilities	$23,523	$48,233

New operating leases	4,684	2,883
Operating lease renewals and extensions	4,128	8,042
Right-of-use assets obtained in exchange for operating lease liabilities	$8,812	$10,925

The right-of-use assets obtained in exchange for lease liabilities shown above exclude the following activities: In 2020, we acquired funeral home buildings and land that were previously leased. Right-of-use assets were reduced $2.7 million as a result of these acquisitions. In 2019, we recorded modifications of $5.7 million that reduced right-of-use assets and lease liabilities through remeasurement and reassessment of certain leases.
We have 64 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $3.6 million and $2.5 million in lease income for the years ended December 31, 2020 and 2019, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non lease components are excluded from rental income disclosures.

Future undiscounted lease income from operating leases as of December 31, 2020 were as follows (in thousands):

2021	$4,466
2022	4,053
2023	3,345
2024	2,929
2025	2,631
2026 and thereafter	21,956
Total expected cash receipts	$39,380

FORM 10-K 71

PART II
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, our Consolidated Balance Sheet includes Land of $25.0 million, and Buildings and improvements of $25.3 million, net of $2.2 million accumulated depreciation, related to these properties.
9. Commitments and Contingencies
Employment and Management, Consulting, and Non-Competition Agreements
We have entered into employment and management, consulting, and non-competition agreements, generally for five years to ten years, with certain officers and associates and former owners of businesses that we acquired. At December 31, 2020, the maximum estimated future cash commitments under agreements with remaining commitment terms, and with original terms of more than one year, were as follows:

	Employment and Management	Consulting	Non-Competition	Total
	(In thousands)
2021	$1,941	$716	$4,532	$7,189
2022	1,017	562	3,582	5,161
2023	585	255	2,656	3,496
2024	299	138	2,148	2,585
2025	148	132	1,885	2,165
2026 and thereafter	49	129	3,722	3,900
Total	$4,039	$1,932	$18,525	$24,496
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2020 and 2019, we have self-insurance reserves of $92.8 million and $84.3 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
72 Service Corporation International

PART II
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
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. We believe our contracts comply with applicable laws. Given the nature of this lawsuit, we are unable to estimate a reasonably possible loss or range of loss, if any.
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court Southern District of Florida Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds, general, actual, compensatory and exemplary damages, civil penalties, interest, and attorney fees. Given the nature of this lawsuit, we are unable to estimate a reasonably possible loss or range of loss, if any.
Unclaimed Property Audit
We received notices from two third-party auditors representing the unclaimed property departments of certain states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the preneed funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2020 or 2019. At December 31, 2020 and 2019, 500,000,000 common shares of $1 par value were authorized. We had 174,792,272 and 185,100,789 shares issued and 170,717,236 and 181,184,963 outstanding at par at December 31, 2020 and 2019, respectively.
FORM 10-K 73

PART II
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2020, we repurchased 12,043,347 shares of our common stock at an aggregate cost of $516.9 million, which is an average cost per share of $42.92. During 2019, we repurchased 2,908,850 shares of our common stock at an aggregate cost of $129.6 million, which is an average cost per share of $44.55. During August 2020, our Board of Directors increased our share repurchase authorization to $500.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $231.0 million at December 31, 2020.
Subsequent to December 31, 2020, we repurchased 802,146 shares for $40.7 million at an average cost per share of $50.74.
11. Share-Based Compensation
Stock Benefit Plans
We maintain benefit plans whereby shares of our common stock may be issued pursuant to the exercise of stock options or restricted stock granted to officers and key associates. Our Amended and Restated Incentive Plan ("the 1996 Plan") reserved 44,000,000 shares of our common stock for outstanding and future awards of stock options, restricted stock, and other share-based awards to officers and key associates. In May 2017, our shareholders approved the amended 2016 Equity Incentive Plan ("the 2016 Plan"), which reserved 13,404,404 shares of common stock for outstanding and future awards of stock options, restricted stock, and other awards to officers and key associates.
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2020 and 2019, 5,873,329 and 7,148,871 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2020	2019	2018
Dividend yield	1.7%	1.7%	1.8%
Expected volatility	18.0%	19.8%	18.5%
Risk-free interest rate	1.4%	2.5%	2.4%
Expected holding period (years)	3.7	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$14,103	$15,029	$15,626
Income tax benefit related to share-based compensation included in net income	$3,417	$3,842	$3,998
74 Service Corporation International

PART II
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2020 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2019	7,309,446	$27.53
Granted	963,940	$50.82
Exercised	(1,361,321)	$19.59
Outstanding at December 31, 2020	6,912,065	$32.34
Exercisable at December 31, 2020	5,101,243	$27.46
The aggregate intrinsic value for stock options outstanding and exercisable was $117.5 million and $110.4 million, respectively, at December 31, 2020.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2020 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2020	Weighted- Average Exercise Price
$15.00 — 25.00	2,581,498	2.4	$21.70	2,581,498	$21.70
$25.01 — 35.00	1,419,762	4.1	$29.25	1,419,762	$29.25
$35.01 — 45.00	1,946,865	5.5	$39.54	1,099,983	$38.68
$45.01 — 55.00	963,940	7.1	$50.82	—	$—
$0.00 — 55.00	6,912,065	4.3	$32.34	5,101,243	$27.46

Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of stock options granted	$6.44	$6.86	$5.52
Total fair value of stock options vested	$5,535	$7,250	$6,857
Total intrinsic value of stock options exercised	$41,995	$65,023	$48,643
Cash received from the exercise of stock options	$26,671	$40,922	$24,517
Recognized compensation expense	$5,668	$6,314	$6,648
As of December 31, 2020, the unrecognized compensation expense related to stock options of $6.7 million is expected to be recognized over a weighted average period of 1.8 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2019	288,065	$38.09
Granted	113,872	$50.82
Vested	(158,408)	$35.82
Nonvested restricted share awards at December 31, 2020	243,529	$45.52
FORM 10-K 75

PART II

Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2020	2019	2018
Recognized compensation expense related to restricted share awards	$5,568	$6,000	$6,063
Weighted-average grant date fair value for nonvested restricted stock granted	$50.82	$42.73	$37.50
Total fair market value of restricted share awards vested	$5,674	$6,718	$5,702
Aggregate intrinsic value of restricted share awards vested	$2,100	$3,724	$3,578
At December 31, 2020, unrecognized compensation expense of $6.6 million related to restricted share awards is expected to be recognized over a weighted average period of 1.8 years.
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2019	151,452	$36.79
Granted	67,151	$48.89
Vested	(78,453)	$34.69
Forfeited and other	(4,842)	$41.70
Nonvested restricted share units at December 31, 2020	135,308	$43.83

Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2020	2019	2018
Recognized compensation expense related to restricted share units	$2,867	$2,715	$2,862
Weighted-average grant date fair value for nonvested restricted share units granted	$48.89	$40.91	$35.89
Total fair market value of restricted share units vested	$2,722	$2,827	$1,946
Aggregate intrinsic value of restricted share units vested	$1,004	$1,432	$970
At December 31, 2020, the unrecognized compensation expense related to restricted share units of $3.4 million is expected to be recognized over a weighted average period of 1.8 years.
Performance Units
During 2020, 2019, and 2018 we granted 112,762, 125,546 and 161,864 performance units, respectively. At December 31, 2020, there were 514,381 performance units outstanding. Total compensation expense for these awards was $8.6 million, $6.1 million, and $3.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2020 were as follows:

Share price at beginning of performance period	$40.70
Risk-free interest rate	0.11%
Expected volatility	38.0%
Fair value of shares-based performance units outstanding	$49.10
At December 31, 2020, the unrecognized compensation expense related to performance units of $6.8 million is expected to be recognized over a weighted average period of 1.5 years.
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
76 Service Corporation International

PART II
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
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Interest cost on projected benefit obligation	$698	$956	$923
Recognized net actuarial losses (gains)	1,641	2,886	(1,127)
Total net periodic benefit cost	$2,339	$3,842	$(204)

The Plans’ funded status were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,961	$24,707
Interest cost	698	956
Actuarial loss	1,641	2,886
Benefits paid	(2,665)	(3,588)
Benefit obligation at end of year	$24,635	$24,961
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,665	3,588
Benefits paid, including expenses	(2,665)	(3,588)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(24,635)	$(24,961)

Funding Summary:
Projected benefit obligations	$24,635	$24,961
Accumulated benefit obligation	$24,635	$24,961
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(2,432)	$(2,708)
Included in Other liabilities	(22,203)	(22,253)
Total accrued benefit (liability)	$(24,635)	$(24,961)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2020 and 2019 was $48.8 million and $47.7 million, respectively, and the cash surrender value was $39.1 million and $38.0 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted-average discount rate used to determine obligations	2.06%	2.95%	4.13%
Weighted-average discount rate used to determine net periodic benefit cost	2.98%	4.15%	3.26%
FORM 10-K 77

PART II
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

The following benefit payments are expected to be paid in the next ten years related to our Plans (in thousands):

2021	$2,458
2022	2,357
2023	2,116
2024	1,922
2025	1,823
Years 2026 through 2030	7,986
Total expected benefit payments	$18,662
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2020, 2019, and 2018, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2020, 2019, and 2018 was $39.8 million, $39.7 million, and $36.8 million, respectively.
78 Service Corporation International

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

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$1,092,016	$996,643	$998,464
Matured preneed revenue	662,675	605,237	600,944
Core funeral revenue	1,754,691	1,601,880	1,599,408
Non-funeral home revenue	61,198	52,211	49,671
Recognized preneed revenue	124,645	139,525	125,144
Other revenue	111,767	130,286	123,769
Total funeral revenue	2,052,301	1,923,902	1,897,992
Cemetery revenue:
Atneed revenue	386,850	326,230	323,162
Recognized preneed property revenue	659,950	581,724	572,955
Recognized preneed merchandise and services revenue	298,864	287,589	288,282
Core cemetery revenue	1,345,664	1,195,543	1,184,399
Other revenue	113,544	111,340	107,783
Total cemetery revenue	1,459,208	1,306,883	1,292,182
Total revenue from customers	$3,511,509	$3,230,785	$3,190,174
Gross profit:
Funeral gross profit	$494,602	$372,638	$369,613
Cemetery gross profit	482,225	387,942	390,709
Gross profit from reportable segments	976,827	760,580	760,322
Corporate general and administrative expenses	(141,066)	(126,886)	(145,596)
Gains on divestitures and impairment charges, net	7,009	32,919	15,933
Operating income	842,770	666,613	630,659
Interest expense	(163,063)	(185,843)	(181,556)
Losses on early extinguishment of debt, net	(18,428)	(16,637)	(10,131)
Other income, net	781	299	2,760
Income before income taxes	$662,060	$464,432	$441,732
FORM 10-K 79

PART II
Other reportable segment information for the year ended December 31 were as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2020
Interest expense	$3,896	$514	$158,653	$163,063
Depreciation and amortization	$107,770	$34,693	$12,836	$155,299
Amortization of intangibles	$13,593	$8,841	$10	$22,444
Amortization of cemetery property	$—	$80,403	$—	$80,403
Capital expenditures	$86,902	$132,443	$2,866	$222,211
Total assets	$6,030,764	$8,042,339	$442,322	$14,515,425
2019
Interest expense	$4,026	$659	$181,158	$185,843
Depreciation and amortization	$106,982	$33,323	$10,695	$151,000
Amortization of intangibles	$15,343	$10,297	$9	$25,649
Amortization of cemetery property	$—	$70,330	$—	$70,330
Capital expenditures	$112,090	$125,365	$2,502	$239,957
Total assets	$5,821,408	$7,483,713	$372,309	$13,677,430
2018
Interest expense	$3,634	$469	$177,453	$181,556
Depreciation and amortization	$108,891	$33,183	$11,576	$153,650
Amortization of intangibles	$17,515	$8,619	$61	$26,195
Amortization of cemetery property	$—	$68,640	$—	$68,640
Capital expenditures	$99,008	$125,131	$11,406	$235,545

Our geographic area information for the year ended December 31 were as follows:

	United States	Canada	Total
	(In thousands)
2020
Revenue from external customers	$3,328,381	$183,128	$3,511,509
Interest expense	$162,804	$259	$163,063
Depreciation and amortization	$146,378	$8,921	$155,299
Amortization of intangibles	$22,132	$312	$22,444
Amortization of cemetery property	$76,275	$4,128	$80,403
Operating income	$795,461	$47,309	$842,770
Gains on divestitures and impairment charges, net	$6,935	$74	$7,009
Long-lived assets	$6,633,470	$339,594	$6,973,064
2019
Revenue from external customers	$3,052,101	$178,684	$3,230,785
Interest expense	$185,512	$331	$185,843
Depreciation and amortization	$142,550	$8,450	$151,000
Amortization of intangibles	$25,079	$570	$25,649
Amortization of cemetery property	$66,552	$3,778	$70,330
Operating income	$628,204	$38,409	$666,613
Gains (losses) on divestitures and impairment charges, net	$33,200	$(281)	$32,919
Long-lived assets	$6,531,705	$301,461	$6,833,166
2018
Revenue from external customers	$2,991,617	$198,557	$3,190,174
Interest expense	$181,266	$290	$181,556
Depreciation and amortization	$144,877	$8,773	$153,650
Amortization of intangibles	$25,664	$531	$26,195
Amortization of cemetery property	$63,709	$4,931	$68,640
Operating income	$568,446	$62,213	$630,659
Gains on divestitures and impairment charges, net	$8,419	$7,514	$15,933
80 Service Corporation International

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents:
Cash	$192,398	$149,981
Commercial paper and temporary investments	38,459	36,295
	$230,857	$186,276
Other current assets:
Income tax receivable	$3,725	$5,905
Prepaid insurance	4,598	4,451
Restricted cash	5,573	54,293
Other	14,531	15,839
	$28,427	$80,488
Cemetery property:
Undeveloped land	$1,240,387	$1,233,363
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	638,953	640,239
	$1,879,340	$1,873,602
Property and equipment, net:
Land	$678,421	$642,168
Buildings and improvements	2,295,113	2,221,758
Operating equipment	597,110	499,700
Leasehold improvements	40,691	40,879
Finance leases	318,634	350,626
	3,929,969	3,755,131
Less: Accumulated depreciation	(1,623,815)	(1,518,610)
Less: Accumulated amortization of finance leases	(172,490)	(171,088)
	$2,133,664	$2,065,433
Deferred charges and other assets:
Intangible assets, net	$441,389	$431,167
Restricted cash	2,180	2,051
Deferred tax assets	535	665
Notes receivable, net of allowances of $5,957 and $8,374, respectively	6,432	6,623
Cash surrender value of insurance policies	202,120	176,126
Deferred incremental direct selling costs	311,710	293,125
Operating leases	54,764	58,101
Other	60,923	62,050
	$1,080,053	$1,029,908
FORM 10-K 81

PART II

	Years Ended December 31,
	2020	2019
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$186,401	$174,494
Accrued benefits	147,366	99,396
Accrued interest	20,468	15,390
Accrued property taxes	14,394	16,402
Self-insurance reserves	92,760	84,290
Bank overdrafts	32,352	16,694
Operating leases	8,584	8,538
Other accrued liabilities	73,623	63,341
	$575,948	$478,545
Other liabilities:
Accrued benefit costs	$22,203	$22,253
Deferred compensation	174,721	152,119
Customer refund obligation reserve	45,780	46,958
Tax liability	2,104	2,004
Payable to perpetual care trust	96,828	93,053
Operating leases	48,656	52,091
Other	29,747	9,596
	$420,039	$378,074
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net change in capital expenditure accrual	$(6,417)	$4,435	$(2,597)
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
82 Service Corporation International

PART II
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	515,907	369,596	447,208
Weighted average shares:
Weighted average shares — basic	176,709	182,246	182,447
Stock options	2,234	3,223	4,339
Restricted share units	47	54	186
Weighted average shares — diluted	178,990	185,523	186,972
Amounts attributable to common stockholders:
Net income per share:
Basic	$2.92	$2.03	$2.45
Diluted	$2.88	$1.99	$2.39
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Antidilutive options	1,614	678	1,035
16. Acquisitions and Divestiture-Related Activities
Acquisitions
In June 2018, we acquired fifteen funeral homes and seven cemeteries in four states (the “acquired businesses”) for $82.2 million in cash. Additionally, we paid $49.8 million of the acquired businesses' existing debt in conjunction with the closing of the acquisition.
Included in our results of operations for the twelve months ended December 31, 2018 is revenue of $17.9 million and net income of $1.7 million for the period from the acquisition date (June 8, 2018) through December 31, 2018. The following unaudited pro forma summary presents financial information as if the acquisition had occurred on January 1, 2018:

2018
(In thousands)
(unaudited)
Revenue	$32,434
Net income	$4,669
Excluding the June 2018 acquisition described above, we spent $116.2 million, $107.0 million, and $62.8 million for real estate, funeral service locations, and cemeteries for the three years ended December 31, 2020, 2019, and 2018, respectively. These amounts include the use of $55.1 million, $13.6 million, and $5.9 million in 1031 exchange funds for the three years ended December 31, 2020, 2019, and 2018, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Gains on divestitures, net	$11,962	$41,835	$20,340
Impairment losses	(4,953)	(8,916)	(4,407)
Gains on divestitures and impairment charges, net	$7,009	$32,919	$15,933
FORM 10-K 83

PART II
17. Quarterly Financial Data (Unaudited)
Quarterly financial data for 2020 and 2019 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2020
Revenue	$802,965	$820,035	$918,241	$970,268
Costs of revenue	$(623,921)	$(601,268)	$(654,585)	$(654,908)
Gross profit	$179,044	$218,767	$263,656	$315,360
Operating income	$151,776	$182,335	$223,213	$285,446
Income before income taxes(1)	$106,039	$141,723	$164,843	$249,455
Provision for income taxes	$(24,038)	$(36,170)	$(37,351)	$(48,364)
Net income	$82,001	$105,553	$127,492	$201,091
Net loss (income) attributable to noncontrolling interests	$(60)	$(45)	$(77)	$(48)
Net income attributable to common stockholders	$81,941	$105,508	$127,415	$201,043
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.45	$0.59	$0.72	$1.17
Diluted — EPS	$0.45	$0.59	$0.72	$1.15
2019
Revenue	$798,212	$812,572	$769,241	$850,760
Costs of revenue	$(606,378)	$(621,426)	$(609,509)	$(632,892)
Gross profit	$191,834	$191,146	$159,732	$217,868
Operating income	$146,978	$150,105	$128,585	$240,945
Income before income taxes(1)	$100,308	$96,083	$72,869	$195,172
(Provision for) benefit from income taxes	$(21,095)	$(23,570)	$(1,997)	$(47,999)
Net income	$79,213	$72,513	$70,872	$147,173
Net income attributable to noncontrolling interests	$110	$(184)	$(80)	$(21)
Net income attributable to common stockholders	$79,323	$72,329	$70,792	$147,152
Net income attributable to common stockholders per share(2):
Basic — EPS	$0.44	$0.40	$0.39	$0.81
Diluted — EPS	$0.43	$0.39	$0.38	$0.79
(1)Includes Gains (losses) on divestitures and impairment charges, net, as described in Note 16.
(2)Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.
84 Service Corporation International

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2020

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(in thousands)
Current provision:
Reserve for credit losses:
Year Ended December 31, 2020	$—	$5,756	$275	$6,031
Allowance For Doubtful Accounts:
Year Ended December 31, 2020	$2,230	$—	$(2,230)	$—
Year Ended December 31, 2019	$1,578	$9,146	$(8,494)	$2,230
Year Ended December 31, 2018	$2,090	$8,372	$(8,884)	$1,578
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2020	$—	$88	$6,814	$6,902
Allowance For Doubtful Accounts:
Year Ended December 31, 2020	$8,374	$—	$(8,374)	$—
Year Ended December 31, 2019	$10,814	$—	$(2,440)	$8,374
Year Ended December 31, 2018	$10,946	$—	$(132)	$10,814
Preneed Receivables, Net
Reserve for credit losses:
Year Ended December 31, 2020	$—	$7,739	$11,465	$19,204
Asset Allowance For Cancellation:
Year Ended December 31, 2020	$55,340	$—	$(55,340)	$—
Year Ended December 31, 2019	$48,380	$1,617	$5,343	$55,340
Year Ended December 31, 2018	$107,749	$(69)	$(59,300)	$48,380
Deferred Revenue
Revenue Allowance For Cancellation: (1)
Year Ended December 31, 2020	$—	$—	$—	$—
Year Ended December 31, 2019	$—	$—	$—	$—
Year Ended December 31, 2018	$(118,099)	$—	$118,099	$—
Deferred Tax Valuation Allowance:
Year Ended December 31, 2020	$114,331	$(6,492)	$251	$108,090
Year Ended December 31, 2019	$120,931	$(6,604)	$4	$114,331
Year Ended December 31, 2018	$141,154	$(20,219)	$(4)	$120,931
(1)     Upon adoption of "Revenue from Contracts with Customers" on January 1, 2018, we reclassified amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts as a reduction in Deferred revenue, net. As a result of this reclassification, we eliminated the allowance for cancellation on these performance obligations.
FORM 10-K 85

PART II
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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
86 Service Corporation International

PART II
Item 9B. Other Information
No other information.
FORM 10-K 87

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2021 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,912,065	$32.34	5,873,329
88 Service Corporation International

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

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2019).
10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016).
10.5	—
First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Thomas L. Ryan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2020).

10.6	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016).

10.7	—
First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Eric D. Tanzberger (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2020).

FORM 10-K 89

PART IV

Exhibit Number		Description
10.8	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2016).

10.9	—
First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Sumner J. Waring, III (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2020).

10.10	—
Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Gregory T. Sangalis (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2018).

10.11	—
First Amendment to Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Gregory T. Sangalis (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2020).

10.12	—	Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Steven A. Tidwell (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2019).
10.13	—
First Amendment Employment and Noncompetition Agreement, dated December 7, 2016, between OFTC, Inc. and Steven A. Tidwell (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended June 30, 2020).

10.14	—	Form of Employment and Noncompetition Agreement pertaining to executive officers (Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2019).
10.15	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.16	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.17	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.18	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.19	—
Amendment No. 1 to Service Corporation International Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2017).

10.20	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.21	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.22	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.23	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.24	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.25	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.26	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.27	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.28	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.29	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.30	—	Eighth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarterly period ended June 30, 2020).
10.31	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
90 Service Corporation International

PART IV

Exhibit Number		Description
10.32	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.33	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.34	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
10.35	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2020).
10.36	—
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
FORM 10-K 91

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ GREGORY T. SANGALIS
(Gregory T. Sangalis, Senior Vice President, General Counsel, and Secretary)
Dated: February 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ THOMAS L. RYAN	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 16, 2021
(Thomas L. Ryan)
	/s/ ERIC D. TANZBERGER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2021
(Eric D. Tanzberger)
	/s/ TAMMY R. MOORE	Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2021
(Tammy R. Moore)
	/s/ ANTHONY L. COELHO*	Lead Independent Director	February 16, 2021
(Anthony L. Coelho)
	/s/ ALAN R. BUCKWALTER, III*	Director	February 16, 2021
(Alan R. Buckwalter, III)
	/s/ JAKKI L. HAUSSLER*	Director	February 16, 2021
(Jakki L. Haussler)
	/s/ VICTOR L. LUND*	Director	February 16, 2021
(Victor L. Lund)
	/s/ CLIFTON H. MORRIS, JR.*	Director	February 16, 2021
(Clifton H. Morris, Jr.)
	/s/ ELLEN OCHOA*	Director	February 16, 2021
(Ellen Ochoa)
	/s/ SARA MARTINEZ TUCKER*	Director	February 16, 2021
(Sara Martinez Tucker)
	/s/ W. BLAIR WALTRIP*	Director	February 16, 2021
(W. Blair Waltrip)
	/s/ MARCUS A. WATTS*	Director	February 16, 2021
(Marcus A. Watts)
*By	/s/ GREGORY T. SANGALIS		February 16, 2021
(Gregory T. Sangalis, as Attorney-In-Fact for each of the Persons indicated)
92 Service Corporation International