Form 10-Q
period 2021-03-31
SERVICE CORP INTERNATIONAL
filed 2021-05-04
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 168,141,372 (net of treasury shares).

2 Service Corporation International

Glossary
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral, including cremation, and cemetery arrangements sold once death has occurred.
Average Revenue per Service — Average revenue per funeral service performed, excluding the impact of funeral recognized preneed revenue, GA revenue, and certain other revenue.
Cancellation — Termination of a preneed contract, which relieves us of the obligation to provide the goods and services included in the contract. Cancellations may be requested by the customer or be initiated by us for failure to comply with the contractual terms of payment. State or provincial laws govern the amount of refund, if any, owed to the customer.
Care Trusts' Corpus — The deposits and net realized capital gains and losses included in the perpetual care trusts that cannot be withdrawn. In certain states, some or all of the net realized capital gains can be distributed, so they are not included in the corpus.
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
Preneed Backlog or Backlog of Preneed Revenue — Future revenue from unfulfilled preneed funeral, cremation, and cemetery contractual arrangements.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenue
Property and merchandise revenue	$554,591	$377,883
Service revenue	463,859	367,528
Other revenue	59,531	57,554
Total revenue	1,077,981	802,965
Costs of revenue
Cost of property and merchandise	(251,692)	(196,448)
Cost of service	(202,978)	(197,524)
Overhead and other expenses	(245,804)	(229,949)
Costs of revenue	(700,474)	(623,921)
Gross profit	377,507	179,044
Corporate general and administrative expenses	(36,733)	(31,813)
Gains on divestitures and impairment charges, net	1,266	4,545
Operating income	342,040	151,776
Interest expense	(35,812)	(44,351)
Losses on early extinguishment of debt, net	—	(139)
Other income (expense), net	341	(1,247)
Income before income taxes	306,569	106,039
Provision for income taxes	(77,614)	(24,038)
Net income	228,955	82,001
Net income attributable to noncontrolling interests	(76)	(60)
Net income attributable to common stockholders	$228,879	$81,941
Basic earnings per share:
Net income attributable to common stockholders	$1.35	$0.45
Basic weighted average number of shares	169,918	180,854
Diluted earnings per share:
Net income attributable to common stockholders	$1.33	$0.45
Diluted weighted average number of shares	172,367	183,585
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Net income	$228,955	$82,001
Other comprehensive income:
Foreign currency translation adjustments	5,005	(31,202)
Total comprehensive income	233,960	50,799
Total comprehensive income attributable to noncontrolling interests	(76)	(58)
Total comprehensive income attributable to common stockholders	$233,884	$50,741
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$243,726	$230,857
Receivables, net of reserves of $6,498 and $6,031, respectively	89,590	92,939
Inventories	25,945	23,929
Other	28,224	28,427
Total current assets	387,485	376,152
Preneed receivables, net of reserves of $20,037 and $19,204, respectively, and trust investments	5,549,121	5,345,720
Cemetery property	1,865,261	1,879,340
Property and equipment, net	2,136,826	2,133,664
Goodwill	1,882,513	1,880,007
Deferred charges and other assets, net of reserves of $6,297 and $6,902, respectively	1,085,326	1,080,053
Cemetery perpetual care trust investments	1,881,728	1,820,489
Total assets	$14,788,260	$14,515,425

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$550,072	$575,948
Current maturities of long-term debt	217,062	228,352
Income taxes payable	74,648	11,634
Total current liabilities	841,782	815,934
Long-term debt	3,439,102	3,514,182
Deferred revenue, net	1,501,574	1,488,909
Deferred tax liability	438,263	437,308
Other liabilities	423,065	420,039
Deferred receipts held in trust	4,422,331	4,272,382
Care trusts’ corpus	1,871,483	1,814,050
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 175,051,063 and 174,792,272 shares issued, respectively, and 168,837,094 and 170,717,236 shares outstanding, respectively	168,837	170,717
Capital in excess of par value	975,232	981,934
Retained earnings	662,271	560,731
Accumulated other comprehensive income	44,371	39,366
Total common stockholders’ equity	1,850,711	1,752,748
Noncontrolling interests	(51)	(127)
Total equity	1,850,660	1,752,621
Total liabilities and equity	$14,788,260	$14,515,425
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$228,955	$82,001
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	—	139
Depreciation and amortization	39,558	37,912
Amortization of intangibles	5,335	5,257
Amortization of cemetery property	28,929	13,924
Amortization of loan costs	1,526	1,276
Provision for expected credit losses	3,824	3,197
Provision for deferred income taxes	553	4,233
Gains on divestitures and impairment charges, net	(1,266)	(4,545)
Share-based compensation	3,500	3,406
Change in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in receivables	2,525	2,460
(Increase) decrease in other assets	(12,204)	10,549
Increase (decrease) in payables and other liabilities	43,046	(4,832)
Effect of preneed sales production and maturities:
(Increase) decrease in preneed receivables, net and trust investments	(66,194)	19,134
Increase in deferred revenue, net	19,660	12,908
Decrease in deferred receipts held in trust	(141)	(7,027)
Net cash provided by operating activities	297,606	179,992
Cash flows from investing activities:
Capital expenditures	(42,274)	(52,275)
Business acquisitions, net of cash acquired	(1,160)	(26,349)
Real estate acquisitions	(5,608)	(2,114)
Proceeds from divestitures and sales of property and equipment	4,045	11,324
Payments for Company-owned life insurance policies	(18)	(3,770)
Proceeds from Company-owned life insurance policies and other	—	3,519
Net cash used in investing activities	(45,015)	(69,665)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	75,000
Scheduled payments of debt	(9,023)	(8,222)
Early payments of debt	(100,000)	(25,792)
Principal payments on finance leases	(6,652)	(10,254)
Proceeds from exercise of stock options	2,282	15,126
Purchase of Company common stock	(106,135)	(123,102)
Payments of dividends	(35,568)	(34,414)
Bank overdrafts and other	(7,932)	1,575
Net cash used in financing activities	(243,028)	(110,083)
Effect of foreign currency	1,412	(8,249)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,975	(8,005)
Cash, cash equivalents, and restricted cash at beginning of period	238,610	242,620
Cash, cash equivalents, and restricted cash at end of period	$249,585	$234,615
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255
Cumulative effect of accounting changes	—	—	—	17,118	—	—	17,118
Comprehensive income	—	—	—	81,941	(31,200)	58	50,799
Dividends declared on common stock ($0.19 per share)	—	—	—	(34,414)	—	—	(34,414)
Employee share-based compensation earned	—	—	3,406	—	—	—	3,406
Stock option exercises	789	—	14,337	—	—	—	15,126
Restricted stock awards, net of forfeitures	168	—	(168)	—	—	—	—
Purchase of Company common stock	—	(2,901)	(16,202)	(103,999)	—	—	(123,102)
Other	—	—	(1,095)	—	—	—	(1,095)
Balance at March 31, 2020	$186,058	$(6,817)	$1,010,639	$562,549	$(1,336)	$—	$1,751,093

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards and units, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Retirement of treasury shares	(3)	3	—	—	—	—	—
Balance at March 31, 2021	$175,051	$(6,214)	$975,232	$662,271	$44,371	$(51)	$1,850,660

(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 9

PART I
Service Corporation International
Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Operations
Service Corporation International (SCI) is a holding company and all operations are conducted by its subsidiaries. We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries operating in the United States and Canada. Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.
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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$243,726	$230,857
Restricted cash (1)
Included in Other current assets	3,678	5,573
Included in Deferred charges and other assets, net	2,181	2,180
Total restricted cash	5,859	7,753
Total cash, cash equivalents, and restricted cash	$249,585	$238,610
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$51,387	$24,664	$19,273	$764	$96,088
Reserve for credit losses	(3,974)	(2,203)	132	(453)	(6,498)
Receivables, net	$47,413	$22,461	$19,405	$311	$89,590

	December 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$56,745	$22,559	$18,545	$1,121	$98,970
Reserve for credit losses	(3,752)	(1,933)	144	(490)	(6,031)
Receivables, net	$52,993	$20,626	$18,689	$631	$92,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Notes receivable	$11,018	$12,389
Reserve for credit losses	(5,315)	(5,957)
Notes receivable, net	$5,703	$6,432

Long-term miscellaneous receivables	$6,673	$6,515
Reserve for credit losses	(982)	(945)
Long-term miscellaneous receivables, net	$5,691	$5,570

FORM 10-Q 11

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the three months ended March 31, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	March 31, 2021
	(In thousands)
Trade receivables:
Funeral	$(3,752)	$(1,526)	$1,655	$(366)	$15	$(3,974)
Cemetery	(1,933)	(514)	237	—	7	(2,203)
Total reserve for credit losses on trade receivables	$(5,685)	$(2,040)	$1,892	$(366)	$22	$(6,177)

Miscellaneous receivables:
Current	$144	$(12)	$—	$—	$—	$132
Long-term	(945)	(37)	—	—	—	(982)
Total reserve for credit losses on miscellaneous receivables	$(801)	$(49)	$—	$—	$—	$(850)

Notes receivable	$(6,447)	$37	$642	$—	$—	$(5,768)

At March 31, 2021, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$17,784	$588	$529	$289	$73	$9	$—	$19,272
Long-term	1,020	2,109	2,192	1,007	306	39	—	6,673
Total miscellaneous receivables	$18,804	$2,697	$2,721	$1,296	$379	$48	$—	$25,945

Notes receivable	$—	$—	$—	$177	$—	$5,526	$6,079	$11,782
At March 31, 2021, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$106	$71	$40	$217	$19,055	$19,272
Long-term	—	—	—	—	—	6,673	6,673
Total miscellaneous receivables	$—	$106	$71	$40	$217	$25,728	$25,945

Notes receivable	$2	$4	$3	$1,117	$1,126	$10,656	$11,782
12 Service Corporation International

PART I
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

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Preneed receivables, net	$1,124,838	$1,069,965

Trust investments, at market	6,062,704	5,851,188
Insurance-backed fixed income securities and other	243,307	245,056
Trust investments	6,306,011	6,096,244
Less: Cemetery perpetual care trust investments	(1,881,728)	(1,820,489)
Preneed trust investments	4,424,283	4,275,755

Preneed receivables, net and trust investments	$5,549,121	$5,345,720

Preneed receivables, net comprised the following:

	March 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$151,293	$1,024,209	$1,175,502
Unearned finance charges	(13,339)	(17,288)	(30,627)
Preneed receivables, at amortized cost	137,954	1,006,921	1,144,875
Reserve for credit losses	(11,450)	(8,587)	(20,037)
Preneed receivables, net	$126,504	$998,334	$1,124,838

	December 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$143,896	$979,259	$1,123,155
Unearned finance charges	(14,018)	(19,968)	(33,986)
Preneed receivables, at amortized cost	129,878	959,291	1,089,169
Reserve for credit losses	(10,940)	(8,264)	(19,204)
Preneed receivables, net	$118,938	$951,027	$1,069,965
FORM 10-Q 13

PART I
At March 31, 2021, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$24,115	$52,370	$32,855	$11,182	$5,300	$12,132	$137,954
Cemetery	142,146	399,260	209,141	132,126	75,248	49,000	1,006,921
Total preneed receivables, at amortized cost	$166,261	$451,630	$241,996	$143,308	$80,548	$61,132	$1,144,875

At March 31, 2021, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,608	$2,047	$1,623	$16,453	$23,731	$114,223	$137,954
Cemetery	25,626	17,921	4,322	888	48,757	958,164	1,006,921
Total preneed receivables, at amortized cost	$29,234	$19,968	$5,945	$17,341	$72,488	$1,072,387	$1,144,875

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	March 31, 2021
	(In thousands)
Funeral	$(10,940)	$(1,366)	$857	$(1)	$(11,450)
Cemetery	(8,264)	(408)	89	(4)	(8,587)
Total reserve for credit losses on preneed receivables	$(19,204)	$(1,774)	$946	$(5)	$(20,037)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2021	2020
	(In thousands)
Deposits	$120,283	$105,553
Withdrawals	$112,580	$114,592
Purchases of securities	$431,801	$434,367
Sales of securities	$427,503	$334,140
Realized gains from sales of securities(1)	$130,187	$52,157
Realized losses from sales of securities(1)	$(16,168)	$(85,402)
(1)All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus.

14 Service Corporation International

PART I
The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		March 31, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$46,312	$1,197	$(374)	$47,135
Canadian government	2	29,396	45	(4)	29,437
Corporate	2	1,445	10	(15)	1,440
Residential mortgage-backed	2	1,072	77	(5)	1,144
Asset-backed	2	283	2	(17)	268
Equity securities:
Preferred stock	2	1,378	54	(5)	1,427
Common stock:
United States	1	1,538,711	590,244	(35,351)	2,093,604
Canada	1	41,103	14,098	(2,165)	53,036
Other international	1	102,439	40,452	(2,430)	140,461
Mutual funds:
Equity	1	800,930	125,413	(5,679)	920,664
Fixed income	1	1,048,187	18,413	(13,254)	1,053,346
Other	3	187	2	—	189
Trust investments, at fair value		3,611,443	790,007	(59,299)	4,342,151
Commingled funds
Fixed income		660,474	26,441	(2,329)	684,586
Equity		278,866	100,757	(93)	379,530
Money market funds		326,518	—	—	326,518
Private equity		270,786	67,134	(8,001)	329,919
Trust investments, at net asset value		1,536,644	194,332	(10,423)	1,720,553
Trust investments, at market		$5,148,087	$984,339	$(69,722)	$6,062,704
FORM 10-Q 15

PART I

		December 31, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$44,907	$1,566	$(272)	$46,201
Canadian government	2	30,210	51	(157)	30,104
Corporate	2	1,669	14	(8)	1,675
Residential mortgage-backed	2	2,438	131	—	2,569
Asset-backed	2	174	3	(5)	172
Equity securities:
Preferred stock	2	358	—	(24)	334
Common stock:
United States	1	1,500,125	503,757	(54,748)	1,949,134
Canada	1	35,016	10,915	(1,823)	44,108
Other international	1	110,775	39,837	(1,831)	148,781
Mutual funds:
Equity	1	821,406	95,155	(10,437)	906,124
Fixed income	1	1,022,409	35,872	(19,298)	1,038,983
Other	3	188	2	—	190
Trust investments, at fair value		3,569,675	687,303	(88,603)	4,168,375
Commingled funds
Fixed income		657,219	37,474	(173)	694,520
Equity		283,329	97,704	—	381,033
Money market funds		330,745	—	—	330,745
Private equity		217,953	68,846	(10,284)	276,515
Trust investments, at net asset value		1,489,246	204,024	(10,457)	1,682,813
Trust investments, at market		$5,058,921	$891,327	$(99,060)	$5,851,188
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
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Fair value, beginning balance	$190	$8,218
Net realized and unrealized gains (losses) included in Other income (expense), net(1)	(1)	(974)
Purchases	—	10
Sales	—	(25)
Transfers	—	(6,811)
Fair value, ending balance	$189	$418
(1)All net realized and unrealized gains (losses) recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.
16 Service Corporation International

PART I
Maturity dates of our fixed income securities range from 2021 to 2040. Maturities of fixed income securities (excluding mutual funds) at March 31, 2021 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$47,498
Due in one to five years	24,382
Due in five to ten years	7,313
Thereafter	231
Total estimated maturities of fixed income securities	$79,424
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $45.0 million and $32.2 million, for the three months ended March 31, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $20.8 million and $19.5 million for the three months ended March 31, 2021 and 2020, respectively. Trust fund income is up significantly compared to the prior year due to higher investment returns and from the increase in services performed.
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Deferred revenue	$2,151,333	$2,127,878
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(649,759)	(638,969)
Deferred revenue, net	$1,501,574	$1,488,909

The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2021	2020
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,761,291	$5,306,479
Net preneed contract sales	313,483	238,471
(Dispositions) acquisitions of businesses, net	(441)	12,743
Net investment (losses) gains(1)	146,160	(665,127)
Recognized revenue from backlog(2)	(156,461)	(121,611)
Recognized revenue from current period sales	(133,633)	(107,821)
Change in amounts due on unfulfilled performance obligations	(10,387)	(2,555)
Change in cancellation reserve	113	1,095
Effect of foreign currency and other	3,780	(17,468)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,923,905	$4,644,206
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 17

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.3% and 22.7% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate for the three months ended March 31, 2021 was primarily due to the lower excess tax benefits recognized on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of March 31, 2021, the total amount of our unrecognized tax benefits was $1.4 million and the total amount of our accrued interest was $0.7 million.
The federal statutes of limitation have expired for all tax years prior to 2017, and we are not currently under audit by the IRS. Various state jurisdictions are auditing years 2013 through 2018. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the the recorded amount of gross unrecognized tax benefits may decrease by $1.4 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	March 31, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$150,000	$150,000
7.5% Senior Notes due April 2027	152,710	152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
Term Loan due May 2024	593,125	601,250
Bank Credit Facility due May 2024	445,000	525,000
Obligations under finance leases	150,277	148,864
Mortgage notes and other debt, maturities through 2050	50,872	51,766
Unamortized premiums and discounts, net	(229)	(317)
Unamortized debt issuance costs	(35,591)	(36,739)
Total debt	3,656,164	3,742,534
Less: Current maturities of long-term debt	(217,062)	(228,352)
Total long-term debt	$3,439,102	$3,514,182

Current maturities of debt at March 31, 2021 include amounts due under our term loan, 2021 senior notes, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized premiums and discounts and debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.66% and 3.62% at March 31, 2021 and December 31, 2020, respectively. Approximately 68% and 66% of our total debt had a fixed interest rate at March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, we paid $20.1 million and $10.1 million in cash interest, respectively. The increase over the prior year is due to the timing of interest payments due for the 3.375% Senior Notes due August 2030.
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending
18 Service Corporation International

PART I
commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2021, we were in compliance with all of our debt covenants. We issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.15% at March 31, 2021. As of March 31, 2021, we had $521.0 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
During the three months ended March 31, 2021 and March 31, 2020, we drew $20.0 million and $75.0 million on our Bank Credit Facility for general corporate purposes, respectively.
Debt Extinguishments and Reductions
During the three months ended March 31, 2021, we made aggregate debt payments of $109.0 million for scheduled and early extinguishment payments including:
•$100.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$8.1 million in aggregate principal of our Term Loan due May 2024;
•$0.9 million in other debt.
During the three months ended March 31, 2020, we made aggregate debt payments of $34.0 million for scheduled and early extinguishment payments including:
•$25.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$8.1 million in aggregate principal of our Term Loan due May 2024;
•$0.7 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$0.1 million of premiums paid on early extinguishment; and
•$0.1 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $0.1 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the three months ended March 31, 2020.
FORM 10-Q 19

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
The fair value of our debt instruments at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$156,255	$159,000
7.5% Notes due April 2027	184,936	185,639
4.625% Senior Notes due December 2027	581,796	590,700
5.125% Senior Notes due June 2029	806,167	840,368
3.375% Senior Notes due August 2030	830,705	883,099
Term Loan due May 2024	593,125	601,250
Bank Credit Facility due May 2024	445,000	525,000
Mortgage notes and other debt, maturities through 2050	49,841	51,659
Total fair value of debt instruments	$3,647,825	$3,836,715

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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2021, we repurchased 2,141,798 shares of common stock at an aggregate cost of $106.2 million, which is an average cost per share of $49.58. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $126.8 million at March 31, 2021.
Subsequent to March 31, 2021, we repurchased 695,722 shares for $36.2 million at an average cost per share of $52.03. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $90.6 million.
20 Service Corporation International

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

	Three months ended March 31,
	2021	2020
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$338,070	$264,788
Matured preneed revenue	190,189	163,583
Core funeral revenue	528,259	428,371
Non-funeral home revenue	19,729	14,451
Recognized preneed revenue	41,749	32,800
Other revenue	29,701	29,274
Total funeral revenue	619,438	504,896
Cemetery revenue:
Atneed revenue	124,621	85,043
Recognized preneed property revenue	218,274	116,082
Recognized preneed merchandise and services revenue	85,818	68,664
Core cemetery revenue	428,713	269,789
Other revenue	29,830	28,280
Total cemetery revenue	458,543	298,069
Total revenue from customers	$1,077,981	$802,965
Gross profit:
Funeral gross profit	$190,745	$103,576
Cemetery gross profit	186,762	75,468
Gross profit from reportable segments	377,507	179,044
Corporate general and administrative expenses	(36,733)	(31,813)
Gains on divestitures and impairment charges, net	1,266	4,545
Operating income	342,040	151,776
Interest expense	(35,812)	(44,351)
Losses on early extinguishment of debt, net	—	(139)
Other income (expense), net	341	(1,247)
Income before income taxes	$306,569	$106,039
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2021	$1,019,970	$58,011	$1,077,981
2020	$759,272	$43,693	$802,965
FORM 10-Q 21

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2021 and December 31, 2020, we had self-insurance reserves of $97.0 million and $92.8 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
22 Service Corporation International

PART I
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
Unclaimed Property Audit
We received notices from two third-party auditors representing the unclaimed property departments of certain states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the trusted preneed funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
10. Earnings Per Share
Basic earnings per common share (EPS) excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (EPS) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings.
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$228,879	$81,941
Weighted average shares:
Weighted average shares — basic	169,918	180,854
Stock options	2,390	2,675
Restricted share units	59	56
Weighted average shares — diluted	$172,367	$183,585
Amounts attributable to common stockholders:
Earnings per share:
Basic	$1.35	$0.45
Diluted	$1.33	$0.45
FORM 10-Q 23

PART I

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2021	2020
	(In thousands)
Antidilutive options	1,276	1,228
Antidilutive restricted share units	—	31

11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $1.2 million and $26.3 million, for several business acquisitions, and $5.6 million and $2.1 million, for several real estate acquisitions during the three months ended March 31, 2021 and 2020, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended March 31,
	2021	2020
	(In thousands)
Gains on divestitures, net	$1,326	$7,629
Impairment losses	(60)	(3,084)
Gains on divestitures and impairment charges, net	$1,266	$4,545

24 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2021, we operated 1,461 funeral service locations and 484 cemeteries (including 296 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial ® brand serves approximately 500,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $12.9 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2021. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
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
Recent Trends
Like most businesses world-wide, COVID-19 is still impacting various aspects of our business operations; however, we cannot, with certainty, predict the scope, severity, or duration with which COVID-19 will continue to impact our business, financial condition, results of operations, and cash flows.
In early 2020 the rigorous restrictions placed on gatherings and mandated by state, provincial, and local governments posed a unique challenge for our locations. We quickly implemented technology solutions, including leveraging streaming on social media, which allow extended family and friends to virtually participate in the ceremony alongside the immediate family. Atneed funeral directors continue to use virtual meeting platforms as a tool to discuss and plan service details with client families. Our preneed sales teams continue to overcome social distancing obstacles in certain areas of the country by leveraging technology with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor canopies to discuss pre-planning from a safe distance. Although they may face challenges to meet face-to-face, our funeral directors continue to listen, understand, suggest, and plan important details for honoring a loved one’s life.
By capitalizing on our physical and digital presence in our response to the COVID-19 crisis, we have been able to further leverage our scale. The accelerated use of new technologies required to successfully meet customer needs during COVID-19 has provided many advantages and further differentiates us from our competitors. The adoption of new technology is increasing digital sales leads and producing a more effective and efficient sales model through enhanced use of our customer relationship management platform. In addition, we see an improvement in our relationship with our customers due to a dedicated focus on service excellence and honoring the details of every life we are privileged to serve, as well as enabling a seamless interaction with families through a best-in-class website experience. Our continued focus on service excellence during these trying times allowed continuous improvement in our ratings on social media outlets. Our reviews are a reflection of the ultimate service we provide.
As community restrictions have lifted, we have experienced unprecedented growth in our preneed cemetery sales as well as a significant increase in the number of families who desire memorial services. We view this as further evidence that our
FORM 10-Q 25

PART I
customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $297.6 million in the first three months of 2021. As of March 31, 2021, we had $521.0 million in excess borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2021, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with the increase in services performed throughout the COVID-19 pandemic, however as these impacts subside in future years we expect leverage to return to our 3.5 to 4.0x target leverage range. Our financial covenant requirements and actual ratios as of March 31, 2021 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.61
Interest coverage ratio	3.00 (Min)	8.88
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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.21 per common share in 2021. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future.
During the three months ended March 31, 2021, we repurchased 2,141,798 shares of common stock at an aggregate cost of $106.2 million, which is an average cost per share of $49.58. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $126.8 million at March 31, 2021.
Subsequent to March 31, 2021, we repurchased 695,722 shares for $36.2 million at an average cost per share of $52.03. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $90.6 million.
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
26 Service Corporation International

PART I
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $297.6 million and $180.0 million for the three months ended March 31, 2021 and 2020, respectively. Cash flow from operations increased $117.6 million for the three months ended March 31, 2021 versus the same period in 2020. The 2021 increase over 2020 comprises:
•a $231.9 million increase in cash receipts from customers, and
•a $8.2 million decrease in vendor and other payments, partially offset by
•a $80.9 million increase in employee compensation payments,
•a $16.7 million increase in net trust deposits,
•a $11.7 million increase in cash tax payments,
•a $10.1 million increase in cash interest payments, and
•a $3.1 million decrease in General Agency (GA) and other receipts.
Investing Activities
Cash flows from investing activities used $45.0 million and $69.7 million for the three months ended March 31, 2021 and 2020, respectively. The $24.7 million decreased outflow from 2021 over 2020 is primarily due to the following:
•a $25.2 million decrease in cash spent on business acquisitions,
•a $10.0 million decrease in capital expenditures, and
•a $0.2 million decrease in payments for Company-owned life insurance policies, net of proceeds, partially offset by
•a $7.3 million decrease in cash receipts from divestitures and asset sales, and
•a $3.4 million increase in cash spent on real estate acquisitions.
Financing Activities
Financing activities used $243.0 million for the three months ended March 31, 2021 compared to using $110.1 million for the same period in 2020. The $132.9 million higher outflow from 2021 over 2020 is primarily due to:
•a $126.5 million increase in debt payments, net of proceeds,
•a $12.8 million decrease in proceeds from exercises of stock options,
•a $9.5 million change in bank overdrafts and acquisition-related financing, and
•a $1.1 million increase in payments of dividends, partially offset by
•a $17.0 million decrease in purchase of Company common stock.

FORM 10-Q 27

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

	March 31, 2021	December 31, 2020
	(In millions)
Preneed funeral	$89.0	$94.4
Preneed cemetery:
Merchandise and services	147.0	149.4
Pre-construction	27.8	24.2
Bonds supporting preneed funeral and cemetery obligations	263.8	268.0
Bonds supporting preneed business permits	5.6	5.5
Other bonds	20.3	20.7
Total surety bonds outstanding	$289.7	$294.2
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
28 Service Corporation International

PART I
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended March 31,
	2021	2020
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$133.3	$125.0
Sales production (number of contracts) (1)	23,789	22,095
General agency revenue	$34.1	$32.4
Maturities	$111.3	$93.8
Maturities (number of contracts)	19,041	15,919
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2021	2020
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$117.1	$89.2
Sales production (number of contracts)	31,729	23,179
Maturities	$90.6	$78.4
Maturities (number of contracts)	22,959	19,591
Cemetery:
Sales production:
Preneed	$324.2	$194.1
Atneed	130.1	84.6
Total sales production	$454.3	$278.7
Sales production deferred to backlog:
Preneed	$124.4	$94.6
Atneed	89.2	62.3
Total sales production deferred to backlog	$213.6	$156.9
Revenue recognized from backlog:
Preneed	$85.1	$65.9
Atneed	82.2	61.8
Total revenue recognized from backlog	$167.3	$127.7
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2021 and December 31, 2020. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at March 31, 2021 and December 31, 2020. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
FORM 10-Q 29

PART I
The table also reflects our preneed receivables and trust investments associated with the backlog of deferred preneed contract revenue, including the amounts due from customers for undelivered performance obligations on cancelable preneed contracts. We believe that the table below is meaningful because it sets forth the aggregate amount of future revenue we expect to recognize as a result of preneed sales, as well as the amount of funds associated with this revenue. Because the future revenue exceeds the assets, future revenue will exceed the cash distributions actually received from the associated trusts and future collections from the customer.

	March 31, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.50	$1.50	$1.49	$1.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.65	0.65	0.64	0.64
Deferred receipts held in trust	4.42	3.72	4.27	3.66
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.29)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.27	5.62	6.11	5.54
Backlog of insurance-funded revenue (1)	6.62	6.62	6.58	6.58
Total backlog of deferred revenue	$12.89	$12.24	$12.69	$12.12

Preneed receivables, net and trust investments	$5.55	$4.85	$5.35	$4.73
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.65	0.65	0.64	0.64
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.29)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.90	5.25	5.70	5.12
Insurance policies associated with insurance-funded deferred revenue (1)	6.62	6.62	6.58	6.58
Total assets associated with backlog of preneed revenue	$12.52	$11.87	$12.28	$11.70
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2021, the difference between the backlog and asset market amounts represents $0.20 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $0.01 billion collected from customers that were not required to be deposited into trusts, and $0.16 billion in allowable cash distributions from trust assets. As of March 31, 2021, the fair value of the total backlog comprised $3.62 billion related to cemetery contracts and $9.27 billion related to funeral contracts. As of March 31, 2021, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.48 billion related to cemetery contracts and $2.42 billion related to funeral contracts. As of March 31, 2021, the backlog of insurance-funded contracts of $6.62 billion was equal to the proceeds we expect to receive from the associated insurance policies.
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
30 Service Corporation International

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
Where allowed by state and provincial regulations, the cemetery perpetual care trusts’ primary investment objectives are growth-oriented to provide for a fixed distribution rate from the trusts’ assets, similar to university endowments. Where such distributions are limited to ordinary income, the cemetery perpetual care trusts’ investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. Both types of distributions are used to provide for the current and future maintenance and beautification of the cemetery properties.
As of March 31, 2021, approximately 89% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2021, the largest single equity position represented less than 1% of the total securities portfolio.
Private equity fund investments serve to provide high rates of return with reduced volatility and lower correlation. These investments are typically long term in duration. These investments are diversified by strategy, sector, manager, and vintage year. The investments consist of numerous limited partnerships, including but not limited to private equity, real estate,
FORM 10-Q 31

PART I
energy, infrastructure, transportation, distressed debt, and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the three months ended March 31, 2021, the Standard and Poor’s 500 Index increased 6.2% and the Barclay’s Aggregate Index decreased 3.4%. This compares to the SCI trusts that increased 4.8% during the same period. SCI trusts have a diversified allocation of approximately 61% equities, 28% fixed income securities, 7% alternative and other investments with the remaining 4% available in cash.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2021 and 2020
Three Months Ended March 31, 2021 and 2020
Management Summary
In the first three months of 2021, we reported consolidated net income attributable to common stockholders of $228.9 million ($1.33 per diluted share) compared to net income attributable to common stockholders for the same period in 2020 of $81.9 million ($0.45 per diluted share). These results were impacted by certain significant items including:

	Three months ended March 31,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$1.3	$4.5
Pre-tax losses on early extinguishment of debt, net	$—	$(0.1)
Tax effect from significant items	$(0.3)	$(1.2)
Change in uncertain tax reserves and other	$—	$0.2

In addition to the above items, the increase over the prior year can be attributed to higher funeral and cemetery gross profit, fewer shares outstanding, and lower interest expense, which was partially offset by higher income taxes.
32 Service Corporation International

PART I
Funeral Results

	Three months ended March 31,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$619.4	$504.9
Less: revenue associated with acquisitions/new construction	7.3	0.9
Less: revenue associated with divestitures	0.3	1.2
Comparable(1) funeral revenue	611.8	502.8
Less: comparable recognized preneed revenue	41.4	32.8
Less: comparable general agency and other revenue	29.6	29.3
Adjusted comparable funeral revenue	$540.8	$440.7
Comparable services performed	105,181	86,063
Comparable average revenue per service(2)	$5,142	$5,121

Consolidated funeral gross profit	$190.7	$103.6
Less: gross profit associated with acquisitions/new construction	1.9	0.1
Less: gross losses associated with divestitures	(0.7)	(0.8)
Comparable(1) funeral gross profit	$189.5	$104.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending March 31, 2021.
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
Funeral Revenue
Consolidated revenue from funeral operations was $619.4 million for the three months ended March 31, 2021, compared to $504.9 million for the same period in 2020. This $114.5 million increase is primarily attributable to the $6.4 million increase in revenue contributed by acquired and newly constructed properties and a $109.0 million increase in comparable revenue as described below.
Comparable revenue from funeral operations was $611.8 million for the three months ended March 31, 2021 compared to $502.8 million for the same period in 2020. This $109.0 million, or 21.7%, increase was primarily attributable to a 22.2% increase in comparable services performed compared to 2020 primarily due to COVID-19 pandemic related deaths. The increase in comparable services performed comprised a 21.7% increase in services performed by our funeral service locations and a 25.7% increase in cremations performed by our non-funeral home channel. Additionally, we experienced an $8.6 million increase in comparable recognized preneed revenue driven by a 43.4% increase in comparable preneed production through our non-funeral home channel.
Comparable average revenue per funeral service increased 0.4% for the three months ended March 31, 2021 compared to the same period in 2020. Our total comparable cremation rate increased 30 basis points to 58.5% in the first three months of 2021.
Funeral Gross Profit
Consolidated funeral gross profit increased $87.1 million, or 84.1%, in the first three months of 2021 compared to 2020. This increase is primarily attributable to increases in comparable funeral gross profit of $85.2 million, or 81.7%, as well as a $1.8 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $85.2 million to $189.5 million and the gross profit percentage increased 1,030 basis points to 31.0%. This increase in comparable funeral gross profit was primarily due to the comparable revenue increases described above and a more efficient cost structure.
FORM 10-Q 33

PART I
Cemetery Results

	Three months ended March 31,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$458.5	$298.1
Less: revenue associated with divestitures	—	0.1
Comparable(1) cemetery revenue	$458.5	$298.0

Consolidated cemetery gross profit	$186.8	$75.5
Less: gross profit associated with divestitures	0.1	—
Comparable(1) cemetery gross profit	$186.7	$75.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending March 31, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $160.4 million, or 53.8%, for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in comparable cemetery revenue. The $160.5 million, or 53.9%, increase in comparable cemetery revenue was primarily attributable to a $119.4 million increase in comparable recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well as a $39.5 million, or 46.4%, increase in comparable atneed revenue driven by an increase in services performed.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $111.3 million, or 147.4%, in the three months ended March 31, 2021 compared to the same period in 2020, which is primarily attributable to the increase in comparable gross profit of $111.2 million, or 147.3%. Comparable cemetery gross profit increased $111.2 million to $186.7 million, and the gross profit percentage increased 1,540 basis points to 40.7%, which was primarily driven by the increase in the comparable revenue described above combined with a more efficient cost structure.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $4.9 million to $36.7 million for the first quarter of 2021. This was primarily due to higher incentive compensation.
Gains on Divestitures and Impairment Charges, Net
We recognized a $1.3 million net pre-tax gain on asset divestitures and impairments, net in the first quarter of 2021 compared to a $4.5 million pre-tax gain on asset divestitures in the first quarter of 2020 associated with non-strategic funeral and cemetery locations in the United States and Canada. The first quarter of 2020 also included $3.1 million in impairment charges primarily related to certain tradenames.
Interest Expense
Interest expense decreased $8.5 million to $35.8 million for three months ended March 31, 2021 primarily due to lower interest rates on our floating rate debt and other debt refinancing activities.
Provision for Income Taxes
Our effective tax rate was 25.3% and 22.7% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate for three months ended March 31, 2021 was primarily due to the lower excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 172.4 million for the three months ended March 31, 2021 compared to 183.6 million for the same period in 2020. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
34 Service Corporation International

PART I
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•Continued effects from the COVID-19 pandemic could have material adverse consequences for our business and results of operations.
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
FORM 10-Q 35

PART I
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2020 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us whether as a result of new information, future events, or otherwise.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2021 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
36 Service Corporation International

PART I
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2021 — January 31, 2021 (1)	559,219	$50.40	539,599	$203,847,231
February 1, 2021 — February 28, 2021	549,712	$50.73	549,712	$175,961,945
March 1, 2021 — March 31, 2021 (2)	1,032,867	$48.59	1,012,698	$126,758,522
	2,141,798		2,102,009
(1) 19,620 shares were purchased in January 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 20,169 shares were purchased in March 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
38 Service Corporation International

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

10.1	—	Form of Performance Unit Grant Award Agreement.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q 39

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2021	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)
40 Service Corporation International