Form 10-Q
period 2021-06-30
SERVICE CORP INTERNATIONAL
filed 2021-07-29
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of July 27, 2021 was 167,578,506 (net of treasury shares).

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
Preneed Cemetery Sales Production — Sales of preneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed, or the property has been constructed and is available for interment.
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
Preneed Receivables, Net — Amounts due from customers when we have delivered the merchandise, performed the service, or transferred control of the cemetery property interment rights prior to a death occurring and amounts due from customers on irrevocable preneed contracts.
Travel Protection — A product that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family.
Trust Fund Income — Recognized investment earnings from our merchandise and service and perpetual care trust investments.
As used herein, “SCI,” “Company,” “we,” “our,” and “us” refer to Service Corporation International and companies owned directly or indirectly by Service Corporation International, unless the context requires otherwise. Management has published a white paper on the corporate website for further understanding of accounting for preneed sales. You can view the white paper at http://investors.sci-corp.com under Featured Documents. Documents and information on our website are not incorporated by reference herein.

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$519,777	$414,596	$1,074,368	$792,479
Service revenue	391,617	354,799	855,476	722,327
Other revenue	76,141	50,640	135,672	108,194
Total revenue	987,535	820,035	2,065,516	1,623,000
Costs of revenue
Cost of property and merchandise	(248,067)	(207,102)	(499,759)	(403,550)
Cost of service	(202,378)	(173,515)	(405,356)	(371,039)
Overhead and other expenses	(268,377)	(220,651)	(514,181)	(450,600)
Costs of revenue	(718,822)	(601,268)	(1,419,296)	(1,225,189)
Gross profit	268,713	218,767	646,220	397,811
Corporate general and administrative expenses	(29,038)	(37,169)	(65,771)	(68,982)
Gains on divestitures and impairment charges, net	6,162	737	7,428	5,282
Operating income	245,837	182,335	587,877	334,111
Interest expense	(37,435)	(41,767)	(73,247)	(86,118)
Losses on early extinguishment of debt, net	(5,226)	(11)	(5,226)	(150)
Other income (expense), net	655	1,166	996	(81)
Income before income taxes	203,831	141,723	510,400	247,762
Provision for income taxes	(46,042)	(36,170)	(123,656)	(60,208)
Net income	157,789	105,553	386,744	187,554
Net income attributable to noncontrolling interests	(84)	(45)	(160)	(105)
Net income attributable to common stockholders	$157,705	$105,508	$386,584	$187,449
Basic earnings per share:
Net income attributable to common stockholders	$0.94	$0.59	$2.29	$1.04
Basic weighted average number of shares	168,450	177,902	169,180	179,378
Diluted earnings per share:
Net income attributable to common stockholders	$0.92	$0.59	$2.25	$1.03
Diluted weighted average number of shares	170,863	179,666	171,616	181,639
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$157,789	$105,553	$386,744	$187,554
Other comprehensive income:
Foreign currency translation adjustments	6,934	13,738	11,939	(17,464)
Total comprehensive income	164,723	119,291	398,683	170,090
Total comprehensive income attributable to noncontrolling interests	(84)	(47)	(160)	(105)
Total comprehensive income attributable to common stockholders	$164,639	$119,244	$398,523	$169,985
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$436,796	$230,857
Receivables, net of reserves of $6,435 and $6,031, respectively	89,972	92,939
Inventories	25,036	23,929
Other	34,770	28,427
Total current assets	586,574	376,152
Preneed receivables, net of reserves of $20,421 and $19,204, respectively, and trust investments	5,785,651	5,345,720
Cemetery property	1,862,309	1,879,340
Property and equipment, net	2,150,623	2,133,664
Goodwill	1,884,806	1,880,007
Deferred charges and other assets, net of reserves of $5,351 and $6,902, respectively	1,108,207	1,080,053
Cemetery perpetual care trust investments	1,966,279	1,820,489
Total assets	$15,344,449	$14,515,425

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$594,778	$575,948
Current maturities of long-term debt	66,460	228,352
Income taxes payable	30,254	11,634
Total current liabilities	691,492	815,934
Long-term debt	3,772,448	3,514,182
Deferred revenue, net	1,520,245	1,488,909
Deferred tax liability	439,844	437,308
Other liabilities	437,965	420,039
Deferred receipts held in trust	4,608,554	4,272,382
Care trusts’ corpus	1,955,790	1,814,050
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 175,724,671 and 174,792,272 shares issued, respectively, and 167,969,163 and 170,717,236 shares outstanding, respectively	167,969	170,717
Capital in excess of par value	984,791	981,934
Retained earnings	714,073	560,731
Accumulated other comprehensive income	51,305	39,366
Total common stockholders’ equity	1,918,138	1,752,748
Noncontrolling interests	(27)	(127)
Total equity	1,918,111	1,752,621
Total liabilities and equity	$15,344,449	$14,515,425
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$386,744	$187,554
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	5,226	150
Depreciation and amortization	79,552	75,582
Amortization of intangibles	10,127	11,304
Amortization of cemetery property	52,362	33,696
Amortization of loan costs	3,118	2,571
Provision for expected credit losses	6,389	9,023
Provision for deferred income taxes	1,986	5,681
Gains on divestitures and impairment charges, net	(7,428)	(5,282)
Share-based compensation	7,096	7,044
Change in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables	(1,002)	2,781
Increase in other assets	(31,340)	(18,232)
Increase in payables and other liabilities	56,891	41,936
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(160,465)	(16,520)
Increase in deferred revenue, net	66,107	39,374
Increase (decrease) in deferred receipts held in trust	14,401	(12,360)
Net cash provided by operating activities	489,764	364,302
Cash flows from investing activities:
Capital expenditures	(103,161)	(104,828)
Business acquisitions, net of cash acquired	(3,591)	(26,271)
Real estate acquisitions	(10,498)	(32,766)
Proceeds from divestitures and sales of property and equipment	12,232	12,136
Payments for Company-owned life insurance policies	(3,534)	(3,848)
Proceeds from Company-owned life insurance policies and other	—	3,519
Net cash used in investing activities	(108,552)	(152,058)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	820,000	190,000
Debt issuance costs	(13,618)	—
Scheduled payments of debt	(18,070)	(16,455)
Early payments and extinguishment of debt	(699,837)	(95,897)
Principal payments on finance leases	(16,091)	(20,453)
Proceeds from exercise of stock options	16,254	15,126
Purchase of Company common stock	(187,183)	(210,568)
Payments of dividends	(70,920)	(68,133)
Bank overdrafts and other	(7,030)	6,686
Net cash used in financing activities	(176,495)	(199,694)
Effect of foreign currency	3,311	(4,575)
Net increase in cash, cash equivalents, and restricted cash	208,028	7,975
Cash, cash equivalents, and restricted cash at beginning of period	238,610	242,620
Cash, cash equivalents, and restricted cash at end of period	$446,638	$250,595
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

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards and units, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Retirement of treasury shares	(3)	3	—	—	—	—	—
Balance at March 31, 2021	$175,051	$(6,214)	$975,232	$662,271	$44,371	$(51)	$1,850,660
Comprehensive income	—	—	—	157,705	6,934	84	164,723
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,352)	—	—	(35,352)
Employee share-based compensation earned	—	—	3,596	—	—	—	3,596
Stock option exercises	644	—	13,328	—	—	—	13,972
Restricted stock awards and units, net of forfeitures	(3)	—	3	—	—	—	—
Purchase of Company common stock	—	(1,542)	(8,955)	(70,551)	—	—	(81,048)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	33	—	1,587	—	—	—	1,620
Balance at June 30, 2021	$175,725	$(7,756)	$984,791	$714,073	$51,305	$(27)	$1,918,111
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$436,796	$230,857
Restricted cash (1)
Included in Other current assets	7,658	5,573
Included in Deferred charges and other assets, net	2,184	2,180
Total restricted cash	9,842	7,753
Total cash, cash equivalents, and restricted cash	$446,638	$238,610
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$40,788	$32,913	$22,332	$374	$96,407
Reserve for credit losses	(3,758)	(2,289)	35	(423)	(6,435)
Receivables, net	$37,030	$30,624	$22,367	$(49)	$89,972

	December 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$56,745	$22,559	$18,545	$1,121	$98,970
Reserve for credit losses	(3,752)	(1,933)	144	(490)	(6,031)
Receivables, net	$52,993	$20,626	$18,689	$631	$92,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Notes receivable	$10,364	$12,389
Reserve for credit losses	(4,389)	(5,957)
Notes receivable, net	$5,975	$6,432

Long-term miscellaneous receivables	$6,824	$6,515
Reserve for credit losses	(962)	(945)
Long-term miscellaneous receivables, net	$5,862	$5,570

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the six months ended June 30, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	June 30, 2021
	(In thousands)
Trade receivables:
Funeral	$(3,752)	$(2,351)	$3,227	$(903)	$21	$(3,758)
Cemetery	(1,933)	(835)	529	(49)	(1)	(2,289)
Total reserve for credit losses on trade receivables	$(5,685)	$(3,186)	$3,756	$(952)	$20	$(6,047)

Miscellaneous receivables:
Current	$144	$(109)	$—	$—	$—	$35
Long-term	(945)	(17)	—	—	—	(962)
Total reserve for credit losses on miscellaneous receivables	$(801)	$(126)	$—	$—	$—	$(927)

Notes receivable	$(6,447)	$67	$1,568	$—	$—	$(4,812)

At June 30, 2021, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$20,298	$1,225	$497	$258	$49	$5	$—	$22,332
Long-term	1,693	1,934	2,086	880	207	24	—	6,824
Total miscellaneous receivables	$21,991	$3,159	$2,583	$1,138	$256	$29	$—	$29,156

Notes receivable	$—	$—	$—	$156	$—	$5,081	$5,501	$10,738
At June 30, 2021, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$5	$95	$105	$205	$22,127	$22,332
Long-term	—	—	—	—	—	6,824	6,824
Total miscellaneous receivables	$—	$5	$95	$105	$205	$28,951	$29,156

Notes receivable	$1	$1	$1	$1,116	$1,119	$9,619	$10,738
FORM 10-Q 13

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

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Preneed receivables, net	$1,173,639	$1,069,965

Trust investments, at market	6,338,420	5,851,188
Insurance-backed fixed income securities and other	239,871	245,056
Trust investments	6,578,291	6,096,244
Less: Cemetery perpetual care trust investments	(1,966,279)	(1,820,489)
Preneed trust investments	4,612,012	4,275,755

Preneed receivables, net and trust investments	$5,785,651	$5,345,720

Preneed receivables, net comprised the following:

	June 30, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$151,979	$1,069,526	$1,221,505
Unearned finance charges	(12,677)	(14,768)	(27,445)
Preneed receivables, at amortized cost	139,302	1,054,758	1,194,060
Reserve for credit losses	(11,851)	(8,570)	(20,421)
Preneed receivables, net	$127,451	$1,046,188	$1,173,639

	December 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$143,896	$979,259	$1,123,155
Unearned finance charges	(14,018)	(19,968)	(33,986)
Preneed receivables, at amortized cost	129,878	959,291	1,089,169
Reserve for credit losses	(10,940)	(8,264)	(19,204)
Preneed receivables, net	$118,938	$951,027	$1,069,965
14 Service Corporation International

PART I
At June 30, 2021, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$26,933	$51,591	$32,566	$10,989	$5,258	$11,965	$139,302
Cemetery	287,169	363,895	187,176	115,548	62,872	38,098	1,054,758
Total preneed receivables, at amortized cost	$314,102	$415,486	$219,742	$126,537	$68,130	$50,063	$1,194,060

At June 30, 2021, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,736	$3,829	$1,271	$16,782	$25,618	$113,684	$139,302
Cemetery	29,043	23,172	3,313	1,049	56,577	998,181	1,054,758
Total preneed receivables, at amortized cost	$32,779	$27,001	$4,584	$17,831	$82,195	$1,111,865	$1,194,060

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	June 30, 2021
	(In thousands)
Funeral	$(10,940)	$(2,635)	$1,727	$(3)	$(11,851)
Cemetery	(8,264)	(509)	209	(6)	(8,570)
Total reserve for credit losses on preneed receivables	$(19,204)	$(3,144)	$1,936	$(9)	$(20,421)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Deposits	$133,819	$98,341	$254,102	$203,894
Withdrawals	$117,578	$99,264	$230,158	$213,856
Purchases of securities	$379,836	$456,639	$812,567	$905,291
Sales of securities	$399,076	$441,743	$831,075	$793,569
Realized gains from sales of securities(1)	$174,732	$92,435	$304,919	$144,592
Realized losses from sales of securities(1)	$(17,644)	$(61,756)	$(33,812)	$(147,158)
(1)All realized gains and losses are recognized in Other income (expense), net for our trust investments and are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts’ corpus.
FORM 10-Q 15

PART I

The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		June 30, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,983	$1,146	$(277)	$46,852
Canadian government	2	32,537	40	(8)	32,569
Corporate	2	1,139	9	(10)	1,138
Residential mortgage-backed	2	1,073	79	(5)	1,147
Asset-backed	2	283	3	(11)	275
Equity securities:
Preferred stock	2	4,881	570	—	5,451
Common stock:
United States	1	1,534,925	623,471	(31,579)	2,126,817
Canada	1	48,637	18,449	(1,115)	65,971
Other international	1	114,125	51,488	(2,293)	163,320
Mutual funds:
Equity	1	807,456	175,706	(3,506)	979,656
Fixed income	1	1,034,053	41,466	(6,780)	1,068,739
Other	3	187	2	—	189
Trust investments, at fair value		3,625,279	912,429	(45,584)	4,492,124
Commingled funds
Fixed income		659,509	35,879	(2,229)	693,159
Equity		274,669	122,299	(21)	396,947
Money market funds		399,566	—	—	399,566
Private equity		279,305	84,718	(7,399)	356,624
Trust investments, at net asset value		1,613,049	242,896	(9,649)	1,846,296
Trust investments, at market		$5,238,328	$1,155,325	$(55,233)	$6,338,420
16 Service Corporation International

PART I

		December 31, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$44,907	$1,566	$(272)	$46,201
Canadian government	2	30,210	51	(157)	30,104
Corporate	2	1,669	14	(8)	1,675
Residential mortgage-backed	2	2,438	131	—	2,569
Asset-backed	2	174	3	(5)	172
Equity securities:
Preferred stock	2	358	—	(24)	334
Common stock:
United States	1	1,500,125	503,757	(54,748)	1,949,134
Canada	1	35,016	10,915	(1,823)	44,108
Other international	1	110,775	39,837	(1,831)	148,781
Mutual funds:
Equity	1	821,406	95,155	(10,437)	906,124
Fixed income	1	1,022,409	35,872	(19,298)	1,038,983
Other	3	188	2	—	190
Trust investments, at fair value		3,569,675	687,303	(88,603)	4,168,375
Commingled funds
Fixed income		657,219	37,474	(173)	694,520
Equity		283,329	97,704	—	381,033
Money market funds		330,745	—	—	330,745
Private equity		217,953	68,846	(10,284)	276,515
Trust investments, at net asset value		1,489,246	204,024	(10,457)	1,682,813
Trust investments, at market		$5,058,921	$891,327	$(99,060)	$5,851,188
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
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Fair value, beginning balance	$190	$418	$190	$8,218
Net realized and unrealized gains (losses) included in Other income (expense), net(1)	(1)	717	(1)	(257)
Purchases	—	4,559	—	4,569
Sales	—	(5,271)	—	(5,296)
Transfers	—	—	—	(6,811)
Fair value, ending balance	$189	$423	$189	$423
(1)All net realized and unrealized gains (losses) recognized in Other income (expense), net for our trust investments are offset by a corresponding reclassification in Other income (expense), net to Deferred receipts held in trust and Care trusts' corpus.
FORM 10-Q 17

PART I
Maturity dates of our fixed income securities range from 2021 to 2040. Maturities of fixed income securities (excluding mutual funds) at June 30, 2021 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$50,680
Due in one to five years	24,461
Due in five to ten years	6,605
Thereafter	235
Total estimated maturities of fixed income securities	$81,981
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $43.8 million and $27.0 million, for the three months ended June 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $27.0 million and $17.3 million for the three months ended June 30, 2021 and 2020, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $88.8 million and $59.2 million, for the six months ended June 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $47.8 million and $36.8 million for the six months ended June 30, 2021 and 2020, respectively.
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Deferred revenue	$2,200,975	$2,127,878
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(680,730)	(638,969)
Deferred revenue, net	$1,520,245	$1,488,909
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2021	2020
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,761,291	$5,306,479
Net preneed contract sales	644,559	496,467
(Dispositions) acquisitions of businesses, net	(604)	12,777
Net investment gains (losses)(1)	312,837	(189,474)
Recognized revenue from backlog(2)	(270,817)	(226,663)
Recognized revenue from current period sales	(285,596)	(237,296)
Change in amounts due on unfulfilled performance obligations	(40,933)	(18,151)
Change in cancellation reserve	(108)	1,070
Effect of foreign currency and other	8,170	(6,891)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,128,799	$5,138,318
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
18 Service Corporation International

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 22.6% and 25.5% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 24.2% and 24.3% for the six months ended June 30, 2021 and 2020, respectively. The lower effective tax rate for the three months ended June 30, 2021 was primarily due to the higher excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the six months ended June 30, 2021 and 2020 was higher than the federal statutory tax rate of 21% primarily due to state tax expenses, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of June 30, 2021, the total amount of our unrecognized tax benefits was $1.4 million and the total amount of our accrued interest was $0.7 million.
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
5. Debt
The components of Debt are:

	June 30, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$—	$150,000
7.5% Senior Notes due April 2027	152,710	152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	—
Term Loan due May 2024	585,000	601,250
Bank Credit Facility due May 2024	—	525,000
Obligations under finance leases	148,972	148,864
Mortgage notes and other debt, maturities through 2050	49,973	51,766
Unamortized premiums and discounts, net	—	(317)
Unamortized debt issuance costs	(47,747)	(36,739)
Total debt	3,838,908	3,742,534
Less: Current maturities of long-term debt	(66,460)	(228,352)
Total long-term debt	$3,772,448	$3,514,182
Current maturities of debt at June 30, 2021 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.79% and 3.62% at June 30, 2021 and December 31, 2020, respectively. Approximately 82% and 66% of our total debt had a fixed interest rate at June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021 and 2020, we paid $69.0 million and $83.9 million in cash interest, respectively.
FORM 10-Q 19

PART I
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2021, we were in compliance with all of our debt covenants. We issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10% at June 30, 2021. As of June 30, 2021, we had $966.0 million in borrowing capacity under the Bank Credit Facility.
Debt Issuances and Additions
During the six months ended June 30, 2021, we issued or added $820.0 million of debt including:
•$800.0 million unsecured 4.0% Senior Notes due May 2031; and
•$20.0 million on our Bank Credit Facility due May 2024.
Net proceeds from newly issued debt during the six months ended June 30, 2021 were used to pay down our Bank Credit Facility due May 2024, to redeem our 8.0% Senior Notes due November 2021, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $13.6 million.
During the six months ended June 30, 2020, we drew $190.0 million on our Bank Credit Facility for general corporate purposes.
Debt Extinguishments and Reductions
During the six months ended June 30, 2021, we made aggregate debt payments of $717.9 million for scheduled and early extinguishment payments including:
•$545.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$150.0 million in aggregate principal of 8.0% Senior Notes due November 2021;
•$4.8 million of premiums paid on early extinguishment; and
•$1.8 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $5.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the six months ended June 30, 2021.
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
Certain of the above transactions resulted in the recognition of a loss of $0.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the six months ended June 30, 2020.
20 Service Corporation International

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
The fair value of our debt instruments at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$—	$159,000
7.5% Senior Notes due April 2027	185,022	185,639
4.625% Senior Notes due December 2027	584,694	590,700
5.125% Senior Notes due June 2029	814,822	840,368
3.375% Senior Notes due August 2030	836,698	883,099
4.0% Senior Notes due May 2031	818,200	—
Term Loan due May 2024	585,000	601,250
Bank Credit Facility due May 2024	—	525,000
Mortgage notes and other debt, maturities through 2050	49,126	51,659
Total fair value of debt instruments	$3,873,562	$3,836,715
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2021, we repurchased 3,683,396 shares of common stock at an aggregate cost of $187.3 million, which is an average cost per share of $50.85. During May 2021, our Board of Directors increased our share repurchase authorization to $500 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $460.2 million at June 30, 2021.
Subsequent to June 30, 2021, we repurchased 407,683 shares for $22.5 million at an average cost per share of $55.19. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $437.7 million.
FORM 10-Q 21

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$282,333	$256,166	$620,403	$520,954
Matured preneed revenue	159,452	158,357	349,641	321,940
Core funeral revenue	441,785	414,523	970,044	842,894
Non-funeral home revenue	16,882	14,146	36,611	28,597
Recognized preneed revenue	33,113	27,663	74,862	60,463
Other revenue	39,923	24,615	69,624	53,889
Total funeral revenue	531,703	480,947	1,151,141	985,843
Cemetery revenue:
Atneed revenue	109,030	91,102	233,651	176,145
Recognized preneed property revenue	222,866	152,117	441,140	268,199
Recognized preneed merchandise and services revenue	87,718	69,844	173,536	138,508
Core cemetery revenue	419,614	313,063	848,327	582,852
Other revenue	36,218	26,025	66,048	54,305
Total cemetery revenue	455,832	339,088	914,375	637,157
Total revenue from customers	$987,535	$820,035	$2,065,516	$1,623,000
Gross profit:
Funeral gross profit	$108,428	$115,957	$299,173	$219,533
Cemetery gross profit	160,285	102,810	347,047	178,278
Gross profit from reportable segments	268,713	218,767	646,220	397,811
Corporate general and administrative expenses	(29,038)	(37,169)	(65,771)	(68,982)
Gains on divestitures and impairment charges, net	6,162	737	7,428	5,282
Operating income	245,837	182,335	587,877	334,111
Interest expense	(37,435)	(41,767)	(73,247)	(86,118)
Losses on early extinguishment of debt, net	(5,226)	(11)	(5,226)	(150)
Other income (expense), net	655	1,166	996	(81)
Income before income taxes	$203,831	$141,723	$510,400	$247,762
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2021	$933,644	$53,891	$987,535
2020	$781,842	$38,193	$820,035
Six months ended June 30,
Revenue from external customers:
2021	$1,953,614	$111,902	$2,065,516
2020	$1,541,114	$81,886	$1,623,000
22 Service Corporation International

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2021 and December 31, 2020, we had self-insurance reserves of $93.7 million and $92.8 million, respectively.
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
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others; Case No. 2013-5636; in the Civil District Court Parish of New Orleans, Louisiana. This case was filed as a class action in June 2013 against an SCI subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have appealed the dismissal. On May 6, 2021, the Louisiana Court of Appeals affirmed the dismissal. Plaintiffs have applied to the Louisiana Supreme Court to review the dismissal. Given the nature of this lawsuit, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
FORM 10-Q 23

PART I
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
Unclaimed Property Audit
We received notices from two third-party auditors representing the unclaimed property departments of thirty-nine states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the trusted preneed funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice from one of the auditors that no additional property is due to be reported for the states that they represent including: Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$157,705	$105,508	$386,584	$187,449
Weighted average shares:
Weighted average shares — basic	168,450	177,902	169,180	179,378
Stock options	2,363	1,740	2,382	2,221
Restricted share units	50	24	54	40
Weighted average shares — diluted	170,863	179,666	171,616	181,639
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.94	$0.59	$2.29	$1.04
Diluted	$0.92	$0.59	$2.25	$1.03

24 Service Corporation International

PART I
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Antidilutive options	1,612	2,706	1,445	1,486
Antidilutive restricted share units	—	67	—	49
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $3.6 million and $26.3 million, net of cash acquired, for several business acquisitions, and $10.5 million and $32.8 million, net of cash acquired, for several real estate acquisitions during the six months ended June 30, 2021 and 2020, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gains on divestitures, net	$6,267	$737	$7,593	$8,366
Impairment losses	(105)	—	(165)	(3,084)
Gains on divestitures and impairment charges, net	$6,162	$737	$7,428	$5,282

FORM 10-Q 25

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2021, we operated 1,458 funeral service locations and 485 cemeteries (including 297 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial ® brand serves approximately 500,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.2 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2021. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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

In early 2020, the rigorous restrictions placed on gatherings and mandated by state, provincial, and local governments posed a unique challenge for our locations. We quickly implemented technology solutions, including livestreaming on social media, which allowed extended family and friends to virtually participate in the ceremony alongside the immediate family. Atneed funeral directors continue to use virtual meeting platforms as a tool to discuss and plan service details with client families. Our preneed sales teams continue to overcome social distancing obstacles in certain areas of the country by leveraging virtual arrangements with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor canopies to discuss pre-planning from a safe distance. Although they may face challenges to meet face-to-face, our funeral directors continue to listen, understand, suggest, and plan important details for honoring a loved one’s life.
By capitalizing on our physical and digital presence in our response to the COVID-19 crisis, we have been able to further leverage our scale. The accelerated use of new technology required to successfully meet customer needs during COVID-19 has provided many advantages and further differentiates us from our competitors. The utilization of new technology is increasing digital sales leads to record levels and producing a more effective and efficient sales model through enhanced use of our customer relationship management platform. In addition, we see an improvement in our relationship with our customers due to a dedicated focus on service excellence and honoring the details of every life we are privileged to serve, as well as enabling a seamless interaction with families through a best-in-class website experience. Our continued focus on service excellence during these trying times has been recognized by families who continue to share their positive experiences publicly across Google, Facebook, and Yelp. Our all-time average review rating has continued to increase through 2021 and directly reflects the efforts of our front-line heroes, who consistently go above and beyond for families.
26 Service Corporation International

PART I
As community restrictions have lifted and vaccine distribution becomes more widespread, we have experienced unprecedented growth in our preneed cemetery sales as well as a significant increase in the number of families who desire memorial services. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $489.8 million in the first six months of 2021. As of June 30, 2021, we had $966.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2021, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with the increase in services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range. Our financial covenant requirements and actual ratios as of June 30, 2021 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.49
Interest coverage ratio	3.00 (Min)	9.60
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
During the six months ended June 30, 2021, we repurchased 3,683,396 shares of common stock at an aggregate cost of $187.3 million, which is an average cost per share of $50.85. During May 2021, our Board of Directors increased our share repurchase authorization to $500 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $460.2 million at June 30, 2021.
Subsequent to June 30, 2021, we repurchased 407,683 shares for $22.5 million at an average cost per share of $55.19. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $437.7 million.
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
FORM 10-Q 27

PART I
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $489.8 million and $364.3 million for the six months ended June 30, 2021 and 2020, respectively. Cash flow from operations increased $125.5 million for the six months ended June 30, 2021 versus the same period in 2020. The 2021 increase versus 2020 comprises:
•a $378.1 million increase in cash receipts from customers,
•a $14.9 million decrease in cash interest payments (the decrease over the prior year is due to the lack of interest payments in 2021 on the 5.375% Senior Notes due May 2024 which were redeemed in the second half of 2020), and
•a $10.0 million increase in General Agency (GA) and other receipts, partially offset by
•a $120.3 million increase in employee compensation payments,
•a $100.4 million increase in cash tax payments,
•a $34.3 million increase in net trust deposits, and
•a $22.5 million increase in vendor and other payments.

Investing Activities
Cash flows from investing activities used $108.6 million and $152.1 million for the six months ended June 30, 2021 and 2020, respectively. The $43.5 million decreased outflow from 2021 versus 2020 is primarily due to the following:
•a $22.7 million decrease in cash spent on business acquisitions,
•a $22.2 million decrease in cash spent on real estate acquisitions, and
•a $1.7 million decrease in capital expenditures, partially offset by
•a $3.1 million increase in payments for Company-owned life insurance policies, net of proceeds.

Financing Activities
Financing activities used $176.5 million for the six months ended June 30, 2021 compared to using $199.7 million for the same period in 2020. The $23.2 million decreased outflow from 2021 versus 2020 is primarily due to:
•a $23.4 million decrease in purchase of Company common stock,
•a $15.2 million increase in debt proceeds, net of repayments, and
•a $1.1 million increase in proceeds from exercises of stock options, partially offset by
•a $13.7 million change in bank overdrafts and other, and
•a $2.8 million increase in payments of dividends.

28 Service Corporation International

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

	June 30, 2021	December 31, 2020
	(In millions)
Preneed funeral	$89.2	$94.4
Preneed cemetery:
Merchandise and services	147.0	149.4
Pre-construction	23.0	24.2
Bonds supporting preneed funeral and cemetery obligations	259.2	268.0
Bonds supporting preneed business permits	6.7	5.5
Other bonds	20.3	20.7
Total surety bonds outstanding	$286.2	$294.2
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
FORM 10-Q 29

PART I
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$180.3	$104.9	$313.6	$229.9
Sales production (number of contracts) (1)	30,436	19,353	54,225	41,448
General agency revenue	$43.1	$27.3	$77.2	$59.7
Maturities	$87.5	$94.8	$198.8	$188.7
Maturities (number of contracts)	14,608	16,553	33,604	32,473
(1)    Amounts are not included in our Consolidated Balance Sheet.
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$112.2	$79.8	$229.3	$169.0
Sales production (number of contracts)	28,740	21,677	60,469	44,856
Maturities	$82.3	$71.6	$172.9	$150.0
Maturities (number of contracts)	19,265	19,445	42,159	39,035
Cemetery:
Sales production:
Preneed	$359.7	$265.2	$683.9	$459.3
Atneed	112.2	93.8	242.3	178.4
Total sales production	$471.9	$359.0	$926.2	$637.7
Sales production deferred to backlog:
Preneed	$150.5	$116.8	$275.4	$211.4
Atneed	79.9	67.0	169.1	129.3
Total sales production deferred to backlog	$230.4	$183.8	$444.5	$340.7
Revenue recognized from backlog:
Preneed	$85.3	$76.5	$170.4	$142.4
Atneed	75.7	63.8	157.9	125.6
Total revenue recognized from backlog	$161.0	$140.3	$328.3	$268.0
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2021 and December 31, 2020. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at June 30, 2021 and December 31, 2020. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not
30 Service Corporation International

PART I
include the backlog associated with businesses that are held for sale.
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

	June 30, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.52	$1.52	$1.49	$1.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.68	0.68	0.64	0.64
Deferred receipts held in trust	4.61	3.77	4.27	3.66
Allowance for cancellation on trust investments	(0.32)	(0.25)	(0.29)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.49	5.72	6.11	5.54
Backlog of insurance-funded revenue (1)	6.72	6.72	6.58	6.58
Total backlog of deferred revenue	$13.21	$12.44	$12.69	$12.12

Preneed receivables, net and trust investments	$5.79	$4.94	$5.35	$4.73
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.68	0.68	0.64	0.64
Allowance for cancellation on trust investments	(0.32)	(0.25)	(0.29)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.15	5.37	5.70	5.12
Insurance policies associated with insurance-funded deferred revenue (1)	6.72	6.72	6.58	6.58
Total assets associated with backlog of preneed revenue	$12.87	$12.09	$12.28	$11.70
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2021, the difference between the backlog and asset market amounts represents $0.20 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.13 billion collected from customers that were not required to be deposited into trusts, and $0.18 billion in allowable cash distributions from trust assets partially offset by $1.17 billion in amounts due on delivered property and merchandise. As of June 30, 2021, the fair value of the total backlog comprised $3.74 billion related to cemetery contracts and $9.47 billion related to funeral contracts. As of June 30, 2021, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.64 billion related to cemetery contracts and $2.51 billion related to funeral contracts. As of June 30, 2021, the backlog of insurance-funded contracts of $6.72 billion was equal to the proceeds we expect to receive from the associated insurance policies.
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
FORM 10-Q 31

PART I
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
As of June 30, 2021, approximately 89% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2021, the largest single equity position represented less than 1% of the total securities portfolio.
32 Service Corporation International

PART I
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
Trust Performance
During the six months ended June 30, 2021, the Standard and Poor’s 500 Index increased 15.3% and the Barclay’s Aggregate Index decreased 1.6%. This compares to the SCI trusts that increased 10.5% during the same period. SCI trusts have a diversified allocation of approximately 61% equities, 27% fixed income securities, 7% alternative and other investments with the remaining 5% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $88.8 million and $59.2 million, for the six months ended June 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $47.8 million and $36.8 million for the six months ended June 30, 2021 and 2020, respectively. Trust fund income is significantly higher compared to the prior year due to higher investment returns, higher capital gains, and an increase in services performed.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended June 30, 2021 and 2020
Three Months Ended June 30, 2021 and 2020
Management Summary
In the second quarter of 2021, we reported consolidated net income attributable to common stockholders of $157.7 million ($0.92 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2020 of $105.5 million ($0.59 per diluted share). These results were impacted by certain significant items including:

	Three months ended June 30,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$6.2	$0.7
Pre-tax loss on early extinguishment of debt, net	$(5.2)	$—
Tax effect from significant items	$(0.7)	$(0.1)
In addition to the above items, the increase over the prior year quarter can be attributed to higher gross profit related to strong growth in cemetery recognized preneed revenue primarily driven by a more productive and efficient sales force. Our current period results also benefited from fewer shares outstanding, lower interest expense, and a lower effective tax rate.
FORM 10-Q 33

PART I
Funeral Results

	Three months ended June 30,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$531.7	$480.9
Less: revenue associated with acquisitions/new construction	7.1	3.2
Less: revenue associated with divestitures	0.2	1.5
Comparable(1) funeral revenue	524.4	476.2
Less: comparable recognized preneed revenue	32.8	27.7
Less: comparable general agency and other revenue	39.8	24.6
Adjusted comparable funeral revenue	$451.8	$423.9
Comparable services performed	84,449	89,675
Comparable average revenue per service(2)	$5,350	$4,727

Consolidated funeral gross profit	$108.4	$116.0
Less: gross profit associated with acquisitions/new construction	1.3	1.2
Less: gross losses associated with divestitures	(0.2)	(0.2)
Comparable(1) funeral gross profit	$107.3	$115.0
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending June 30, 2021.
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
Funeral Revenue
Consolidated revenue from funeral operations was $531.7 million for the three months ended June 30, 2021 compared to $480.9 million for the same period in 2020. This $50.8 million increase is primarily attributable to the $3.9 million increase in revenue contributed by acquired and newly constructed properties and a $48.2 million increase in comparable revenue as described below partially offset by the loss of $1.3 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $524.4 million for the three months ended June 30, 2021 compared to $476.2 million for the same period in 2020. This $48.2 million, or 10.1%, increase was primarily attributable a 13.2% increase in the comparable average revenue per funeral service that was offset somewhat by a 5.8% decrease in comparable services performed during the second quarter of 2021 compared to 2020. The decrease in comparable services performed was primarily due to COVID-19 pandemic related deaths in the prior year quarter. Additionally, we experienced a $15.2 million increase in comparable general agency and other revenue and a $5.1 million increase in comparable recognized preneed revenue, as both increases resulted from increases in comparable preneed funeral sales production.
Comparable average revenue per funeral service increased $623, or 13.2% for the three months ended June 30, 2021, compared to the same period in 2020. During the second quarter of 2020, the social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which negatively impacted our average revenue per funeral service in the prior year quarter. Our total comparable cremation rate increased 20 basis points to 59.1% for the three months ended June 30, 2021.
Funeral Gross Profit
Consolidated funeral gross profit decreased $7.6 million, or 6.6%, for the three months ended June 30, 2021 compared to 2020. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $7.7 million, or 6.7%. Comparable funeral gross profit decreased $7.7 million to $107.3 million and the comparable gross profit percentage decreased 360 basis points to 20.5%. Funeral gross profit was reduced as staffing and service levels normalized compared to the prior year quarter, driven by our customers desire for more robust remembrances and celebrations. Fixed costs increased due to higher incentive compensation expense and pent up repairs and maintenance expenses.
34 Service Corporation International

PART I
Cemetery Results

	Three months ended June 30,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$455.8	$339.1
Less: revenue associated with acquisitions/new construction	0.1	—
Less: revenue associated with divestitures	0.1	0.1
Comparable(1) cemetery revenue	$455.6	$339.0

Consolidated cemetery gross profit	$160.3	$102.8
Less: gross profit associated with divestitures	0.1	—
Comparable(1) cemetery gross profit	$160.2	$102.8
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending June 30, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $116.7 million, or 34.4%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in comparable revenue. The $116.6 million, or 34.4%, increase in comparable revenue was primarily attributable to a $106.3 million increase in comparable core revenue. The increase in comparable core revenue was led by $88.5 million of growth in recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well a $17.8 million, or 19.5%, increase in atneed revenue driven by an increase in services performed.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $57.5 million, or 55.9%, in the three months ended June 30, 2021 compared to the same period in 2020, which is primarily attributable to the increase in comparable gross profit of $57.4 million, or 55.8%. Comparable cemetery gross profit increased $57.4 million to $160.2 million, and the gross profit percentage increased 490 basis points to 35.2%, primarily resulting from the preneed cemetery property revenue and other higher margin revenue increases described above. The incremental margin on the revenue increases more than offset higher fixed costs in the current quarter relative to the prior year as staffing and service levels normalized driven by customer interaction and we recorded elevated levels of incentive compensation expense compared to the prior year second quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $8.1 million to $29.0 million for the second quarter of 2021. This was primarily due to fewer workers compensation, general liability, and auto liability insurance claims in the current year and higher charitable contributions in the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $6.2 million net pre-tax gain on asset divestitures and impairments, net in the second quarter of 2021 compared to a $0.7 million net pre-tax gain in the second quarter of 2020 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense decreased $4.3 million to $37.4 million for the three months ended June 30, 2021 primarily due to lower interest rates on our floating rate debt and debt refinancing activities over the last twelve months.
Provision for Income Taxes
Our effective tax rate was 22.6% and 25.5% for the three months ended June 30, 2021 and 2020, respectively. The lower effective tax rate for the three months ended June 30, 2021 was primarily due to the higher excess tax benefits recognized on the settlement of employee share-based awards.
FORM 10-Q 35

PART I
Weighted Average Shares
The diluted weighted average number of shares outstanding was 170.9 million for the three months ended June 30, 2021 compared to 179.7 million for the same period in 2020. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Six Months Ended June 30, 2021 and 2020
Management Summary
In the first six months of 2021, we reported consolidated net income attributable to common stockholders of $386.6 million ($2.25 per diluted share) compared to net income attributable to common stockholders for the same period in 2020 of $187.4 million ($1.03 per diluted share). These results were impacted by certain significant items including:

	Six months ended June 30,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$7.4	$5.3
Pre-tax losses on early extinguishment of debt, net	$(5.2)	$(0.2)
Tax effect from significant items	$(0.9)	$(1.2)
In addition to the above items, the increase over the prior year can be attributed to higher funeral and cemetery gross profit and lower interest expense, which was partially offset by higher income taxes on higher earnings. Additionally, earnings per share was positively impacted by fewer shares outstanding.
Funeral Results

	Six months ended June 30,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,151.1	$985.8
Less: revenue associated with acquisitions/new construction	14.4	4.1
Less: revenue associated with divestitures	0.6	3.1
Comparable(1) funeral revenue	1,136.1	978.6
Less: comparable recognized preneed revenue	74.3	60.4
Less: comparable general agency and other revenue	69.4	53.9
Adjusted comparable funeral revenue	$992.4	$864.3
Comparable services performed	189,600	175,676
Comparable average revenue per service(2)	$5,234	$4,920

Consolidated funeral gross profit	$299.2	$219.5
Less: gross profit associated with acquisitions/new construction	3.4	1.3
Less: gross losses associated with divestitures	(1.1)	(1.1)
Comparable(1) funeral gross profit	$296.9	$219.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending June 30, 2021.
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
FORM 10-Q 36

PART I
Funeral Revenue
Consolidated revenue from funeral operations was $1,151.1 million for the six months ended June 30, 2021, compared to $985.8 million for the same period in 2020. This $165.3 million increase is primarily attributable to the $10.3 million increase in revenue contributed by acquired and newly constructed properties and a $157.5 million increase in comparable revenue as described below partially offset by the loss of $2.5 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,136.1 million for the six months ended June 30, 2021 compared to $978.6 million for the same period in 2020. This $157.5 million, or 16.1%, increase was primarily attributable to a 7.9% increase in comparable services performed compared to 2020 primarily due to COVID-19 pandemic related deaths during the first quarter of 2021. The increase in comparable services performed comprised a 7.0% increase in services performed by our funeral service locations and a 14.0% increase in cremations performed by our non-funeral home channel. Additionally, we experienced a $15.5 million increase in comparable general agency and other revenue and a $13.9 million increase in comparable recognized preneed revenue, as both increases resulted from increases in comparable preneed funeral sales production.
Comparable average revenue per funeral service increased $314, or 6.4% for the six months ended June 30, 2021 compared to the same period in 2020. During the second quarter of 2020, the social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which negatively impacted our average revenue per funeral service in the prior year. Our total comparable cremation rate increased 30 basis points to 58.8% for the six months ended June 30, 2021.
Funeral Gross Profit
Consolidated funeral gross profit increased $79.7 million, or 36.3%, in the first six months of 2021 compared to 2020. This increase is primarily attributable to increases in comparable funeral gross profit of $77.6 million, or 35.4%, as well as a $2.1 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $77.6 million to $296.9 million and the comparable gross profit percentage increased 370 basis points to 26.1% as the growth in comparable funeral revenue more than offset higher fixed costs in the current period relative to the prior year as staffing and service levels normalized from our customers desire for more robust remembrances and celebrations in the current year compared to the prior year.
Cemetery Results

	Six months ended June 30,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$914.4	$637.2
Less: revenue associated with acquisitions/new construction	0.1	—
Less: revenue associated with divestitures	0.2	0.2
Comparable(1) cemetery revenue	$914.1	$637.0

Consolidated cemetery gross profit	$347.0	$178.3
Less: gross profit associated with divestitures	0.1	0.1
Comparable(1) cemetery gross profit	$346.9	$178.2
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending June 30, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $277.2 million, or 43.5%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in comparable cemetery revenue. The $277.1 million, or 43.5%, increase in comparable cemetery revenue was primarily attributable to a $207.9 million increase in comparable recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well as a $57.5 million, or 32.6%, increase in comparable atneed revenue driven by an increase in services performed.
FORM 10-Q 37

PART I
Cemetery Gross Profit
Consolidated cemetery gross profit increased $168.7 million, or 94.6%, in the six months ended June 30, 2021 compared to the same period in 2020, which is primarily attributable to the increase in comparable gross profit of $168.7 million, or 94.7%. Comparable cemetery gross profit increased $168.7 million to $346.9 million, and the gross profit percentage increased 990 basis points to 37.9%, the growth in comparable cemetery revenue more than offset higher fixed costs in the current period relative to the prior year as staffing and service levels normalized from our customers desire for more robust remembrances and celebrations in the current year compared to the prior year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $3.2 million to $65.8 million for the six months ended June 30, 2021. This was primarily due to fewer workers compensation, general liability, and auto liability insurance claims in the current year and higher charitable contributions in the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $7.4 million net pre-tax gain on asset divestitures and impairments, net in the six months ended June 30, 2021 compared to a $5.3 million pre-tax gain on asset divestitures in the six months ended June 30, 2020 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada. The first six months of 2020 also included $3.1 million in impairment charges primarily related to certain tradenames.
Interest Expense
Interest expense decreased $12.9 million to $73.2 million for six months ended June 30, 2021 primarily due to lower interest rates on our floating rate debt and debt refinancing activities over the last twelve months.
Provision for Income Taxes
Our effective tax rate was 24.2% and 24.3% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate was higher than the federal statutory tax rate of 21% primarily due to state tax expenses partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 171.6 million for the six months ended June 30, 2021 compared to 181.6 million for the same period in 2020. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2020 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2 of this Form 10-Q.

FORM 10-Q 38

PART I
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
FORM 10-Q 39

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2021 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2021 — April 30, 2021	695,722	$52.03	695,722	$90,562,099
May 1, 2021 — May 31, 2021 (1)	188,084	$53.20	186,786	$494,995,519
June 1, 2021 — June 30, 2021 (2)	657,792	$52.97	657,733	$460,156,506
	1,541,598		1,540,241
(1) 1,298 shares were purchased in May 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 59 shares were purchased in June 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
FORM 10-Q 41

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
Eighteenth Supplemental Indenture dated as of May 24, 2021, among Service Corporation International, The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as original trustee and BOKF, NA, as series trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed May 24, 2021).

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

July 29, 2021	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 43