Form 10-Q
period 2021-09-30
SERVICE CORP INTERNATIONAL
filed 2021-10-28
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of October 26, 2021 was 164,911,877 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$532,722	$479,521	$1,607,090	$1,272,000
Service revenue	432,458	382,466	1,287,934	1,104,793
Other revenue	69,192	56,254	204,864	164,448
Total revenue	1,034,372	918,241	3,099,888	2,541,241
Costs of revenue
Cost of property and merchandise	(248,957)	(230,568)	(748,716)	(634,118)
Cost of service	(210,344)	(190,000)	(615,700)	(561,039)
Overhead and other expenses	(242,052)	(234,017)	(756,233)	(684,617)
Costs of revenue	(701,353)	(654,585)	(2,120,649)	(1,879,774)
Gross profit	333,019	263,656	979,239	661,467
Corporate general and administrative expenses	(36,477)	(40,986)	(102,248)	(109,968)
Gains on divestitures and impairment charges, net	7,804	543	15,232	5,825
Operating income	304,346	223,213	892,223	557,324
Interest expense	(38,618)	(40,721)	(111,865)	(126,839)
Losses on early extinguishment of debt, net	—	(18,278)	(5,226)	(18,428)
Other income, net	8,218	629	9,214	548
Income before income taxes	273,946	164,843	784,346	412,605
Provision for income taxes	(64,003)	(37,351)	(187,659)	(97,559)
Net income	209,943	127,492	596,687	315,046
Net income attributable to noncontrolling interests	(88)	(77)	(248)	(182)
Net income attributable to common stockholders	$209,855	$127,415	$596,439	$314,864
Basic earnings per share:
Net income attributable to common stockholders	$1.25	$0.72	$3.54	$1.77
Basic weighted average number of shares	167,417	175,982	168,586	178,238
Diluted earnings per share:
Net income attributable to common stockholders	$1.23	$0.72	$3.49	$1.74
Diluted weighted average number of shares	170,005	178,140	171,057	180,463
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$209,943	$127,492	$596,687	$315,046
Other comprehensive income:
Foreign currency translation adjustments	(11,345)	7,870	594	(9,594)
Total comprehensive income	198,598	135,362	597,281	305,452
Total comprehensive income attributable to noncontrolling interests	(87)	(77)	(247)	(182)
Total comprehensive income attributable to common stockholders	$198,511	$135,285	$597,034	$305,270
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$406,947	$230,857
Receivables, net of reserves of $5,803 and $6,031, respectively	99,996	92,939
Inventories	24,646	23,929
Other	40,274	28,427
Total current assets	571,863	376,152
Preneed receivables, net of reserves of $20,713 and $19,204, respectively, and trust investments	5,823,805	5,345,720
Cemetery property	1,865,480	1,879,340
Property and equipment, net	2,160,717	2,133,664
Goodwill	1,884,189	1,880,007
Deferred charges and other assets, net of reserves of $5,044 and $6,902, respectively	1,113,507	1,080,053
Cemetery perpetual care trust investments	1,950,630	1,820,489
Total assets	$15,370,191	$14,515,425

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$623,348	$575,948
Current maturities of long-term debt	65,811	228,352
Income taxes payable	35,103	11,634
Total current liabilities	724,262	815,934
Long-term debt	3,759,974	3,514,182
Deferred revenue, net	1,527,079	1,488,909
Deferred tax liability	429,491	437,308
Other liabilities	444,483	420,039
Deferred receipts held in trust	4,606,817	4,272,382
Care trusts’ corpus	1,936,190	1,814,050
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 176,391,170 and 174,792,272 shares issued, respectively, and 166,080,826 and 170,717,236 shares outstanding, respectively	166,081	170,717
Capital in excess of par value	989,834	981,934
Retained earnings	746,019	560,731
Accumulated other comprehensive income	39,961	39,366
Total common stockholders’ equity	1,941,895	1,752,748
Noncontrolling interests	—	(127)
Total equity	1,941,895	1,752,621
Total liabilities and equity	$15,370,191	$14,515,425
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$596,687	$315,046
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	5,226	18,428
Depreciation and amortization	119,200	116,453
Amortization of intangibles	15,095	17,056
Amortization of cemetery property	75,394	56,854
Amortization of loan costs	4,736	3,971
Provision for expected credit losses	8,545	12,016
(Benefit from) provision for deferred income taxes	(8,125)	17,217
Gains on divestitures and impairment charges, net	(15,232)	(5,825)
Share-based compensation	10,630	10,571
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in receivables	(9,921)	(1,231)
Increase in other assets	(39,681)	(24,262)
Increase in payables and other liabilities	84,404	51,989
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(246,867)	(89,220)
Increase in deferred revenue, net	92,991	65,982
Increase (decrease) in deferred receipts held in trust	37,280	(5,608)
Net cash provided by operating activities	730,362	559,437
Cash flows from investing activities:
Capital expenditures	(177,767)	(155,597)
Business acquisitions, net of cash acquired	(9,221)	(29,801)
Real estate acquisitions	(15,642)	(51,434)
Proceeds from divestitures and sales of property and equipment	25,602	12,946
Payments for Company-owned life insurance policies	(3,666)	(5,036)
Proceeds from Company-owned life insurance policies and other	—	3,519
Net cash used in investing activities	(180,694)	(225,403)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	820,000	1,495,000
Debt issuance costs	(13,640)	(14,501)
Scheduled payments of debt	(27,110)	(25,467)
Early payments and extinguishment of debt	(699,837)	(1,371,840)
Principal payments on finance leases	(25,421)	(30,612)
Proceeds from exercise of stock options	34,521	16,999
Purchase of Company common stock	(344,373)	(329,123)
Payments of dividends	(109,285)	(101,472)
Bank overdrafts and other	(3,497)	9,800
Net cash used in financing activities	(368,642)	(351,216)
Effect of foreign currency	(197)	(2,329)
Net increase (decrease) in cash, cash equivalents, and restricted cash	180,829	(19,511)
Cash, cash equivalents, and restricted cash at beginning of period	238,610	242,620
Cash, cash equivalents, and restricted cash at end of period	$419,439	$223,109
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255
Cumulative effect of accounting changes	—	—	—	17,118	—	—	17,118
Comprehensive income	—	—	—	81,941	(31,200)	58	50,799
Dividends declared on common stock ($0.19 per share)	—	—	—	(34,414)	—	—	(34,414)
Employee share-based compensation earned	—	—	3,406	—	—	—	3,406
Stock option exercises	789	—	14,337	—	—	—	15,126
Restricted stock awards, net of forfeitures	168	—	(168)	—	—	—	—
Purchase of Company common stock	—	(2,901)	(16,202)	(103,999)	—	—	(123,102)
Other	—	—	(1,095)	—	—	—	(1,095)
Balance at March 31, 2020	$186,058	$(6,817)	$1,010,639	$562,549	$(1,336)	$—	$1,751,093
Cumulative effect of accounting changes	—	—	—	(129)	—	—	(129)
Comprehensive income	—	—	—	105,508	13,736	47	119,291
Dividends declared on common stock ($0.19 per share)	—	—	—	(33,719)	—	—	(33,719)
Employee share-based compensation earned	—	—	3,638	—	—	—	3,638
Purchase of Company common stock	—	(2,277)	(12,862)	(72,327)	—	—	(87,466)
Other	47	—	1,573	—	—	—	1,620
Balance at June 30, 2020	$186,105	$(9,094)	$1,002,988	$561,882	$12,400	$47	$1,754,328
Comprehensive income	—	—	—	127,415	7,870	77	135,362
Dividends declared on common stock ($0.19 per share)	—	—	—	(33,339)	—	—	(33,339)
Employee share-based compensation earned	—	—	3,527	—	—	—	3,527
Stock option exercises	82	—	1,791	—	—	—	1,873
Restricted stock awards, net of forfeitures	2	—	(2)	—	—	—	—
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Purchase of Company common stock	—	(2,857)	(16,235)	(99,463)	—	—	(118,555)
Other	(3)	—	3	—	—	—	—
Balance at September 30, 2020	$186,186	$(11,951)	$992,072	$556,495	$20,270	$64	$1,743,136

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards and units, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Retirement of treasury shares	(3)	3	—	—	—	—	—
Balance at March 31, 2021	$175,051	$(6,214)	$975,232	$662,271	$44,371	$(51)	$1,850,660
Comprehensive income	—	—	—	157,705	6,934	84	164,723
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,352)	—	—	(35,352)
Employee share-based compensation earned	—	—	3,596	—	—	—	3,596
Stock option exercises	644	—	13,328	—	—	—	13,972
Restricted stock awards and units, net of forfeitures	(3)	—	3	—	—	—	—
Purchase of Company common stock	—	(1,542)	(8,955)	(70,551)	—	—	(81,048)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	33	—	1,587	—	—	—	1,620
Balance at June 30, 2021	$175,725	$(7,756)	$984,791	$714,073	$51,305	$(27)	$1,918,111
Comprehensive income	—	—	—	209,855	(11,344)	87	198,598
Dividends declared on common stock ($0.23 per share)	—	—	—	(38,365)	—	—	(38,365)
Employee share-based compensation earned	—	—	3,534	—	—	—	3,534
Stock option exercises	666	—	17,601	—	—	—	18,267
Purchase of Company common stock	—	(2,554)	(15,092)	(139,544)	—	—	(157,190)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at September 30, 2021	$176,391	$(10,310)	$989,834	$746,019	$39,961	$—	$1,941,895
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside memorial services, merchandise installation, and interments, are sold at our cemeteries.
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$406,947	$230,857
Restricted cash (1)
Included in Other current assets	11,521	5,573
Included in Deferred charges and other assets, net	971	2,180
Total restricted cash	12,492	7,753
Total cash, cash equivalents, and restricted cash	$419,439	$238,610
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$48,537	$34,325	$22,557	$380	$105,799
Reserve for credit losses	(3,522)	(2,223)	126	(184)	(5,803)
Receivables, net	$45,015	$32,102	$22,683	$196	$99,996

	December 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$56,745	$22,559	$18,545	$1,121	$98,970
Reserve for credit losses	(3,752)	(1,933)	144	(490)	(6,031)
Receivables, net	$52,993	$20,626	$18,689	$631	$92,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Notes receivable	$9,541	$12,389
Reserve for credit losses	(3,990)	(5,957)
Notes receivable, net	$5,551	$6,432

Long-term miscellaneous receivables	$7,304	$6,515
Reserve for credit losses	(1,054)	(945)
Long-term miscellaneous receivables, net	$6,250	$5,570

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the nine months ended September 30, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency	September 30, 2021
	(In thousands)
Trade receivables:
Funeral	$(3,752)	$(3,554)	$(17)	$4,871	$(1,345)	$275	$(3,522)
Cemetery	(1,933)	(970)	—	802	(122)	—	(2,223)
Total reserve for credit losses on trade receivables	$(5,685)	$(4,524)	$(17)	$5,673	$(1,467)	$275	$(5,745)

Miscellaneous receivables:
Current	$144	$(18)	$—	$—	$—	$—	$126
Long-term	(945)	(109)	—	—	—	—	(1,054)
Total reserve for credit losses on miscellaneous receivables	$(801)	$(127)	$—	$—	$—	$—	$(928)

Notes receivable	$(6,447)	$306	$—	$1,967	$—	$—	$(4,174)

At September 30, 2021, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$21,320	$524	$459	$222	$29	$3	$—	$22,557
Long-term	2,718	1,771	1,945	734	122	14	—	7,304
Total miscellaneous receivables	$24,038	$2,295	$2,404	$956	$151	$17	$—	$29,861

Notes receivable	$—	$—	$—	$135	$—	$5,051	$4,735	$9,921
At September 30, 2021, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$5	$201	$206	$22,351	$22,557
Long-term	—	—	—	—	—	7,304	7,304
Total miscellaneous receivables	$—	$—	$5	$201	$206	$29,655	$29,861

Notes receivable	$1	$3	$119	$1,116	$1,239	$8,682	$9,921
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

3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Preneed receivables, net	$1,212,837	$1,069,965

Trust investments, at market	6,328,077	5,851,188
Insurance-backed fixed income securities and other	233,521	245,056
Trust investments	6,561,598	6,096,244
Less: Cemetery perpetual care trust investments	(1,950,630)	(1,820,489)
Preneed trust investments	4,610,968	4,275,755

Preneed receivables, net and trust investments	$5,823,805	$5,345,720

Preneed receivables, net comprised the following:

	September 30, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$160,895	$1,097,764	$1,258,659
Unearned finance charges	(12,221)	(12,888)	(25,109)
Preneed receivables, at amortized cost	148,674	1,084,876	1,233,550
Reserve for credit losses	(12,283)	(8,430)	(20,713)
Preneed receivables, net	$136,391	$1,076,446	$1,212,837

	December 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$143,896	$979,259	$1,123,155
Unearned finance charges	(14,018)	(19,968)	(33,986)
Preneed receivables, at amortized cost	129,878	959,291	1,089,169
Reserve for credit losses	(10,940)	(8,264)	(19,204)
Preneed receivables, net	$118,938	$951,027	$1,069,965
14 Service Corporation International

PART I
At September 30, 2021, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$58,724	$41,511	$25,009	$8,236	$3,992	$11,202	$148,674
Cemetery	403,056	333,177	167,602	99,699	51,926	29,416	1,084,876
Total preneed receivables, at amortized cost	$461,780	$374,688	$192,611	$107,935	$55,918	$40,618	$1,233,550

At September 30, 2021, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,235	$2,779	$1,727	$16,988	$25,729	$122,945	$148,674
Cemetery	34,238	22,832	5,946	2,602	65,618	1,019,258	1,084,876
Total preneed receivables, at amortized cost	$38,473	$25,611	$7,673	$19,590	$91,347	$1,142,203	$1,233,550

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2021:

	January 1, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	September 30, 2021
	(In thousands)
Funeral	$(10,940)	$(3,731)	$2,388	$—	$(12,283)
Cemetery	(8,264)	(469)	305	(2)	(8,430)
Total reserve for credit losses on preneed receivables	$(19,204)	$(4,200)	$2,693	$(2)	$(20,713)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Deposits	$134,923	$113,444	$389,025	$317,338
Withdrawals	$111,196	$102,873	$341,354	$316,729
Purchases of securities	$475,748	$452,009	$1,287,957	$1,358,005
Sales of securities	$418,261	$423,762	$1,249,066	$1,217,713
Realized gains from sales of securities(1)	$97,155	$60,772	$402,074	$205,364
Realized losses from sales of securities(1)	$(23,983)	$(43,243)	$(57,795)	$(190,401)
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

		September 30, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$50,019	$1,029	$(333)	$50,715
Canadian government	2	30,035	34	(12)	30,057
Corporate	2	497	8	(10)	495
Residential mortgage-backed	2	1,374	72	(8)	1,438
Asset-backed	2	283	3	(9)	277
Equity securities:
Preferred stock	2	4,843	41	(71)	4,813
Common stock:
United States	1	1,582,652	562,106	(60,243)	2,084,515
Canada	1	47,178	19,185	(1,038)	65,325
Other international	1	128,095	50,839	(6,924)	172,010
Mutual funds:
Equity	1	814,776	156,109	(3,378)	967,507
Fixed income	1	999,849	43,524	(6,119)	1,037,254
Other	3	187	2	—	189
Trust investments, at fair value		3,659,788	832,952	(78,145)	4,414,595
Commingled funds
Fixed income		756,031	33,977	(2,429)	787,579
Equity		259,790	103,912	(6)	363,696
Money market funds		368,461	—	—	368,461
Alternative investments		289,019	111,241	(6,514)	393,746
Trust investments, at net asset value		1,673,301	249,130	(8,949)	1,913,482
Trust investments, at market		$5,333,089	$1,082,082	$(87,094)	$6,328,077
16 Service Corporation International

PART I

		December 31, 2020
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$44,907	$1,566	$(272)	$46,201
Canadian government	2	30,210	51	(157)	30,104
Corporate	2	1,669	14	(8)	1,675
Residential mortgage-backed	2	2,438	131	—	2,569
Asset-backed	2	174	3	(5)	172
Equity securities:
Preferred stock	2	358	—	(24)	334
Common stock:
United States	1	1,500,125	503,757	(54,748)	1,949,134
Canada	1	35,016	10,915	(1,823)	44,108
Other international	1	110,775	39,837	(1,831)	148,781
Mutual funds:
Equity	1	821,406	95,155	(10,437)	906,124
Fixed income	1	1,022,409	35,872	(19,298)	1,038,983
Other	3	188	2	—	190
Trust investments, at fair value		3,569,675	687,303	(88,603)	4,168,375
Commingled funds
Fixed income		657,219	37,474	(173)	694,520
Equity		283,329	97,704	—	381,033
Money market funds		330,745	—	—	330,745
Alternative investments		217,953	68,846	(10,284)	276,515
Trust investments, at net asset value		1,489,246	204,024	(10,457)	1,682,813
Trust investments, at market		$5,058,921	$891,327	$(99,060)	$5,851,188
Our alternative investments include funds invested in limited partnerships with interests in private equity, private market real estate, energy and natural resources, infrastructure, transportation, and private debt including both distressed debt and mezzanine financing. These investments can never be redeemed by the funds. Instead, due to the nature of the investments in this category, distributions are received through the liquidation of the underlying assets of the funds. The funds' managers have not communicated the timing of any liquidations.
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Fair value, beginning balance	$189	$423	$190	$8,218
Net realized and unrealized (losses) included in Other income, net(1)	—	(355)	(1)	(612)
Purchases	—	57	—	4,626
Sales	—	(60)	—	(5,356)
Transfers	—	—	—	(6,811)
Fair value, ending balance	$189	$65	$189	$65
(1)All net realized and unrealized (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.
FORM 10-Q 17

PART I
Maturity dates of our fixed income securities range from 2021 to 2040. Maturities of fixed income securities (excluding mutual funds) at September 30, 2021 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$52,892
Due in one to five years	22,559
Due in five to ten years	7,296
Thereafter	235
Total estimated maturities of fixed income securities	$82,982
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $46.1 million and $33.9 million, for the three months ended September 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $23.1 million and $15.9 million for the three months ended September 30, 2021 and 2020, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $134.8 million and $93.1 million, for the nine months ended September 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $71.0 million and $52.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Deferred revenue	$2,228,602	$2,127,878
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(701,523)	(638,969)
Deferred revenue, net	$1,527,079	$1,488,909
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,761,291	$5,306,479
Net preneed contract sales	985,830	801,064
(Dispositions) acquisitions of businesses, net	(5,921)	14,201
Net investment gains (losses)(1)	299,374	(32,410)
Recognized revenue from backlog(2)	(376,084)	(324,117)
Recognized revenue from current period sales	(470,644)	(407,666)
Change in amounts due on unfulfilled performance obligations	(62,323)	(42,300)
Change in cancellation reserve	(315)	1,070
Effect of foreign currency and other	2,688	(1,510)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,133,896	$5,314,811
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
18 Service Corporation International

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 23.4% and 22.7% for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 23.9% and 23.6% for the nine months ended September 30, 2021 and 2020, respectively. The higher effective tax rate for the three months ended September 30, 2021 was primarily due to a change in estimate in the finalization of the 2019 tax return in the prior year, partially offset by excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the nine months ended September 30, 2021 and 2020 was higher than the federal statutory tax rate of 21% primarily due to state tax expenses, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Unrecognized Tax Benefits
As of September 30, 2021, the total amount of our unrecognized tax benefits was $1.4 million and the total amount of our accrued interest was $0.7 million.

The federal statutes of limitation have expired for all tax years prior to 2018, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2019. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.4 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	September 30, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$—	$150,000
7.5% Senior Notes due April 2027	152,710	152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	—
Term Loan due May 2024	576,875	601,250
Bank Credit Facility due May 2024	—	525,000
Obligations under finance leases	143,613	148,864
Mortgage notes and other debt, maturities through 2050	49,028	51,766
Unamortized premiums and discounts, net	—	(317)
Unamortized debt issuance costs	(46,441)	(36,739)
Total debt	3,825,785	3,742,534
Less: Current maturities of long-term debt	(65,811)	(228,352)
Total long-term debt	$3,759,974	$3,514,182
Current maturities of debt at September 30, 2021 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.80% and 3.62% at September 30, 2021 and December 31, 2020, respectively. Approximately 82% and 66% of our total debt had a fixed interest rate at September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021 and 2020, we paid $86.2 million and $102.9 million in cash interest, respectively.
FORM 10-Q 19

PART I
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2021, we were in compliance with all of our debt covenants. We issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10% at September 30, 2021. As of September 30, 2021, we had $966.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 1.09% and 1.40% at September 30, 2021 and December 31, 2020, respectively.
Debt Issuances and Additions
During the nine months ended September 30, 2021, we issued or added $820.0 million of debt including:
•$800.0 million unsecured 4.0% Senior Notes due May 2031; and
•$20.0 million on our Bank Credit Facility due May 2024.
Net proceeds from newly issued debt during the nine months ended September 30, 2021 were used to pay down our Bank Credit Facility, to redeem our 8.0% Senior Notes due November 2021, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $13.6 million.
During the nine months ended September 30, 2020, we issued or added $1.5 billion of debt including:
•$850.0 million unsecured 3.375% Senior Notes due August 2030; and
•$645.0 million on our Bank Credit Facility due May 2024.
Newly issued debt during the nine months ended September 30, 2020 was used to pay down our Bank Credit Facility, to redeem our 5.375% Senior Notes due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.5 million.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2021, we made aggregate debt payments of $727.0 million for scheduled and early extinguishment payments including:
•$545.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$24.4 million in aggregate principal of our Term Loan due May 2024;
•$150.0 million in aggregate principal of 8.0% Senior Notes due November 2021;
•$4.8 million of premiums paid on early extinguishment; and
•$2.8 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $5.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the nine months ended September 30, 2021.
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
Certain of the above transactions resulted in the recognition of a loss of $18.4 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the nine months ended September 30, 2020.
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
The fair value of our debt instruments at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
8.0% Senior Notes due November 2021	$—	$159,000
7.5% Senior Notes due April 2027	187,070	185,639
4.625% Senior Notes due December 2027	579,579	590,700
5.125% Senior Notes due June 2029	813,750	840,368
3.375% Senior Notes due August 2030	850,841	883,099
4.0% Senior Notes due May 2031	830,608	—
Term Loan due May 2024	576,875	601,250
Bank Credit Facility due May 2024	—	525,000
Mortgage notes and other debt, maturities through 2050	48,054	51,659
Total fair value of debt instruments	$3,886,777	$3,836,715
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2021, we repurchased 6,238,232 shares of common stock at an aggregate cost of $344.5 million, which is an average cost per share of $55.22. During May 2021, our Board of Directors increased our share repurchase authorization to $500 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $303.2 million at September 30, 2021.
Subsequent to September 30, 2021, we repurchased 1,159,470 shares for $71.8 million at an average cost per share of $61.92. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $231.4 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$318,432	$275,060	$938,835	$796,014
Matured preneed revenue	172,410	164,245	522,051	486,185
Core funeral revenue	490,842	439,305	1,460,886	1,282,199
Non-funeral home revenue	18,478	15,592	55,089	44,189
Recognized preneed revenue	45,552	32,744	120,414	93,207
Other revenue	37,417	30,993	107,041	84,882
Total funeral revenue	592,289	518,634	1,743,430	1,504,477
Cemetery revenue:
Atneed revenue	123,443	103,330	357,094	279,475
Recognized preneed property revenue	201,876	190,068	643,016	458,267
Recognized preneed merchandise and services revenue	84,989	80,948	258,525	219,456
Core cemetery revenue	410,308	374,346	1,258,635	957,198
Other revenue	31,775	25,261	97,823	79,566
Total cemetery revenue	442,083	399,607	1,356,458	1,036,764
Total revenue from customers	$1,034,372	$918,241	$3,099,888	$2,541,241
Gross profit:
Funeral gross profit	$165,019	$124,135	$464,192	$343,668
Cemetery gross profit	168,000	139,521	515,047	317,799
Gross profit from reportable segments	333,019	263,656	979,239	661,467
Corporate general and administrative expenses	(36,477)	(40,986)	(102,248)	(109,968)
Gains on divestitures and impairment charges, net	7,804	543	15,232	5,825
Operating income	304,346	223,213	892,223	557,324
Interest expense	(38,618)	(40,721)	(111,865)	(126,839)
Losses on early extinguishment of debt, net	—	(18,278)	(5,226)	(18,428)
Other income, net	8,218	629	9,214	548
Income before income taxes	$273,946	$164,843	$784,346	$412,605
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2021	$978,850	$55,522	$1,034,372
2020	$878,723	$39,518	$918,241
Nine months ended September 30,
Revenue from external customers:
2021	$2,932,464	$167,424	$3,099,888
2020	$2,419,837	$121,404	$2,541,241
22 Service Corporation International

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2021 and December 31, 2020, we had self-insurance reserves of $95.1 million and $92.8 million, respectively.
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
Karen Moulton, Individually and on behalf of all others similarly situated v. Stewart Enterprises, Inc., Service Corporation International and others; Case No. 2013-5636; in the Civil District Court Parish of New Orleans, Louisiana. This case was filed as a class action in June 2013 against an SCI subsidiary in connection with SCI's acquisition of Stewart Enterprises, Inc. The plaintiffs allege that SCI aided and abetted breaches of fiduciary duties by Stewart Enterprises and its board of directors in negotiating the combination of Stewart Enterprises with a subsidiary of SCI. The plaintiffs seek damages concerning the combination. We filed exceptions to the plaintiffs’ complaint that were granted in June 2014. Thus, subject to appeals, SCI will no longer be party to the suit. The case has continued against our subsidiary Stewart Enterprises and its former individual directors. However, in October 2016, the court entered a judgment dismissing all of plaintiffs’ claims. Plaintiffs have appealed the dismissal. On May 6, 2021, the Louisiana Court of Appeals affirmed the dismissal. Plaintiffs applied to the Louisiana Supreme Court to review the dismissal and the application was denied. We consider this matter resolved.
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
FORM 10-Q 23

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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$209,855	$127,415	$596,439	$314,864
Weighted average shares:
Weighted average shares — basic	167,417	175,982	168,586	178,238
Stock options	2,513	2,115	2,409	2,184
Restricted share units	75	43	62	41
Weighted average shares — diluted	170,005	178,140	171,057	180,463
Amounts attributable to common stockholders:
Earnings per share:
Basic	$1.25	$0.72	$3.54	$1.77
Diluted	$1.23	$0.72	$3.49	$1.74

24 Service Corporation International

PART I
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Antidilutive options	—	1,739	558	1,572
Antidilutive restricted share units	—	—	—	54
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $9.2 million and $29.8 million, net of cash acquired, for several business acquisitions, and $15.6 million and $51.4 million, net of cash acquired, for several real estate acquisitions during the nine months ended September 30, 2021 and 2020, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gains on divestitures, net	$9,245	$614	$16,838	$8,980
Impairment losses	(1,441)	(71)	(1,606)	(3,155)
Gains on divestitures and impairment charges, net	$7,804	$543	$15,232	$5,825

FORM 10-Q 25

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2021, we operated 1,453 funeral service locations and 485 cemeteries (including 298 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial ® brand serves approximately 500,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.3 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2021. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
26 Service Corporation International

PART I
As community restrictions have lifted and vaccine distribution becomes more widespread, we have experienced significant growth in our preneed cemetery sales as well as an increase in the number of families who desire memorial services. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $730.4 million in the first nine months of 2021. As of September 30, 2021, we had $966.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2021, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with the increase in services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range. Our financial covenant requirements and actual ratios as of September 30, 2021 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.40
Interest coverage ratio	3.00 (Min)	10.19
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
Paying Dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.23 per common share in 2021. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Repurchasing Shares. Absent opportunities for strategic acquisitions, we expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future.
During the nine months ended September 30, 2021, we repurchased 6,238,232 shares of common stock at an aggregate cost of $344.5 million, which is an average cost per share of $55.22. During May 2021, our Board of Directors increased our share repurchase authorization to $500 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $303.2 million at September 30, 2021.
Subsequent to September 30, 2021, we repurchased 1,159,470 shares for $71.8 million at an average cost per share of $61.92. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $231.4 million.
Managing Debt. We manage our near-term debt maturity profile to reduce refinancing risk and seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity are available to substantially reduce our long-term debt should we choose to do so.
FORM 10-Q 27

PART I
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $730.4 million and $559.4 million for the nine months ended September 30, 2021 and 2020, respectively. Excluding a $8.3 million cash receipt from a vendor waiver and release agreement in the current period, cash flow from operations increased $162.7 million for the nine months ended September 30, 2021 versus the same period in 2020. The 2021 increase versus 2020 comprises:
•a $494.9 million increase in cash receipts from customers,
•a $19.1 million increase in General Agency (GA) revenue and other receipts, and
•a $16.7 million decrease in cash interest payments (the decrease over the prior year is due to the lack of interest payments in 2021 on the 5.375% Senior Notes due May 2024 which were redeemed in the second half of 2020), partially offset by
•a $195.5 million increase in employee compensation payments,
•a $71.9 million increase in cash tax payments,
•a $52.4 million increase in vendor and other payments, and
•a $48.2 million increase in net trust deposits.

Investing Activities
Cash flows from investing activities used $180.7 million and $225.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $44.7 million decreased outflow from 2021 versus 2020 is primarily due to the following:
•a $35.7 million decrease in cash spent on real estate acquisitions,
•a $20.6 million decrease in cash spent on business acquisitions, and
•a $12.7 million increase in proceeds from sale of other investments, partially offset by
•a $22.2 million increase in capital expenditures, and
•a $2.1 million increase in payments for Company-owned life insurance policies, net of proceeds.

Financing Activities
Financing activities used $368.6 million for the nine months ended September 30, 2021 compared to using $351.2 million for the same period in 2020. The $17.4 million increased outflow from 2021 versus 2020 is primarily due to the following:
•a $15.3 million increase in purchase of Company common stock,
•a $13.3 million change in bank overdrafts and other, and
•a $7.8 million increase in payments of dividends, partially offset by
•a $17.5 million increase in proceeds from exercises of stock options, and
•a $1.3 million decrease in debt payments, net of proceeds.

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

	September 30, 2021	December 31, 2020
	(In millions)
Preneed funeral	$89.2	$94.4
Preneed cemetery:
Merchandise and services	147.0	149.4
Pre-construction	23.9	24.2
Bonds supporting preneed funeral and cemetery obligations	260.1	268.0
Bonds supporting preneed business permits	7.0	5.5
Other bonds	20.4	20.7
Total surety bonds outstanding	$287.5	$294.2
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
FORM 10-Q 29

PART I
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$172.1	$138.5	$485.7	$368.4
Sales production (number of contracts) (1)	28,694	24,700	82,919	66,148
General agency revenue	$41.8	$34.3	$119.0	$94.0
Maturities	$94.9	$92.6	$293.7	$281.3
Maturities (number of contracts)	15,671	15,915	49,320	48,447
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$114.6	$95.6	$343.9	$264.6
Sales production (number of contracts)	29,247	25,027	89,716	69,883
Maturities	$88.7	$80.7	$261.6	$230.7
Maturities (number of contracts)	20,598	20,607	62,822	59,658
Cemetery:
Sales production:
Preneed	$325.7	$298.8	$1,009.6	$758.1
Atneed	130.2	108.6	372.5	287.0
Total sales production	$455.9	$407.4	$1,382.1	$1,045.1
Sales production deferred to backlog:
Preneed	$151.6	$141.0	$427.0	$352.4
Atneed	86.7	76.4	255.8	205.7
Total sales production deferred to backlog	$238.3	$217.4	$682.8	$558.1
Revenue recognized from backlog:
Preneed	$86.5	$89.7	$256.9	$232.1
Atneed	79.4	70.7	237.3	196.3
Total revenue recognized from backlog	$165.9	$160.4	$494.2	$428.4
Backlog of Preneed Contracts: The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2021 and December 31, 2020. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at September 30, 2021 and December 31, 2020. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The
30 Service Corporation International

PART I
table does not include the backlog associated with businesses that are held for sale.
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

	September 30, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.53	$1.53	$1.49	$1.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.70	0.70	0.64	0.64
Deferred receipts held in trust	4.61	3.85	4.27	3.66
Allowance for cancellation on trust investments	(0.32)	(0.27)	(0.29)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.52	5.81	6.11	5.54
Backlog of insurance-funded revenue (1)	6.81	6.81	6.58	6.58
Total backlog of deferred revenue	$13.33	$12.62	$12.69	$12.12

Preneed receivables, net and trust investments	$5.82	$5.06	$5.35	$4.73
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.71	0.71	0.64	0.64
Allowance for cancellation on trust investments	(0.32)	(0.27)	(0.29)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.21	5.50	5.70	5.12
Insurance policies associated with insurance-funded deferred revenue (1)	6.81	6.81	6.58	6.58
Total assets associated with backlog of preneed revenue	$13.02	$12.31	$12.28	$11.70
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2021, the difference between the backlog and asset market amounts represents $0.20 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.15 billion collected from customers that were not required to be deposited into trusts, and $0.18 billion in allowable cash distributions from trust assets partially offset by $1.22 billion in amounts due on delivered property and merchandise. As of September 30, 2021, the fair value of the total backlog comprised $3.81 billion related to cemetery contracts and $9.52 billion related to funeral contracts. As of September 30, 2021, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.71 billion related to cemetery contracts and $2.50 billion related to funeral contracts. As of September 30, 2021, the backlog of insurance-funded contracts of $6.81 billion was equal to the proceeds we expect to receive from the associated insurance policies.
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
As of September 30, 2021, approximately 89% of our trusts were under the control and custody of three large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2021, the largest single equity position represented less than 1% of the total securities portfolio.
32 Service Corporation International

PART I
Alternative investments serve to provide high rates of return with reduced volatility and lower correlation to publicly-traded securities. These investments are typically longer term in duration and are diversified by strategy, sector, manager, geography and vintage year. The investments consist of numerous limited partnerships, invested in private equity, private market real estate, energy and natural resources, infrastructure, transportation, and private debt including both distressed debt and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
Trust Performance
During the nine months ended September 30, 2021, the Standard and Poor’s 500 Index increased 15.9% and the Barclay’s Aggregate Index decreased 1.6%. This compares to the SCI trusts that increased 10.1% during the same period. SCI trusts have a diversified allocation of approximately 59% equities, 28% fixed income securities, 8% alternative and other investments with the remaining 5% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $134.8 million and $93.1 million for the nine months ended September 30, 2021 and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $71.0 million and $52.7 million for the nine months ended September 30, 2021 and 2020, respectively. Trust fund income is significantly higher compared to the prior year due to higher investment returns, higher capital gains, and an increase in services performed.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended September 30, 2021 and 2020
Three Months Ended September 30, 2021 and 2020
Management Summary
In the third quarter of 2021, we reported consolidated net income attributable to common stockholders of $209.9 million ($1.23 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2020 of $127.4 million ($0.72 per diluted share). These results were impacted by certain significant items including:

	Three months ended September 30,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$7.8	$0.5
Pre-tax loss on early extinguishment of debt, net	$—	$(18.3)
Vendor waiver and release agreement cash receipts	$8.3	$—
Tax effect from significant items	$(3.9)	$4.6
In addition to the above items, the increase over the prior year quarter can be attributed to increased gross profit related to growth in services performed, funeral sales averages, and cemetery revenue. Current period results also benefited from fewer shares outstanding and lower corporate and general administrative expenses.
FORM 10-Q 33

PART I
Funeral Results

	Three months ended September 30,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$592.3	$518.6
Less: revenue associated with acquisitions/new construction	8.2	3.3
Less: revenue associated with divestitures	0.3	1.3
Comparable(1) funeral revenue	583.8	514.0
Less: comparable recognized preneed revenue	45.1	32.7
Less: comparable general agency and other revenue	37.3	30.9
Adjusted comparable funeral revenue	$501.4	$450.4
Comparable services performed	92,749	89,619
Comparable average revenue per service(2)	$5,406	$5,026

Consolidated funeral gross profit	$165.0	$124.1
Less: gross profit associated with acquisitions/new construction	2.2	1.1
Less: gross losses associated with divestitures	(1.0)	(0.9)
Comparable(1) funeral gross profit	$163.8	$123.9
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending September 30, 2021.
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
Funeral Revenue
Consolidated revenue from funeral operations was $592.3 million for the three months ended September 30, 2021 compared to $518.6 million for the same period in 2020. This $73.7 million increase is primarily attributable to the $4.9 million revenue growth contributed by acquired and newly constructed properties and a $69.8 million increase in comparable revenue as described below partially offset by the loss of $1.0 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $583.8 million for the three months ended September 30, 2021 compared to $514.0 million for the same period in 2020. This $69.8 million, or 13.6%, increase was primarily attributable to a 3.5% growth in comparable services performed during the third quarter of 2021 compared to 2020 primarily due to COVID-19 pandemic-related deaths. The growth in services performed comprises a 3.1% increase in services performed by our funeral service locations and a 5.9% increase in cremation services performed by our non-funeral home channel. Additionally, we experienced a $6.4 million increase in comparable general agency and other revenue and a $12.4 million increase in comparable recognized preneed revenue, as the growth resulted from higher comparable preneed funeral sales production.
Comparable average revenue per funeral service grew $380, or 7.6%, for the three months ended September 30, 2021, compared to the same period in 2020. During the third quarter of 2020, the social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which continued to negatively impact our average revenue per funeral service in the prior year quarter. Our total comparable cremation rate increased 70 basis points to 59.2% for the three months ended September 30, 2021.
Funeral Gross Profit
Consolidated funeral gross profit increased $40.9 million, or 33.0%, for the three months ended September 30, 2021 compared to 2020. This increase is primarily attributable to the growth in comparable funeral gross profit of $39.9 million, or 32.2%, as well as a $1.1 million higher gross profit from acquired and newly constructed properties. Comparable funeral gross profit grew $39.9 million to $163.8 million and the comparable gross profit percentage grew 400 basis points to 28.1%. The incremental margin on the revenue growth more than offset somewhat higher fixed costs in the current quarter relative to the prior year as staffing and service levels normalized, driven by our customers' desire for more robust remembrances and celebrations. Additionally, maintenance expenses were temporarily higher associated with various storms and hurricanes as well as catch up on deferred maintenance needs.
34 Service Corporation International

PART I
Cemetery Results

	Three months ended September 30,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$442.1	$399.6
Less: revenue associated with acquisitions/new construction	0.1	0.1
Less: revenue associated with divestitures	0.1	0.1
Comparable(1) cemetery revenue	$441.9	$399.4

Consolidated cemetery gross profit	$168.0	$139.5
Less: gross loss associated with acquisitions/new construction	—	(0.3)
Comparable(1) cemetery gross profit	$168.0	$139.8
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending September 30, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations grew $42.5 million, or 10.6%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in comparable cemetery revenue. The $42.5 million, or 10.6%, growth in comparable cemetery revenue was primarily attributable to a $35.9 million increase in comparable core revenue. This growth was a result of a $20.1 million, or 19.5%, increase in atneed revenue that was realized by both higher sales averages and contract velocity across service, merchandise and property sales. Additionally, recognized preneed revenue grew $15.8 million, or 5.8%, driven by strong comparable preneed cemetery sales production. Comparable other revenue also grew $6.6 million, or 26.2%, primarily from higher endowment care trust fund income due to higher capital gains and other distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $28.5 million, or 20.4%, in the three months ended September 30, 2021 compared to the same period in 2020, which is primarily attributable to growth in comparable cemetery gross profit of $28.2 million, or 20.2%. Comparable cemetery gross profit grew $28.2 million to $168.0 million, and the gross profit percentage grew 300 basis points to 38.0%, primarily resulting from the revenue increases described above. The incremental margin on the revenue growth more than offset higher fixed costs in the current quarter relative to the prior year as staffing and service levels continued to normalize driven by customer interaction and increased maintenance expenses.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $4.5 million to $36.5 million for the third quarter of 2021. This was primarily related to fewer workers compensation, general liability, and auto liability insurance claims in the current year and higher charitable contributions in the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $7.8 million net pre-tax gain on asset divestitures and impairments, net in the third quarter of 2021 compared to a $0.5 million net pre-tax gain in the third quarter of 2020 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Other Income, Net
Other income, net increased $7.6 million to $8.2 million during the third quarter of 2021, primarily due to a cash receipt from a vendor waiver and release.
Interest Expense
Interest expense decreased $2.1 million to $38.6 million for the three months ended September 30, 2021 primarily due to lower balances and interest rates on our floating rate debt along with debt refinancing activities over the last twelve months.
FORM 10-Q 35

PART I
Provision for Income Taxes
Our effective tax rate was 23.4% and 22.7% for the three months ended September 30, 2021 and 2020, respectively. The higher effective tax rate for the three months ended September 30, 2021 was primarily due to a change in estimate in the finalization of the 2019 tax return in the prior year, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 170.0 million for the three months ended September 30, 2021 compared to 178.1 million for the same period in 2020. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2021 and 2020
Management Summary
In the first nine months of 2021, we reported consolidated net income attributable to common stockholders of $596.4 million ($3.49 per diluted share) compared to net income attributable to common stockholders for the same period in 2020 of $314.9 million ($1.74 per diluted share). These results were impacted by certain significant items including:

	Nine months ended September 30,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$15.2	$5.8
Pre-tax losses on early extinguishment of debt, net	$(5.2)	$(18.4)
Vendor waiver and release agreement cash receipts	$8.3	$—
Tax effect from significant items	$(4.9)	$3.4
In addition to the above items, the increase over the prior year can be attributed to higher funeral and cemetery gross profit and lower interest expense, which was partially offset by higher income taxes on higher earnings. Additionally, earnings per share was positively impacted by fewer shares outstanding.
FORM 10-Q 36

PART I
Funeral Results

	Nine months ended September 30,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,743.4	$1,504.5
Less: revenue associated with acquisitions/new construction	22.6	7.5
Less: revenue associated with divestitures	1.7	5.1
Comparable(1) funeral revenue	1,719.1	1,491.9
Less: comparable recognized preneed revenue	119.4	93.2
Less: comparable general agency and other revenue	106.6	84.8
Adjusted comparable funeral revenue	$1,493.1	$1,313.9
Comparable services performed	282,147	265,123
Comparable average revenue per service(2)	$5,292	$4,956

Consolidated funeral gross profit	$464.2	$343.7
Less: gross profit associated with acquisitions/new construction	5.5	2.5
Less: gross losses associated with divestitures	(2.4)	(2.0)
Comparable(1) funeral gross profit	$461.1	$343.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending September 30, 2021.
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
Funeral Revenue
Consolidated revenue from funeral operations was $1,743.4 million for the nine months ended September 30, 2021, compared to $1,504.5 million for the same period in 2020. This $238.9 million increase is primarily attributable to the $15.1 million growth in revenue contributed by acquired and newly constructed properties and a $227.2 million increase in comparable revenue as described below partially offset by the loss of $3.4 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,719.1 million for the nine months ended September 30, 2021 compared to $1,491.9 million for the same period in 2020. This $227.2 million, or 15.2%, increase was primarily attributable to a 6.4% growth in comparable services performed compared to 2020 primarily due to COVID-19 pandemic related deaths. The growth in comparable services performed comprised a 5.7% increase in services performed by our funeral service locations and a 11.2% increase in cremations performed by our non-funeral home channel. Additionally, we experienced a $21.8 million increase in comparable general agency and other revenue and a $26.2 million increase in comparable recognized preneed revenue, as the growth resulted from higher comparable preneed funeral sales production.
Comparable average revenue per funeral service grew $336, or 6.8%, for the nine months ended September 30, 2021 compared to the same period in 2020. During the first nine months of 2020, the social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which continued to negatively impact our average revenue per funeral service in the prior year. Our total comparable cremation rate increased 40 basis points to 58.9% for the nine months ended September 30, 2021.
Funeral Gross Profit
Consolidated funeral gross profit grew $120.5 million, or 35.1%, in the first nine months of 2021 compared to 2020. This growth is primarily attributable to higher comparable funeral gross profit of $117.9 million, or 34.4%, as well as a $3.0 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit grew $117.9 million to $461.1 million and the comparable gross profit percentage increased 380 basis points to 26.8% as the growth in comparable funeral revenue more than offset higher fixed costs in the current quarter relative to the prior year as staffing and service levels normalized, driven by our customers desire for more robust remembrances and celebrations. Additionally, maintenance expenses were temporarily higher associated with various storms and hurricanes as well as catch up on deferred maintenance needs.
FORM 10-Q 37

PART I
Cemetery Results

	Nine months ended September 30,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$1,356.5	$1,036.8
Less: revenue associated with acquisitions/new construction	0.2	0.1
Less: revenue associated with divestitures	0.3	0.3
Comparable(1) cemetery revenue	$1,356.0	$1,036.4

Consolidated cemetery gross profit	$515.0	$317.8
Less: gross losses associated with acquisitions/new construction	(0.2)	(0.3)
Less: gross profit associated with divestitures	0.3	0.1
Comparable(1) cemetery gross profit	$514.9	$318.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending September 30, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations grew $319.7 million, or 30.8%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher comparable cemetery revenue. The $319.6 million, or 30.8%, increase in comparable cemetery revenue was primarily attributable to a $223.8 million increase in comparable cemetery recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well as a $77.6 million, or 27.8%, increase in comparable cemetery atneed revenue driven by both higher sales averages and contract velocity across service, merchandise and property sales. Additionally, comparable other revenue grew $18.3 million, or 23.0%, primarily from higher endowment care trust fund income due to higher capital gains and other distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $197.2 million, or 62.1%, in the nine months ended September 30, 2021 compared to the same period in 2020, which is primarily attributable to the growth in comparable cemetery gross profit of $196.9 million, or 61.9%. Comparable cemetery gross profit grew $196.9 million to $514.9 million, and the gross profit percentage increased 730 basis points to 38.0%, as the growth in comparable cemetery revenue more than offset higher fixed costs in the current quarter relative to the prior year as staffing and service levels continued to normalize driven by customer interaction and increased maintenance expenses.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $7.7 million to $102.2 million for the nine months ended September 30, 2021. This was primarily due to fewer workers compensation, general liability, and auto liability insurance claims in the current year and higher charitable contributions in the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $15.2 million net pre-tax gain on asset divestitures and impairments, net in the nine months ended September 30, 2021 compared to a $5.8 million pre-tax gain on asset divestitures in the nine months ended September 30, 2020 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada. The first nine months of 2020 also included $3.2 million in impairment charges primarily related to certain tradenames.
Other Income, Net
Other income, net increased $8.7 million to $9.2 million for the nine months ended September 30, 2021, primarily due to a cash receipt from a vendor waiver and release agreement.
Interest Expense
Interest expense decreased $15.0 million to $111.9 million for nine months ended September 30, 2021 primarily due to lower balances and interest rates on our floating rate debt along with debt refinancing activities over the last twelve months.
FORM 10-Q 38

PART I
Provision for Income Taxes
Our effective tax rate was 23.9% and 23.6% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was higher than the federal statutory tax rate of 21% primarily due to state tax expenses, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 171.1 million for the nine months ended September 30, 2021 compared to 180.5 million for the same period in 2020. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe,” “estimate,” “project,” “expect,” “anticipate,” “predict,” or other similar words that convey the uncertainty of future events or outcomes. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events, or otherwise.
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
•The financial condition of third-party life insurance companies that fund our preneed contracts may impact our future revenue.
•Unfavorable publicity could affect our reputation and business.
FORM 10-Q 39

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2021 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
40 Service Corporation International

PART I

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 41

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2021 — July 31, 2021 (1)	430,559	$55.21	426,785	$436,593,799
August 1, 2021 — August 31, 2021	845,657	$63.79	845,657	$382,652,913
September 1, 2021 — September 30, 2021	1,278,620	$62.16	1,278,620	$303,169,424
	2,554,836		2,551,062
(1) 3,774 shares were purchased in July 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
42 Service Corporation International

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

FORM 10-Q 43

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2021	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore, Vice President and Corporate Controller (Principal Accounting Officer)
44 Service Corporation International