Form 10-K
period 2021-12-31
SERVICE CORP INTERNATIONAL
filed 2022-02-15
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).	Yes	☐	No	☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $9,219,109,565 based upon a closing market price of $53.59 on June 30, 2021 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 11, 2022 was 161,507,628 (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2022 Annual Meeting of Stockholders (Part III).

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
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual that has been cremated. These products include cemetery property items that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, glass front niches, etc. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
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
General Agency (GA) Revenue — Commissions we receive from third-party life insurance companies for life insurance policies sold to preneed customers for the purpose of funding preneed funeral arrangements. The commission rate paid is determined based on the product type sold, the length of payment terms, and the health and age of the insured/annuitant.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2021, we operated 1,471 funeral service locations and 488 cemeteries (including 299 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, back office administration support, transportation, and personnel among funeral service locations in a business “cluster.” After proving the plan’s effectiveness in Houston in the early 1960s, we set out to apply this operating strategy through the acquisition of deathcare businesses in other markets over the next three decades. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies in Australia, the United Kingdom, and France, plus smaller holdings in other European countries, Asia, and South America.
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
In late 2006, having arrived at a position of financial stability and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June of 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization, now known as SCI Direct. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America. We continue to pursue strategic acquisitions and complete divestitures of non-strategic funeral homes and cemeteries.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and cemetery locations. Such combination facilities typically are more cost competitive and have higher gross margins than funeral and
FORM 10-K 5

PART I
cemetery operations that are operated separately. Combination locations also create synergies between funeral and cemetery preneed sales force personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
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
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $13.7 billion and $12.7 billion at December 31, 2021 and 2020, respectively.
The following table at December 31, 2021 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	35	13	48
Arizona	31	11	42
Arkansas	11	3	14
California	158	39	197
Colorado	29	11	40
Connecticut	22	—	22
Delaware	—	1	1
District of Columbia	1	—	1
Florida	132	61	193
Georgia	32	18	50
Hawaii	8	3	11
Idaho	1	—	1
Illinois	38	26	64
Indiana	51	14	65
Iowa	7	2	9
Kansas	8	5	13
Kentucky	11	5	16
Louisiana	29	11	40
Maine	10	—	10
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	41	—	41
Minnesota	8	2	10
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	8	2	10
6 Service Corporation International

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
Nevada	15	6	21
New Hampshire	6	—	6
New Jersey	22	—	22
New Mexico	1	—	1
New York	52	—	52
North Carolina	47	17	64
Ohio	48	15	63
Oklahoma	13	7	20
Oregon	15	4	19
Pennsylvania	24	16	40
Puerto Rico	6	9	15
Rhode Island	6	—	6
South Carolina	12	9	21
Tennessee	40	18	58
Texas	166	65	231
Utah	4	3	7
Virginia	37	24	61
Washington	34	15	49
West Virginia	7	8	15
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	36	9	45
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	42	—	42
Quebec	42	—	42
Saskatchewan	15	—	15
Total (1)	1,471	488	1,959
(1) Includes businesses held for sale at December 31, 2021.
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2021, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both finance and operating leases. At December 31, 2021, our 488 cemeteries contained a total of approximately 35,500 acres, of which approximately 66% was developed. Interment rights for approximately 2,000 acres of the developed acreage are unsold.
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
FORM 10-K 7

PART I
A map of our locations in North America is presented below:
COVID-19 Impact
During 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. The health, safety, and mental well-being of our associates continues to be a top priority throughout this COVID-19 pandemic. We provide an employee assistance program that offers free and confidential counseling by masters level counselors for our associates. We have been able to avoid layoffs, mandatory furloughs, and any widespread reductions in pay as a result of the impact of COVID-19. In 2020 and in 2021, we awarded "hero bonuses" and other bonuses to associates in recognition of their courageous efforts and dedication to serving families throughout the pandemic.
In early 2020, the rigorous restrictions placed on gatherings and mandates by state, provincial, and local governments posed a unique challenge for our locations. We quickly implemented technology solutions, including livestreaming on social media, that allowed extended family and friends to virtually participate in the ceremony alongside the immediate family. In certain instances, atneed funeral directors still have the option of using virtual meeting platforms as a tool to discuss and plan service details with client families if requested by families. Our preneed sales teams continue to overcome social distancing obstacles in certain areas of the country by leveraging virtual arrangements with customers who may prefer to purchase cemetery property and merchandise from the safety of their home or setting up outdoor canopies to discuss pre-planning from a safe distance.
By capitalizing on our physical and digital presence in our response to the COVID-19 crisis, we have been able to further leverage our scale. The accelerated use of new technology required to successfully meet customer needs during COVID-19 has provided many advantages and further differentiates us from our competitors. The utilization of technology is increasing digital sales leads to record levels and producing a more effective and efficient sales model through enhanced use of our customer relationship management platform. In addition, we experienced an improvement in our customer relationships due to a dedicated focus on service excellence and honoring the details of every life we are privileged to serve, as well as enabling a seamless interaction with families through a best-in-class website experience. Our continued focus on service excellence during these trying times has been recognized by families who continue to share their positive experiences publicly through online customer satisfaction ratings and reviews. Our average customer satisfaction ratings continue to remain high through various social media platforms and directly reflect the efforts of our front-line heroes, who consistently go above and beyond for the families we serve.
In 2021, we continued to experience the impact of COVID-19 variants. However, we have seen community restrictions lifted and vaccine distribution more widespread. As restrictions have lifted, we have seen an increase in the number of families who desire memorial services which has driven significant growth in our preneed sales as well as positively affected our average revenue per funeral service. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
8 Service Corporation International

PART I
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
Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations, however, our fundamental strategy has not changed. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space and are poised to benefit from the aging of the North American population. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we anticipate the impact will be the same for our industry. We have already begun to see the impact of the Baby Boomers through the growth in our preneed cemetery sales production. We expect to see a similar impact on our preneed funeral results and ultimately our atneed results as these preneed contracts mature. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
The following strategies remain the core of our foundation: 1) grow revenue, 2) leverage our unparalleled scale, and 3) deploy capital. While these strategies remain unchanged, a shift to increased utilization of technology during the COVID-19 pandemic has influenced how we serve our customers and how we invest our capital.
Grow Revenue
We plan to grow revenue by remaining relevant to our customers as their preferences evolve through a combination of price, product, and service differentiation strategies. We also expect that continued growth in our preneed sales will drive future revenue expansion.
Remaining Relevant to the Customer
Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether choosing burial or cremation, the Baby Boomers are redefining the traditional funeral by transitioning away from solemnly mourning a death to a personalized celebration of life ceremony. In certain markets, we are responding to this trend by spending capital to repurpose traditional casket selection rooms to event rooms that can accommodate a celebration. We are offering a customer friendly digital presentation of options that allow the customer to choose merchandise and services including unique celebration, catering, and celebrant services.
In our funeral business, we focus on memorialization merchandise and services that are meaningful to both our burial and cremation customers. The growing trend of cremation requires more flexibility in providing products and services. We have developed cremation service packages, which may or may not include a celebratory memorialization.
In our cemetery business, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer many unique choices. From high-end family estates, which capture incredible views, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery merchandise and services, we have developed innovative products such as recurring floral placements, customized cemetery property offerings, and specialized graveside service options. We continue to embrace cremation opportunities for customers
FORM 10-K 9

PART I
in our cemetery segment by offering an increased variety of cremation property options, including glass-front niches and scattering gardens.
As we evolve to meet ever-changing customer preferences, we will continue catering to the religious, ethnic, and cultural traditions important to many of our customers. Throughout the COVID-19 pandemic, we have remained flexible to meet the varying needs of customers. This flexibility has demonstrated our resolve to remain relevant to changing customer preferences.
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been impacting our cemetery preneed sales for several years and are beginning to positively impact the growth of our preneed funeral sales programs. Our sales organization is supported by a highly trained sales force of approximately 3,750 counselors, who provide customers informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, driving future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. In 2019, we adopted a more sophisticated and targeted direct mail approach and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. We saw significant growth in our digital lead channels throughout 2020 and 2021 due to our efforts to increase our digital presence and also from the impact of the COVID-19 pandemic.
Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we leverage our scale by developing our sales organization and optimizing the use of our network using technology which benefits our preneed backlog. Our scale enables cost efficiencies through purchasing power and utilizing economies of scale through our supply chain channel. During the COVID-19 pandemic, we have been able to continue to operate without any major disruptions to our business, which highlights the strength of our scale.
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow up campaigns. We continue to diversify our sales force to understand and cater to the religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in a manner that our competitors cannot replicate. During 2020 and 2021, we were able to train and quickly develop our sales organization to be able to efficiently complete digital sales with the use of various online tools.
Optimizing Our Network and Deploying Customer-Facing Technology
We continue driving operating discipline and leveraging our scale through standardizing processes and capitalizing on new technologies to improve the customer experience. Our advancements in technology are changing the way we present our product and service offerings to customers. Our atneed point of sale system, HMIS+, uses a digital platform enabled with high resolution video and photographs to create a seamless presentation of our products and service offerings. Our mobile preneed sales system, Beacon, provides customers with a full digital presentation experience in their home or other place of their choosing.
In 2018, we completed a redesign of our Dignity Memorial® location websites. Featuring a modern and user-friendly design, these location-specific websites are designed for mobile use and optimized for better search engine ranking. In addition to the contemporary and sophisticated design, client families now enjoy new features such as a streamlined obituary completion process, social media sharing capabilities, and the ability to create and share personalized content in memory of their loved one. As result of these efforts, the number of visits to our websites grew significantly.
During 2019, we took significant steps improving the quality of customer feedback and elevating our online reputation. We engaged a third party to increase the response rate from customers for online reviews which has resulted in a significant increase in the number of reviews over the past two years. Online reviews provide visibility of customer engagement down to the location level and shorten our response time in addressing customer concerns. We collaborated with a leading technology partner to deliver the J.D. Power surveys digitally, which has increased the quality of customer feedback and reduced the time it takes to receive customer feedback. We have established a social media presence for a number of our funeral and cemetery businesses, including the ability to livestream services at many of our locations. These digital efforts resulted in favorable customer satisfaction ratings and increased digital sales leads over the last several years.
Although 2020 and 2021 were difficult in many unexpected ways, we learned valuable lessons around our ability to quickly deploy customer-facing technology. Our associates and client families embraced an increasingly digital world and we utilized various online tools to complete sales and meet families while social distancing during the COVID-19 pandemic. We are
10 Service Corporation International

PART I
encouraged by the increased digitization and we are making great strides with internal projects leveraging technology and simplifying nearly every facet of service delivery.
Growing Our Preneed Backlog
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us the opportunity to grow future revenue in a more stable and efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also results in our ability to grow our preneed backlog in a cash flow neutral manner. Additionally, we are experiencing contracts coming out of the backlog today with growth rates that are superior to the comparable growth in atneed pricing due to higher market performance.
Deploy Capital
We maximize capital deployment opportunities in a disciplined and balanced manner to the highest relative return. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to opportunistically grow our business and enhance shareholder value, even during the COVID-19 pandemic. Typically our highest relative return opportunities come from acquisitions and funeral service and cemetery new builds. During 2020 and 2021, we were able to weather the uncertainty created by the COVID-19 pandemic and strategically deploy capital to the highest relative return opportunities.
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can achieve additional economies of scale. Over the last several years, we have increased our growth capital spend on new funeral service locations, enlarging our footprint into new communities as well as expanding existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. Additionally, we acquire land that will be developed for future cemetery use in some of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come. We were able to invest $121.4 million in acquiring 30 funeral homes and 2 cemeteries in 2021.
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
Return Excess Cash to Shareholders
Absent any strategic acquisition or new build opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.23 per common share at the end of 2021. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business.
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

FORM 10-K 11

PART I
Human Capital Management
At December 31, 2021, we employed 17,022 full-time individuals and 7,636 part-time individuals. Of the full-time associates, 14,663 were employed in the funeral and cemetery operations and 2,359 were employed in corporate or other overhead areas of our business. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary surveys ensuring we are meeting the needs and expectations of our large and diverse workforce.
Associate Benefits
All eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2021 and 2020, there were 9,685 and 9,620 associates, respectively, who had elected to participate in our group health insurance plans.
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
We understand the importance of work-life balance and provide other benefits such as baby bonding time, paid time off for various reasons, and financial planning support for our associates. Additionally, we offer an employee assistance program that offers free and confidential counseling by masters level counselors for associates who may be facing challenges outside of the workplace.
Inclusion and Diversity
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. Our Inclusion and Diversity (I&D) Committee, which is a cross-functional team of associates, has been key to the development of programs such as our Women’s Leadership Conference and Associate Resource Communities (ARCs). The ARCs allow colleagues with similar backgrounds or interests to connect for networking, provide opportunities for growth, and support the communities and customers we serve. Our leadership team is committed to advancing inclusion and diversity within the workplace. By embracing the many backgrounds and perspectives that make each of us so unique, we are able to remain relevant to the diverse families we serve. We recently added an I&D senior management position to support the Company's belief that diversity of talent and people is a key driver of better business outcomes.
Training and Development
We provide opportunities for career growth and supporting the personal and professional goals of our associates is a priority for us. In addition to development programs and a robust online training portal offering more than 2,500 courses, associates can participate in mentoring programs and take advantage of discounts and tuition reimbursement through our many university partnerships. We are also proud to offer scholarship and apprentice programs to those interested in joining our profession.

12 Service Corporation International

PART I
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
Executive Officers of the Company
The following table as of February 15, 2022, sets forth, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	56	Chairman of the Board, Chief Executive Officer and President	1999
Sumner J. Waring, III	53	Senior Vice President, Chief Operating Officer	2002
Eric D. Tanzberger	53	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	66	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	60	Senior Vice President, Operations Services	2004
John H. Faulk	46	Senior Vice President, Revenue and Business Development	2010
Steven A. Tidwell	60	Senior Vice President, Sales and Marketing	2010
Tammy R. Moore	54	Vice President and Corporate Controller	2010
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016, appointed Chief Executive Officer in February 2005, and President in 2019. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the University of Texas McCombs Business School Advisory Council and is a senior member of the University of Texas MD Anderson Cancer Center Board of Visitors.
Mr. Waring, Senior Vice President and Chief Operating Officer, is responsible for North American Operations. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006. In May 2015, Mr. Waring's responsibilities were expanded to include all operations in North America. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's degree in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Greater Houston Partnership.
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. Before joining SCI, Mr. Tanzberger began his financial career at Coopers and Lybrand LLP. Mr. Tanzberger holds a Bachelor of Business Administration degree from the University of Notre
FORM 10-K 13

PART I
Dame. Mr. Tanzberger is currently a member of the Board of Directors and Chair of the Audit Committee of Sanara MedTech Inc. (NASDAQ: SMTI). He is also a current member of the Executive Committee and the Audit Committee Chair of the United Way of Greater Houston. Mr. Tanzberger is a former member of the Board of Trustees of Junior Achievement of Southeast Texas and the National Funeral Directors Association Funeral Service Foundation.
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
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including information technology, supply chain, and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves as Chair of the Board of Directors of Genesys Works.
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
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral and cemetery profession for over thirty-seven years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership. Mr. Tidwell has served for over three years as the Chairman of the Board of Regents of Commonwealth Institute of Funeral Service.
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees trust accounting and compliance, general accounting, internal and external reporting, customer service, and strategic planning and analysis. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio. Since 2019, Mrs. Moore has served on the Board of Regents of Commonwealth Institute of Funeral Service.
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
14 Service Corporation International

PART I
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2021	2020	2019
Preneed funeral merchandise and service trust funds	14.2%	16.5%	20.0%
Preneed cemetery merchandise and service trust funds	15.3%	16.7%	20.5%
Cemetery perpetual care trust funds	13.7%	13.4%	17.0%
Combined trust funds	14.4%	15.6%	19.2%
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
If the investments in our trust funds experience significant declines in 2022 or subsequent years or in a high inflation environment, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining our cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2021, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2021, we had unrealized losses of $12.7 million in the various trusts within these states.
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
Our results may be adversely affected by significant weather events, natural disasters, catastrophic events or public health crises.
Three of our largest states by total revenue are California, Texas and Florida, areas where natural disasters are more prevalent. Significant weather events in these states or other key areas where our operations are concentrated, natural or other disasters, and unforeseen public health crises, such as pandemics and epidemics (including the ongoing COVID-19 pandemic), could disrupt our business through injury or illness to our associates or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, or disrupt the delivery of goods or services by one
FORM 10-K 15

PART I
or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $135.7 million into state-mandated trust accounts as of December 31, 2021. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
Increasing death benefits related to preneed contracts funded through life insurance or annuity contracts may not cover future increases in the cost of providing a price-guaranteed service.
We sell price-guaranteed preneed contracts through various programs providing for future services at prices prevailing when the agreements are signed. For preneed contracts funded through life insurance or annuity contracts, we receive in cash a general agency commission from a third-party insurance company that typically averages approximately 25% of the total sale. Additionally, we receive an increasing death benefit associated with the contract of approximately 1% per year in cash at the time the service is performed. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed service and merchandise, and any such excess cost could be materially adverse to our financial condition, results of operations, and cash flows.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $330.9 million as of December 31, 2021, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
In the ordinary course of our business, we and our vendors receive and retain certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors, and there is an expectation that we will adequately protect that information. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. New laws and regulations governing data privacy, security, cybersecurity, and the unauthorized disclosure of confidential information, including recent legislation in California, other states, and Canadian provinces, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss, or fraudulent use of the personally identifiable information we maintain or failure of our vendors to use or maintain such data in accordance with contractual provisions could result in significant costs, fines, and litigation. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2021, 59.3% of the comparable services we performed were cremation cases compared to 58.6% and 57.3% performed in 2020 and 2019, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
Our funeral and cemetery businesses are high fixed-cost businesses.
The majority of our operations are managed in groups we call “markets”. Markets are geographical groups of funeral service locations and cemeteries that share common resources such as operating personnel, preparation services, clerical staff, motor vehicles, and preneed sales personnel. We must incur many of these costs, which may be impacted by many factors, including inflation, regardless of the number of services or interments performed. Because we cannot immediately decrease these costs when we experience lower sales volumes, a sales decline may cause our margin percentages to decline at a greater rate than the decline in revenue.
Risks associated with our supply chain could materially adversely affect our financial performance.
We are dependent on our supply chain to supply merchandise to our funeral home and cemetery locations. If our fulfillment network does not operate properly, if a supplier fails to deliver on its commitments, or if delivery networks have difficulty providing capacity to meet demands for their services, we could experience merchandise delivery delays or increased delivery costs, which could lead to lost sales and decreased customer confidence, and adversely affect our results of operations. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, due to inflation or other matters, could adversely affect our results of operations.
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
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.
FORM 10-K 21

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2021, there were 3,321 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2021, we had 163,114,202 shares outstanding, net of 3,707,300 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
Stock Performance Graph. The following graph assumes the total return on $100 invested on December 31, 2016, in SCI Common Stock, the S&P 500 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., and Park Lawn Corporation. Total return data assumes reinvestment of dividends.
Total Stockholder Return
Indexed Returns
For equity compensation plan information, see Part III of this Form 10-K.

22 Service Corporation International

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3)
October 1, 2021 — October 31, 2021 (1)	1,309,974	$62.17	1,300,495	$222,324,123
November 1, 2021 — November 30, 2021 (2)	944,739	$67.88	937,161	559,605,580
December 1, 2021 — December 31, 2021	944,501	$68.43	944,501	494,970,777
	3,199,214		3,182,157
(1) 9,479 shares purchased in October 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 7,578 shares purchased in November 2021 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(3) On November 10, 2021 we announced that our Board of Directors increased our share repurchase authorization to $600.0 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2021, we operated 1,471 funeral service locations and 488 cemeteries (including 299 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our Dignity Memorial® brand serves over 500,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.7 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2021. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use. We have adequate liquidity and a favorable debt maturity profile, which allow us to return capital to shareholders.
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
In 2021, we continued to experience the impact of COVID-19 variants. However, we have seen community restrictions lifted and vaccine distribution more widespread. As restrictions have lifted, we have seen an increase in the number of families who
FORM 10-K 23

PART II
desire memorial services which has driven significant growth in our preneed sales as well as positively affected our average revenue per funeral service. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2019, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2020, filed with the Securities and Exchange Commission on February 16, 2021.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $920.6 million in 2021. In addition, as of December 31, 2021, we have $811.0 million in borrowing capacity under our Bank Credit Facility. As of December 31, 2021, we had $65.0 million in current maturities of long-term debt, which primarily consist of the current amounts due on our term loan and finance leases.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2021, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2021 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.56
Interest coverage ratio	3.00 (Min)	10.12
We target a leverage ratio of 3.5- 4.0x, however increased earnings over the last two years have resulted in a ratio much lower than our target. We expect leverage to naturally increase in future quarters as we expect earnings to be less impacted by the COVID-19 pandemic. We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital deployment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for scale. We were able to invest $121.4 million in acquiring 30 funeral homes and 2 cemeteries during 2021.
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
Return Excess Cash to Shareholders. Absent strategic acquisition or new opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.23 per common share at the end of 2021. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $920.6 million and $804.4 million for the years ended December 31, 2021, and 2020, respectively. Excluding an $8.3 million cash receipt from a vendor waiver and release agreement in the current period, cash flow from operations increased $107.9 million for 2021 versus 2020. The 2021 increase over 2020 comprises:
24 Service Corporation International

PART II
•a $600.7 million increase in cash receipts from customers,
•a $24.2 million increase in General Agency (GA) and other receipts, and
•a $10.4 million decrease in cash interest payments primarily due to reductions in our long-term debt; partially offset by
•a $235.3 million increase in employee compensation payments,
•a $132.7 million increase in cash tax payments,
•a $120.2 million increase in vendor and other payments, and
•a $39.2 million increase in net trust deposits.
Investing Activities
Cash flows from investing activities used $414.9 million, and $318.4 million, in 2021, and 2020, respectively. The $96.5 million increased outflow from 2021 over 2020 is primarily due to the following:
•a $81.4 million increase in capital expenditures,
•a $57.2 million increase in cash spent on business acquisitions,
•a $2.1 million increase in payments for Company-owned life insurance policies, net of proceeds; partially offset by
•a $25.5 million decrease in cash spent on real estate acquisitions, and
•a $18.7 million increase in cash received from divestitures and asset sales.
Financing Activities
Financing activities used $465.6 million in 2021 compared to using $492.8 million in 2020. The $27.2 million decreased outflow from 2021 over 2020 is primarily due to:
•a $70.2 million decrease in debt payments, net of proceeds, and
•a $12.6 million increase in proceeds from exercises of stock options; partially offset by
•a $37.4 million increase in the purchase of Company common stock,
•a $9.5 million increase in payments of dividends, and
•a $8.7 million change in bank overdrafts and other.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Debt & Finance Leases
As of December 31, 2021, we had $4.0 billion in aggregate principal outstanding on our notes, term loan, Bank Credit Facility, finance leases, mortgages, and other debt (collectively "debt and finance leases"), of which $65.0 million is payable in the next twelve months. The aggregate principal excludes $45.1 million in unamortized non-cash debt issuance costs and original issuance discounts and premiums. Future interest payments associated with the debt and finance leases total $1,079.3 million, of which $148.5 million is payable in the next twelve months. For further information on our debt and finance leases see Note 6 and Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
Operating Leases
We have operating lease agreements for funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. As of December 31, 2021, we had fixed lease payment obligations of $73.9 million, of which $10.1 million is payable in the next twelve months. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
Benefit Obligations
As of December 31, 2021, we have several frozen benefit plans with an aggregate benefit obligation of $17.8 million, of which we expect to pay $2.4 million in the next twelve months. See Note 12 in Part II, Item 8. Financial Statements and Supplementary Data for discussion of our pension plans.
Purchase Commitment
We have entered into a purchase commitment for certain merchandise for resale. The agreement is through 2025 and includes annual minimum volume purchase commitments. As of December 31, 2021, the undiscounted purchase commitment was $29.1 million, of which $9.1 million is committed to be purchased in the next twelve months.
FORM 10-K 25

PART II
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

	Years Ended December 31,
	2021	2020
	(In millions)
Preneed funeral	$89.2	$94.4
Preneed cemetery:
Merchandise and services	147.0	149.4
Pre-construction	24.8	24.2
Bonds supporting preneed funeral and cemetery obligations	261.0	268.0
Bonds supporting preneed business permits	7.0	5.5
Other bonds	20.4	20.7
Total surety bonds outstanding	$288.4	$294.2
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
26 Service Corporation International

PART II
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$636.9	$501.3
Sales production (number of contracts) (1)	107,191	89,080
General agency revenue	$157.4	$124.5
Maturities	$392.9	$385.2
Maturities (number of contracts)	65,812	66,362
(1)    Amounts are not included in our Consolidated Balance Sheet.
Trust-Funded Preneed Contracts
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$451.0	$357.3
Sales production (number of contracts)	116,654	94,059
Maturities	$352.4	$313.4
Maturities (number of contracts)	83,846	80,962
Cemetery:
Sales production:
Preneed	$1,337.2	$1,045.5
Atneed	494.0	400.9
Total sales production	$1,831.2	$1,446.4
Sales production deferred to backlog:
Preneed	$575.8	$481.3
Atneed	338.3	281.0
Total sales production deferred to backlog	$914.1	$762.3
Revenue recognized from backlog:
Preneed	$348.2	$334.5
Atneed	317.7	267.4
Total revenue recognized from backlog	$665.9	$601.9
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2021 and 2020. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2021 and 2020. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
FORM 10-K 27

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

	December 31, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.53	$1.53	$1.49	$1.49
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.72	0.72	0.64	0.64
Deferred receipts held in trust	4.77	3.93	4.27	3.66
Allowance for cancellation on trust investments	(0.33)	(0.27)	(0.29)	(0.25)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.69	5.91	6.11	5.54
Backlog of insurance-funded revenue (1)	6.97	6.97	6.58	6.58
Total backlog of deferred revenue	$13.66	$12.88	$12.69	$12.12

Preneed receivables, net and trust investments	$6.02	$5.18	$5.35	$4.73
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.71	0.71	0.64	0.64
Allowance for cancellation on trust investments	(0.33)	(0.27)	(0.29)	(0.25)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.40	5.62	5.70	5.12
Insurance policies associated with insurance-funded deferred revenue (1)	6.97	6.97	6.58	6.58
Total assets associated with backlog of preneed revenue	$13.37	$12.59	$12.28	$11.70
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of December 31, 2021, the difference between the backlog and asset market amounts represents $0.20 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.17 billion collected from customers that were not required to be deposited into trusts, and $0.17 billion in allowable cash distributions from trust assets partially offset by $1.25 billion in amounts due on delivered property and merchandise. As of December 31, 2021, the fair value of the total backlog comprised $3.93 billion related to cemetery contracts and $9.73 billion related to funeral contracts. As of December 31, 2021, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.84 billion related to cemetery contracts and $2.56 billion related to funeral contracts.
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
28 Service Corporation International

PART II
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
Where total return distributions are allowed by state and provincial regulations, the cemetery perpetual care trusts’ primary investment objectives are growth-oriented to provide for a fixed distribution rate from the trusts’ assets, similar to university endowments. Where such distributions are limited to ordinary income, the cemetery perpetual care trusts’ investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. Both types of distributions are used to provide for the current and future maintenance and beautification of the cemetery properties.
As of December 31, 2021, approximately 94% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2021, the largest single equity position represented less than 1% of the total securities portfolio.
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
FORM 10-K 29

PART II
Trust Performance
During the year ended December 31, 2021, the Standard and Poor’s 500 Index increased 28.7% and the Barclay’s Aggregate Index decreased 1.5%. This compares to the SCI trusts that increased 14.4% during the same year-end period, which have a diversified allocation of approximately 59% equities, 28% fixed income securities, 8% alternative and other investments with the remaining 5% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $179.7 million, $129.1 million, and $119.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $96.1 million, $77.8 million, and $77.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2021 and 2020
Management Summary
In 2021, we reported consolidated net income attributable to common stockholders of $802.9 million ($4.72 per diluted share) compared to net income attributable to common stockholders in 2020 of $515.9 million ($2.88 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2021	2020
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$25.2	$7.0
Pre-tax losses on early extinguishment of debt, net	$(5.2)	$(18.4)
Pre-tax income from vendor waiver and release agreement cash receipts	$8.3	$—
Tax effect from significant items	$(7.3)	$2.6
Change in uncertain tax reserves and other(1)	$4.0	$3.0
(1)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the increase over the prior year can be attributed to higher funeral and cemetery gross profit and lower interest expense, which was partially offset by higher income taxes on higher earnings.
30 Service Corporation International

PART II
Funeral Results

	Years Ended December 31,
	2021	2020
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,343.2	$2,052.3
Less: revenue associated with acquisitions/new construction	34.1	13.1
Less: revenue associated with divestitures	2.2	6.8
Comparable(1) funeral revenue	2,306.9	2,032.4
Less: comparable recognized preneed revenue	158.1	124.5
Less: comparable general agency and other revenue	140.1	111.7
Adjusted comparable funeral revenue	$2,008.7	$1,796.2
Comparable services performed	376,368	360,457
Comparable average revenue per service(2)	$5,337	$4,983

Consolidated funeral gross profit	625.6	494.6
Less: gross profit associated with acquisitions/new construction	8.1	5.0
Less: gross losses associated with divestitures	(2.6)	(2.7)
Comparable(1) funeral gross profit	$620.1	$492.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2020 and ending December 31, 2021.
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
Funeral Revenue
Consolidated revenue from funeral operations was $2,343.2 million for the year ended December 31, 2021, compared to $2,052.3 million for the same period in 2020. This $290.9 million, or 14.2%, increase in revenue is primarily attributable to a $21.0 million increase in revenue contributed from acquired and newly constructed properties and a $274.5 million, or 13.5%, increase in comparable funeral revenue as described below. These increases were partially offset by the loss of $4.6 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $2,306.9 million for the year ended December 31, 2021 compared to $2,032.4 million for the same period in 2020. This $274.5 million increase was primarily attributable to a 4.4% increase in funeral services performed compared to 2020 primarily due to COVID-19 pandemic-related deaths. The increase in funeral services performed comprised a 3.8% increase in funeral services performed by our funeral service locations and an 8.4% increase in cremations performed by our non-funeral home channel. Additionally, we experienced a $28.4 million increase in comparable general agency and other revenue and a $33.6 million increase in comparable recognized preneed revenue, as a result of higher comparable preneed funeral sales production.
Average revenue per funeral service increased 7.1% for the year ended December 31, 2021 compared to the same period in 2020. In 2020, the social distancing effects from the pandemic resulted in fewer and smaller memorial funeral services, which negatively impacted our average revenue per funeral service in the prior year. Our total comparable cremation rate increased 70 basis points to 59.3% primarily as a result of an increase in cremations with service.
Funeral Gross Profit
Consolidated funeral gross profit increased $131.0 million, or 26.5%, in 2021 compared to 2020. This increase is primarily attributable to a $3.1 million increase in gross profit contributed from acquired and newly constructed properties and an increase in comparable funeral gross profit of $127.8 million, or 26.0%. The comparable funeral gross profit percentage increased 270 basis points to 26.9% as the growth in comparable funeral revenue more than offset higher fixed costs in the current year relative to the prior year as staffing and service levels normalized, driven by our customers desire for more robust remembrances and celebrations as social distancing measures alleviated. Additionally, maintenance expenses were temporarily higher associated with various storms and hurricanes as well as catch up on deferred maintenance needs from 2020.

FORM 10-K 31

PART II
Cemetery Results

	Years Ended December 31,
	2021	2020
	(In millions)
Consolidated cemetery revenue	$1,800.0	$1,459.2
Less: revenue associated with acquisitions/new construction	0.4	0.2
Less: revenue associated with divestitures	0.3	0.3
Comparable(1) cemetery revenue	$1,799.3	$1,458.7

Consolidated cemetery gross profit	$678.0	$482.2
Less: gross (loss) profit associated with acquisitions/new construction	(0.2)	(0.3)
Less: gross profit associated with divestitures	0.2	—
Comparable(1) cemetery gross profit	$678.0	$482.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2020 and ending December 31, 2021.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $340.8 million, or 23.4%, in 2021 compared to 2020 primarily due to an increase in comparable cemetery revenue of $340.6 million, or 23.3%. The increase in comparable cemetery revenue was primarily attributable to a $231.5 million, or 24.2%, increase in recognized preneed revenue as a result of strong comparable preneed cemetery property sales production for the period as well as a $91.1 million, or 23.5%, increase in comparable cemetery atneed revenue driven by both higher sales averages and contract velocity across service, merchandise, and property sales. Additionally, comparable other revenue grew $18.1 million, or 15.9%, primarily from higher endowment care trust fund income due to higher capital gains and other distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $195.8 million, or 40.6%, in 2021 compared to 2020 primarily attributable to the increase in comparable cemetery gross profit of $195.5 million, or 40.5%. Comparable cemetery gross profit increased 460 basis points to 37.7% as the growth in comparable cemetery revenue more than offset higher fixed costs in the current year relative to the prior year as staffing and service levels continued to normalize driven by customer interaction and increased maintenance expenses.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $3.0 million to $138.1 million in 2021 compared to $141.1 million in 2020. This decrease was primarily due to fewer workers compensation, general liability, and auto liability insurance claims in the current year and higher charitable contributions in the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $25.2 million and a $7.0 million net pre-tax gain on asset divestitures and impairments in 2021 and 2020, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada partially offset by impairment losses.
Interest Expense
Interest expense decreased $12.5 million to $150.6 million in 2021 compared to $163.1 million in 2020 primarily due to lower balances and interest rates on our floating rate debt along with debt refinancing activities over the last twelve months.
Other Income, Net
Other income, net increased $9.9 million to $10.7 million in 2021 primarily due to a $8.3 million cash receipt from a vendor waiver and release agreement.
Losses on Early Extinguishment of Debt, Net
During 2021, we made aggregate debt payments of $736.0 million for scheduled and early extinguishment payments. During 2020, we made aggregate debt payments of $1,406.4 million for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of pre-tax losses of $5.2 million and $18.4 million in 2021 and 2020, respectively, recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
32 Service Corporation International

PART II
Provision for Income Taxes
The 2021 consolidated effective tax rate was 23.2%, compared to 22.0% in 2020. The effective tax rate for the year ended December 31, 2021 was higher than the federal statutory tax rate of 21% primarily due to state income taxes partially offset by tax benefits from share-based compensation.
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
Our goodwill impairment test involves certain estimates and management judgment. We perform our goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each
FORM 10-K 33

PART II
reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Certain securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts have been classified as Level 3 of the hierarchy due to the significant management judgment required because of the absence of quoted market prices, inherent lack of liquidity, or the long-term nature of the securities. For more information related to our fair value measurements, see Notes 2, 3, and 7 in Part II, Item 8. Financial Statements and Supplementary Data.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (GAAP) requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date. Actual results could differ from such estimates due to uncertainties associated with the methods and assumptions underlying our critical accounting measurements. Critical estimates used by management include:
Reserves and Allowances
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

34 Service Corporation International

PART II
Valuation of Trust Investments
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
Legal Liability Reserves
Contingent liabilities, principally for legal matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and a range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As disclosed in Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, our legal exposures and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.
Income Taxes
We compute income taxes using the liability method. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. We have established a valuation allowance against a portion of our deferred tax assets in certain jurisdictions, and we could be required to further adjust that valuation allowance in the near term if market conditions change materially and future earnings are, or are projected to be, significantly different than our current estimates. An increase in the valuation allowance would result in additional income tax expense in such period.
As of December 31, 2021, foreign withholding taxes have not been provided on the estimated $339.9 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $16.4 million.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitation have expired for all tax years prior to 2018, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2020. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves. As of December 31, 2021, insurance loss reserves were $94.3 million.
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
Cost and market values as of December 31, 2021 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2021 and 2020, approximately 79% and 66%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 3.70% and 3.62%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $1.1 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2021 and 2020, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our net income on an annual basis by $5.7 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. Approximately 5% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar at December 31, 2020. We do not have an investment in foreign operations considered to be in highly inflationary economies.
36 Service Corporation International

PART II
Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.
FORM 10-K 37

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
38 Service Corporation International

PART II
financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.9 billion as of December 31, 2021, and the goodwill associated with the funeral reporting unit was $1.6 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the funeral reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit under the income approach. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s cash flow projections and significant assumptions related to revenue growth rates (over a seven year period (“discrete years”) and terminal year) and ratio of expenses to revenue. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment of the funeral reporting unit, including controls over the valuation assertion. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates (discrete years and terminal year) and ratio of expenses to revenue. Evaluating management’s assumptions related to the revenue growth rates (discrete years and terminal year) and the ratio of expenses to revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with forecasts per industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and the terminal year revenue growth rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 15, 2022
We have served as the Company’s auditor since 1993.
FORM 10-K 39

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$2,139,795	$1,772,778	$1,610,158
Service revenue	1,730,860	1,513,420	1,379,001
Other revenue	272,488	225,311	241,626
Total revenue	4,143,143	3,511,509	3,230,785
Costs of revenue
Cost of property and merchandise	(1,007,261)	(867,215)	(829,158)
Cost of service	(833,183)	(749,695)	(769,119)
Overhead and other expenses	(999,085)	(917,772)	(871,928)
Costs of revenue	(2,839,529)	(2,534,682)	(2,470,205)
Gross profit	1,303,614	976,827	760,580
Corporate general and administrative expenses	(138,107)	(141,066)	(126,886)
Gains on divestitures and impairment charges, net	25,169	7,009	32,919
Operating income	1,190,676	842,770	666,613
Interest expense	(150,610)	(163,063)	(185,843)
Losses on early extinguishment of debt, net	(5,226)	(18,428)	(16,637)
Other income, net	10,660	781	299
Income before income taxes	1,045,500	662,060	464,432
Provision for income taxes	(242,248)	(145,923)	(94,661)
Net income	803,252	516,137	369,771
Net income attributable to noncontrolling interests	(313)	(230)	(175)
Net income attributable to common stockholders	$802,939	$515,907	$369,596
Basic earnings per share:
Net income attributable to common stockholders	$4.79	$2.92	$2.03
Basic weighted average number of shares	167,542	176,709	182,246
Diluted earnings per share:
Net income attributable to common stockholders	$4.72	$2.88	$1.99
Diluted weighted average number of shares	170,114	178,990	185,523
(See notes to consolidated financial statements)
40 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$803,252	$516,137	$369,771
Other comprehensive income:
Foreign currency translation adjustments	846	9,507	16,470
Total comprehensive income	804,098	525,644	386,241
Total comprehensive income attributable to noncontrolling interests	(311)	(235)	(176)
Total comprehensive income attributable to common stockholders	$803,787	$525,409	$386,065
(See notes to consolidated financial statements)
FORM 10-K 41

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2021	2020
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$268,626	$230,857
Receivables, net of reserves of $6,338 and $6,031, respectively	106,051	92,939
Inventories	25,935	23,929
Other	40,448	28,427
Total current assets	441,060	376,152
Preneed receivables, net of reserves of $20,727 and $19,204, respectively and trust investments	6,015,323	5,345,720
Cemetery property	1,900,844	1,879,340
Property and equipment, net	2,252,158	2,133,664
Goodwill	1,915,082	1,880,007
Deferred charges and other assets, net of reserves of $4,577 and $6,902, respectively	1,169,813	1,080,053
Cemetery perpetual care trust investments	1,996,898	1,820,489
Total assets	$15,691,178	$14,515,425

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$659,494	$575,948
Current maturities of long-term debt	65,016	228,352
Income taxes payable	3,751	11,634
Total current liabilities	728,261	815,934
Long-term debt	3,901,304	3,514,182
Deferred revenue, net	1,532,749	1,488,909
Deferred tax liability	437,902	437,308
Other liabilities	438,903	420,039
Deferred receipts held in trust	4,766,492	4,272,382
Care trusts’ corpus	1,976,118	1,814,050
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 166,821,502 and 174,792,272 shares issued, respectively, and 163,114,202 and 170,717,236 shares outstanding, respectively	163,114	170,717
Capital in excess of par value	979,096	981,934
Retained earnings	727,021	560,731
Accumulated other comprehensive income	40,214	39,366
Total common stockholders’ equity	1,909,445	1,752,748
Noncontrolling interests	4	(127)
Total equity	1,909,449	1,752,621
Total liabilities and equity	$15,691,178	$14,515,425
(See notes to consolidated financial statements)
42 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2021	2020	2019
		(In thousands)
Cash flows from operating activities:
Net income	$803,252	$516,137	$369,771
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	5,226	18,428	16,637
Depreciation and amortization	159,306	155,299	151,000
Amortization of intangibles	20,002	22,444	25,649
Amortization of cemetery property	98,162	80,403	70,330
Amortization of loan costs	6,367	5,483	5,681
Provision for expected credit losses	11,362	13,558	9,146
(Benefit from) provision for deferred income taxes	(5,837)	7,884	23,030
Gains on divestitures and impairment charges, net	(25,169)	(7,009)	(32,919)
Share-based compensation	14,168	14,103	15,029
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in receivables	(20,215)	(14,518)	(12,711)
Increase in other assets	(54,883)	(35,739)	(23,018)
Increase in payables and other liabilities	53,747	122,478	1,788
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(308,061)	(158,797)	(16,144)
Increase in deferred revenue, net	119,730	61,807	67,792
Increase (decrease) in deferred receipts held in trust	43,451	2,390	(42,306)
Net cash provided by operating activities	920,608	804,351	628,755
Cash flows from investing activities:
Capital expenditures	(303,660)	(222,211)	(239,957)
Business acquisitions, net of cash acquired	(121,382)	(64,164)	(55,644)
Real estate acquisitions	(26,604)	(52,079)	(51,373)
Proceeds from divestitures and sales of property and equipment	40,696	21,916	77,074
Payments for Company-owned life insurance policies	(3,982)	(5,352)	(9,026)
Proceeds from Company-owned life insurance policies and other	—	3,519	415
Net cash used in investing activities	(414,932)	(318,371)	(278,511)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	975,000	1,585,000	1,149,263
Debt issuance costs	(13,640)	(14,503)	(15,539)
Scheduled payments of debt	(36,158)	(34,489)	(25,471)
Early payments of debt	(699,837)	(1,371,856)	(1,164,978)
Principal payments on finance leases	(34,617)	(43,598)	(42,627)
Proceeds from exercise of stock options	39,354	26,671	40,922
Purchase of Company common stock	(554,313)	(516,870)	(129,589)
Payments of dividends	(146,919)	(137,392)	(131,402)
Bank overdrafts and other	5,510	14,259	328
Net cash used in financing activities	(465,620)	(492,778)	(319,093)
Effect of foreign currency	(111)	2,788	3,885
Net increase (decrease) in cash, cash equivalents, and restricted cash	39,945	(4,010)	35,036
Cash, cash equivalents, and restricted cash at beginning of period	238,610	242,620	207,584
Cash, cash equivalents, and restricted cash at end of period	$278,555	$238,610	$242,620
(See notes to consolidated financial statements)
FORM 10-K 43

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2018	184,721	(3,250)	972,710	474,327	13,395	(88)	1,641,815
Comprehensive income	—	—	—	369,596	16,469	176	386,241
Dividends declared on common stock ($.72 per share)	—	—	—	(131,402)	—	—	(131,402)
Stock option exercises	2,394	—	38,528	—	—	—	40,922
Restricted stock awards, net of forfeitures	126	—	(126)	—	—	—	—
Employee share-based compensation earned	—	—	15,029	—	—	—	15,029
Purchase of Company common stock	—	(2,909)	(16,062)	(110,618)	—	—	(129,589)
Noncontrolling interest payments	—	—	—	—	—	(146)	(146)
Retirement of treasury shares	(2,243)	2,243	—	—	—	—	—
Other	103	—	282	—	—	—	385
Balance at December 31, 2019	$185,101	$(3,916)	$1,010,361	$601,903	$29,864	$(58)	$1,823,255

Cumulative effect of accounting changes	—	—	—	16,989	—	—	16,989
Comprehensive income	—	—	—	515,907	9,502	235	525,644
Dividends declared on common stock ($.78 per share)	—	—	—	(137,392)	—	—	(137,392)
Stock option exercises	1,361	—	25,310	—	—	—	26,671
Restricted stock awards, net of forfeitures	170	—	(170)	—	—	—	—
Employee share-based compensation earned	—	—	14,103	—	—	—	14,103
Purchase of Company common stock	—	(12,043)	(68,151)	(436,676)	—	—	(516,870)
Noncontrolling interest payments	—	—	—	—	—	(304)	(304)
Retirement of treasury shares	(11,884)	11,884	—	—	—	—	—
Other	44	—	481	—	—	—	525
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621

Comprehensive income	—	—	—	802,939	848	311	804,098
Dividends declared on common stock ($.88 per share)	—	—	—	(146,919)	—	—	(146,919)
Stock option exercises	1,642	—	38,035	—	—	—	39,677
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Employee share-based compensation earned	—	—	14,168	—	—	—	14,168
Purchase of Company common stock	—	(9,438)	(55,468)	(489,730)	—	—	(554,636)
Noncontrolling interest payments	—	—	—	—	—	(180)	(180)
Retirement of treasury shares	(9,805)	9,805	—	—	—	—	—
Other	30	—	590	—	—	—	620
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
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
FORM 10-K 45

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$268,626	$230,857
Restricted cash(1):
Included in Other current assets	7,847	5,573
Included in Deferred charges and other assets	2,082	2,180
Total restricted cash	9,929	7,753
Total cash, cash equivalents, and restricted cash	$278,555	$238,610
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$49,011	$27,461	$35,650	$267	$112,389
Reserve for credit losses	(3,597)	(2,231)	(344)	(166)	(6,338)
Receivables, net	$45,414	$25,230	$35,306	$101	$106,051

	December 31, 2020
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$56,745	$22,559	$18,545	$1,121	$98,970
Reserve for credit losses	(3,752)	(1,933)	144	(490)	(6,031)
Receivables, net	$52,993	$20,626	$18,689	$631	$92,939

Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Notes receivable	$8,684	$12,389
Reserve for credit losses	(3,424)	(5,957)
Notes receivable, net	$5,260	$6,432

Long-term miscellaneous receivables	$8,146	$6,515
Reserve for credit losses	(1,153)	(945)
Long-term miscellaneous receivables, net	$6,993	$5,570
46 Service Corporation International

PART II
Our atneed trade receivables primarily consist of amounts due for funeral and cemetery services already performed. We provide reserves for credit losses for our receivables. These reserves are based on an analysis of historical trends of collection activity adjusted for current conditions and forecasts. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. During 2020, we increased our reserve for credit losses on trade and miscellaneous receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19). Due to the ongoing nature of the pandemic, we have maintained these higher reserves in 2021. Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Prior to adoption of the guidance on credit losses for financial instruments on January 1, 2020, we provided allowances for doubtful accounts on our receivables based on an analysis of historical trends of collection activity.
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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2021:

	December 31, 2020	Provision for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2021
	(In thousands)
Trade receivables:
Funeral	$(3,752)	$(4,655)	$(23)	$6,399	$(1,852)	$286	$(3,597)
Cemetery	(1,933)	(1,250)	—	1,121	(168)	(1)	(2,231)
Total reserve for credit losses on trade receivables	$(5,685)	$(5,905)	$(23)	$7,520	$(2,020)	$285	$(5,828)

Miscellaneous receivables:
Current	$144	$(488)	—	$—	$—	$—	$(344)
Long-term	(945)	(208)	—	—	—	—	(1,153)
Total reserve for credit losses on miscellaneous receivables	$(801)	$(696)	—	$—	$—	$—	$(1,497)

Notes receivable	$(6,447)	$325	—	$2,532	$—	$—	$(3,590)

At December 31, 2021, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$34,482	$507	$448	$195	$16	$2	$—	$35,650
Long-term	3,794	1,727	1,923	628	67	7	—	8,146
Total miscellaneous receivables	$38,276	$2,234	$2,371	$823	$83	$9	$—	$43,796

Notes receivable	$—	$—	$—	$114	$—	$4,902	$3,935	$8,951
FORM 10-K 47

PART II
At December 31, 2021, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$—	$205	$205	$35,445	$35,650
Long-term	—	—	—	—	—	8,146	8,146
Total miscellaneous receivables	$—	$—	$—	$205	$205	$43,591	$43,796

Notes receivable	$1	$4	$2	$1,117	$1,124	$7,827	$8,951
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $98.2 million, $80.4 million, and $70.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years, and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $159.3 million, $155.3 million, and $151.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet; resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have operating and finance leases. Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. Our finance leases primarily include transportation equipment but also include real estate and office equipment. Lease terms related to real estate generally range from one year to forty years with options to renew at varying terms. Lease terms related to office and transportation equipment generally range from one year to eight years with options to renew at varying terms.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 63% of our total lease liability as of December 31, 2021 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
48 Service Corporation International

PART II
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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.25% discount rate, revenue growth rates ranging from (7.5)% to 15.4% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 1.0% and 2.4% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue ranging from 72.2% to 78.3% and growth rates for other assumptions in our model ranging from (7.5)% to 15.4%. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years.
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
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.6% weighted average using carrying value) of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.4% for our funeral and cemetery segments (1.5% weighted average using carrying value), respectively, and discounted the cash flows at a 6.45% discount rate based on the relative risk of these assets to our overall business.
FORM 10-K 49

PART II
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 9.8 million, 11.9 million, and 2.2 million shares of our common stock held in our treasury in 2021, 2020, and 2019, respectively. These retired treasury shares were changed to authorized but unissued status.
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
50 Service Corporation International

PART II
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
FORM 10-K 51

PART II
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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2021, 2020, and 2019, we recognized $259.9 million, $199.6 million, and $174.7 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2021, 2020, and 2019 was $157.4 million, $124.5 million, and $139.7 million, respectively.
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
In December 2019, the Financial Accounting Standards Board ("FASB") amended "Income Taxes" to eliminate certain exceptions to the general principles of the guidance. We adopted the amendment on January 1, 2021 with no impact to our consolidated results of operations, consolidated financial position, or cash flows.

52 Service Corporation International

PART II
Recently Issued Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued "Reference Rate Reform" to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We currently have no hedging relationships. We have completed our evaluation of our contracts and have a population of contracts that reference LIBOR and either have an alternative reference rate or will be renegotiated in 2022. We do not currently anticipate that use of the optional expedients, if any, will have a material impact on our consolidated results of operations, consolidated financial position, or cash flows.

Business Combinations
In October 2021, the FASB amended guidance to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Generally, this new guidance will result in the Company recognizing contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. The standard will be effective for all acquisitions after December 31, 2022, although early adoption is permitted. We are still evaluating the impact of adoption on our consolidated results of operations, consolidated financial position, and cash flows.

3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Preneed receivables, net	$1,243,781	$1,069,965

Trust investments, at fair value	6,536,851	5,851,188
Insurance-backed fixed income securities and other	231,589	245,056
Trust investments	6,768,440	6,096,244
Less: Cemetery perpetual care trust investments	(1,996,898)	(1,820,489)
Preneed trust investments	4,771,542	4,275,755

Preneed receivables, net and trust investments	$6,015,323	$5,345,720

Preneed receivables, net comprised the following:

	December 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$162,183	$1,125,539	$1,287,722
Unearned finance charges	(12,038)	(11,176)	(23,214)
Preneed receivables, at amortized cost	$150,145	$1,114,363	$1,264,508
Reserve for credit losses	(12,722)	(8,005)	(20,727)
Preneed receivables, net	$137,423	$1,106,358	$1,243,781

FORM 10-K 53

PART II

	December 31, 2020
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$143,896	$979,259	$1,123,155
Unearned finance charges	(14,018)	(19,968)	(33,986)
Preneed receivables, at amortized cost	$129,878	$959,291	$1,089,169
Reserve for credit losses	(10,940)	(8,264)	(19,204)
Preneed receivables, net	$118,938	$951,027	$1,069,965
At December 31, 2021, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$70,006	$36,943	$21,619	$7,178	$3,564	$10,835	$150,145
Cemetery	513,100	302,038	149,543	85,550	41,640	22,492	1,114,363
Total preneed receivables, at amortized cost	$583,106	$338,981	$171,162	$92,728	$45,204	$33,327	$1,264,508

At December 31, 2021, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,806	$2,961	$1,892	$18,050	$26,709	$123,436	$150,145
Cemetery	33,383	23,204	8,690	1,429	66,706	1,047,657	1,114,363
Total preneed receivables, at amortized cost	$37,189	$26,165	$10,582	$19,479	$93,415	$1,171,093	$1,264,508

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2021.

	January 1, 2021	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	December 31, 2021
	(In thousands)
Funeral	$(10,940)	$(4,853)	$—	$3,071	$—	$(12,722)
Cemetery	(8,264)	(233)	—	495	(3)	(8,005)
Total reserve for credit losses on preneed receivables	$(19,204)	$(5,086)	$—	$3,566	$(3)	$(20,727)

54 Service Corporation International

PART II
The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Deposits	$519,023	$429,307	$421,460
Withdrawals	$477,443	$424,986	$435,344
Purchases of securities	$1,823,267	$2,147,935	$1,596,698
Sales of securities	$1,744,618	$1,994,684	$1,495,733
Realized gains from sales of securities(1)	$584,863	$418,851	$241,661
Realized losses from sales of securities(1)	$(91,715)	$(262,974)	$(121,272)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.

The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$5,345,720	$4,789,562	$4,271,392
Cumulative effect of accounting changes	—	26,394	—
Net preneed contract sales	1,870,972	1,494,557	1,372,705
Cash receipts from customers, net of refunds	(1,550,735)	(1,279,295)	(1,280,468)
Deposits to trust	452,554	373,663	372,644
Acquisitions of businesses, net	4,912	19,299	11,751
Net undistributed investment earnings (1)	448,469	407,770	489,577
Maturities and distributed earnings	(464,247)	(430,608)	(442,507)
Change in cancellation allowance	(1,523)	(4,468)	(2,006)
Change in amounts due on unfulfilled performance obligations	(87,207)	(55,269)	(10,223)
Effect of foreign currency and other	(3,592)	4,115	6,697
Ending balance - Preneed receivables, net and trust investments	$6,015,323	$5,345,720	$4,789,562
(1)    Includes both realized and unrealized investment earnings.
FORM 10-K 55

PART II
The cost and fair values associated with trust investments recorded at fair value at December 31, 2021 and 2020 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,002	$795	$(283)	$51,514
Canadian government	2	29,881	28	—	29,909
Corporate	2	170	6	(2)	174
Residential mortgage-backed	2	1,407	58	(15)	1,450
Asset-backed	2	274	2	(10)	266
Equity securities:
Preferred stock	2	4,843	4	(1,024)	3,823
Common stock:
United States	1	1,648,785	624,349	(56,092)	2,217,042
Canada	1	34,787	19,617	(898)	53,506
Other international	1	129,486	42,171	(9,819)	161,838
Mutual funds:
Equity	1	875,828	140,893	(10,116)	1,006,605
Fixed income	1	1,025,327	12,560	(18,675)	1,019,212
Other	3	187	1	—	188
Trust investments, at fair value		3,801,977	840,484	(96,934)	4,545,527
Commingled funds
Fixed income		662,125	115,939	(3,171)	774,893
Equity		230,926	161,125	(114)	391,937
Money market funds		408,762	—	—	408,762
Alternative investments		292,888	128,197	(5,353)	415,732
Trust investments, at net asset value		1,594,701	405,261	(8,638)	1,991,324
Trust investments, at market		$5,396,678	$1,245,745	$(105,572)	$6,536,851

As of December 31, 2021, our unfunded commitment for our private equity investments was $163.1 million which, if called, would be funded by the assets of the trusts.
56 Service Corporation International

PART II

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
FORM 10-K 57

PART II
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Fair value, beginning balance at January 1	$190	$8,218	$9,755
Net realized and unrealized (losses) included in Other income, net(1)	(2)	(1,215)	(761)
Purchases	—	—	1,006
Sales	—	(2)	(1,782)
Transfers	—	(6,811)	—
Fair value, ending balance at December 31	$188	$190	$8,218
(1)All net realized and unrealized (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.
Maturity dates of our fixed income securities range from 2022 to 2040. Maturities of fixed income securities (excluding mutual funds) at December 31, 2021 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$53,144
Due in one to five years	23,484
Due in five to ten years	6,445
Thereafter	240
Total estimated maturities of fixed income securities	$83,313

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $179.7 million, $129.1 million, and $119.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $96.1 million, $77.8 million, and $77.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Deferred Revenue, Net
At December 31, 2021 and 2020, Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Deferred revenue	$2,259,364	$2,127,878
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(726,615)	(638,969)
Deferred revenue, net	$1,532,749	$1,488,909

58 Service Corporation International

PART II
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,761,291	$5,306,479	$4,790,552
Net preneed contract sales	1,314,001	1,089,060	984,575
Acquisitions (dispositions) of businesses, net	4,707	19,664	(12,741)
Net investment gains (losses)(1)	443,088	402,048	484,577
Recognized revenue from backlog(2)	(471,160)	(412,127)	(368,908)
Recognized revenue from current period sales	(669,025)	(598,768)	(573,804)
Change in amounts due on unfulfilled performance obligations	(87,207)	(55,087)	(10,223)
Change in cancellation reserve	(459)	1,070	1,066
Effect of foreign currency and other	4,005	8,952	11,385
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,299,241	$5,761,291	$5,306,479
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2021			2020
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,551,062	$328,945	$1,880,007	$1,535,278	$328,945	$1,864,223
Increase in goodwill related to acquisitions	34,703	1,990	36,693	14,796	—	14,796
Reduction of goodwill related to divestitures (1)	(2,080)	(28)	(2,108)	(1,175)	—	(1,175)
Effect of foreign currency	490	—	490	2,163	—	2,163
Total activity	33,113	1,962	35,075	15,784	—	15,784
Ending balance — Goodwill	$1,584,175	$330,907	$1,915,082	$1,551,062	$328,945	$1,880,007

(1) Also includes reductions for businesses held for sale.
FORM 10-K 59

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2021	2020
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	2	-	20	$223,854	$219,493
Customer relationships	10	-	20	153,927	150,365
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				411,708	403,785
Less: accumulated amortization:
Covenants-not-to-compete				203,935	201,427
Customer relationships				96,294	90,022
Tradenames				280	202
Other				9,546	8,807
				310,055	300,458

Amortizing intangibles, net				101,653	103,327

Non-amortizing intangibles:
Tradenames			Indefinite	359,297	327,297
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				370,062	338,062

Intangible assets, net — included in Deferred charges and other assets, net				$471,715	$441,389
Amortization expense for intangible assets was $20.0 million, $22.4 million, and $25.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2021 (in thousands):

2022	$6,691
2023	6,300
2024	6,155
2025	6,023
2026	4,023
Total estimated amortization expense	$29,192
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$994,632	$633,608	$441,579
Foreign	50,868	28,452	22,853
	$1,045,500	$662,060	$464,432
60 Service Corporation International

PART II
Income tax provision consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
United States	$194,545	$106,632	$51,664
Foreign	14,088	7,968	7,059
State	39,452	23,439	12,908
Total current income taxes	248,085	138,039	71,631
Deferred:
United States	$(3,543)	$6,339	$12,973
Foreign	(5,492)	(64)	(571)
State	3,198	1,609	10,628
Total deferred income taxes	(5,837)	7,884	23,030
Total income taxes	$242,248	$145,923	$94,661
We made income tax payments of $270.2 million, $138.0 million, and $70.6 million in 2021, 2020, and 2019, respectively, and received refunds of $4.7 million, $5.2 million, and $4.7 million, respectively.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$219,555	$139,031	$97,531
State and local taxes, net of federal income tax benefits	35,045	20,711	20,081
Foreign jurisdiction differences	3,041	2,496	1,646
Permanent differences associated with divestitures	400	73	1,288
Changes in uncertain tax positions and audit settlements	51	100	(9,842)
Foreign valuation allowance, net of federal income tax benefits	(4,155)	(566)	43
Excess tax benefit from share-based compensation	(12,476)	(9,093)	(13,868)
Other	787	(6,829)	(2,218)
Provision for income taxes	$242,248	$145,923	$94,661
Total consolidated effective tax rate	23.2%	22.0%	20.4%

Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:
FORM 10-K 61

PART II

	Years Ended December 31,
	2021	2020
	(In thousands)
Inventories and cemetery property	$(205,660)	$(208,707)
Deferred incremental direct selling costs	(90,691)	(81,301)
Property and equipment	(170,198)	(161,293)
Intangibles	(203,229)	(201,361)
Other	(3,728)	(2,424)
Deferred tax liabilities	(673,506)	(655,086)
Loss and tax credit carryforwards	148,069	134,912
Deferred revenue on preneed funeral and cemetery contracts	135,112	117,748
Accrued liabilities	79,333	73,743
Deferred tax assets	362,514	326,403
Less: valuation allowance	(120,739)	(108,090)
Net deferred income tax liability	$(431,731)	$(436,773)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$6,171	$535
Non-current deferred tax liabilities - included in Deferred tax liability	(437,902)	(437,308)
Net deferred income tax liability	$(431,731)	$(436,773)
As of December 31, 2021, foreign withholding taxes have not been provided on the estimated $339.9 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $16.4 million.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2019 to December 31, 2021 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2018	$1,348
Reduction to tax positions related to prior years	—
Balance at December 31, 2019	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2020	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2021	$1,348
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.3 million as of December 31, 2021, 2020 and 2019.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.8 million, $0.7 million, and $0.6 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2021, 2020 and 2019, respectively. We recorded an increase of interest and penalties of $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
62 Service Corporation International

PART II
The federal statutes of limitations have expired for all tax years prior to 2018, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2020. There are currently no federal or provincial audits in Canada; however, years subsequent to 2015 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
Various subsidiaries have federal, state, and foreign loss carryforwards in the aggregate of $2.7 billion with expiration dates through 2040. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2022	$—	$76,127	$—	$76,127
2023	—	219,103	—	219,103
2024	—	160,530	415	160,945
2025	—	330,888	3,032	333,920
Thereafter	—	1,886,616	8,030	1,894,646
Total	$—	$2,673,264	$11,477	$2,684,741
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The future realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2021, we recorded a net $17.6 million increase in our state valuation allowance due to state legislative changes and a net $4.9 million decrease in our foreign valuation allowance resulting from increased income in Puerto Rico. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2021, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit):

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$—	$141,551	$6,518	$148,069
Valuation allowance	$—	$105,635	$15,104	$120,739
FORM 10-K 63

PART II
6. Debt
The components of Debt are:

	Years Ended December 31,
	2021	2020
	(In thousands)
8.000% Senior Notes due November 2021	$—	$150,000
7.500% Senior Notes due April 2027	152,710	152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	—
Term Loan due May 2024	568,750	601,250
Bank Credit Facility due May 2024	155,000	525,000
Obligations under finance leases	136,847	148,864
Mortgage notes and other debt, maturities through 2050	48,113	51,766
Unamortized premiums and discounts, net	—	(317)
Unamortized debt issuance costs	(45,100)	(36,739)
Total debt	$3,966,320	$3,742,534
Less: Current maturities of long-term debt	(65,016)	(228,352)
Total long-term debt	$3,901,304	$3,514,182
Current maturities of debt at December 31, 2021 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.70% and 3.62% at December 31, 2021 and 2020, respectively. Approximately 79% and 66% of our total debt had a fixed interest rate at December 31, 2021 and 2020, respectively.
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2021 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2022	$65,016
2023	85,299
2024	671,611
2025	40,709
2026	1,986
2027 and thereafter	3,101,699
Total debt maturities	$3,966,320
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2021, we are in compliance with all of our debt covenants. At December 31, 2021 we have issued $34.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10%. As of December 31, 2021, we have $811.0 million in borrowing capacity under the facility.
As of December 31, 2020, we issued $34.0 million of letters of credit.
Debt Issuances and Additions
During the year ended December 31, 2021, we issued or added $975.0 million of debt including:
•$800.0 million unsecured 4.0% Senior Notes due May 2031; and
64 Service Corporation International

PART II
•$175.0 million on our Bank Credit Facility due May 2024.
Newly issued debt was used to pay down our Bank Credit Facility due May 2024, to redeem our 8.0% Senior Notes due November 2021, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $13.6 million.
During the year ended December 31, 2020, we issued or added $1,585.0 million of debt including:
•$850.0 million unsecured 3.375% Senior Notes due August 2030; and
•$735.0 million on our Bank Credit Facility due May 2024.
Newly issued debt was used to pay down our Bank Credit Facility due May 2024, to redeem our 5.375% Senior Notes due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.5 million.
Debt Extinguishments and Reductions
During the year ended December 31, 2021, we made aggregate debt payments of $736.0 million for scheduled and early extinguishment payments including:
•$545.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$32.5 million in aggregate principal of our Term Loan due May 2024;
•$150.0 million in aggregate principal of 8.0% Senior Notes due November 2021;
•$4.8 million of premiums paid on early extinguishment; and
•$3.7 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $5.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2021.
During the year ended December 31, 2020, we made aggregate debt payments of $1,406.4 million for scheduled and early extinguishment payments including:
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
Additional Debt Disclosures
At December 31, 2021 and 2020, we had deposits of $0.4 million and $2.0 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
We had assets of approximately $1.1 million and $1.2 million pledged as collateral for the mortgage notes and other debt at December 31, 2021 and 2020, respectively.
FORM 10-K 65

PART II
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2021	$142,145
Payments in 2020	$152,524
Payments in 2019	$190,672

Expected cash interest payments on our existing long-term debt for the five years subsequent to December 31, 2021 and thereafter are as follows (in thousands):

Payments in 2022	$148,490
Payments in 2023	147,524
Payments in 2024	141,477
Payments in 2025	137,300
Payments in 2026	136,738
Payments in 2027 and thereafter	367,756
Total expected cash interest payments	$1,079,285
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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
8.000% Senior Notes due November 2021	$—	$159,000
7.500% Notes due April 2027	181,511	185,639
4.625% Senior Notes due December 2027	575,443	590,700
5.125% Senior Notes due June 2029	809,737	840,368
3.375% Senior Notes due August 2030	836,825	883,099
4.000% Senior Notes due May 2031	813,552	—
Term Loan due May 2024	568,750	601,250
Bank Credit Facility due May 2024	155,000	525,000
Mortgage notes and other debt, maturities through 2050	46,878	51,659
Total fair value of debt instruments	$3,987,696	$3,836,715

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
66 Service Corporation International

PART II
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
Future lease payments for non-cancelable operating and finance leases as of December 31, 2021 were as follows:

	Operating	Finance	Total
	(In thousands)
2022	$10,083	$37,979	$48,062
2023	8,377	41,315	49,692
2024	7,274	32,320	39,594
2025	6,211	13,035	19,246
2026	5,403	7,704	13,107
2027 and thereafter	36,599	18,196	54,795
Total lease payments	$73,947	$150,549	$224,496
Less: Interest	(17,720)	(13,702)	(31,422)
Present value of lease liabilities	$56,227	$136,847	$193,074

The components of lease cost were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Amortization of leased assets	$37,569	$41,938
Interest on lease liabilities	4,642	5,955
Total finance lease cost	42,211	47,893
Operating lease cost	11,586	12,196
Variable lease cost	178	29
Total lease cost	$53,975	$60,118

FORM 10-K 67

PART II
Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2021	December 31, 2020
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$53,685	$54,764
Finance lease right-of-use assets (1)	Property and equipment, net	131,420	146,144
Total right-of-use assets (1)		$185,105	$200,908

Operating	Accounts payable and accrued liabilities	$8,049	$8,584
Finance	Current maturities of long-term debt	34,222	47,109
Total current lease liabilities		42,271	55,693
Operating	Other liabilities	48,178	48,656
Finance	Long-term debt	102,625	101,755
Total non-current lease liabilities		150,803	150,411
Total lease liabilities		$193,074	$206,104
(1)    Right-of-use assets are presented net of accumulated amortization.

The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	12.1	4.9	12.2	4.8
Weighted-average discount rate	3.9%	3.1%	4.3%	3.3%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,693	$12,190
Operating cash flows for finance leases	4,207	5,446
Financing cash flows for finance leases	34,617	43,598
Total cash paid for amounts included in the measurement of lease liabilities	$50,517	$61,234

New finance leases	21,097	23,523
Finance lease renewals and extensions	1,095	—
Right-of-use assets obtained in exchange for finance lease liabilities	$22,192	$23,523

New operating leases	3,268	4,684
Operating lease renewals and extensions	4,554	4,128
Right-of-use assets obtained in exchange for operating lease liabilities	$7,822	$8,812
During the years ended December 31, 2021 and 2020, we acquired buildings and land previously leased for our funeral service locations. These real estate acquisitions, excluded from the table above, reduced right-of-use assets by $1.0 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively.
We have 59 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $4.4 million and $3.6 million in lease income for the years ended December 31, 2021 and 2020, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases,
68 Service Corporation International

PART II
or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non lease components are excluded from rental income disclosures.

Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2021 (in thousands):

2022	$4,123
2023	3,513
2024	3,124
2025	2,818
2026	2,542
2027 and thereafter	19,714
Total expected cash receipts	$35,834
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.7 million, $0.5 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, our Consolidated Balance Sheet includes Land of $25.0 million, and Buildings and improvements of $24.6 million, net of $2.9 million accumulated depreciation, related to these properties.

9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2021 and 2020, we have self-insurance reserves of $94.3 million and $92.8 million, respectively.
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
FORM 10-K 69

PART II
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
Unclaimed Property Audit
We have received notices from auditors representing the unclaimed property departments of thirty-nine states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the trusted preneed funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
We intend to vigorously defend all of the above matters; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2021 or 2020. At December 31, 2021 and 2020, 500,000,000 common shares of $1 par value were authorized. We had 166,821,502 and 174,792,272 shares issued and 163,114,202 and 170,717,236 outstanding at par at December 31, 2021 and 2020, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2021, we repurchased 9,437,446 shares of our common stock at an aggregate cost of $554.6 million, which is an average cost per share of $58.77. During 2020, we repurchased 12,043,347 shares of our common stock at an aggregate cost of $516.9 million, which is an average cost per share of $42.92. During November 2021, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $495.0 million at December 31, 2021.
70 Service Corporation International

PART II
Subsequent to December 31, 2021, we repurchased 1,606,574 shares for $103.1 million at an average cost per share of $64.17.
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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2021 and 2020, 4,912,904 and 5,873,329 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2021	2020	2019
Dividend yield	1.8%	1.7%	1.7%
Expected volatility	23.5%	18.0%	19.8%
Risk-free interest rate	0.4%	1.4%	2.5%
Expected holding period (years)	4.0	3.7	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$14,168	$14,103	$15,029
Income tax benefit related to share-based compensation included in net income	$3,537	$3,417	$3,842
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2021 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2020	6,912,065	$32.34
Granted	652,290	$49.59
Exercised	(1,641,663)	$24.17
Outstanding at December 31, 2021	5,922,692	$36.50
Exercisable at December 31, 2021	4,375,143	$32.10
The aggregate intrinsic value for stock options outstanding and exercisable was $204.3 million and $170.1 million, respectively, at December 31, 2021.
FORM 10-K 71

PART II

Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2021 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$0.00 — 25.00	1,425,927	1.8	$22.54	1,425,927	$22.54
$25.01 — 35.00	1,087,720	3.1	$29.25	1,087,720	$29.25
$35.01 — 45.00	1,809,995	4.6	$39.65	1,552,021	$39.16
$45.01 — 55.00	1,599,050	6.5	$50.32	309,475	$50.82
$0.00 — 55.00	5,922,692	4.2	$36.50	4,375,143	$32.10

Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of stock options granted	$7.50	$6.44	$6.86
Total fair value of stock options vested	$5,708	$5,535	$7,250
Total intrinsic value of stock options exercised	$59,180	$41,995	$65,023
Cash received from the exercise of stock options	$39,354	$26,671	$40,922
Recognized compensation expense	$5,514	$5,668	$6,314
As of December 31, 2021, the unrecognized compensation expense related to stock options of $6.0 million is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2020	243,529	$45.52
Granted	113,359	$49.59
Vested	(126,978)	$43.28
Nonvested restricted share awards at December 31, 2021	229,910	$48.76

Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2021	2020	2019
Recognized compensation expense related to restricted share awards	$5,647	$5,568	$6,000
Weighted-average grant date fair value for nonvested restricted stock granted	$49.59	$50.82	$42.73
Total fair market value of restricted share awards vested	$5,496	$5,674	$6,718
Aggregate intrinsic value of restricted share awards vested	$3,513	$2,100	$3,724
At December 31, 2021, unrecognized compensation expense of $6.5 million related to restricted share awards is expected to be recognized over a weighted average period of 1.7 years.
72 Service Corporation International

PART II
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2020	135,308	$43.83
Granted	65,825	$49.59
Vested	(69,321)	$41.59
Forfeited and other	(3,641)	$48.34
Nonvested restricted share units at December 31, 2021	128,171	$47.87

Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2021	2020	2019
Recognized compensation expense related to restricted share units	$3,007	$2,867	$2,715
Weighted-average grant date fair value for nonvested restricted share units granted	$49.59	$48.89	$40.91
Total fair market value of restricted share units vested	$2,883	$2,722	$2,827
Aggregate intrinsic value of restricted share units vested	$1,911	$1,004	$1,432
At December 31, 2021, the unrecognized compensation expense related to restricted share units of $3.5 million is expected to be recognized over a weighted average period of 1.7 years.
Performance Units
During 2021, 2020, and 2019 we granted 111,449, 112,762 and 125,546 performance units, respectively. At December 31, 2021, there were 530,596 performance units outstanding. Total compensation expense for performance units was $19.5 million, $8.6 million, and $6.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, cash paid to settle performance units was $12.4 million. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2021 were as follows:

Share price at beginning of performance period	$44.94
Risk-free interest rate	0.43%
Expected volatility	33.6%
Fair value of share-based performance units outstanding	$70.99
At December 31, 2021, the unrecognized compensation expense related to performance units of $12.5 million is expected to be recognized over a weighted average period of 1.5 years.
12. Retirement Plans
We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), a retirement plan for certain non-employee directors (Directors’ Plan), a Retirement Plan for Rose Hills® Trustees, a Rose Hills® Supplemental Retirement Plan, and a Stewart Supplemental Retirement Plan (collectively, the “Plans”). All of our Plans are unfunded and have a measurement date of December 31.
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
FORM 10-K 73

PART II
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Interest cost on projected benefit obligation	$482	$698	$956
Recognized net actuarial (gains) losses	(353)	1,641	2,886
Total net periodic benefit cost	$129	$2,339	$3,842

The Plans’ funded status were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,635	$24,961
Interest cost	482	698
Actuarial (gain) loss	(353)	1,641
Benefits paid	(2,383)	(2,665)
Benefit obligation at end of year	$22,381	$24,635
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,383	2,665
Benefits paid, including expenses	(2,383)	(2,665)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(22,381)	$(24,635)
Funding Summary:
Projected benefit obligations	$22,381	$24,635
Accumulated benefit obligation	$22,381	$24,635
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(2,431)	$(2,432)
Included in Other liabilities	(19,950)	(22,203)
Total accrued benefit (liability)	$(22,381)	$(24,635)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2021 and 2020 was $49.4 million and $48.8 million, respectively, and the cash surrender value was $39.9 million and $39.1 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted-average discount rate used to determine obligations	2.52%	2.06%	2.95%
Weighted-average discount rate used to determine net periodic benefit cost	2.42%	2.98%	4.15%
We determine our discount rate used to compute future benefit obligations using an analysis of expected future benefit payments. The reasonableness of our discount rate is verified by comparing the rate to the rate earned on high-quality fixed income investments, such as the Moody’s Aa index, plus 50 basis points. The assumed rate of return on plan assets was not applicable as we pay plan benefits as they come due. As all Plans are frozen, the assumed rate of compensation increase is zero.

74 Service Corporation International

PART II

The following benefit payments are expected to be paid over the next ten years related to our Plans (in thousands):

2022	$2,381
2023	2,140
2024	1,945
2025	1,847
2026	1,818
Years 2027 through 2031	7,632
Total expected benefit payments	$17,763
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2021, 2020, and 2019, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2021, 2020, and 2019 was $46.0 million, $39.8 million, and $39.7 million, respectively.
FORM 10-K 75

PART II
13. Segment Reporting
Our operations are both product-based and geography-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$1,268,111	$1,092,016	$996,643
Matured preneed revenue	700,473	662,675	605,237
Core funeral revenue	1,968,584	1,754,691	1,601,880
Non-funeral home revenue	74,099	61,198	52,211
Recognized preneed revenue	159,595	124,645	139,525
Other revenue	140,898	111,767	130,286
Total funeral revenue	2,343,176	2,052,301	1,923,902
Cemetery revenue:
Atneed revenue	477,950	386,850	326,230
Recognized preneed property revenue	846,528	659,950	581,724
Recognized preneed merchandise and services revenue	343,899	298,864	287,589
Core cemetery revenue	1,668,377	1,345,664	1,195,543
Other revenue	131,590	113,544	111,340
Total cemetery revenue	1,799,967	1,459,208	1,306,883
Total revenue from customers	$4,143,143	$3,511,509	$3,230,785
Gross profit:
Funeral gross profit	$625,621	$494,602	$372,638
Cemetery gross profit	677,993	482,225	387,942
Gross profit from reportable segments	1,303,614	976,827	760,580
Corporate general and administrative expenses	(138,107)	(141,066)	(126,886)
Gains on divestitures and impairment charges, net	25,169	7,009	32,919
Operating income	1,190,676	842,770	666,613
Interest expense	(150,610)	(163,063)	(185,843)
Losses on early extinguishment of debt, net	(5,226)	(18,428)	(16,637)
Other income, net	10,660	781	299
Income before income taxes	$1,045,500	$662,060	$464,432

76 Service Corporation International

PART II
Other reportable segment information as of and for the year ended December 31 were as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2021
Interest expense	$2,864	$681	$147,065	$150,610
Depreciation and amortization	$112,667	$37,866	$8,773	$159,306
Amortization of intangibles	$12,980	$7,016	$6	$20,002
Amortization of cemetery property	$—	$98,162	$—	$98,162
Capital expenditures	$140,432	$149,145	$14,083	$303,660
Total assets	$6,390,917	$8,793,348	$506,913	$15,691,178
2020
Interest expense	$3,896	$514	$158,653	$163,063
Depreciation and amortization	$107,770	$34,693	$12,836	$155,299
Amortization of intangibles	$13,593	$8,841	$10	$22,444
Amortization of cemetery property	$—	$80,403	$—	$80,403
Capital expenditures	$86,902	$132,443	$2,866	$222,211
Total assets	$6,030,764	$8,042,339	$442,322	$14,515,425
2019
Interest expense	$4,026	$659	$181,158	$185,843
Depreciation and amortization	$106,982	$33,323	$10,695	$151,000
Amortization of intangibles	$15,343	$10,297	$9	$25,649
Amortization of cemetery property	$—	$70,330	$—	$70,330
Capital expenditures	$112,090	$125,365	$2,502	$239,957

Our geographic area information as of and for the year ended December 31 were as follows:

	United States	Canada	Total
	(In thousands)
2021
Revenue from external customers	$3,918,777	$224,366	$4,143,143
Interest expense	$150,385	$225	$150,610
Depreciation and amortization	$149,351	$9,955	$159,306
Amortization of intangibles	$19,721	$281	$20,002
Amortization of cemetery property	$92,128	$6,034	$98,162
Operating income	$1,120,154	$70,522	$1,190,676
Gains on divestitures and impairment charges, net	$19,837	$5,332	$25,169
Long-lived assets	$6,895,439	$342,458	$7,237,897
2020
Revenue from external customers	$3,328,381	$183,128	$3,511,509
Interest expense	$162,804	$259	$163,063
Depreciation and amortization	$146,378	$8,921	$155,299
Amortization of intangibles	$22,132	$312	$22,444
Amortization of cemetery property	$76,275	$4,128	$80,403
Operating income	$795,461	$47,309	$842,770
Gains on divestitures and impairment charges, net	$6,935	$74	$7,009
Long-lived assets	$6,633,470	$339,594	$6,973,064
2019
Revenue from external customers	$3,052,101	$178,684	$3,230,785
Interest expense	$185,512	$331	$185,843
Depreciation and amortization	$142,550	$8,450	$151,000
Amortization of intangibles	$25,079	$570	$25,649
Amortization of cemetery property	$66,552	$3,778	$70,330
Operating income	$628,204	$38,409	$666,613
Gains (losses) on divestitures and impairment charges, net	$33,200	$(281)	$32,919
FORM 10-K 77

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents:
Cash	$260,750	$192,398
Commercial paper and temporary investments	7,876	38,459
	$268,626	$230,857
Other current assets:
Income tax receivable	$13,635	$3,725
Prepaid insurance	4,583	4,598
Restricted cash	7,847	5,573
Other	14,383	14,531
	$40,448	$28,427
Cemetery property:
Undeveloped land	$1,297,453	$1,240,387
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	603,391	638,953
	$1,900,844	$1,879,340
Property and equipment, net:
Land	$701,337	$678,421
Buildings and improvements	2,445,913	2,295,113
Operating equipment	661,486	597,110
Leasehold improvements	42,387	40,691
Finance leases	325,823	318,634
	4,176,946	3,929,969
Less: Accumulated depreciation	(1,730,385)	(1,623,815)
Less: Accumulated amortization of finance leases	(194,403)	(172,490)
	$2,252,158	$2,133,664
Deferred charges and other assets:
Intangible assets, net	$471,715	$441,389
Restricted cash	2,082	2,180
Deferred tax assets	6,171	535
Notes receivable, net of reserves of $3,424 and $5,957, respectively	5,260	6,432
Cash surrender value of insurance policies	225,857	202,120
Deferred incremental direct selling costs	347,448	311,710
Operating leases	53,685	54,764
Other	57,595	60,923
	$1,169,813	$1,080,053
78 Service Corporation International

PART II

	Years Ended December 31,
	2021	2020
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$204,094	$186,401
Accrued benefits	184,007	147,366
Accrued interest	22,565	20,468
Accrued property taxes	14,980	14,394
Self-insurance reserves	94,268	92,760
Bank overdrafts	39,043	32,352
Operating leases	8,049	8,584
Other accrued liabilities	92,488	73,623
	$659,494	$575,948
Other liabilities:
Accrued benefit costs	$19,950	$22,203
Deferred compensation	201,401	174,721
Customer refund obligation reserve	46,241	45,780
Tax liability	2,156	2,104
Payable to perpetual care trust	110,279	96,828
Operating leases	48,178	48,656
Other	10,698	29,747
	$438,903	$420,039
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net change in capital expenditure accrual	$3,201	$(6,417)	$4,435
Options exercised by attestation	$323	$—	$—
Shares repurchased	$(323)	$—	$—
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
FORM 10-K 79

PART II
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	802,939	515,907	369,596
Weighted average shares:
Weighted average shares — basic	167,542	176,709	182,246
Stock options	2,501	2,234	3,223
Restricted share units	71	47	54
Weighted average shares — diluted	170,114	178,990	185,523
Amounts attributable to common stockholders:
Income from continuing operations per share:
Net income per share:
Basic	$4.79	$2.92	$2.03
Diluted	$4.72	$2.88	$1.99
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Antidilutive options	—	1,614	678
80 Service Corporation International

PART II
16. Acquisitions and Divestiture-Related Activities
Acquisitions
In December 2021, we acquired twenty-one funeral homes and one cemetery in two states as part of two acquisitions (the "Ohio and California Businesses") for $94.8 million in cash. This amount includes the use of $6.1 million in IRS Section 1031 exchange funds.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the acquisitions (in thousands):

Other current assets	$140
Cemetery property	2,918
Property and equipment, net	36,768
Preneed receivables, net and trust investments	7,732
Finite-lived intangible assets	3,900
Indefinite-lived intangible assets	24,734
Deferred charges and other assets	128
Cemetery perpetual care trust investments	1,484
Goodwill	29,683
Total assets acquired	107,487
Current liabilities	660
Deferred revenue and deferred receipts held in trust	7,204
Care trusts' corpus	1,484
Other liabilities	3,336
Total liabilities assumed	12,684
Net assets acquired	$94,803
The purchase accounting is preliminary because we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.
Goodwill, land, and certain identifiable intangible assets recorded in the acquisitions are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $29.7 million in goodwill recognized, all of which is deductible for tax purposes, $1.5 million was allocated to our cemetery segment and $28.2 million was allocated to our funeral segment. The identified intangible assets comprise the following:

	Useful Life	Fair Value
	(Years)	(In thousands)
Preneed customer relationships to insurance claims	10	$3,900
Tradenames	Indefinite	24,734
Total intangible assets		$28,634
We incurred acquisition costs of $0.3 million, which is included in Corporate general and administrative expenses in our Consolidated Statement of Operations. The Ohio and California Businesses contributed revenue of $1.1 million and net income of $0.3 million from acquisition through December 31, 2021.

FORM 10-K 81

PART II
The following unaudited pro forma summary presents financial information as if the acquisition of the Ohio and California Businesses had occurred on January 1, 2020 and the acquisition costs of $0.3 million were included in 2020:

	2021	2020
	(In thousands) (Unaudited)
Revenue	$4,172,574	$3,536,915
Net income	$807,040	$517,933
Excluding the December 2021 acquisitions described above, we spent $26.3 million, $64.2 million, and $55.6 million, net of cash acquired, for several business acquisitions, and $26.6 million, $52.1 million, and $51.4 million, net of cash acquired, for several real estate acquisitions for the three years ended December 31, 2021, 2020, and 2019, respectively. These amounts include the use of $10.9 million, $55.1 million, and $13.6 million in IRS Section 1031 exchange funds for the three years ended December 31, 2021, 2020, and 2019, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Gains on divestitures, net	$28,573	$11,962	$41,835
Impairment losses	(3,404)	(4,953)	(8,916)
Gains on divestitures and impairment charges, net	$25,169	$7,009	$32,919
82 Service Corporation International

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2021

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(in thousands)
Current Provision:
Reserve for credit losses:
Year Ended December 31, 2021	$6,031	$6,393	$(6,086)	$6,338
Year Ended December 31, 2020	$—	$5,756	$275	$6,031
Allowance For Doubtful Accounts:
Year Ended December 31, 2020	$2,230	$—	$(2,230)	$—
Year Ended December 31, 2019	$1,578	$9,146	$(8,494)	$2,230
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2021	$6,902	$(117)	$(2,208)	$4,577
Year Ended December 31, 2020	$—	$88	$6,814	$6,902
Allowance For Doubtful Accounts:
Year Ended December 31, 2020	$8,374	$—	$(8,374)	$—
Year Ended December 31, 2019	$10,814	$—	$(2,440)	$8,374
Preneed Receivables, Net:
Reserve for credit losses:
Year Ended December 31, 2021	$19,204	$5,086	$(3,563)	$20,727
Year Ended December 31, 2020	$—	$7,739	$11,465	$19,204
Asset Allowance For Cancellation:
Year Ended December 31, 2020	$55,340	$—	$(55,340)	$—
Year Ended December 31, 2019	$48,380	$1,617	$5,343	$55,340
Deferred Tax Valuation Allowance:
Year Ended December 31, 2021	$108,090	$12,649	$—	$120,739
Year Ended December 31, 2020	$114,331	$(6,492)	$251	$108,090
Year Ended December 31, 2019	$120,931	$(6,604)	$4	$114,331

FORM 10-K 83

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
84 Service Corporation International

PART II
Item 9B. Other Information
No other information.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
FORM 10-K 85

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2022 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,922,692	$36.50	4,912,904
86 Service Corporation International

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

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2019).
10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—	Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Thomas L. Ryan.
10.5	—	Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Eric D. Tanzberger.
10.6	—	Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Sumner J. Waring, III.
10.7	—	Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Gregory T. Sangalis.
10.8	—	Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Steven A. Tidwell.
FORM 10-K 87

PART IV

Exhibit Number		Description
10.9	—	Form of Employment and Noncompetition Agreement, dated January 1, 2022, pertaining to executive officers.
10.10	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.14	—
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

10.18	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.19	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.20	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.21	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.22	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.23	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.24	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.25	—	Eighth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarterly period ended June 30, 2020).
10.26	—	Ninth Amendment to 401(k) Retirement Savings Plan.
10.27	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.28	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.29	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.30	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
10.31	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2021).
10.32	—
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
88 Service Corporation International

PART IV

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
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.32.
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
FORM 10-K 89

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ GREGORY T. SANGALIS
(Gregory T. Sangalis, Senior Vice President, General Counsel, and Secretary)
Dated: February 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS L. RYAN	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 15, 2022
(Thomas L. Ryan)
/s/ ERIC D. TANZBERGER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2022
(Eric D. Tanzberger)
/s/ TAMMY R. MOORE	Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2022
(Tammy R. Moore)
/s/ ANTHONY L. COELHO	Lead Independent Director	February 15, 2022
(Anthony L. Coelho)
/s/ ALAN R. BUCKWALTER, III	Director	February 15, 2022
(Alan R. Buckwalter, III)
/s/ JAKKI L. HAUSSLER	Director	February 15, 2022
(Jakki L. Haussler)
/s/ VICTOR L. LUND	Director	February 15, 2022
(Victor L. Lund)
/s/ CLIFTON H. MORRIS, JR.	Director	February 15, 2022
(Clifton H. Morris, Jr.)
/s/ ELLEN OCHOA	Director	February 15, 2022
(Ellen Ochoa)
/s/ SARA MARTINEZ TUCKER	Director	February 15, 2022
(Sara Martinez Tucker)
/s/ W. BLAIR WALTRIP	Director	February 15, 2022
(W. Blair Waltrip)
/s/ MARCUS A. WATTS	Director	February 15, 2022
(Marcus A. Watts)
90 Service Corporation International