Form 10-Q
period 2022-03-31
SERVICE CORP INTERNATIONAL
filed 2022-05-04
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of May 04, 2022 was 158,735,972 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$561,547	$554,591
Service revenue	480,609	463,859
Other revenue	70,247	59,531
Total revenue	1,112,403	1,077,981
Costs of revenue
Cost of property and merchandise	(260,051)	(251,692)
Cost of service	(219,538)	(202,978)
Overhead and other expenses	(255,901)	(240,868)
Costs of revenue	(735,490)	(695,538)
Gross profit	376,913	382,443
Corporate general and administrative expenses	(41,704)	(41,669)
Gains on divestitures and impairment charges, net	489	1,266
Operating income	335,698	342,040
Interest expense	(39,028)	(35,812)
Other income, net	128	341
Income before income taxes	296,798	306,569
Provision for income taxes	(77,231)	(77,614)
Net income	219,567	228,955
Net income attributable to noncontrolling interests	(54)	(76)
Net income attributable to common stockholders	$219,513	$228,879
Basic earnings per share:
Net income attributable to common stockholders	$1.36	$1.35
Basic weighted average number of shares	161,328	169,918
Diluted earnings per share:
Net income attributable to common stockholders	$1.34	$1.33
Diluted weighted average number of shares	163,807	172,367
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
Net income	$219,567	$228,955
Other comprehensive income:
Foreign currency translation adjustments	7,279	5,005
Total comprehensive income	226,846	233,960
Total comprehensive income attributable to noncontrolling interests	(54)	(76)
Total comprehensive income attributable to common stockholders	$226,792	$233,884
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$300,556	$268,626
Receivables, net of reserves of $5,849 and $6,338, respectively	103,034	106,051
Inventories	28,654	25,935
Other	26,488	40,448
Total current assets	458,732	441,060
Preneed receivables, net of reserves of $21,283 and $20,727, respectively, and trust investments	5,870,456	6,015,323
Cemetery property	1,890,932	1,900,844
Property and equipment, net	2,254,916	2,252,158
Goodwill	1,916,965	1,915,082
Deferred charges and other assets, net of reserves of $3,917 and $4,577, respectively	1,171,065	1,169,813
Cemetery perpetual care trust investments	1,894,068	1,996,898
Total assets	$15,457,134	$15,691,178

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$645,125	$659,494
Current maturities of long-term debt	63,863	65,016
Income taxes payable	66,217	3,751
Total current liabilities	775,205	728,261
Long-term debt	3,962,944	3,901,304
Deferred revenue, net	1,567,217	1,532,749
Deferred tax liability	436,459	437,902
Other liabilities	427,234	438,903
Deferred receipts held in trust	4,574,762	4,766,492
Care trusts’ corpus	1,870,667	1,976,118
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 166,975,651 and 166,821,502 shares issued, respectively, and 159,164,117 and 163,114,202 shares outstanding, respectively	159,164	163,114
Capital in excess of par value	957,161	979,096
Retained earnings	678,932	727,021
Accumulated other comprehensive income	47,493	40,214
Total common stockholders’ equity	1,842,750	1,909,445
Noncontrolling interests	(104)	4
Total equity	1,842,646	1,909,449
Total liabilities and equity	$15,457,134	$15,691,178
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$219,567	$228,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,436	39,558
Amortization of intangibles	5,074	5,335
Amortization of cemetery property	24,849	28,929
Amortization of loan costs	1,644	1,526
Provision for expected credit losses	3,078	3,824
(Benefit from) provision for deferred income taxes	(4,580)	553
Gains on divestitures and impairment charges, net	(489)	(1,266)
Share-based compensation	3,687	3,500
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	5,435	2,525
Increase in other assets	(2,714)	(12,204)
Increase in payables and other liabilities	52,003	43,046
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(91,641)	(66,194)
Increase in deferred revenue, net	67,625	19,660
Increase (decrease) in deferred receipts held in trust	6,199	(141)
Net cash provided by operating activities	332,173	297,606
Cash flows from investing activities:
Capital expenditures	(56,748)	(42,274)
Business acquisitions, net of cash acquired	—	(1,160)
Real estate acquisitions	(226)	(5,608)
Proceeds from divestitures and sales of property and equipment	2,986	4,045
Payments for Company-owned life insurance policies	(1,666)	(18)
Net cash used in investing activities	(55,654)	(45,015)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	20,000
Scheduled payments of debt	(9,075)	(9,023)
Early payments and extinguishment of debt	—	(100,000)
Principal payments on finance leases	(9,059)	(6,652)
Proceeds from exercise of stock options	272	2,282
Purchase of Company common stock	(256,355)	(106,135)
Payments of dividends	(39,964)	(35,568)
Bank overdrafts and other	(12,517)	(7,932)
Net cash used in financing activities	(251,698)	(243,028)
Effect of foreign currency	2,556	1,412
Net increase in cash, cash equivalents, and restricted cash	27,377	10,975
Cash, cash equivalents, and restricted cash at beginning of period	278,555	238,610
Cash, cash equivalents, and restricted cash at end of period	$305,932	$249,585
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Cumulative effect of accounting changes	—	—	—	—	—	—	—
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Other	—	—	—	—	—	—	—
Balance at March 31, 2021	$175,054	$(6,217)	$975,232	$662,271	$44,371	$(51)	$1,850,660

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	219,513	7,279	54	226,846
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,964)	—	—	(39,964)
Employee share-based compensation earned	—	—	3,687	—	—	—	3,687
Stock option exercises	7	—	265	—	—	—	272
Restricted stock awards and units, net of forfeitures	147	—	(147)	—	—	—	—
Purchase of Company common stock	—	(4,104)	(24,613)	(227,638)	—	—	(256,355)
Noncontrolling interest payments	—	—	—	—	—	(162)	(162)
Other	—	—	(1,127)	—	—	—	(1,127)
Balance at March 31, 2022	$166,976	$(7,812)	$957,161	$678,932	$47,493	$(104)	$1,842,646
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
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our consolidated net income or cash flows.
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$300,556	$268,626
Restricted cash (1)
Included in Other current assets	3,291	7,847
Included in Deferred charges and other assets, net	2,085	2,082
Total restricted cash	5,376	9,929
Total cash, cash equivalents, and restricted cash	$305,932	$278,555
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$42,171	$27,108	$39,329	$275	$108,883
Reserve for credit losses	(3,467)	(1,876)	(345)	(161)	(5,849)
Receivables, net	$38,704	$25,232	$38,984	$114	$103,034

	December 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$49,011	$27,461	$35,650	$267	$112,389
Reserve for credit losses	(3,597)	(2,231)	(344)	(166)	(6,338)
Receivables, net	$45,414	$25,230	$35,306	$101	$106,051

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Notes receivable	$8,846	$8,684
Reserve for credit losses	(2,798)	(3,424)
Notes receivable, net	$6,048	$5,260

Long-term miscellaneous receivables	$7,880	$8,146
Reserve for credit losses	(1,119)	(1,153)
Long-term miscellaneous receivables, net	$6,761	$6,993

FORM 10-Q 11

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the three months ended March 31, 2022:

	December 31, 2021	(Provision) benefit for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency and Other	March 31, 2022
	(In thousands)
Trade receivables:
Funeral	$(3,597)	$(1,708)	$(99)	$2,196	$(365)	$106	$(3,467)
Cemetery	(2,231)	170	(48)	297	(63)	(1)	(1,876)
Total reserve for credit losses on trade receivables	$(5,828)	$(1,538)	$(147)	$2,493	$(428)	$105	$(5,343)

Miscellaneous receivables:
Current	$(344)	$(1)	$—	$—	$—	$—	$(345)
Long-term	(1,153)	34	—	—	—	—	(1,119)
Total reserve for credit losses on miscellaneous receivables	$(1,497)	$33	$—	$—	$—	$—	$(1,464)

Notes receivable	$(3,590)	$6	$—	$625	$—	$—	$(2,959)

At March 31, 2022, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$37,445	$905	$442	$378	$152	$7	$—	$39,329
Long-term	1,173	3,175	1,440	1,618	443	31	—	7,880
Total miscellaneous receivables	$38,618	$4,080	$1,882	$1,996	$595	$38	$—	$47,209

Notes receivable	$—	$—	$—	$93	$—	$4,927	$4,101	$9,121
At March 31, 2022, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$9	$5	$205	$219	$39,110	$39,329
Long-term	—	—	—	—	—	7,880	7,880
Total miscellaneous receivables	$—	$9	$5	$205	$219	$46,990	$47,209

Notes receivable	$2	$2	$5	$1,119	$1,128	$7,993	$9,121
Recently Issued Accounting Standards
Business Combinations
In October 2021, the Financial Accounting Standards Board ("FASB") amended guidance to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.
12 Service Corporation International

PART I
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
Financial Instruments
In March 2022, the FASB amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. This new disclosure is required for us beginning with our Form 10-Q for the three months ended March 31, 2023 and we will add the additional disclosures if write-offs during the period are material. This standard has no impact on our consolidated results of operations, consolidated financial position, and cash flows.
3. Preneed Activities
Preneed receivables, net and trust investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Preneed receivables, net	$1,292,600	$1,243,781

Trust investments, at market	6,243,312	6,536,851
Insurance-backed fixed income securities and other	228,612	231,589
Trust investments	6,471,924	6,768,440
Less: Cemetery perpetual care trust investments	(1,894,068)	(1,996,898)
Preneed trust investments	4,577,856	4,771,542

Preneed receivables, net and trust investments	$5,870,456	$6,015,323

Preneed receivables, net comprised the following:

	March 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$169,607	$1,165,693	$1,335,300
Unearned finance charges	(11,709)	(9,708)	(21,417)
Preneed receivables, at amortized cost	157,898	1,155,985	1,313,883
Reserve for credit losses	(13,177)	(8,106)	(21,283)
Preneed receivables, net	$144,721	$1,147,879	$1,292,600

	December 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$162,183	$1,125,539	$1,287,722
Unearned finance charges	(12,038)	(11,176)	(23,214)
Preneed receivables, at amortized cost	150,145	1,114,363	1,264,508
Reserve for credit losses	(12,722)	(8,005)	(20,727)
Preneed receivables, net	$137,423	$1,106,358	$1,243,781
FORM 10-Q 13

PART I
At March 31, 2022, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$24,522	$61,712	$32,845	$18,626	$6,279	$13,914	$157,898
Cemetery	145,212	478,291	278,100	131,397	71,731	51,254	1,155,985
Total preneed receivables, at amortized cost	$169,734	$540,003	$310,945	$150,023	$78,010	$65,168	$1,313,883

At March 31, 2022, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,007	$2,668	$1,827	$19,264	$27,766	$130,132	$157,898
Cemetery	32,849	22,251	2,221	9,069	66,390	1,089,595	1,155,985
Total preneed receivables, at amortized cost	$36,856	$24,919	$4,048	$28,333	$94,156	$1,219,727	$1,313,883

The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2022:

	December 31, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	March 31, 2022
	(In thousands)
Funeral	$(12,722)	$(1,323)	$869	$(1)	$(13,177)
Cemetery	(8,005)	(256)	158	(3)	(8,106)
Total reserve for credit losses on preneed receivables	$(20,727)	$(1,579)	$1,027	$(4)	$(21,283)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2022	2021
	(In thousands)
Deposits	$127,972	$120,283
Withdrawals	$122,364	$112,580
Purchases of securities	$469,312	$431,801
Sales of securities	$394,424	$427,503
Realized gains from sales of securities(1)	$103,555	$130,187
Realized losses from sales of securities(1)	$(27,932)	$(16,168)
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

		March 31, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,565	$299	$(1,043)	$50,821
Canadian government	2	30,012	22	(1)	30,033
Corporate	2	175	2	(4)	173
Residential mortgage-backed	2	1,402	12	(41)	1,373
Asset-backed	2	218	1	(23)	196
Equity securities:
Preferred stock	2	4,670	7	(656)	4,021
Common stock:
United States	1	1,704,750	466,482	(99,739)	2,071,493
Canada	1	46,313	21,123	(5,844)	61,592
Other international	1	141,765	23,727	(16,564)	148,928
Mutual funds:
Equity	1	890,185	122,597	(45,197)	967,585
Fixed income	1	1,094,784	17,540	(64,350)	1,047,974
Other	3	187	1	—	188
Trust investments, at fair value		3,966,026	651,813	(233,462)	4,384,377
Commingled funds
Fixed income		677,856	84,337	(22,753)	739,440
Equity		231,312	129,968	(1,155)	360,125
Money market funds		322,089	—	—	322,089
Alternative investments		292,485	146,733	(1,937)	437,281
Trust investments, at net asset value		1,523,742	361,038	(25,845)	1,858,935
Trust investments, at market		$5,489,768	$1,012,851	$(259,307)	$6,243,312
FORM 10-Q 15

PART I

		December 31, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,002	$795	$(283)	$51,514
Canadian government	2	29,881	28	—	29,909
Corporate	2	170	6	(2)	174
Residential mortgage-backed	2	1,407	58	(15)	1,450
Asset-backed	2	274	2	(10)	266
Equity securities:
Preferred stock	2	4,843	4	(1,024)	3,823
Common stock:
United States	1	1,648,785	624,349	(56,092)	2,217,042
Canada	1	34,787	19,617	(898)	53,506
Other international	1	129,486	42,171	(9,819)	161,838
Mutual funds:
Equity	1	875,828	140,893	(10,116)	1,006,605
Fixed income	1	1,025,327	12,560	(18,675)	1,019,212
Other	3	187	1	—	188
Trust investments, at fair value		3,801,977	840,484	(96,934)	4,545,527
Commingled funds
Fixed income		662,125	115,939	(3,171)	774,893
Equity		230,926	161,125	(114)	391,937
Money market funds		408,762	—	—	408,762
Alternative investments		292,888	128,197	(5,353)	415,732
Trust investments, at net asset value		1,594,701	405,261	(8,638)	1,991,324
Trust investments, at market		$5,396,678	$1,245,745	$(105,572)	$6,536,851
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
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended March 31,
	2022	2021
	(In thousands)
Fair value, beginning balance	$188	$190
Net realized and unrealized (losses) included in Other income, net(1)	—	(1)
Fair value, ending balance	$188	$189
(1)All net realized and unrealized (losses) recognized in Other income, net for our trust investments are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts' corpus.
16 Service Corporation International

PART I
Maturity dates of our fixed income securities range from 2022 to 2040. Maturities of fixed income securities (excluding mutual funds) at March 31, 2022 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$52,873
Due in one to five years	24,526
Due in five to ten years	4,996
Thereafter	201
Total estimated maturities of fixed income securities	$82,596
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $45.9 million and $45.0 million, for the three months ended March 31, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $24.4 million and $20.8 million for the three months ended March 31, 2022 and 2021, respectively.
Deferred revenue, net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Deferred revenue	$2,330,418	$2,259,364
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(763,201)	(726,615)
Deferred revenue, net	$1,567,217	$1,532,749
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2022	2021
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,299,240	$5,761,291
Net preneed contract sales	391,243	313,483
(Dispositions) acquisitions of businesses, net	269	(441)
Net investment (losses) gains(1)	(201,580)	146,160
Recognized revenue from backlog(2)	(176,913)	(156,461)
Recognized revenue from current period sales	(138,905)	(133,633)
Change in amounts due on unfulfilled performance obligations	(36,201)	(10,387)
Change in cancellation reserve	(146)	113
Effect of foreign currency and other	4,972	3,780
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,141,979	$5,923,905
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 17

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 26.0% and 25.3% for the three months ended March 31, 2022 and 2021, respectively. The higher effective tax rate for the three months ended March 31, 2022 was primarily due to a decrease in the cash value of certain life insurance policies due to negative returns in the financial markets, which lowered a tax benefit for us in the quarter. The effective tax rate for the three months ended March 31, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
Unrecognized Tax Benefits
As of March 31, 2022, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.8 million.
The federal statutes of limitation have expired for all tax years prior to 2018, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2020. There are currently no federal or provincial audits in Canada; however, years subsequent to 2016 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	March 31, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$152,710	$152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	560,625	568,750
Bank Credit Facility due May 2024	230,000	155,000
Obligations under finance leases	130,039	136,847
Mortgage notes and other debt, maturities through 2050	47,180	48,113
Unamortized debt issuance costs	(43,747)	(45,100)
Total debt	4,026,807	3,966,320
Less: Current maturities of long-term debt	(63,863)	(65,016)
Total long-term debt	$3,962,944	$3,901,304
Current maturities of debt at March 31, 2022 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.73% and 3.70% at March 31, 2022 and December 31, 2021, respectively. Approximately, 78% and 79% of our total debt had a fixed interest rate at March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, we paid $17.7 million and $20.1 million in cash interest, respectively.
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum
18 Service Corporation International

PART I
interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of March 31, 2022, we were in compliance with all of our debt covenants. We issued $33.7 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10% at March 31, 2022. As of March 31, 2022, we had $736.3 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 1.46% and 1.11% at March 31, 2022 and December 31, 2021, respectively.
Debt Issuances and Additions
During the three months ended March 31, 2022 and 2021, we drew $75.0 million and $20.0 million on our Bank Credit Facility for general corporate purposes, respectively.
Debt Extinguishments and Reductions
During the three months ended March 31, 2022, we made aggregate debt payments of $9.1 million for scheduled and early extinguishment payments including:
•$8.1 million in aggregate principal of our Term Loan due May 2024;
•$1.0 million in other debt.
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
The fair value of our debt instruments at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$166,837	$181,511
4.625% Senior Notes due December 2027	556,023	575,443
5.125% Senior Notes due June 2029	760,342	809,737
3.375% Senior Notes due August 2030	769,250	836,825
4.0% Senior Notes due May 2031	747,552	813,552
Term Loan due May 2024	560,625	568,750
Bank Credit Facility due May 2024	230,000	155,000
Mortgage notes and other debt, maturities through 2050	44,795	46,878
Total fair value of debt instruments	$3,835,424	$3,987,696
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
FORM 10-Q 19

PART II
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2022, we repurchased 4,104,234 shares of common stock at an aggregate cost of $256.4 million, which is an average cost per share of $62.47. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $240.3 million at March 31, 2022.
Subsequent to March 31, 2022, we repurchased 509,020 shares for $34.2 million at an average cost per share of $67.19. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $206.1 million.
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

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$353,369	$338,070
Matured preneed revenue	194,927	190,189
Core funeral revenue	548,296	528,259
Non-funeral home revenue	20,810	19,729
Recognized preneed revenue	43,122	41,749
Other revenue	36,869	29,701
Total funeral revenue	649,097	619,438
Cemetery revenue:
Atneed revenue	123,389	124,621
Recognized preneed property revenue	221,539	218,274
Recognized preneed merchandise and services revenue	85,000	85,818
Core cemetery revenue	429,928	428,713
Other revenue	33,378	29,830
Total cemetery revenue	463,306	458,543
Total revenue from customers	$1,112,403	$1,077,981
Gross profit:
Funeral gross profit	$195,983	$194,386
Cemetery gross profit	180,930	188,057
Gross profit from reportable segments	376,913	382,443
Corporate general and administrative expenses	(41,704)	(41,669)
Gains on divestitures and impairment charges, net	489	1,266
Operating income	335,698	342,040
Interest expense	(39,028)	(35,812)
Other income, net	128	341
Income before income taxes	$296,798	$306,569
20 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2022	$1,050,620	$61,783	$1,112,403
2021	$1,019,970	$58,011	$1,077,981
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2022 and December 31, 2021, we had self-insurance reserves of $95.0 million and $94.3 million, respectively.
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
FORM 10-Q 21

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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$219,513	$228,879
Weighted average shares:
Weighted average shares — basic	161,328	169,918
Stock options	2,402	2,390
Restricted share units	77	59
Weighted average shares — diluted	163,807	172,367
Amounts attributable to common stockholders:
Earnings per share:
Basic	$1.36	$1.35
Diluted	$1.34	$1.33

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2022	2021
	(In thousands)
Antidilutive options	274	1,276
22 Service Corporation International

PART II
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $0.2 million and $5.6 million, net of cash acquired, for several real estate acquisitions during the three months ended March 31, 2022 and 2021, respectively, and $1.2 million, net of cash acquired, for several business acquisitions during the three months ended March 31, 2021.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended March 31,
	2022	2021
	(In thousands)
Gains on divestitures, net	$701	$1,326
Impairment losses	(212)	(60)
Gains on divestitures and impairment charges, net	$489	$1,266

FORM 10-Q 23

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2022, we operated 1,467 funeral service locations and 488 cemeteries (including 300 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.6 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2022. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
In 2022, our families are selecting to have funerals and celebrations of life and have essentially returned to the same levels we experienced before the COVID-19 pandemic. We have seen an increase in the number of families who desire more comprehensive memorial services which has driven growth in our preneed sales as well as positively affected our average revenue per funeral service. We view this as evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $332.2 million in the first three months of 2022. As of March 31, 2022, we had $736.3 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2022, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with the increase in services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range.

24 Service Corporation International

PART I
Our financial covenant requirements and actual ratios as of March 31, 2022 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.60
Interest coverage ratio	3.00 (Min)	9.84
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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital allocation strategy is prioritized as follows:
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
Managing Debt. We may seek to make open market debt repurchases when it is opportunistic to do so relative to other capital allocation opportunities and to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity are available to substantially reduce our long-term debt maturities should we choose to do so.
Return Excess Cash to Shareholders. Absent strategic acquisition or new opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.25 per common share in 2022. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
Cash Flow
We believe our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $332.2 million and $297.6 million for the three months ended March 31, 2022 and 2021, respectively. Cash flow from operations increased $34.6 million for the three months ended March 31, 2022 versus the same period in 2021. The 2022 increase over 2021 comprises:
•a $62.4 million increase in cash receipts from customers,
•a $9.5 million increase in General Agency (GA) revenue and other receipts,
•a $9.5 million decrease in cash tax payments, and
•a $2.4 million decrease in cash interest payments,
•a $2.0 million decrease in net trust withdrawals partially offset by
•a $44.3 million increase in employee compensation payments and
•a $6.9 million increase in vendor and other payments.
Investing Activities
Cash flows from investing activities used $55.6 million and $45.0 million for the three months ended March 31, 2022 and 2021, respectively. The $10.6 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $14.5 million increase in capital expenditures,
•a $1.6 million increase in payments for Company-owned life insurance policies, net of proceeds, and
•a $1.1 million decrease in cash receipts from divestitures and asset sales, partially offset by
•a $5.4 million decrease in cash spent on real estate acquisitions and
FORM 10-Q 25

PART I
•a $1.2 million decrease in cash spent on business acquisitions.
Financing Activities
Financing activities used $251.7 million for the three months ended March 31, 2022 compared to using $243.0 million for the same period in 2021. The $8.7 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $150.2 million increase in purchase of Company common stock,
•a $4.6 million change in bank overdrafts and other, and
•a $4.4 million increase in payments of dividends, partially offset by
•a $152.5 million increase in debt proceeds, net of repayments and
•a $2.0 million decrease in proceeds from exercises of stock options.
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

	March 31, 2022	December 31, 2021
	(In millions)
Preneed funeral	$87.7	$89.2
Preneed cemetery:
Merchandise and services	146.7	147.0
Pre-construction	27.3	24.8
Bonds supporting preneed funeral and cemetery obligations	261.7	261.0
Bonds supporting preneed business permits	8.1	7.0
Other bonds	21.2	20.4
Total surety bonds outstanding	$291.0	$288.4
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the
26 Service Corporation International

PART I
insurance purchase transaction between the preneed purchaser and third-party insurance provider is complete. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended March 31,
	2022	2021
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$164.7	$133.3
Sales production (number of contracts) (1)	26,904	23,789
General agency revenue	$43.0	$34.1
Maturities	$110.4	$111.3
Maturities (number of contracts)	18,152	19,041
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2022	2021
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$131.0	$117.1
Sales production (number of contracts)	33,787	31,729
Maturities	$96.9	$90.6
Maturities (number of contracts)	22,840	22,959
Cemetery:
Sales production:
Preneed	$362.2	$324.2
Atneed	133.0	130.1
Total sales production	$495.2	$454.3
Sales production deferred to backlog:
Preneed	$182.7	$124.4
Atneed	91.8	89.2
Total sales production deferred to backlog	$274.5	$213.6
Revenue recognized from backlog:
Preneed	$103.0	$85.1
Atneed	81.0	82.2
Total revenue recognized from backlog	$184.0	$167.3

FORM 10-Q 27

PART I
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2022 and December 31, 2021. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at March 31, 2022 and December 31, 2021. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	March 31, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.57	$1.57	$1.53	$1.53
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.76	0.76	0.72	0.72
Deferred receipts held in trust	4.57	4.01	4.77	3.93
Allowance for cancellation on trust investments	(0.32)	(0.28)	(0.33)	(0.27)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.58	6.06	6.69	5.91
Backlog of insurance-funded revenue (1)	7.06	7.06	6.97	6.97
Total backlog of deferred revenue	$13.64	$13.12	$13.66	$12.88

Preneed receivables, net and trust investments	$5.87	$5.31	$6.02	$5.18
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.76	0.76	0.71	0.71
Allowance for cancellation on trust investments	(0.32)	(0.28)	(0.33)	(0.27)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.31	5.79	6.40	5.62
Insurance policies associated with insurance-funded deferred revenue (1)	7.06	7.06	6.97	6.97
Total assets associated with backlog of preneed revenue	$13.37	$12.85	$13.37	$12.59
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2022, the difference between the backlog and asset market amounts represents $0.20 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.20 billion collected from customers that were not required to be deposited into trusts, and $0.17 billion in allowable cash distributions from trust assets partially offset by $1.30 billion in amounts due on delivered property and merchandise. As of March 31, 2022, the fair value of the total backlog comprised $3.91 billion related to cemetery contracts and $9.73 billion related to funeral contracts. As of March 31, 2022, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.83 billion related to cemetery contracts and $2.48 billion related to funeral contracts. As of March 31, 2022, the backlog of insurance-funded contracts of $7.06 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
28 Service Corporation International

PART I
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
Where allowed by state and provincial regulations, the cemetery perpetual care trusts’ primary investment objectives are growth-oriented to provide for a fixed distribution rate from the trusts’ assets. Where such distributions are limited to ordinary income, the cemetery perpetual care trusts’ investment objectives emphasize providing a steady stream of current investment income with some capital appreciation. Both types of distributions are used to provide for the current and future maintenance and beautification of the cemetery properties.
As of March 31, 2022, approximately 94% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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

FORM 10-Q 29

PART I
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2022, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the three months ended March 31, 2022, the Standard and Poor’s 500 Index decreased 4.6% and the Barclay’s Aggregate Index decreased 5.9%. This compares to SCI trusts that decreased 4.1% during the same period. SCI trusts have a diversified allocation of approximately 59% equities, 28% fixed income securities, 9% alternative and other investments with the remaining 4% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $45.9 million and $45.0 million for the three months ended March 31, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $24.4 million and $20.8 million for the three months ended March 31, 2022 and 2021, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2022 and 2021
Management Summary
In the first three months of 2022, we reported consolidated net income attributable to common stockholders of $219.5 million ($1.34 per diluted share) compared to net income attributable to common stockholders for the same period in 2021 of $228.9 million ($1.33 per diluted share). These results were impacted by certain items including:

	Three months ended March 31,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$0.5	$1.3
Tax effect from above items	$(0.6)	$(0.3)
In addition to the above items, the increase over the prior year benefited from fewer shares outstanding and an increase in gross profit from recent acquisitions and new builds. Both the funeral and cemetery segments continued to generate impressive performance against a strong prior year quarter.
30 Service Corporation International

PART I
Funeral Results

	Three months ended March 31,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$649.1	$619.4
Less: revenue associated with acquisitions/new construction	12.9	—
Less: revenue associated with divestitures	0.3	1.2
Comparable(1) funeral revenue	635.9	618.2
Less: comparable recognized preneed revenue	42.9	41.7
Less: comparable general agency and other revenue	36.3	29.8
Adjusted comparable funeral revenue	$556.7	$546.7
Comparable services performed	102,530	106,088
Comparable average revenue per service(2)	$5,430	$5,153

Consolidated funeral gross profit	$196.0	$194.4
Less: gross profit associated with acquisitions/new construction	2.6	—
Less: gross losses associated with divestitures	—	(1.1)
Comparable(1) funeral gross profit	$193.4	$195.5
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending March 31, 2022.
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
Funeral Revenue
Consolidated revenue from funeral operations was $649.1 million for the three months ended March 31, 2022, compared to $619.4 million for the same period in 2021. This $29.7 million increase is primarily attributable to the $12.9 million growth in revenue contributed by acquired and newly constructed properties and a $17.7 million increase in comparable revenue as described below partially offset by the loss of $0.9 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $635.9 million for the three months ended March 31, 2022 compared to $618.2 million for the same period in 2021. This $17.7 million, or 2.9%, increase was primarily attributable to an increase in our comparable average revenue per service. Additionally, we experienced a $6.5 million increase in comparable general agency and other revenue and a $1.2 million increase in comparable recognized preneed revenue as the growth from both resulted from higher comparable preneed funeral sales production. Comparable services performed declined 3.4% during the three months ended March 31, 2022 compared to the same period in 2021, which was heavily impacted by COVID-19 mortality.
Comparable average revenue per funeral service grew $277, or 5.4%, for the three months ended March 31, 2022 compared to the same period in 2021. This average revenue growth was primarily attributable to our customers desire for more comprehensive services including items such catering or flowers. Our total comparable cremation rate increased 130 basis points to 59.8% for the three months ended March 31, 2022.
Funeral Gross Profit
Consolidated funeral gross profit increased $1.6 million, or 0.8%, in the first three months of 2022 compared to 2021. This growth is primarily attributable to a $2.6 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit decreased $2.1 million to $193.4 million and the comparable gross profit percentage decreased 120 basis points to 30.4%. Funeral margins were impacted by higher cost in the current quarter relative to the prior year as staffing and service levels normalized driven by more comprehensive services compared to the prior year first quarter. Increases in incentive compensation also put downward pressure on funeral margins.
FORM 10-Q 31

PART I
Cemetery Results

	Three months ended March 31,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$463.3	$458.5
Less: revenue associated with acquisitions/new construction	3.9	—
Comparable(1) cemetery revenue	$459.4	$458.5

Consolidated cemetery gross profit	$180.9	$188.1
Less: gross losses associated with acquisitions/new construction	2.4	—
Comparable(1) cemetery gross profit	$178.5	$188.1
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending March 31, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations grew $4.8 million, or 1.0%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $3.9 million increase in revenue contributed by newly constructed and acquired properties. Additionally, comparable other revenue grew $3.5 million, or 11.7%, primarily from higher endowment care trust fund income due to higher capital gains and other distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $7.2 million, or 3.8%, in the three months ended March 31, 2022 compared to the same period in 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $9.6 million, or 5.1%. Comparable cemetery gross profit decreased $9.6 million to $178.5 million, and the gross profit percentage decreased 210 basis points to 38.9%. Selling compensation recognized during the quarter increased as a result of the 10.9% of growth in preneed cemetery sales production, in which a significant amount will be recognized as revenue in future 2022 quarters. We also experienced modest inflationary cost increases and higher incentive compensation costs when compared to the prior year quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses remained flat at $41.7 million in the first quarter of 2022 compared to the first quarter of 2021.
Gains on Divestitures and Impairment Charges, Net
We recognized a $0.5 million net pre-tax gain on asset divestitures and impairments in the three months ended March 31, 2022 compared to a $1.3 million pre-tax gain on asset divestitures in the three months ended March 31, 2021 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $3.2 million to $39.0 million for three months ended March 31, 2022 primarily due to the issuance of fixed rate bonds in 2021 partially offset by lower balances on our floating rate debt.
Provision for Income Taxes
Our effective tax rate was 26.0% and 25.3% for the three months ended March 31, 2022 and 2021, respectively. The higher effective tax rate for the three months ended March 31, 2022 was primarily due to a decrease in the cash value of certain life insurance policies due to negative returns in the financial markets, which lowered a tax benefit for us in the quarter.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 163.8 million for the three months ended March 31, 2022 compared to 172.4 million for the same period in 2021. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
32 Service Corporation International

PART I
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2021 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•Our results may be adversely affected by significant weather events, natural disasters, catastrophic events or public health crises.
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
FORM 10-Q 33

PART I
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
•Risks associated with our supply chain could materially adversely affect our financial performance.
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2021 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us whether as a result of new information, future events, or otherwise.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2022 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
34 Service Corporation International

PART I
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 35

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2022 — January 31, 2022 (1)	999,479	$65.15	993,266	$430,255,869
February 1, 2022 — February 28, 2022	1,443,593	$60.93	1,443,593	$342,291,059
March 1, 2022 — March 31, 2022 (2)	1,661,162	$62.18	1,640,035	$240,310,045
	4,104,234		4,076,894
(1) 6,213 shares were purchased in January 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 21,127 shares were purchased in March 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
36 Service Corporation International

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

FORM 10-Q 37

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2022	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
38 Service Corporation International