Form 10-Q
period 2022-06-30
SERVICE CORP INTERNATIONAL
filed 2022-08-03
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of August 3, 2022 was 157,674,951 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$529,816	$519,777	$1,091,363	$1,074,368
Service revenue	394,507	391,617	875,116	855,476
Other revenue	66,532	76,141	136,779	135,672
Total revenue	990,855	987,535	2,103,258	2,065,516
Costs of revenue
Cost of property and merchandise	(262,479)	(248,067)	(522,530)	(499,759)
Cost of service	(217,804)	(202,378)	(437,342)	(405,356)
Overhead and other expenses	(243,927)	(263,766)	(499,828)	(504,634)
Costs of revenue	(724,210)	(714,211)	(1,459,700)	(1,409,749)
Gross profit	266,645	273,324	643,558	655,767
Corporate general and administrative expenses	(45,721)	(33,649)	(87,425)	(75,318)
Gains on divestitures and impairment charges, net	294	6,162	783	7,428
Operating income	221,218	245,837	556,916	587,877
Interest expense	(40,571)	(37,435)	(79,599)	(73,247)
Losses on early extinguishment of debt, net	(1,225)	(5,226)	(1,225)	(5,226)
Other (expense) income, net	(1,103)	655	(975)	996
Income before income taxes	178,319	203,831	475,117	510,400
Provision for income taxes	(45,173)	(46,042)	(122,404)	(123,656)
Net income	133,146	157,789	352,713	386,744
Net income attributable to noncontrolling interests	(476)	(84)	(530)	(160)
Net income attributable to common stockholders	$132,670	$157,705	$352,183	$386,584
Basic earnings per share:
Net income attributable to common stockholders	$0.84	$0.94	$2.20	$2.29
Basic weighted average number of shares	158,705	168,450	160,009	169,180
Diluted earnings per share:
Net income attributable to common stockholders	$0.82	$0.92	$2.17	$2.25
Diluted weighted average number of shares	161,290	170,863	162,568	171,616
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$133,146	$157,789	$352,713	$386,744
Other comprehensive income:
Foreign currency translation adjustments	(13,867)	6,934	(6,588)	11,939
Total comprehensive income	119,279	164,723	346,125	398,683
Total comprehensive income attributable to noncontrolling interests	(475)	(84)	(529)	(160)
Total comprehensive income attributable to common stockholders	$118,804	$164,639	$345,596	$398,523
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$206,242	$268,626
Receivables, net of reserves of $5,686 and $6,338, respectively	93,479	106,051
Inventories	30,070	25,935
Other	31,979	40,448
Total current assets	361,770	441,060
Preneed receivables, net of reserves of $23,566 and $20,727, respectively, and trust investments	5,418,621	6,015,323
Cemetery property	1,899,554	1,900,844
Property and equipment, net	2,268,215	2,252,158
Goodwill	1,913,448	1,915,082
Deferred charges and other assets, net of reserves of $3,771 and $4,577, respectively	1,158,650	1,169,813
Cemetery perpetual care trust investments	1,681,703	1,996,898
Total assets	$14,701,961	$15,691,178

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$635,536	$659,494
Current maturities of long-term debt	63,240	65,016
Income taxes payable	16,335	3,751
Total current liabilities	715,111	728,261
Long-term debt	3,954,475	3,901,304
Deferred revenue, net	1,583,394	1,532,749
Deferred tax liability	437,010	437,902
Other liabilities	410,597	438,903
Deferred receipts held in trust	4,085,657	4,766,492
Care trusts’ corpus	1,676,134	1,976,118
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 167,575,348 and 166,821,502 shares issued, respectively, and 158,219,257 and 163,114,202 shares outstanding, respectively	158,219	163,114
Capital in excess of par value	968,455	979,096
Retained earnings	679,052	727,021
Accumulated other comprehensive income	33,627	40,214
Total common stockholders’ equity	1,839,353	1,909,445
Noncontrolling interests	230	4
Total equity	1,839,583	1,909,449
Total liabilities and equity	$14,701,961	$15,691,178
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$352,713	$386,744
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	1,225	5,226
Depreciation and amortization	86,234	79,552
Amortization of intangibles	9,478	10,127
Amortization of cemetery property	47,327	52,362
Amortization of loan costs	3,526	3,118
Provision for expected credit losses	6,756	6,389
(Benefit from) provision for deferred income taxes	(3,723)	1,986
Gains on divestitures and impairment charges, net	(783)	(7,428)
Gain on sale of investments	(1,169)	—
Share-based compensation	7,400	7,096
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	11,878	(1,002)
Decrease (increase) in other assets	1,680	(31,340)
(Decrease) increase in payables and other liabilities	(8,582)	56,891
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(178,619)	(160,465)
Increase in deferred revenue, net	123,450	66,107
Increase in deferred receipts held in trust	14,094	14,401
Net cash provided by operating activities	472,885	489,764
Cash flows from investing activities:
Capital expenditures	(152,445)	(103,161)
Business acquisitions, net of cash acquired	(2,000)	(3,591)
Real estate acquisitions	(3,912)	(10,498)
Proceeds from divestitures and sales of property and equipment	6,968	12,232
Proceeds from sale of investments	1,169	—
Payments for Company-owned life insurance policies	(1,690)	(3,534)
Net cash used in investing activities	(151,910)	(108,552)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	143,000	820,000
Debt issuance costs	—	(13,618)
Scheduled payments of debt	(18,142)	(18,070)
Early payments and extinguishment of debt	(65,591)	(699,837)
Principal payments on finance leases	(17,920)	(16,091)
Proceeds from exercise of stock options	16,197	16,254
Purchase of Company common stock	(360,114)	(187,183)
Payments of dividends	(79,627)	(70,920)
Bank overdrafts and other	(5,759)	(7,030)
Net cash used in financing activities	(387,956)	(176,495)
Effect of foreign currency	(1,897)	3,311
Net (decrease) increase in cash, cash equivalents, and restricted cash	(68,878)	208,028
Cash, cash equivalents, and restricted cash at beginning of period	278,555	238,610
Cash, cash equivalents, and restricted cash at end of period	$209,677	$446,638
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Retirement of treasury shares	(3)	3	—	—	—	—	—
Balance at March 31, 2021	$175,051	$(6,214)	$975,232	$662,271	$44,371	$(51)	$1,850,660
Comprehensive income	—	—	—	157,705	6,934	84	164,723
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,352)	—	—	(35,352)
Employee share-based compensation earned	—	—	3,596	—	—	—	3,596
Stock option exercises	644	—	13,328	—	—	—	13,972
Restricted stock awards, net of forfeitures	(3)	—	3	—	—	—	—
Purchase of Company common stock	—	(1,542)	(8,955)	(70,551)	—	—	(81,048)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	33	—	1,587	—	—	—	1,620
Balance at June 30, 2021	$175,725	$(7,756)	$984,791	$714,073	$51,305	$(27)	$1,918,111

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	219,513	7,279	54	226,846
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,964)	—	—	(39,964)
Employee share-based compensation earned	—	—	3,687	—	—	—	3,687
Stock option exercises	7	—	265	—	—	—	272
Restricted stock awards and units, net of forfeitures	147	—	(147)	—	—	—	—
Purchase of Company common stock	—	(4,104)	(24,613)	(227,638)	—	—	(256,355)
Noncontrolling interest payments	—	—	—	—	—	(162)	(162)
Other	—	—	(1,127)	—	—	—	(1,127)
Balance at March 31, 2022	$166,976	$(7,812)	$957,161	$678,932	$47,493	$(104)	$1,842,646
Comprehensive income	—	—	—	132,670	(13,866)	475	119,279
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,663)	—	—	(39,663)
Employee share-based compensation earned	—	—	3,713	—	—	—	3,713
Stock option exercises	574	—	15,351	—	—	—	15,925
Restricted stock awards and units, net of forfeitures	2	—	(2)	—	—	—	—
Purchase of Company common stock	—	(1,545)	(9,327)	(92,887)	—	—	(103,759)
Noncontrolling interest payments	—	—	—	—	—	(141)	(141)
Other	24	—	1,559	—	—	—	1,583
Balance at June 30, 2022	$167,576	$(9,357)	$968,455	$679,052	$33,627	$230	$1,839,583
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$206,242	$268,626
Restricted cash (1)
Included in Other current assets	1,192	7,847
Included in Deferred charges and other assets, net	2,243	2,082
Total restricted cash	3,435	9,929
Total cash, cash equivalents, and restricted cash	$209,677	$278,555
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$34,755	$28,674	$35,475	$261	$99,165
Reserve for credit losses	(3,260)	(1,929)	(348)	(149)	(5,686)
Receivables, net	$31,495	$26,745	$35,127	$112	$93,479

	December 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$49,011	$27,461	$35,650	$267	$112,389
Reserve for credit losses	(3,597)	(2,231)	(344)	(166)	(6,338)
Receivables, net	$45,414	$25,230	$35,306	$101	$106,051

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Notes receivable	$8,372	$8,684
Reserve for credit losses	(2,709)	(3,424)
Notes receivable, net	$5,663	$5,260

Long-term miscellaneous receivables	$8,038	$8,146
Reserve for credit losses	(1,062)	(1,153)
Long-term miscellaneous receivables, net	$6,976	$6,993

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the six months ended June 30, 2022:

	December 31, 2021	(Provision) benefit for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency and Other	June 30, 2022
	(In thousands)
Trade receivables:
Funeral	$(3,597)	$(2,913)	$(39)	$4,343	$(1,098)	$44	$(3,260)
Cemetery	(2,231)	(137)	(32)	601	(130)	—	(1,929)
Total reserve for credit losses on trade receivables	$(5,828)	$(3,050)	$(71)	$4,944	$(1,228)	$44	$(5,189)

Miscellaneous receivables:
Current	$(344)	$(3)	$—	$—	$—	$(1)	$(348)
Long-term	(1,153)	91	—	—	—	—	(1,062)
Total reserve for credit losses on miscellaneous receivables	$(1,497)	$88	$—	$—	$—	$(1)	$(1,410)

Notes receivable	$(3,590)	$17	$—	$715	$—	$—	$(2,858)

At June 30, 2022, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$33,532	$931	$463	$403	$141	$5	$—	$35,475
Long-term	1,061	3,294	1,534	1,728	398	23	—	8,038
Total miscellaneous receivables	$34,593	$4,225	$1,997	$2,131	$539	$28	$—	$43,513

Notes receivable	$—	$—	$—	$71	$—	$4,896	$3,666	$8,633
At June 30, 2022, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$34	$213	$247	$35,228	$35,475
Long-term	—	—	—	—	—	8,038	8,038
Total miscellaneous receivables	$—	$—	$34	$213	$247	$43,266	$43,513

Notes receivable	$1	$4	$4	$1,124	$1,133	$7,500	$8,633

FORM 10-Q 13

PART I
Recently Issued Accounting Standards
Business Combinations
In October 2021, the Financial Accounting Standards Board ("FASB") amended guidance to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Generally, this new guidance will result in the Company recognizing contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. We have adopted the new guidance and will apply it to customer contracts acquired in business combinations, if any, after January 1, 2022. The adoption had no impact on our consolidated results of operations, consolidated financial position, and cash flows.
Financial Instruments
In March 2022, the FASB amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. This new disclosure is required for us beginning with our Form 10-Q for the three months ended March 31, 2023 and we will add the additional disclosures if write-offs during the period are material. The amended guidance has no impact on our consolidated results of operations, consolidated financial position, and cash flows.
Fair Value Measurements
In June 2022, the FASB amended guidance to clarify that the fair value of investments in equity instruments with contractual sale restrictions should not be discounted as a result of the contractual restrictions. Additionally, the new guidance mandated disclosure of the fair value of any such securities, a description of the nature and duration of the restrictions, and circumstances that could cause a lapse in the restrictions. The new guidance is effective for us beginning with valuations that occur after January 1, 2024 and is not expected to have any impact on our consolidated results of operations, consolidated financial position, and cash flows.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Preneed receivables, net	$1,326,506	$1,243,781

Trust investments, at market	5,547,990	6,536,851
Insurance-backed fixed income securities and other	225,828	231,589
Trust investments	5,773,818	6,768,440
Less: Cemetery perpetual care trust investments	(1,681,703)	(1,996,898)
Preneed trust investments	4,092,115	4,771,542

Preneed receivables, net and trust investments	$5,418,621	$6,015,323

14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	June 30, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$174,770	$1,195,158	$1,369,928
Unearned finance charges	(11,429)	(8,427)	(19,856)
Preneed receivables, at amortized cost	163,341	1,186,731	1,350,072
Reserve for credit losses	(14,034)	(9,532)	(23,566)
Preneed receivables, net	$149,307	$1,177,199	$1,326,506

	December 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$162,183	$1,125,539	$1,287,722
Unearned finance charges	(12,038)	(11,176)	(23,214)
Preneed receivables, at amortized cost	150,145	1,114,363	1,264,508
Reserve for credit losses	(12,722)	(8,005)	(20,727)
Preneed receivables, net	$137,423	$1,106,358	$1,243,781
At June 30, 2022, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$45,242	$54,855	$28,813	$15,829	$5,417	$13,185	$163,341
Cemetery	279,990	438,945	252,283	116,143	60,011	39,359	1,186,731
Total preneed receivables, at amortized cost	$325,232	$493,800	$281,096	$131,972	$65,428	$52,544	$1,350,072

At June 30, 2022, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,241	$2,743	$1,662	$19,934	$27,580	$135,761	$163,341
Cemetery	33,783	24,728	5,538	4,535	68,584	1,118,147	1,186,731
Total preneed receivables, at amortized cost	$37,024	$27,471	$7,200	$24,469	$96,164	$1,253,908	$1,350,072
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2022:

	December 31, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	June 30, 2022
	(In thousands)
Funeral	$(12,722)	$(2,950)	$1,636	$2	$(14,034)
Cemetery	(8,005)	(1,861)	333	1	(9,532)
Total reserve for credit losses on preneed receivables	$(20,727)	$(4,811)	$1,969	$3	$(23,566)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Deposits	$140,450	$133,819	$268,422	$254,102
Withdrawals	$123,787	$117,578	$246,151	$230,158
Purchases of securities	$434,659	$379,836	$903,956	$812,567
Sales of securities	$429,281	$399,076	$823,683	$831,075
Realized gains from sales of securities(1)	$117,684	$174,732	$221,239	$304,919
Realized losses from sales of securities(1)	$(52,711)	$(17,644)	$(80,643)	$(33,812)
(1)All realized gains and losses are recognized in Other (expense) income, net for our trust investments and are offset by a corresponding reclassification in Other (expense) income, net to Deferred receipts held in trust and Care trusts’ corpus.

16 Service Corporation International

PART I
The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		June 30, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,838	$159	$(1,480)	$48,517
Canadian government	2	32,889	17	—	32,906
Corporate	2	1,362	1	(99)	1,264
Residential mortgage-backed	2	1,428	1	(61)	1,368
Asset-backed	2	300	1	(44)	257
Equity securities:
Preferred stock	2	4,341	—	(1,492)	2,849
Common stock:
United States	1	1,723,029	236,461	(254,580)	1,704,910
Canada	1	48,097	11,750	(14,763)	45,084
Other international	1	149,430	8,764	(27,600)	130,594
Mutual funds:
Equity	1	908,801	55,050	(130,621)	833,230
Fixed income	1	1,109,802	9,875	(140,217)	979,460
Other	3	187	1	—	188
Trust investments, at fair value		4,029,504	322,080	(570,957)	3,780,627
Commingled funds
Fixed income		677,724	78,464	(73,699)	682,489
Equity		234,318	65,230	(6,194)	293,354
Money market funds		319,375	—	—	319,375
Alternative investments		309,352	163,765	(972)	472,145
Trust investments, at net asset value		1,540,769	307,459	(80,865)	1,767,363
Trust investments, at market		$5,570,273	$629,539	$(651,822)	$5,547,990
FORM 10-Q 17

PART I

		December 31, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,002	$795	$(283)	$51,514
Canadian government	2	29,881	28	—	29,909
Corporate	2	170	6	(2)	174
Residential mortgage-backed	2	1,407	58	(15)	1,450
Asset-backed	2	274	2	(10)	266
Equity securities:
Preferred stock	2	4,843	4	(1,024)	3,823
Common stock:
United States	1	1,648,785	624,349	(56,092)	2,217,042
Canada	1	34,787	19,617	(898)	53,506
Other international	1	129,486	42,171	(9,819)	161,838
Mutual funds:
Equity	1	875,828	140,893	(10,116)	1,006,605
Fixed income	1	1,025,327	12,560	(18,675)	1,019,212
Other	3	187	1	—	188
Trust investments, at fair value		3,801,977	840,484	(96,934)	4,545,527
Commingled funds
Fixed income		662,125	115,939	(3,171)	774,893
Equity		230,926	161,125	(114)	391,937
Money market funds		408,762	—	—	408,762
Alternative investments		292,888	128,197	(5,353)	415,732
Trust investments, at net asset value		1,594,701	405,261	(8,638)	1,991,324
Trust investments, at market		$5,396,678	$1,245,745	$(105,572)	$6,536,851
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
The change in our market-based trust investments with significant unobservable inputs (Level 3) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Fair value, beginning balance	$188	$190	$188	$190
Net realized and unrealized (losses) included in Other income, net(1)	—	(1)	—	(1)
Fair value, ending balance	$188	$189	$188	$189
(1)All net realized and unrealized (losses) recognized in Other (expense) income, net for our trust investments are offset by a corresponding reclassification in Other (expense) income, net to Deferred receipts held in trust and Care trusts' corpus.
18 Service Corporation International

PART I
Maturity dates of our fixed income securities range from 2022 to 2040. Maturities of fixed income securities (excluding mutual funds) at June 30, 2022 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$53,260
Due in one to five years	25,888
Due in five to ten years	4,963
Thereafter	201
Total estimated maturities of fixed income securities	$84,312
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $35.7 million and $43.8 million, for the three months ended June 30, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $20.8 million and $27.0 million for the three months ended June 30, 2022 and 2021, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $81.5 million and $88.8 million, for the six months ended June 30, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $45.3 million and $47.8 million for the six months ended June 30, 2022 and 2021, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Deferred revenue	$2,386,552	$2,259,364
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(803,158)	(726,615)
Deferred revenue, net	$1,583,394	$1,532,749
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2022	2021
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,299,241	$5,761,291
Net preneed contract sales	753,691	644,559
Acquisitions (dispositions) of businesses, net	889	(604)
Net investment (losses) gains(1)	(692,181)	312,837
Recognized revenue from backlog(2)	(301,448)	(270,817)
Recognized revenue from current period sales	(312,274)	(285,596)
Change in amounts due on unfulfilled performance obligations	(76,884)	(40,933)
Change in cancellation reserve	(331)	(108)
Effect of foreign currency and other	(1,652)	8,170
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,669,051	$6,128,799
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.3% and 22.6% for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 25.8% and 24.2% for the six months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the three and six months ended June 30, 2022 was primarily due to non-deductible losses in the cash surrender value of certain life insurance policies due to negative returns in the financial markets, which increased tax expense for us in the quarter. The effective tax rate for the six months ended June 30, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
Unrecognized Tax Benefits
As of June 30, 2022, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.8 million.
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
5. Debt
The components of Debt are:

	June 30, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$138,274	$152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	552,500	568,750
Bank Credit Facility due May 2024	240,000	155,000
Obligations under finance leases	124,824	136,847
Mortgage notes and other debt, maturities through 2050	54,201	48,113
Unamortized debt issuance costs	(42,084)	(45,100)
Total debt	4,017,715	3,966,320
Less: Current maturities of long-term debt	(63,240)	(65,016)
Total long-term debt	$3,954,475	$3,901,304
Current maturities of debt at June 30, 2022 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.94% and 3.70% at June 30, 2022 and December 31, 2021, respectively. Approximately, 78% and 79% of our total debt had a fixed interest rate at June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, we paid $76.2 million and $69.0 million in cash interest, respectively.
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum
20 Service Corporation International

PART I
interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of June 30, 2022, we were in compliance with all of our debt covenants. We issued $33.7 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10% at June 30, 2022. As of June 30, 2022, we had $726.3 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 2.67% and 1.11% at June 30, 2022 and December 31, 2021, respectively.
Debt Issuances and Additions
During the six months ended June 30, 2022, we drew $135.0 million on our Bank Credit Facility and issued $8.0 million in other debt primarily for general corporate purposes, respectively.
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
Debt Extinguishments and Reductions
During the six months ended June 30, 2022, we made aggregate debt payments of $83.7 million for scheduled and early debt extinguishment payments including:
•$50.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$14.4 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$1.1 million of premiums paid on early extinguishment of debt; and
•$1.9 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $1.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the six months ended June 30, 2022.
During the six months ended June 30, 2021, we made aggregate debt payments of $717.9 million for scheduled and early debt extinguishment payments including:
•$545.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$150.0 million in aggregate principal of 8.0% Senior Notes due November 2021;
•$4.8 million of premiums paid on early extinguishment of debt; and
•$1.8 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $5.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the six months ended June 30, 2021.
6. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The carrying values of receivables on preneed funeral and cemetery contracts approximate fair value as the terms and conditions of these contracts are comparable to our current contract offerings.
FORM 10-Q 21

PART I
The fair value of our debt instruments at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$146,882	$181,511
4.625% Senior Notes due December 2027	520,030	575,443
5.125% Senior Notes due June 2029	708,750	809,737
3.375% Senior Notes due August 2030	696,728	836,825
4.0% Senior Notes due May 2031	683,000	813,552
Term Loan due May 2024	552,500	568,750
Bank Credit Facility due May 2024	240,000	155,000
Mortgage notes and other debt, maturities through 2050	51,386	46,878
Total fair value of debt instruments	$3,599,276	$3,987,696
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2022, we repurchased 5,648,791 shares of common stock at an aggregate cost of $360.1 million, which is an average cost per share of $63.75. During May 2022, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $534.1 million at June 30, 2022.
Subsequent to June 30, 2022, we repurchased 544,382 shares for $38.2 million at an average cost per share of $70.17. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $495.9 million.
22 Service Corporation International

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$285,991	$282,333	$639,360	$620,403
Matured preneed revenue	165,768	159,452	360,695	349,641
Core funeral revenue	451,759	441,785	1,000,055	970,044
Non-funeral home revenue	17,734	16,882	38,544	36,611
Recognized preneed revenue	42,570	33,113	85,692	74,862
Other revenue	36,749	39,923	73,618	69,624
Total funeral revenue	548,812	531,703	1,197,909	1,151,141
Cemetery revenue:
Atneed revenue	109,404	109,030	232,793	233,651
Recognized preneed property revenue	218,028	222,866	439,567	441,140
Recognized preneed merchandise and services revenue	84,828	87,718	169,828	173,536
Core cemetery revenue	412,260	419,614	842,188	848,327
Other revenue	29,783	36,218	63,161	66,048
Total cemetery revenue	442,043	455,832	905,349	914,375
Total revenue from customers	$990,855	$987,535	$2,103,258	$2,065,516
Gross profit:
Funeral gross profit	$116,629	$111,813	$312,612	$306,199
Cemetery gross profit	150,016	161,511	330,946	349,568
Gross profit from reportable segments	266,645	273,324	643,558	655,767
Corporate general and administrative expenses	(45,721)	(33,649)	(87,425)	(75,318)
Gains on divestitures and impairment charges, net	294	6,162	783	7,428
Operating income	221,218	245,837	556,916	587,877
Interest expense	(40,571)	(37,435)	(79,599)	(73,247)
Losses on early extinguishment of debt, net	(1,225)	(5,226)	(1,225)	(5,226)
Other (expense) income, net	(1,103)	655	(975)	996
Income before income taxes	$178,319	$203,831	$475,117	$510,400
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2022	$931,617	$59,238	$990,855
2021	$933,644	$53,891	$987,535
Six months ended June 30,
Revenue from external customers:
2022	$1,982,237	$121,021	$2,103,258
2021	$1,953,614	$111,902	$2,065,516
FORM 10-Q 23

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2022 and December 31, 2021, we had self-insurance reserves of $94.1 million and $94.3 million, respectively.
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
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court Southern District of Florida Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds, general, actual, compensatory and exemplary damages, civil penalties, interest, and attorney fees. The parties have reached a tentative settlement of the lawsuit that would include an immaterial payment of attorney fees and provide consumers enhanced cancellation rights under certain circumstances. The settlement is subject to court approval and notice to the class.

24 Service Corporation International

PART I
Unclaimed Property Audit
We received notices from auditors representing the unclaimed property departments of thirty-nine states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the trusted preneed funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$132,670	$157,705	$352,183	$386,584
Weighted average shares:
Weighted average shares — basic	158,705	168,450	160,009	169,180
Stock options	2,521	2,363	2,486	2,382
Restricted share units	64	50	73	54
Weighted average shares — diluted	161,290	170,863	162,568	171,616
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.84	$0.94	$2.20	$2.29
Diluted	$0.82	$0.92	$2.17	$2.25

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Antidilutive options	561	1,612	419	1,445

FORM 10-Q 25

PART II
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $2.0 million and $3.6 million, net of cash acquired, for several business acquisitions during the six months ended June 30, 2022 and 2021, respectively, and $3.9 million and $10.5 million, net of cash acquired, for several real estate acquisitions during the six months ended June 30, 2022 and 2021, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gains on divestitures, net	$388	$6,267	$1,089	$7,593
Impairment losses	(94)	(105)	(306)	(165)
Gains on divestitures and impairment charges, net	$294	$6,162	$783	$7,428

26 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2022, we operated 1,459 funeral service locations and 488 cemeteries (including 300 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.3 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2022. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Recent Trends
Like most businesses world-wide, COVID-19 and recent inflationary and economic pressures are impacting various aspects of our business operations; however, we cannot, with certainty, predict the scope, severity, or duration with which COVID-19 and these pressures will continue to impact our business, financial condition, results of operations, and cash flows. As these trends continue, we are actively monitoring the potential impact on our business operations from both a revenue and cost perspective.
In 2022, the families we serve are generally selecting to have funerals and celebrations of life either with the same service and merchandise levels we experienced before the COVID-19 pandemic or are choosing to celebrate with even more robust services. The increase we have seen in the number of families who desire more comprehensive memorial services has driven growth in our preneed sales as well as positively affected our average revenue per funeral service. We view this as evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $472.9 million in the first six months of 2022. As of June 30, 2022, we had $726.3 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2022, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with
FORM 10-Q 27

PART I
the increase in funeral services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range.

Our financial covenant requirements and actual ratios as of June 30, 2022 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	2.69
Interest coverage ratio	3.00 (Min)	9.54
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
Operating Activities
Net cash provided by operating activities was $472.9 million and $489.8 million for the six months ended June 30, 2022 and 2021, respectively. Cash flow from operations decreased $16.9 million for the six months ended June 30, 2022 versus the same period in 2021. The 2022 decrease over 2021 comprises:
•a $59.0 million increase in vendor and other payments,
•a $57.0 million increase in employee compensation payments, and
•a $7.2 million increase in cash interest payments partially offset by
•a $90.2 million increase in cash receipts from customers,
•a $10.2 million increase in General Agency (GA) commission and other receipts,
•a $4.4 million decrease in cash tax payments, and
•a $1.5 million increase in net trust withdrawals.
Investing Activities
Cash flows from investing activities used $151.9 million and $108.6 million for the six months ended June 30, 2022 and 2021, respectively. The $43.3 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $49.2 million increase in capital expenditures and
28 Service Corporation International

PART I
•a $5.3 million decrease in cash receipts from divestitures and asset sales, partially offset by
•a $6.6 million decrease in cash spent on real estate acquisitions,
•a $1.8 million decrease in payments for Company-owned life insurance policies, net of proceeds,
•a $1.6 million decrease in cash spent on business acquisitions, and
•a $1.2 million increase in proceeds from sale of investments.
Financing Activities
Financing activities used $388.0 million for the six months ended June 30, 2022 compared to using $176.5 million for the same period in 2021. The $211.5 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $172.9 million increase in purchase of Company common stock,
• a $31.0 million decrease in debt proceeds, net of repayments, and
•a $8.7 million increase in payments of dividends.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed sales activities. The obligations underlying these surety bonds are recorded on unaudited Condensed Consolidated Balance Sheet as Deferred revenue, net. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	June 30, 2022	December 31, 2021
	(In millions)
Preneed funeral	$68.6	$89.2
Preneed cemetery:
Merchandise and services	135.9	147.0
Pre-construction	26.7	24.8
Bonds supporting preneed funeral and cemetery obligations	231.2	261.0
Bonds supporting preneed business permits	8.4	7.0
Other bonds	21.1	20.4
Total surety bonds outstanding	$260.7	$288.4
When selling preneed contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. The amount of the bond posted is generally determined by the total amount of the preneed contract that would otherwise be required to be trusted, in accordance with applicable state law.
Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying preneed contracts, unless we are given prior notice of cancellation. We discontinued using surety bonds in lieu of trusting for new sales of preneed funeral and cemetery merchandise and services in 2020. As a result, we expect to see continued decreases in the outstanding surety bond amounts for these items. We continue to use surety bonds for pre-construction sales of cemetery property where permitted.
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

FORM 10-Q 29

PART I
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency revenues are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is complete. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$173.6	$180.3	$338.3	$313.6
Sales production (number of contracts) (1)	27,942	30,436	54,846	54,225
General agency revenue	$41.8	$43.1	$84.8	$77.2
Maturities	$92.6	$87.5	$203.0	$198.8
Maturities (number of contracts)	15,126	14,608	33,278	33,604
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
30 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$130.6	$112.2	$261.6	$229.3
Sales production (number of contracts)	32,630	28,740	66,237	60,469
Maturities	$84.0	$82.3	$180.9	$172.9
Maturities (number of contracts)	19,879	19,265	42,719	42,159
Cemetery:
Sales production:
Preneed	$351.4	$359.7	$713.6	$683.9
Atneed	107.3	112.2	240.3	242.3
Total sales production	$458.7	$471.9	$953.9	$926.2
Sales production deferred to backlog:
Preneed	$166.8	$150.5	$349.5	$275.4
Atneed	75.4	79.9	167.2	169.1
Total sales production deferred to backlog	$242.2	$230.4	$516.7	$444.5
Revenue recognized from backlog:
Preneed	$105.1	$85.3	$208.5	$170.4
Atneed	77.3	75.7	158.3	157.9
Total revenue recognized from backlog	$182.4	$161.0	$366.8	$328.3
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2022 and December 31, 2021. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2022 and December 31, 2021. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 31

PART I

	June 30, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.58	$1.58	$1.53	$1.53
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.80	0.80	0.72	0.72
Deferred receipts held in trust	4.09	4.09	4.77	3.93
Allowance for cancellation on trust investments	(0.28)	(0.28)	(0.33)	(0.27)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.19	6.19	6.69	5.91
Backlog of insurance-funded revenue (1)	7.15	7.15	6.97	6.97
Total backlog of deferred revenue	$13.34	$13.34	$13.66	$12.88

Preneed receivables, net and trust investments	$5.42	$5.42	$6.02	$5.18
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.80	0.80	0.71	0.71
Allowance for cancellation on trust investments	(0.28)	(0.28)	(0.33)	(0.27)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.94	5.94	6.40	5.62
Insurance policies associated with insurance-funded deferred revenue (1)	7.15	7.15	6.97	6.97
Total assets associated with backlog of preneed revenue	$13.09	$13.09	$13.37	$12.59
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet .
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2022, the difference between the backlog and asset market amounts represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.23 billion collected from customers that were not required to be deposited into trusts, and $0.16 billion in allowable cash distributions from trust assets partially offset by $1.33 billion in amounts due on delivered property and merchandise. As of June 30, 2022, the fair value of the total backlog comprised $3.69 billion related to cemetery contracts and $9.65 billion related to funeral contracts. As of June 30, 2022, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.63 billion related to cemetery contracts and $2.31 billion related to funeral contracts. As of June 30, 2022, the backlog of insurance-funded contracts of $7.15 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
32 Service Corporation International

PART I
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
As of June 30, 2022, approximately 94% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2022, the largest single equity position represented less than 1% of the total securities portfolio.
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
FORM 10-Q 33

PART I
Trust Performance
During the six months ended June 30, 2022, the Standard and Poor’s 500 Index decreased 20.0% and the Barclay’s Aggregate Index decreased 10.4%. This compares to SCI trusts that decreased 14.6% during the same period. SCI trusts have a diversified allocation of approximately 55% equities, 29% fixed income securities, 11% alternative and other investments with the remaining 5% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $81.5 million and $88.8 million for the six months ended June 30, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $45.3 million and $47.8 million for the six months ended June 30, 2022 and 2021, respectively. The decline in recognized trust fund income is primarily due to negative market returns experienced during the first half of 2022 as well as the timing of capital gains and other distributions.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six Months Ended June 30, 2022 and 2021
Three Months Ended June 30, 2022 and 2021
Management Summary
In the second quarter of 2022, we reported consolidated net income attributable to common stockholders of $132.7 million ($0.82 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2021 of $157.7 million ($0.92 per diluted share). These results were impacted by certain items including:

	Three months ended June 30,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$0.3	$6.2
Pre-tax losses on early extinguishment of debt, net	$(1.2)	$(5.2)
Pre-tax foreign currency exchange loss	$(1.5)	$—
Tax effect from above items	$0.5	$(0.6)
Change in uncertain tax reserves and other	$(0.5)	$(0.1)
In addition to the above items, the decrease over the prior year is primarily due to an expected decline in gross profit related to decreases in COVID-19 related activity and lower trust fund income, increased corporate and general administration expenses, and higher interest and taxes. These results were slightly offset by the benefit of fewer shares outstanding and an increase in contributions from recent acquisitions and new builds of funeral homes and cemeteries.
34 Service Corporation International

PART I
Funeral Results

	Three months ended June 30,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$548.8	$531.7
Less: revenue associated with acquisitions/new construction	8.9	0.2
Less: revenue associated with divestitures	0.2	1.5
Comparable(1) funeral revenue	539.7	530.0
Less: comparable recognized preneed revenue	42.2	33.1
Less: comparable general agency and other revenue	36.3	39.8
Adjusted comparable funeral revenue	$461.2	$457.1
Comparable services performed	84,521	85,296
Comparable average revenue per service(2)	$5,457	$5,359

Consolidated funeral gross profit	$116.6	$111.8
Less: gross profit (loss) associated with acquisitions/new construction	0.7	(0.2)
Less: gross losses associated with divestitures	(0.6)	(1.0)
Comparable(1) funeral gross profit	$116.5	$113.0
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending June 30, 2022.
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
Funeral Revenue
Consolidated revenue from funeral operations was $548.8 million for the three months ended June 30, 2022 compared to $531.7 million for the same period in 2021. This $17.1 million increase is primarily attributable to the $8.7 million revenue growth contributed by acquired and newly constructed properties and a $9.7 million increase in comparable revenue as described below partially offset by the loss of $1.3 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $539.7 million for the three months ended June 30, 2022 compared to $530.0 million for the same period in 2021. This $9.7 million, or 1.8%, increase was primarily driven by growth in core funeral revenue and recognized preneed revenue of $3.4 million and $9.1 million, respectively.
Comparable average revenue per funeral service grew 1.8%, for the three months ended June 30, 2022, compared to the same period in 2021, that more than offset the 2.0% decrease in core funeral services performed over the same period. Our total comparable cremation rate increased 200 basis points to 61.2% for the three months ended June 30, 2022.
Funeral Gross Profit
Consolidated funeral gross profit increased $4.8 million, or 4.3%, for the three months ended June 30, 2022 compared to 2021. This increase is primarily attributable to the growth in comparable funeral gross profit of $3.5 million, or 3.1%, as well as a $0.9 million higher gross profit from acquired and newly constructed properties. Comparable funeral gross profit grew $3.5 million to $116.5 million and the comparable gross profit percentage grew 30 basis points to 21.6%, primarily due to the higher revenue mentioned above. Additionally, the prior year quarter had higher fixed expenses associated with the timing of incentive compensation costs and pent up repairs and maintenance costs.
FORM 10-Q 35

PART I
Cemetery Results

	Three months ended June 30,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$442.0	$455.8
Less: revenue associated with acquisitions/new construction	4.5	—
Less: revenue associated with divestitures	—	0.1
Comparable(1) cemetery revenue	$437.5	$455.7

Consolidated cemetery gross profit	$150.0	$161.5
Less: gross profit (loss) associated with acquisitions/new construction	2.6	(0.1)
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$147.4	$161.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending June 30, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $13.8 million, or 3.0%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a $18.2 million decrease in comparable cemetery revenue partially offset by $4.5 million in revenue growth contributed by acquired and newly constructed properties. The $18.2 million, or 4.0% decrease in comparable cemetery revenue was primarily attributable to a $11.7 million decrease in comparable cemetery core revenue. This comparable cemetery core revenue decline was primarily driven by a $11.2 million, or 3.1%, decrease in comparable preneed cemetery sales production as the prior year quarter benefited from strong growth during a heightened period of awareness from the COVID-19 pandemic. Also, a portion of the current quarter property sales were deferred and will benefit us in future quarters as the undeveloped property sold is constructed. Comparable cemetery other revenue also decreased $6.5 million, or 18.0%, primarily from a decrease in endowment care trust fund income as a result of capital gain distributions in the prior year quarter which did not recur in the current quarter.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $11.5 million, or 7.1%, in the three months ended June 30, 2022 compared to the same period in 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $14.1 million, or 8.7%, partially offset by a $2.7 million increase in gross profit from acquired and newly constructed properties. Comparable cemetery gross profit decreased $14.1 million to $147.4 million, and the gross profit percentage decreased 170 basis points to 33.7%, primarily due to the decline in revenue mentioned.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $12.1 million to $45.7 million for the second quarter of 2022 compared to the second quarter of 2021. The increase is related to the timing of favorable adjustments to workers compensation and general liability and incentive compensation costs in the prior year quarter. Additionally, we incurred $3.0 million of increased expenses related to our long-term incentive compensation plan that is tied to increases in total shareholder return during the current quarter.
Gains on Divestitures and Impairment Charges, Net
We recognized a $0.3 million net pre-tax gain on asset divestitures and impairments in the second quarter of 2022 compared to a $6.2 million net pre-tax gain in the second quarter of 2021 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $3.1 million to $40.6 million for the three months ended June 30, 2022 primarily due to our May 2021 refinancing combined with higher interest on our floating rate debt.
FORM 10-Q 36

PART I
Provision for Income Taxes
Our effective tax rate was 25.3% and 22.6% for the three months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended June 30, 2022 was primarily due to non-deductible losses in the cash surrender value of certain life insurance policies due to negative returns in the financial markets, which increased tax expense for us in the quarter.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 161.3 million for the three months ended June 30, 2022 compared to 170.9 million for the same period in 2021. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Six Months Ended June 30, 2022 and 2021
Management Summary
In the first six months of 2022, we reported consolidated net income attributable to common stockholders of $352.2 million ($2.17 per diluted share) compared to net income attributable to common stockholders for the same period in 2021 of $386.6 million ($2.25 per diluted share). These results were impacted by certain items including:

	Six months ended June 30,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$0.8	$7.4
Pre-tax losses on early extinguishment of debt, net	$(1.2)	$(5.2)
Pre-tax foreign currency exchange loss	$(1.5)	$—
Tax effect from significant items	$0.3	$(0.8)
Change in uncertain tax reserves and other	$(0.9)	$(0.1)
In addition to the above items, the decrease over the prior year is primarily due to a decline in gross profit, increased corporate and general administration expenses, and higher interest and taxes, which was slightly offset by the benefit of fewer shares outstanding and non-organic contributions from recent acquisitions and new builds of funeral homes and cemeteries.
FORM 10-Q 37

PART I
Funeral Results

	Six months ended June 30,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,197.9	$1,151.1
Less: revenue associated with acquisitions/new construction	21.9	0.2
Less: revenue associated with divestitures	0.7	3.4
Comparable(1) funeral revenue	1,175.3	1,147.5
Less: comparable recognized preneed revenue	85.1	74.8
Less: comparable general agency and other revenue	72.7	69.5
Adjusted comparable funeral revenue	$1,017.5	$1,003.2
Comparable services performed	187,025	191,277
Comparable average revenue per service(2)	$5,440	$5,245

Consolidated funeral gross profit	$312.6	$306.2
Less: gross profit (losses) associated with acquisitions/new construction	3.4	(0.3)
Less: gross losses associated with divestitures	(0.7)	(1.9)
Comparable(1) funeral gross profit	$309.9	$308.4
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending June 30, 2022.
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
Funeral Revenue
Consolidated revenue from funeral operations was $1,197.9 million for the six months ended June 30, 2022, compared to $1,151.1 million for the same period in 2021. This $46.8 million increase is primarily attributable to the $21.7 million growth in revenue contributed by acquired and newly constructed properties and a $27.8 million increase in comparable revenue as described below partially offset by the loss of $2.7 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,175.3 million for the six months ended June 30, 2022 compared to $1,147.5 million for the same period in 2021. This $27.8 million, or 2.4%, increase was primarily attributable to an increase in our comparable average revenue per service. Additionally, we experienced a $3.2 million increase in comparable general agency and other revenue and a $10.3 million increase in comparable recognized preneed revenue as the growth from both resulted from higher comparable preneed funeral sales production. Comparable services performed declined 2.2% during the six months ended June 30, 2022 compared to the same period in 2021, which was heavily impacted by COVID-19 mortality.
Comparable average revenue per funeral service grew 3.7% for the six months ended June 30, 2022 compared to the same period in 2021. This average revenue growth was primarily attributable to our customers desire for more comprehensive services including items such catering and flowers. Our total comparable cremation rate increased 170 basis points to 60.5% for the six months ended June 30, 2022.
Funeral Gross Profit
Consolidated funeral gross profit increased $6.4 million, or 2.1%, in the first six months of 2022 compared to 2021. This growth is primarily attributable to a $3.7 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $1.5 million to $309.9 million while the comparable gross profit percentage decreased 50 basis points to 26.4%. Funeral margins were impacted by the increase in revenue described above along with higher cost in the current year relative to the prior year as staffing and service levels normalized driven by more comprehensive services compared to the prior year.
FORM 10-Q 38

PART I
Cemetery Results

	Six months ended June 30,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$905.3	$914.4
Less: revenue associated with acquisitions/new construction	8.4	—
Less: revenue associated with divestitures	—	0.2
Comparable(1) cemetery revenue	$896.9	$914.2

Consolidated cemetery gross profit	$330.9	$349.6
Less: gross profit (losses) associated with acquisitions/new construction	5.0	(0.1)
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$325.9	$349.6
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending June 30, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $9.1 million, or 1.0%, for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a $17.3 million, or 1.9%, decrease in comparable cemetery revenue partially offset by a $8.4 million increase in revenue contributed by newly constructed and acquired properties. The $17.3 million decrease in comparable cemetery revenue is primarily driven by $12.7 million, or 2.1%, decline in comparable cemetery recognized preneed revenue as well as a $3.0 million, or 4.5%, decrease in comparable cemetery other revenue as a result of capital gain distributions in the prior year which did not recur in 2022.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $18.7 million in the six months ended June 30, 2022 compared to the same period in 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $23.7 million partially offset by a $5.1 million increase in revenue contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased $23.7 million to $325.9 million, and the gross profit percentage decreased 190 basis points to 36.3%, primarily due to the decline in comparable cemetery revenue mentioned above and a decline in incentive compensation costs during the current year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $12.1 million to $87.4 million for the six months ended June 30, 2022. The increase is related to long-term incentive compensation plan that is tied to increases in total shareholder return as well as increased workers compensation and general liability insurance claims.
Gains on Divestitures and Impairment Charges, Net
We recognized a $0.8 million net pre-tax gain on asset divestitures and impairments in the six months ended June 30, 2022 compared to a $7.4 million pre-tax gain on asset divestitures in the six months ended June 30, 2021 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $6.4 million to $79.6 million for six months ended June 30, 2022 primarily due to our May 2021 refinancing combined with higher interest on our floating rate debt.
Provision for Income Taxes
Our effective tax rate was 25.8% and 24.2% for the six months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the six months ended June 30, 2022 was primarily due to non-deductible losses in the cash surrender value of certain life insurance policies due to negative returns in the financial markets, which increased tax expense for us in the quarter. The effective tax rate for the six months ended June 30, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
FORM 10-Q 39

PART I
Weighted Average Shares
The diluted weighted average number of shares outstanding was 162.6 million for the six months ended June 30, 2022 compared to 171.6 million for the same period in 2021. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
•Our results may be adversely affected by significant weather events, natural disasters, catastrophic events, or public health crises.
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
FORM 10-Q 40

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2022 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.

FORM 10-Q 41

PART II
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
42 Service Corporation International

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2022 — April 30, 2022 (1)	396,223	$67.68	395,208	$213,560,808
May 1, 2022 — May 31, 2022 (2)	547,484	$67.03	547,253	$574,317,013
June 1, 2022 — June 30, 2022	600,850	$66.97	600,850	$534,080,967
	1,544,557		1,543,311
(1) 1,015 shares were purchased in April 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 231 shares were purchased in May 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No other information.
FORM 10-Q 43

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

44 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2022	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 45