Form 10-Q
period 2022-09-30
SERVICE CORP INTERNATIONAL
filed 2022-11-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of November 2, 2022 was 153,805,512 (net of treasury shares).

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
Cemetery Marker — A method of identifying a deceased person in a particular burial space, crypt, niche, or cremation memorialization property. Permanent burial and cremation memorialization cemetery markers are usually made of bronze or stone.
Cemetery Merchandise and Services — Stone and bronze memorials, cemetery markers, outer burial containers, floral placement, graveside services, merchandise installations, urns, and interments.
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
Funeral Recognized Preneed Revenue — Funeral merchandise and travel protection, net, sold to a preneed customer and delivered before a death has occurred.
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
FORM 10-Q 3

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
Travel Protection — A service provided by a third-party that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$508,746	$532,722	$1,600,109	$1,607,090
Service revenue	403,725	432,458	1,278,841	1,287,934
Other revenue	65,249	69,192	202,028	204,864
Total revenue	977,720	1,034,372	3,080,978	3,099,888
Costs of revenue
Cost of property and merchandise	(256,700)	(248,957)	(779,230)	(748,716)
Cost of service	(222,636)	(210,344)	(659,978)	(615,700)
Overhead and other expenses	(267,428)	(237,068)	(767,256)	(741,702)
Costs of revenue	(746,764)	(696,369)	(2,206,464)	(2,106,118)
Gross profit	230,956	338,003	874,514	993,770
Corporate general and administrative expenses	(41,911)	(41,461)	(129,336)	(116,779)
Gains on divestitures and impairment charges, net	14,403	7,804	15,186	15,232
Operating income	203,448	304,346	760,364	892,223
Interest expense	(43,508)	(38,618)	(123,107)	(111,865)
Losses on early extinguishment of debt, net	—	—	(1,225)	(5,226)
Other (expense) income, net	(1,514)	8,218	(2,489)	9,214
Income before income taxes	158,426	273,946	633,543	784,346
Provision for income taxes	(37,521)	(64,003)	(159,925)	(187,659)
Net income	120,905	209,943	473,618	596,687
Net income attributable to noncontrolling interests	(55)	(88)	(585)	(248)
Net income attributable to common stockholders	$120,850	$209,855	$473,033	$596,439
Basic earnings per share:
Net income attributable to common stockholders	$0.77	$1.25	$2.98	$3.54
Basic weighted average number of shares	156,781	167,417	158,921	168,586
Diluted earnings per share:
Net income attributable to common stockholders	$0.76	$1.23	$2.93	$3.49
Diluted weighted average number of shares	159,100	170,005	161,398	171,057
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$120,905	$209,943	$473,618	$596,687
Other comprehensive income:
Foreign currency translation adjustments	(22,046)	(11,345)	(28,634)	594
Total comprehensive income	98,859	198,598	444,984	597,281
Total comprehensive income attributable to noncontrolling interests	(50)	(87)	(579)	(247)
Total comprehensive income attributable to common stockholders	$98,809	$198,511	$444,405	$597,034
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$167,965	$268,626
Receivables, net of reserves of $5,836 and $6,338, respectively	86,471	106,051
Inventories	31,595	25,935
Other	52,315	40,448
Total current assets	338,346	441,060
Preneed receivables, net of reserves of $24,363 and $20,727, respectively, and trust investments	5,278,066	6,015,323
Cemetery property	1,912,232	1,900,844
Property and equipment, net	2,297,950	2,252,158
Goodwill	1,907,169	1,915,082
Deferred charges and other assets, net of reserves of $3,616 and $4,577, respectively	1,150,264	1,169,813
Cemetery perpetual care trust investments	1,607,502	1,996,898
Total assets	$14,491,529	$15,691,178

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$641,400	$659,494
Current maturities of long-term debt	63,510	65,016
Income taxes payable	1,678	3,751
Total current liabilities	706,588	728,261
Long-term debt	4,127,411	3,901,304
Deferred revenue, net	1,600,338	1,532,749
Deferred tax liability	447,433	437,902
Other liabilities	407,269	438,903
Deferred receipts held in trust	3,921,886	4,766,492
Care trusts’ corpus	1,603,182	1,976,118
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 167,598,044 and 166,821,502 shares issued, respectively, and 154,737,723 and 163,114,202 shares outstanding, respectively	154,738	163,114
Capital in excess of par value	951,247	979,096
Retained earnings	559,631	727,021
Accumulated other comprehensive income	11,586	40,214
Total common stockholders’ equity	1,677,202	1,909,445
Noncontrolling interests	220	4
Total equity	1,677,422	1,909,449
Total liabilities and equity	$14,491,529	$15,691,178
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$473,618	$596,687
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	1,225	5,226
Depreciation and amortization	130,451	119,200
Amortization of intangibles	14,059	15,095
Amortization of cemetery property	69,059	75,394
Amortization of loan costs	5,182	4,736
Provision for expected credit losses	11,404	8,545
Provision for (benefit from) deferred income taxes	7,302	(8,125)
Gains on divestitures and impairment charges, net	(15,186)	(15,232)
Gain on sale of investments	(1,169)	—
Share-based compensation	11,063	10,630
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	15,349	(9,921)
Decrease (increase) in other assets	2,622	(39,681)
(Decrease) increase in payables and other liabilities	(17,147)	84,404
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(248,289)	(246,867)
Increase in deferred revenue, net	173,474	92,991
Increase in deferred receipts held in trust	22,426	37,280
Net cash provided by operating activities	655,443	730,362
Cash flows from investing activities:
Capital expenditures	(252,763)	(177,767)
Business acquisitions, net of cash acquired	(13,488)	(9,221)
Real estate acquisitions	(8,901)	(15,642)
Proceeds from divestitures and sales of property and equipment	31,394	25,602
Proceeds from sale of investments and other	1,330	—
Payments for Company-owned life insurance policies	(1,788)	(3,666)
Net cash used in investing activities	(244,216)	(180,694)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	325,000	820,000
Debt issuance costs	—	(13,640)
Scheduled payments of debt	(27,212)	(27,110)
Early payments and extinguishment of debt	(65,591)	(699,837)
Principal payments on finance leases	(26,779)	(25,421)
Proceeds from exercise of stock options	16,840	34,521
Purchase of Company common stock	(586,562)	(344,373)
Payments of dividends	(118,435)	(109,285)
Bank overdrafts and other	(13,854)	(3,497)
Net cash used in financing activities	(496,593)	(368,642)
Effect of foreign currency	(4,744)	(197)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(90,110)	180,829
Cash, cash equivalents, and restricted cash at beginning of period	278,555	238,610
Cash, cash equivalents, and restricted cash at end of period	$188,445	$419,439
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	228,879	5,005	76	233,960
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,568)	—	—	(35,568)
Employee share-based compensation earned	—	—	3,500	—	—	—	3,500
Stock option exercises	99	—	2,265	—	—	—	2,364
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(2,142)	(12,304)	(91,771)	—	—	(106,217)
Retirement of treasury shares	(3)	3	—	—	—	—	—
Balance at March 31, 2021	$175,051	$(6,214)	$975,232	$662,271	$44,371	$(51)	$1,850,660
Comprehensive income	—	—	—	157,705	6,934	84	164,723
Dividends declared on common stock ($0.21 per share)	—	—	—	(35,352)	—	—	(35,352)
Employee share-based compensation earned	—	—	3,596	—	—	—	3,596
Stock option exercises	644	—	13,328	—	—	—	13,972
Restricted stock awards, net of forfeitures	(3)	—	3	—	—	—	—
Purchase of Company common stock	—	(1,542)	(8,955)	(70,551)	—	—	(81,048)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	33	—	1,587	—	—	—	1,620
Balance at June 30, 2021	$175,725	$(7,756)	$984,791	$714,073	$51,305	$(27)	$1,918,111
Comprehensive income	—	—	—	209,855	(11,344)	87	198,598
Dividends declared on common stock ($0.23 per share)	—	—	—	(38,365)	—	—	(38,365)
Employee share-based compensation earned	—	—	3,534	—	—	—	3,534
Stock option exercises	666	—	17,601	—	—	—	18,267
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Purchase of Company common stock	—	(2,554)	(15,092)	(139,544)	—	—	(157,190)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at September 30, 2021	$176,391	$(10,310)	$989,834	$746,019	$39,961	$—	$1,941,895

(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	219,513	7,279	54	226,846
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,964)	—	—	(39,964)
Employee share-based compensation earned	—	—	3,687	—	—	—	3,687
Stock option exercises	7	—	265	—	—	—	272
Restricted stock awards and units, net of forfeitures	147	—	(147)	—	—	—	—
Purchase of Company common stock	—	(4,104)	(24,613)	(227,638)	—	—	(256,355)
Noncontrolling interest payments	—	—	—	—	—	(162)	(162)
Other	—	—	(1,127)	—	—	—	(1,127)
Balance at March 31, 2022	$166,976	$(7,812)	$957,161	$678,932	$47,493	$(104)	$1,842,646
Comprehensive income	—	—	—	132,670	(13,866)	475	119,279
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,663)	—	—	(39,663)
Employee share-based compensation earned	—	—	3,713	—	—	—	3,713
Stock option exercises	574	—	15,351	—	—	—	15,925
Restricted stock awards and units, net of forfeitures	2	—	(2)	—	—	—	—
Purchase of Company common stock	—	(1,545)	(9,327)	(92,887)	—	—	(103,759)
Noncontrolling interest payments	—	—	—	—	—	(141)	(141)
Other	24	—	1,559	—	—	—	1,583
Balance at June 30, 2022	$167,576	$(9,357)	$968,455	$679,052	$33,627	$230	$1,839,583
Comprehensive income	—	—	—	120,850	(22,041)	50	98,859
Dividends declared on common stock ($0.25 per share)	—	—	—	(38,808)	—	—	(38,808)
Employee share-based compensation earned	—	—	3,663	—	—	—	3,663
Stock option exercises	23	—	620	—	—	—	643
Restricted stock awards and units, net of forfeitures	—	(1)	1	—	—	—	—
Purchase of Company common stock	—	(3,503)	(21,482)	(201,463)	—	—	(226,448)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	—	—	(10)	—	—	—	(10)
Balance at September 30, 2022	$167,599	$(12,861)	$951,247	$559,631	$11,586	$220	$1,677,422
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including cemetery markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside memorial services, merchandise installation, and interments, are sold at our cemeteries.
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$167,965	$268,626
Restricted cash (1)
Included in Other current assets	18,245	7,847
Included in Deferred charges and other assets, net	2,235	2,082
Total restricted cash	20,480	9,929
Total cash, cash equivalents, and restricted cash	$188,445	$278,555
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$33,613	$26,019	$32,500	$175	$92,307
Reserve for credit losses	(3,228)	(2,104)	(359)	(145)	(5,836)
Receivables, net	$30,385	$23,915	$32,141	$30	$86,471

	December 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$49,011	$27,461	$35,650	$267	$112,389
Reserve for credit losses	(3,597)	(2,231)	(344)	(166)	(6,338)
Receivables, net	$45,414	$25,230	$35,306	$101	$106,051

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Notes receivable	$8,473	$8,684
Reserve for credit losses	(2,546)	(3,424)
Notes receivable, net	$5,927	$5,260

Long-term miscellaneous receivables	$8,139	$8,146
Reserve for credit losses	(1,070)	(1,153)
Long-term miscellaneous receivables, net	$7,069	$6,993

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the nine months ended September 30, 2022:

	December 31, 2021	(Provision) benefit for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency and Other	September 30, 2022
	(In thousands)
Trade receivables:
Funeral	$(3,597)	$(4,192)	$(27)	$6,082	$(1,698)	$204	$(3,228)
Cemetery	(2,231)	(572)	(17)	881	(168)	3	(2,104)
Total reserve for credit losses on trade receivables	$(5,828)	$(4,764)	$(44)	$6,963	$(1,866)	$207	$(5,332)

Miscellaneous receivables:
Current	$(344)	$(38)	$—	$—	$—	$23	$(359)
Long-term	(1,153)	83	—	—	—	—	(1,070)
Total reserve for credit losses on miscellaneous receivables	$(1,497)	$45	$—	$—	$—	$23	$(1,429)

Notes receivable	$(3,590)	$15	$—	$877	$—	$7	$(2,691)

At September 30, 2022, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$31,008	$747	$348	$301	$94	$2	$—	$32,500
Long-term	2,757	2,726	1,162	1,293	193	8	—	8,139
Total miscellaneous receivables	$33,765	$3,473	$1,510	$1,594	$287	$10	$—	$40,639

Notes receivable	$—	$—	$—	$49	$—	$4,675	$3,924	$8,648
At September 30, 2022, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$—	$135	$135	$32,365	$32,500
Long-term	—	—	—	—	—	8,139	8,139
Total miscellaneous receivables	$—	$—	$—	$135	$135	$40,504	$40,639

Notes receivable	$—	$—	$—	$1,116	$1,116	$7,532	$8,648

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
Financial Instruments
In March 2022, the FASB amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. This new disclosure is required for us beginning with our Form 10-Q for the three months ended March 31, 2023 and we will add the additional disclosures if write-offs during the period are material. The amended guidance is not expected to have any impact on our consolidated results of operations, consolidated financial position, and cash flows.
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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Preneed receivables, net	$1,347,159	$1,243,781

Trust investments, at market	5,320,816	6,536,851
Insurance-backed fixed income securities and other	217,593	231,589
Trust investments	5,538,409	6,768,440
Less: Cemetery perpetual care trust investments	(1,607,502)	(1,996,898)
Preneed trust investments	3,930,907	4,771,542

Preneed receivables, net and trust investments	$5,278,066	$6,015,323

14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	September 30, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$176,702	$1,213,588	$1,390,290
Unearned finance charges	(11,270)	(7,498)	(18,768)
Preneed receivables, at amortized cost	165,432	1,206,090	1,371,522
Reserve for credit losses	(13,713)	(10,650)	(24,363)
Preneed receivables, net	$151,719	$1,195,440	$1,347,159

	December 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$162,183	$1,125,539	$1,287,722
Unearned finance charges	(12,038)	(11,176)	(23,214)
Preneed receivables, at amortized cost	150,145	1,114,363	1,264,508
Reserve for credit losses	(12,722)	(8,005)	(20,727)
Preneed receivables, net	$137,423	$1,106,358	$1,243,781

At September 30, 2022, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$61,654	$48,407	$24,884	$13,341	$4,633	$12,513	$165,432
Cemetery	401,803	396,951	226,421	101,421	48,875	30,619	1,206,090
Total preneed receivables, at amortized cost	$463,457	$445,358	$251,305	$114,762	$53,508	$43,132	$1,371,522

At September 30, 2022, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,913	$3,146	$2,007	$20,517	$30,583	$134,849	$165,432
Cemetery	42,306	24,116	6,045	5,965	78,432	1,127,658	1,206,090
Total preneed receivables, at amortized cost	$47,219	$27,262	$8,052	$26,482	$109,015	$1,262,507	$1,371,522
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2022:

	December 31, 2021	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	September 30, 2022
	(In thousands)
Funeral	$(12,722)	$(3,498)	$2,498	$9	$(13,713)
Cemetery	(8,005)	(3,202)	538	19	(10,650)
Total reserve for credit losses on preneed receivables	$(20,727)	$(6,700)	$3,036	$28	$(24,363)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Deposits	$134,918	$134,923	$403,340	$389,025
Withdrawals	$120,314	$111,196	$366,465	$341,354
Purchases of securities	$389,487	$475,748	$1,293,426	$1,287,957
Sales of securities	$378,798	$418,261	$1,202,445	$1,249,066
Realized gains from sales of securities(1)	$53,134	$97,155	$274,373	$402,074
Realized losses from sales of securities(1)	$(69,442)	$(23,983)	$(150,085)	$(57,795)
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

		September 30, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,521	$29	$(2,109)	$43,441
Canadian government	2	29,079	15	—	29,094
Corporate	2	1,357	—	(129)	1,228
Residential mortgage-backed	2	1,424	—	(110)	1,314
Asset-backed	2	299	1	(50)	250
Equity securities:
Preferred stock	2	4,350	—	(2,009)	2,341
Common stock:
United States	1	1,674,835	210,790	(272,253)	1,613,372
Canada	1	44,694	10,484	(13,826)	41,352
Other international	1	145,601	5,905	(29,682)	121,824
Mutual funds:
Equity	1	933,390	39,591	(184,846)	788,135
Fixed income	1	1,129,188	2,767	(181,305)	950,650
Other	3	187	1	—	188
Trust investments, at fair value		4,009,925	269,583	(686,319)	3,593,189
Commingled funds
Fixed income		726,801	9	(97,686)	629,124
Equity		308,184	6,918	(9,379)	305,723
Money market funds		317,884	—	—	317,884
Alternative investments		302,912	172,349	(365)	474,896
Trust investments, at net asset value		1,655,781	179,276	(107,430)	1,727,627
Trust investments, at market		$5,665,706	$448,859	$(793,749)	$5,320,816
FORM 10-Q 17

PART I

		December 31, 2021
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,002	$795	$(283)	$51,514
Canadian government	2	29,881	28	—	29,909
Corporate	2	170	6	(2)	174
Residential mortgage-backed	2	1,407	58	(15)	1,450
Asset-backed	2	274	2	(10)	266
Equity securities:
Preferred stock	2	4,843	4	(1,024)	3,823
Common stock:
United States	1	1,648,785	624,349	(56,092)	2,217,042
Canada	1	34,787	19,617	(898)	53,506
Other international	1	129,486	42,171	(9,819)	161,838
Mutual funds:
Equity	1	875,828	140,893	(10,116)	1,006,605
Fixed income	1	1,025,327	12,560	(18,675)	1,019,212
Other	3	187	1	—	188
Trust investments, at fair value		3,801,977	840,484	(96,934)	4,545,527
Commingled funds
Fixed income		662,125	115,939	(3,171)	774,893
Equity		230,926	161,125	(114)	391,937
Money market funds		408,762	—	—	408,762
Alternative investments		292,888	128,197	(5,353)	415,732
Trust investments, at net asset value		1,594,701	405,261	(8,638)	1,991,324
Trust investments, at market		$5,396,678	$1,245,745	$(105,572)	$6,536,851
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
Maturity dates of our fixed income securities range from 2022 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at September 30, 2022 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$49,957
Due in one to five years	20,998
Due in five to ten years	4,177
Thereafter	195
Total estimated maturities of fixed income securities	$75,327
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $31.6 million and $46.1 million, for the three months ended September 30, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $19.3 million and $23.1 million for the three months ended September 30, 2022 and 2021, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $113.1 million and $134.8 million, for the nine months ended September 30, 2022 and 2021, respectively. Recognized trust fund income
18 Service Corporation International

PART I
(realized and unrealized) related to our cemetery perpetual care trust investments was $64.6 million and $71.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Deferred revenue	$2,435,314	$2,259,364
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(834,976)	(726,615)
Deferred revenue, net	$1,600,338	$1,532,749
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2022	2021
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,299,241	$5,761,291
Net preneed contract sales	1,104,812	985,830
Acquisitions (dispositions) of businesses, net	616	(5,921)
Net investment (losses) gains(1)	(851,904)	299,374
Recognized revenue from backlog(2)	(406,358)	(376,084)
Recognized revenue from current period sales	(498,086)	(470,644)
Change in amounts due on unfulfilled performance obligations	(108,360)	(62,323)
Change in cancellation reserve	(366)	(315)
Effect of foreign currency and other	(17,371)	2,688
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,522,224	$6,133,896
(1)Includes both realized and unrealized investment (losses) gains.
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 23.7% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 25.2% and 23.9% for the nine months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended September 30, 2022 was primarily due to fewer excess tax benefits recognized on the settlement of employee share-based awards, which increased tax expense during the quarter. The higher effective tax rate for the nine months ended September 30, 2022 was primarily due to non-deductible losses in the cash surrender value of certain life insurance policies due to negative returns in the financial markets, which increased tax expense during the year. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
On August 16, 2022, the Inflation Reduction Act was enacted into U.S. law. We do not currently expect that the Inflation Reduction Act will have a material impact on our income taxes.
Unrecognized Tax Benefits
As of September 30, 2022, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.9 million.
The federal statutes of limitation have expired for all tax years prior to 2019, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2020. There are currently no federal or provincial audits in Canada; however, years subsequent to 2016 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	September 30, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$138,274	$152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	544,375	568,750
Bank Credit Facility due May 2024	415,000	155,000
Obligations under finance leases	123,795	136,847
Mortgage notes and other debt, maturities through 2050	60,196	48,113
Unamortized debt issuance costs	(40,719)	(45,100)
Total debt	4,190,921	3,966,320
Less: Current maturities of long-term debt	(63,510)	(65,016)
Total long-term debt	$4,127,411	$3,901,304
Current maturities of debt at September 30, 2022 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Our consolidated debt had a weighted average interest rate of 3.77% and 3.70% at September 30, 2022 and December 31, 2021, respectively. Approximately, 75% and 79% of our total debt had a fixed interest rate at September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, we paid $98.4 million and $86.2 million in cash interest, respectively.
20 Service Corporation International

PART I
Bank Credit Facility
The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of September 30, 2022, we were in compliance with all of our debt covenants. We issued $33.7 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.10% at September 30, 2022. As of September 30, 2022, we had $551.3 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 4.12% and 1.11% at September 30, 2022 and December 31, 2021, respectively.
Subsequent to September 30, 2022, we increased our outstanding borrowings by $30.0 million to $445.0 million under our Bank Credit Facility due May 2024.
Debt Issuances and Additions
During the nine months ended September 30, 2022, we issued or added $325.0 million of debt including:
•$310.0 million on our Bank Credit Facility due May 2024; and
•$15.0 million in other debt.
The debt proceeds were used primarily for general corporate purposes.
During the nine months ended September 30, 2021, we issued or added $820.0 million of debt including:
•$800.0 million unsecured 4.0% Senior Notes due May 2031; and
•$20.0 million on our Bank Credit Facility due May 2024.
Net proceeds from newly issued debt during the nine months ended September 30, 2021 were used to pay down our Bank Credit Facility due May 2024, to redeem our 8.0% Senior Notes due November 2021, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $13.6 million.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2022, we made aggregate debt payments of $92.8 million for scheduled and early debt extinguishment payments including:
•$50.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$24.4 million in aggregate principal of our Term Loan due May 2024;
•$14.4 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$1.1 million of premiums paid on early extinguishment of debt; and
•$2.9 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $1.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, we made aggregate debt payments of $727.0 million for scheduled and early debt extinguishment payments including:
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
FORM 10-Q 21

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
The fair value of our debt instruments was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
7.5% Senior Notes due April 2027	$139,950	$181,511
4.625% Senior Notes due December 2027	503,937	575,443
5.125% Senior Notes due June 2029	686,850	809,737
3.375% Senior Notes due August 2030	669,060	836,825
4.0% Senior Notes due May 2031	646,144	813,552
Term Loan due May 2024	544,375	568,750
Bank Credit Facility due May 2024	415,000	155,000
Mortgage notes and other debt, maturities through 2050	56,784	46,878
Total fair value of debt instruments	$3,662,100	$3,987,696
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2022, we repurchased 9,152,151 shares of common stock at an aggregate cost of $586.6 million, which is an average cost per share of $64.09. In May 2022, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $307.9 million at September 30, 2022.
Subsequent to September 30, 2022, we repurchased 932,211 shares for $56.1 million at an average cost per share of $60.18. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $251.8 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$291,640	$318,432	$931,000	$938,835
Matured preneed revenue	167,427	172,410	528,122	522,051
Core funeral revenue	459,067	490,842	1,459,122	1,460,886
Non-funeral home revenue	18,150	18,478	56,694	55,089
Recognized preneed revenue	40,132	45,552	125,824	120,414
Other revenue	36,621	37,417	110,239	107,041
Total funeral revenue	553,970	592,289	1,751,879	1,743,430
Cemetery revenue:
Atneed revenue	108,604	123,443	341,397	357,094
Recognized preneed property revenue	200,811	201,876	640,378	643,016
Recognized preneed merchandise and services revenue	85,707	84,989	255,535	258,525
Core cemetery revenue	395,122	410,308	1,237,310	1,258,635
Other revenue	28,628	31,775	91,789	97,823
Total cemetery revenue	423,750	442,083	1,329,099	1,356,458
Total revenue from customers	$977,720	$1,034,372	$3,080,978	$3,099,888
Gross profit:
Funeral gross profit	$101,844	$168,451	$414,456	$474,650
Cemetery gross profit	129,112	169,552	460,058	519,120
Gross profit from reportable segments	230,956	338,003	874,514	993,770
Corporate general and administrative expenses	(41,911)	(41,461)	(129,336)	(116,779)
Gains on divestitures and impairment charges, net	14,403	7,804	15,186	15,232
Operating income	203,448	304,346	760,364	892,223
Interest expense	(43,508)	(38,618)	(123,107)	(111,865)
Losses on early extinguishment of debt, net	—	—	(1,225)	(5,226)
Other (expense) income, net	(1,514)	8,218	(2,489)	9,214
Income before income taxes	$158,426	$273,946	$633,543	$784,346
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2022	$923,738	$53,982	$977,720
2021	$978,850	$55,522	$1,034,372
Nine months ended September 30,
Revenue from external customers:
2022	$2,905,975	$175,003	$3,080,978
2021	$2,932,464	$167,424	$3,099,888
FORM 10-Q 23

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2022 and December 31, 2021, we had self-insurance reserves of $95.2 million and $94.3 million, respectively.
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
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court Southern District of Florida Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds, general, actual, compensatory and exemplary damages, civil penalties, interest, and attorney fees. The parties have reached a tentative settlement of the lawsuit that would include an immaterial payment of attorney fees and provide consumers enhanced cancellation rights for a period of sixty days. The impact of these enhanced cancellation rights is not expected to be material. The court conditionally certified the class and granted preliminary approval of the settlement.

24 Service Corporation International

PART I
Unclaimed Property Audits
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$120,850	$209,855	$473,033	$596,439
Weighted average shares:
Weighted average shares — basic	156,781	167,417	158,921	168,586
Stock options	2,246	2,513	2,405	2,409
Restricted share units	73	75	72	62
Weighted average shares — diluted	159,100	170,005	161,398	171,057
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.77	$1.25	$2.98	$3.54
Diluted	$0.76	$1.23	$2.93	$3.49

The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options and restricted stock units not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Antidilutive options	559	—	465	558

FORM 10-Q 25

PART II
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $13.5 million and $9.2 million, net of cash acquired, for several business acquisitions during the nine months ended September 30, 2022 and 2021, respectively, and $8.9 million and $15.6 million, net of cash acquired, for several real estate acquisitions during the nine months ended September 30, 2022 and 2021, respectively.
Subsequent to September 30, 2022, we spent $38.8 million, net of cash acquired, for a business acquisition on the West Coast and $1.1 million, net of cash acquired, for real estate acquisitions.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Gains on divestitures, net	$14,403	$9,245	$15,492	$16,838
Impairment losses	—	(1,441)	(306)	(1,606)
Gains on divestitures and impairment charges, net	$14,403	$7,804	$15,186	$15,232

26 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2022, we operated 1,463 funeral service locations and 488 cemeteries (including 300 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $13.3 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2022. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Recent Trends
Like most businesses world-wide, COVID-19 and recent inflationary and economic pressures are impacting various aspects of our business operations; however, we cannot, with certainty, predict the scope, severity, or duration with which COVID-19 and these inflationary and economic pressures will continue to impact our business, financial condition, results of operations, and cash flows. As these trends continue, we are actively monitoring the potential impact on our business operations from both a revenue and cost perspective.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $655.4 million in the first nine months of 2022. As of September 30, 2022, we had $551.3 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2022, we were in compliance with all of our debt covenants. Our leverage ratio has recently benefited from the strong earnings
FORM 10-Q 27

PART I
associated with the increase in funeral services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range.
Our financial covenant requirements and actual ratios as of September 30, 2022 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.05
Interest coverage ratio	3.00 (Min)	8.61
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
Operating Activities
Net cash provided by operating activities was $655.4 million and $730.4 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding a $8.3 million cash receipt from a vendor waiver and release agreement in the prior period, cash flow from operations decreased $66.7 million for the nine months ended September 30, 2022 versus the same period in 2021. The 2022 decrease over 2021 comprises:
•a $108.7 million increase in vendor and other payments,
•a $60.7 million increase in employee compensation payments, and
•a $12.1 million increase in cash interest payments partially offset by
•a $66.6 million increase in cash receipts from customers,
•a $26.6 million decrease in cash tax payments,
•a $11.2 million increase in net trust withdrawals, and
•a $10.4 million increase in General Agency (GA) commission and other receipts.
Investing Activities
Cash flows from investing activities used $244.2 million and $180.7 million for the nine months ended September 30, 2022 and 2021, respectively. The $63.5 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $75.0 million increase in capital expenditures and
28 Service Corporation International

PART I
•a $4.2 million increase in cash spent on business acquisitions, partially offset by
•a $6.7 million decrease in cash spent on real estate acquisitions,
•a $5.8 million increase in cash receipts from divestitures and asset sales,
•a $1.9 million decrease in payments for Company-owned life insurance policies, net of proceeds, and
•a $1.3 million increase in proceeds from sale of investments and other.
Financing Activities
Financing activities used $496.6 million for the nine months ended September 30, 2022 compared to using $368.6 million for the same period in 2021. The $128.0 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $242.2 million increase in purchase of Company common stock,
•a $17.7 million decrease in proceeds from exercises of stock options,
•a $10.3 million change in bank overdrafts and other, and
•a $9.2 million increase in payments of dividends, partially offset by
• a $151.4 million decrease in debt payments, net of proceeds.
Financial Assurances
In support of our operations, we have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our preneed sales activities. The obligations underlying these surety bonds are recorded on our unaudited Condensed Consolidated Balance Sheet as Deferred revenue, net. The breakdown of surety bonds between funeral and cemetery preneed arrangements, as well as surety bonds for other activities, is described below.

	September 30, 2022	December 31, 2021
	(In millions)
Preneed funeral	$68.4	$89.2
Preneed cemetery:
Merchandise and services	141.5	147.0
Pre-construction	26.0	24.8
Bonds supporting preneed funeral and cemetery obligations	235.9	261.0
Bonds supporting preneed business permits	7.1	7.0
Other bonds	23.0	20.4
Total surety bonds outstanding	$266.0	$288.4
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

FORM 10-Q 29

PART I
Preneed Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Because preneed funeral and cemetery merchandise and services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be deposited into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Alternatively, we may sell a life insurance or annuity policy from third-party insurance companies.
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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$170.0	$172.1	$508.3	$485.7
Sales production (number of contracts) (1)	27,864	28,694	82,710	82,919
General agency revenue	$41.6	$41.8	$126.4	$119.0
Maturities	$93.8	$94.9	$296.8	$293.7
Maturities (number of contracts)	15,459	15,671	48,737	49,320
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
30 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$125.9	$114.6	$387.5	$343.9
Sales production (number of contracts)	30,505	29,247	96,922	89,716
Maturities	$84.5	$88.7	$265.4	$261.6
Maturities (number of contracts)	20,185	20,598	62,904	62,822
Cemetery:
Sales production:
Preneed	$341.5	$325.7	$1,055.1	$1,009.6
Atneed	106.1	130.2	346.4	372.5
Total sales production	$447.6	$455.9	$1,401.5	$1,382.1
Sales production deferred to backlog:
Preneed	$161.6	$151.6	$511.1	$427.0
Atneed	74.4	86.7	241.6	255.8
Total sales production deferred to backlog	$236.0	$238.3	$752.7	$682.8
Revenue recognized from backlog:
Preneed	$101.8	$86.5	$310.3	$256.9
Atneed	76.3	79.4	234.6	237.3
Total revenue recognized from backlog	$178.1	$165.9	$544.9	$494.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at September 30, 2022 and December 31, 2021. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2022 and December 31, 2021. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 31

PART I

	September 30, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.60	$1.60	$1.53	$1.53
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.83	0.83	0.72	0.72
Deferred receipts held in trust	3.92	4.10	4.77	3.93
Allowance for cancellation on trust investments	(0.27)	(0.28)	(0.33)	(0.27)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.08	6.25	6.69	5.91
Backlog of insurance-funded revenue (1)	7.24	7.24	6.97	6.97
Total backlog of deferred revenue	$13.32	$13.49	$13.66	$12.88

Preneed receivables, net and trust investments	$5.28	$5.46	$6.02	$5.18
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.83	0.83	0.71	0.71
Allowance for cancellation on trust investments	(0.27)	(0.28)	(0.33)	(0.27)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	5.84	6.01	6.40	5.62
Insurance policies associated with insurance-funded deferred revenue (1)	7.24	7.24	6.97	6.97
Total assets associated with backlog of preneed revenue	$13.08	$13.25	$13.37	$12.59
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2022, the difference between the backlog and asset market amounts represents $0.18 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.26 billion collected from customers that were not required to be deposited into trusts, and $0.15 billion in allowable cash distributions from trust assets partially offset by $1.35 billion in amounts due on delivered property and merchandise. As of September 30, 2022, the fair value of the total backlog comprised $3.64 billion related to cemetery contracts and $9.68 billion related to funeral contracts. As of September 30, 2022, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.59 billion related to cemetery contracts and $2.25 billion related to funeral contracts. As of September 30, 2022, the backlog of insurance-funded contracts of $7.24 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
As of September 30, 2022, approximately 94% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2022, the largest single equity position represented less than 1% of the total securities portfolio.
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
FORM 10-Q 33

PART I
Trust Performance
During the nine months ended September 30, 2022, the Standard and Poor’s 500 Index decreased 23.9% and the Barclay’s Aggregate Index decreased 14.6%. This compares to SCI trusts that decreased 17.5% during the same period. SCI trusts have a diversified allocation of approximately 55% equities, 29% fixed income securities, 11% alternative and other investments with the remaining 5% available in cash.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $113.1 million and $134.8 million for the nine months ended September 30, 2022 and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $64.6 million and $71.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decline in recognized trust fund income is primarily due to negative market returns experienced during the first nine months of 2022 and lower distributions from our cemetery perpetual care trust investments in the current year.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine Months Ended September 30, 2022 and 2021
Three Months Ended September 30, 2022 and 2021
Management Summary
In the third quarter of 2022, we reported consolidated net income attributable to common stockholders of $120.9 million ($0.76 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2021 of $209.9 million ($1.23 per diluted share). These results were impacted by certain items including:

	Three months ended September 30,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$14.4	$7.8
Vendor waiver and release agreement cash receipts	$—	$8.3
Tax effect from above items	$(3.4)	$(4.0)
Change in uncertain tax reserves and other	$1.1	$0.1
In addition to the above items, the decrease from the prior year is due to an an expected decline in gross profit related to decreases in COVID-19 related activity combined with higher inflationary costs and lower trust fund income impacted by negative financial market returns. Additionally, fewer shares outstanding more than offset the impact of higher interest expense.
34 Service Corporation International

PART I
Funeral Results

	Three months ended September 30,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$554.0	$592.3
Less: revenue associated with acquisitions/new construction	11.7	1.0
Less: revenue associated with divestitures	0.2	1.3
Comparable(1) funeral revenue	542.1	590.0
Less: comparable recognized preneed revenue	39.8	45.5
Less: comparable general agency and other revenue	36.1	37.2
Adjusted comparable funeral revenue	$466.2	$507.3
Comparable services performed	85,555	93,617
Comparable average revenue per service(2)	$5,449	$5,419

Consolidated funeral gross profit	$101.8	$168.5
Less: gross profit (loss) associated with acquisitions/new construction	0.7	0.1
Less: gross losses associated with divestitures	(1.0)	(1.1)
Comparable(1) funeral gross profit	$102.1	$169.5
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending September 30, 2022.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period. Recognized preneed revenue is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.
Funeral Revenue
Consolidated revenue from funeral operations was $554.0 million for the three months ended September 30, 2022 compared to $592.3 million for the same period in 2021. This $38.3 million decrease is primarily attributable to the $47.9 million decrease in comparable revenue offset by the $10.7 million increase in revenue from acquired and newly constructed properties.
Comparable revenue from funeral operations was $542.1 million for the three months ended September 30, 2022 compared to $590.0 million for the same period in 2021. This $47.9 million, or 8.1%, decrease was primarily driven by the decrease in core funeral revenue of $40.7 million. Additionally, recognized preneed revenue decreased $5.7 million, or 12.5%, primarily driven by the timing of merchandise deliveries in the prior year.
Core funeral revenue decreased $40.7 million, or 8.3%, primarily due to a 10.0% decrease in core funeral services performed as prior year was impacted by the COVID-19 pandemic, partially offset by an increase in core average revenue per service of 1.8%. Our total comparable cremation rate increased 220 basis points to 61.4% for the three months ended September 30, 2022. The comparable core cremation rate grew by 190 basis points to 54.7%.
Funeral Gross Profit
Consolidated funeral gross profit decreased $66.7 million, or 39.6%, for the three months ended September 30, 2022 compared to 2021. This decrease is primarily attributable to the decline in comparable funeral gross profit of $67.4 million, or 39.8%. Comparable funeral gross profit decreased $67.4 million to $102.1 million and the comparable gross profit percentage decreased from 28.7% to 18.8%. This decrease is due to the expected decline in revenue mentioned above, combined with higher energy and employee-related inflationary costs as well as increased technology costs during the quarter.
FORM 10-Q 35

PART I
Cemetery Results

	Three months ended September 30,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$423.8	$442.1
Less: revenue associated with acquisitions/new construction	2.5	—
Less: revenue associated with divestitures	—	0.1
Comparable(1) cemetery revenue	$421.3	$442.0

Consolidated cemetery gross profit	$129.1	$169.6
Less: gross profit (loss) associated with acquisitions/new construction	0.8	(0.1)
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$128.3	$169.6
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending September 30, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $18.3 million, or 4.1%, for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a $20.7 million decrease in comparable cemetery revenue partially offset by $2.5 million in revenue growth contributed by acquired and newly constructed properties.
The $20.7 million, or 4.7%, decrease in comparable cemetery revenue was primarily attributable to a $17.5 million decrease in comparable cemetery core revenue. This comparable cemetery core revenue decline was primarily as a result of a $15.3 million decline in atneed revenue from an expected decrease in contract velocity compared to the third quarter of 2021 that was heavily impacted by the COVID-19 pandemic. Comparable cemetery other revenue also decreased $3.2 million, or 10.1%, primarily from a decrease in endowment care trust fund income due to the timing of capital gains and the negative impact of the financial markets.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $40.5 million, or 23.9%, in the three months ended September 30, 2022 compared to the same period in 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $41.3 million, or 24.4%, partially offset by a $0.9 million increase in gross profit from acquired and newly constructed properties. Comparable cemetery gross profit decreased $41.3 million to $128.3 million, and the gross profit percentage decreased to 30.5% from 38.4% due to the decline in revenue mentioned above combined with higher inflationary employee-related and maintenance costs as well as increased technology costs during the quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $0.5 million to $41.9 million for the third quarter of 2022 compared to the third quarter of 2021 primarily from increased expenses related to workers compensation and general liability claims offset by a decline in incentive compensation costs.
Gains on Divestitures and Impairment Charges, Net
We recognized a $14.4 million net pre-tax gain on asset divestitures and impairments in the third quarter of 2022 compared to a $7.8 million net pre-tax gain in the third quarter of 2021 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $4.9 million to $43.5 million for the three months ended September 30, 2022 due to higher interest on our floating rate debt. During the third quarter, our floating rate debt carried a weighted average rate of 3.2%, which is 190 basis points higher than the weighted average rate for our floating rate debt in the prior year third quarter.
Other (Expense) Income, Net
Other (expense) income, net decreased $9.7 million to $1.5 million of expense during the third quarter of 2022, primarily due to a cash receipt from a vendor waiver and release recorded in the prior year quarter.
FORM 10-Q 36

PART I
Provision for Income Taxes
Our effective income tax rate was 23.7% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended September 30, 2022 was primarily due to fewer excess tax benefits recognized on the settlement of employee share-based awards, which increased tax expense during the quarter. The effective tax rate for the three months ended September 30, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 159.1 million for the three months ended September 30, 2022 compared to 170.0 million for the same period in 2021. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2022 and 2021
Management Summary
In the first nine months of 2022, we reported consolidated net income attributable to common stockholders of $473.0 million ($2.93 per diluted share) compared to net income attributable to common stockholders for the same period in 2021 of $596.4 million ($3.49 per diluted share). These results were impacted by certain items including:

	Nine months ended September 30,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$15.2	$15.2
Pre-tax losses on early extinguishment of debt, net	$(1.2)	$(5.2)
Pre-tax foreign currency exchange loss	$(1.5)	$—
Vendor waiver and release agreement cash receipts	$—	$8.3
Tax effect from significant items	$(3.3)	$(4.9)
Change in uncertain tax reserves and other	$0.2	$—
In addition to the above items, the decrease from the prior year is primarily due to an expected decline in gross profit related to decreases in COVID-19 related activity combined with higher inflationary costs. Additionally, fewer shares outstanding and an increase in contributions from recent acquisitions and new builds of funeral homes and cemeteries helped to offset lower trust fund income recognized and higher interest expense.
FORM 10-Q 37

PART I
Funeral Results

	Nine months ended September 30,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,751.9	$1,743.4
Less: revenue associated with acquisitions/new construction	33.4	1.2
Less: revenue associated with divestitures	1.0	4.7
Comparable(1) funeral revenue	1,717.5	1,737.5
Less: comparable recognized preneed revenue	124.8	120.3
Less: comparable general agency and other revenue	108.9	106.8
Adjusted comparable funeral revenue	$1,483.8	$1,510.4
Comparable services performed	272,580	284,894
Comparable average revenue per service(2)	$5,444	$5,302

Consolidated funeral gross profit	$414.5	$474.7
Less: gross profit (losses) associated with acquisitions/new construction	4.1	(0.2)
Less: gross losses associated with divestitures	(1.6)	(3.0)
Comparable(1) funeral gross profit	$412.0	$477.9
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending September 30, 2022.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, recognized preneed revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period. Recognized preneed revenue is excluded from our calculation of comparable average revenue per service because the associated service has not yet been performed.
Funeral Revenue
Consolidated revenue from funeral operations was $1,751.9 million for the nine months ended September 30, 2022, compared to $1,743.4 million for the same period in 2021. This $8.5 million increase is primarily attributable to $32.2 million growth in revenue contributed by acquired and newly constructed properties offset by a $20.0 million decrease in comparable revenue as described below and the loss of $3.7 million in revenue contributed by properties that have been subsequently divested.
Comparable revenue from funeral operations was $1,717.5 million for the nine months ended September 30, 2022 compared to $1,737.5 million for the same period in 2021. This $20.0 million, or 1.2%, decrease was primarily attributable to a 4.3% decrease in our comparable funeral services performed as prior year was impacted by the COVID-19 pandemic. We experienced a $2.1 million increase in comparable general agency and other revenue and a $4.5 million increase in comparable recognized preneed revenue as the growth from both resulted from higher comparable preneed funeral sales production.
Comparable average revenue per funeral service grew 2.7% for the nine months ended September 30, 2022 compared to the same period in 2021. This average revenue growth was primarily attributable to our customers desire for more comprehensive services including items such as catering and flowers. Our total comparable cremation rate increased 190 basis points to 60.8% for the nine months ended September 30, 2022.
Funeral Gross Profit
Consolidated funeral gross profit decreased $60.2 million, or 12.7%, in the first nine months of 2022 compared to 2021. This decrease is primarily attributable to the $65.9 million, or 13.8%, decrease in comparable funeral gross profit, partially offset by the $4.3 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit decreased $65.9 million to $412.0 million and the comparable gross profit percentage decreased from 27.5% to 24.0%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher energy and employee-related inflationary costs as well as increased technology costs during the year.
FORM 10-Q 38

PART I
Cemetery Results

	Nine months ended September 30,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$1,329.1	$1,356.5
Less: revenue associated with acquisitions/new construction	10.9	—
Less: revenue associated with divestitures	—	0.3
Comparable(1) cemetery revenue	$1,318.2	$1,356.2

Consolidated cemetery gross profit	$460.1	$519.1
Less: gross profit (losses) associated with acquisitions/new construction	6.0	(0.2)
Less: gross profit associated with divestitures	(0.1)	0.2
Comparable(1) cemetery gross profit	$454.2	$519.1
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending September 30, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $27.4 million, or 2.0%, for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a $38.0 million, or 2.8%, decrease in comparable cemetery revenue partially offset by a $10.9 million increase in revenue contributed by newly constructed and acquired properties.
The $38.0 million, or 2.8%, decrease in comparable cemetery revenue was primarily attributable to a $31.8 million decrease in comparable cemetery core revenue primarily as a result of a $16.9 million, or 4.7%, decline in comparable cemetery atneed revenue from an expected decrease in contract velocity compared to the same period in 2021 that was heavily impacted by the COVID-19 pandemic. Comparable cemetery recognized preneed revenue also decreased $14.9 million, or 1.7%, and comparable cemetery other revenue decreased $6.2 million, or 6.3%, primarily from lower endowment care trust fund income due to the timing of capital gains and the negative impact of the financial markets.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $59.0 million in the nine months ended September 30, 2022 compared to the same period in 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $64.9 million partially offset by a $6.2 million increase in revenue contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased $64.9 million to $454.2 million, and the gross profit percentage decreased to 34.5% from 38.3%. The decrease in gross profit is due to the decline in comparable cemetery revenue mentioned above combined with higher employee-related and maintenance inflationary costs as well as increased technology costs during the year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $12.6 million to $129.3 million for the nine months ended September 30, 2022. The increase is related to workers compensation and general liability insurance claims as well as expenses related to incentive compensation.
Interest Expense
Interest expense increased $11.2 million to $123.1 million for the nine months ended September 30, 2022 primarily due to our May 2021 refinancing combined with higher interest on our floating rate debt.
Other (Expense) Income, Net
Other (expense) income, net decreased $11.7 million to $2.5 million of expense for the nine months ended September 30, 2022, primarily due to a cash receipt from a vendor waiver and release agreement recorded in the prior year.
Provision for Income Taxes
Our effective tax rate was 25.2% and 23.9% for the nine months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the nine months ended September 30, 2022 was primarily due to non-deductible losses in the cash surrender value of certain life insurance policies due to negative returns in the financial markets, which increased tax
FORM 10-Q 39

PART I
expense during the year. The effective tax rate for the nine months ended September 30, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign tax expenses.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 161.4 million for the nine months ended September 30, 2022 compared to 171.1 million for the same period in 2021. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 40

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2022 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.

FORM 10-Q 41

PART II
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2022 — July 31, 2022 (1)	528,043	$69.98	524,119	$497,405,520
August 1, 2022 — August 31, 2022	1,533,406	$65.88	1,533,406	$396,380,544
September 1, 2022 — September 30, 2022	1,441,911	$61.36	1,441,911	$307,904,870
	3,503,360		3,499,436
(1) 3,924 shares were purchased in July 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
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

November 2, 2022	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 45