Form 10-K
period 2022-12-31
SERVICE CORP INTERNATIONAL
filed 2023-02-15
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).	Yes	☐	No	☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $10,609,438,787 based upon a closing market price of $69.12 on June 30, 2022 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 13, 2023 was 153,048,775 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2023 Annual Meeting of Stockholders (Part III).

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
Care Trusts' Corpus — The deposits and net realized capital gains included in the perpetual care trusts that may not be withdrawable. In certain states, some or all of the net realized capital gains can also be distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
Cemetery Marker — An item used to identify the deceased person in a particular burial space, crypt, niche, or cremation memorialization property. Permanent burial and cremation memorialization cemetery markers are usually made of bronze or stone.
Cemetery Merchandise and Services — Merchandise and services used in connection with a cemetery interment, including stone and bronze memorials, cemetery markers, outer burial containers, floral placement, graveside services, merchandise installations, urns, and interments.
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
Combination Location (Combos) — Locations where a funeral service location is physically located within or adjoining a SCI-owned cemetery location.
Cremation — The reduction of human remains to bone fragments by intense heat.
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual who has been cremated. These products include cemetery property items that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, niches, etc. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
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
FORM 10-K 3

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
Preneed — Purchase of cemetery property interment rights or any funeral or cemetery merchandise and services prior to death occurring.
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
Travel Protection — A service provided by a third-party that provides shipment of remains to the servicing funeral home of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2022, we operated 1,474 funeral service locations and 490 cemeteries (including 303 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Human Capital Management
At December 31, 2022, we employed 17,589 full-time individuals and 7,550 part-time individuals. Of the full-time associates, 15,028 were employed in the funeral and cemetery operations and 2,561 were employed in corporate or other overhead areas of our business. Approximately 2.1% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary surveys ensuring we are meeting the needs and expectations of our large and diverse workforce.
Associate Benefits
Eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2022 and 2021, there were 9,478 and 9,685 associates, respectively, who had elected to participate in our group health insurance plans.
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
We understand the importance of work-life balance and provide other benefits such as baby bonding time, paid time off for various reasons, and financial planning support for our associates. Additionally, we offer an employee assistance program that offers free and confidential counseling by masters level counselors for associates who may be facing mental health challenges.
Inclusion and Diversity
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. Our Inclusion and Diversity (I&D) Committee, which is a cross-functional team of associates, has been key to the development of programs such as our Women’s Leadership Conference and Associate Resource Communities (ARCs). The ARCs allow colleagues with similar backgrounds or interests to connect for networking, provide opportunities for growth, and support the communities and customers we serve. Our leadership team is committed to advancing inclusion and diversity within the workplace. By embracing the many backgrounds and perspectives that make each of us unique, we are able to remain relevant to the diverse families we serve. We have created an I&D senior management position to support the Company's belief that diversity of talent and people is a key driver of better business outcomes.
FORM 10-K 5

PART I
Training and Development
We provide opportunities for career growth and supporting the personal and professional goals of our associates is a priority for us. In addition to development programs and a robust online training portal offering thousands of courses, books, audiobooks, and videos, associates can participate in mentoring programs and take advantage of discounts and tuition reimbursement through our many university partnerships. We are also proud to offer scholarship and apprentice programs to those interested in joining our profession.
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
In late 2006, having arrived at a position of financial stability and improved operating efficiency, we acquired the then second largest company in the North American deathcare industry, Alderwoods Group. In early 2010, we acquired the then fifth largest company in the North American deathcare industry, Keystone North America. In June 2011, we acquired 70% of the outstanding shares of The Neptune Society, Inc. (Neptune), which is the nation's largest direct cremation organization, now known as SCI Direct. Subsequently, in 2013 and 2014, we acquired the remaining 30% of the outstanding shares of Neptune. In December 2013, we purchased Stewart Enterprises, Inc. (Stewart), the then second largest operator of funeral service locations and cemeteries in North America. We continue to pursue strategic acquisitions and complete divestitures of non-strategic funeral homes and cemeteries.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and a cemetery location. Combination facilities typically are more cost competitive and have a higher gross margin than funeral and
6 Service Corporation International

PART I
cemetery operations that are operated separately. Combination locations also create synergies between funeral and cemetery sales personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including memorial cemetery markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and interments, are sold at our cemeteries.
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $13.7 billion at December 31, 2022 and 2021.
The following table at December 31, 2022 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	35	13	48
Arizona	31	11	42
Arkansas	12	3	15
California	170	42	212
Colorado	29	11	40
Connecticut	22	—	22
Delaware	—	1	1
District of Columbia	1	—	1
Florida	132	61	193
Georgia	32	18	50
Hawaii	8	3	11
Idaho	1	—	1
Illinois	37	26	63
Indiana	51	14	65
Iowa	6	2	8
Kansas	8	5	13
Kentucky	11	5	16
Louisiana	29	11	40
Maine	10	—	10
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	40	—	40
Minnesota	8	2	10
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	8	2	10
Nevada	15	6	21
FORM 10-K 7

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
New Hampshire	6	—	6
New Jersey	22	—	22
New Mexico	1	—	1
New York	52	—	52
North Carolina	46	17	63
Ohio	48	14	62
Oklahoma	13	7	20
Oregon	15	4	19
Pennsylvania	25	16	41
Puerto Rico	6	9	15
Rhode Island	6	—	6
South Carolina	12	9	21
Tennessee	41	18	59
Texas	162	65	227
Utah	4	3	7
Virginia	36	24	60
Washington	34	15	49
West Virginia	6	8	14
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	36	9	45
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	43	—	43
Quebec	40	—	40
Saskatchewan	14	—	14
Total funeral service locations and cemeteries	1,474	490	1,964
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2022, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both finance and operating leases. At December 31, 2022, our 490 cemeteries contained a total of approximately 35,500 acres, of which approximately 66% was developed. Interment rights for approximately 2,000 acres of the developed acreage are unsold.
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 160,000 square feet of office space and 185,000 square feet of parking space on approximately seven acres. We own a building in Jefferson, Louisiana with approximately 96,200 square feet of office space that we use, in part, for corporate activities.
8 Service Corporation International

PART I
A map of our locations in North America is presented below:
COVID-19 Impact
Since the World Health Organization declared the worldwide outbreak of a novel strain of coronavirus (COVID-19) a global pandemic in March 2020, we have worked continuously to meet the challenges it presented. Like many businesses worldwide, COVID-19 is still directly and indirectly impacting various aspects of our business operations.
We continue to maintain a high priority focus on the health, safety, and mental well-being of our associates. We provide an employee assistance program that offers free and confidential counseling by masters level counselors for our associates' overall mental health. We have avoided layoffs, mandatory furloughs, and any widespread reductions in pay as a result of the impact of COVID-19. Over the last several years, we have awarded discretionary bonuses to associates in recognition of their courageous efforts and dedication to serving families throughout the pandemic.
To ensure both associate and customer safety, we quickly implemented technology solutions during the early part of the pandemic to overcome social distancing restrictions. Many of these solutions are still in place today and helped us accelerate the use of technology throughout our organization, particularly within our sales team with the use of our customer relationship management system and digital leads. By capitalizing on our physical and digital presence in our response to the COVID-19 crisis, we were able to further leverage our scale. This accelerated the use of new technology required to successfully meet customer needs during COVID-19 and has provided many advantages which further differentiates us from our competitors. We view the demand for robust services and celebrations of life through the COVID-19 pandemic as evidence that our customers value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
FORM 10-K 9

PART I
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
Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Like most businesses world-wide, COVID-19 has impacted various aspects of our business operations, however, our fundamental strategy has not changed. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space and we are poised to benefit from the aging of the North American population. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we anticipate the impact will be the same for our industry. We have already begun to see the impact of the Baby Boomers through the growth in our preneed cemetery sales production. We expect to see a similar impact on our preneed funeral results and ultimately our atneed results as these preneed contracts mature. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
The following strategies remain the core of our foundation: 1) grow revenue, 2) leverage our unparalleled scale, and 3) invest capital. While these strategies remain unchanged, a shift to increased utilization of technology during the COVID-19 pandemic has influenced how we serve our customers and how we invest our capital.
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
In our funeral business, we focus on memorialization merchandise and services that are meaningful to both our burial and cremation customers. The growing trend of cremation requires more flexibility in providing products and services. We have developed cremation service packages, which may or may not include a celebratory memorialization, depending on the consumers preference.
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
As we evolve to meet ever-changing customer preferences, we will continue catering to the religious, ethnic, and cultural traditions important to many of our customers. We have remained flexible to meet the varying needs of customers, demonstrating our resolve to remain relevant to changing customer preferences.
10 Service Corporation International

PART I
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been influencing our cemetery preneed sales for several years and are beginning to positively affect the growth of our preneed funeral sales programs. Our highly trained sales force of approximately 3,750 counselors provide customers with informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, driving future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. We have adopted a more sophisticated and targeted direct mail approach, and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. In addition, our increased digital presence has provided significant growth in our digital lead channels over the last several years.
Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we leverage our scale by developing our sales organization and optimizing the use of our network using technology, which benefits our preneed backlog. Our scale enables cost efficiencies through purchasing power and utilizing economies of scale through our supply chain channel. During the COVID-19 pandemic, we were able to continue to operate without any major disruptions to our business, which highlights the strength of our scale.
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow up campaigns. We continue to diversify our sales force to understand and cater to the religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in a manner that would be difficult for our competitors to replicate.
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
Our Dignity Memorial® location websites feature a modern and user-friendly design. Our location-specific websites are designed for mobile use and optimized for better search engine ranking. In addition to the contemporary and sophisticated design, client families enjoy innovative features such as an interactive obituary experience, social media sharing capabilities, the ability to create and share personalized content in memory of their loved one, and the ability to see venue and catering options for locations.
We have reduced the time it takes to receive customer feedback through digital J.D. Power surveys. Online reviews provide visibility of customer engagement down to the location level and shorten our response time in addressing any customer concerns. We have established a social media presence for a number of our funeral and cemetery businesses, including the ability to livestream services at many of our locations. These digital efforts resulted in favorable customer satisfaction ratings and increased digital sales leads over the last several years.
Although the last several years were difficult in many unexpected ways through the COVID-19 pandemic, we learned valuable lessons around our ability to quickly deploy customer-facing technology. Our associates and client families embraced an increasingly digital world and we utilized various online tools to complete sales and meet families. We are encouraged by the increased digitization and we are making great strides with internal projects leveraging technology and simplifying nearly every facet of service delivery.
Growing Our Preneed Backlog
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us the opportunity to grow future revenue in a more stable and efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also helps our ability to grow our preneed backlog in a cash flow neutral manner.
FORM 10-K 11

PART I
Invest Capital
We maximize capital deployment opportunities in a disciplined and balanced manner to the highest relative return. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to use capital deployment to opportunistically grow our business and enhance shareholder value. Typically, our highest relative return opportunities come from acquisitions and funeral service and cemetery new builds.
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can achieve additional economies of scale. Over the last several years, we have increased our growth capital spend on new funeral service locations, enlarging our footprint into new communities as well as expanding existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. Additionally, we acquire land for future cemetery development in some of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come. We invested $102.6 million in acquiring 18 funeral service locations and 3 cemeteries, which included 3 combination locations, in 2022.
Managing Debt
We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million Term Loan due January 2028 and an increased Bank Credit Facility due January 2028 providing for borrowings of up to $1.5 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan and Bank Credit Facility due May 2024. The new bank credit agreement provides us with flexibility for incremental liquidity, capital investment, working capital, and other general corporate purposes.
Return Excess Cash to Shareholders
Absent any strategic acquisition or new build opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.27 per common share at the end of 2022. We target a payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business.
Other
We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. We also post announcements, updates, events and investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to, or amendments of, our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and rules of the New York Stock Exchange listing standards. Information contained on our website is not part of this report. In addition, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers where you may obtain a copy of all of the material we file publicly with the SEC. The SEC website address is http://www.sec.gov.
12 Service Corporation International

PART I
Executive Officers of the Company
The following table sets forth, as of February 15, 2023, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	57	Chairman of the Board, Chief Executive Officer, and President	1999
Sumner J. Waring, III	54	Senior Vice President, Chief Operating Officer	2002
Eric D. Tanzberger	54	Senior Vice President, Chief Financial Officer	2000
Gregory T. Sangalis	67	Senior Vice President, General Counsel and Secretary	2007
Elisabeth G. Nash	61	Senior Vice President, Operations Services	2004
John H. Faulk	47	Senior Vice President, Revenue and Business Development	2010
Steven A. Tidwell	61	Senior Vice President, Sales and Marketing	2010
Tammy R. Moore	55	Vice President and Corporate Controller	2010
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
Mr. Tanzberger was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. In 2022, his responsibilities were expanded to include information technology. Before joining SCI, Mr. Tanzberger began his financial career at Coopers and Lybrand LLP. Mr. Tanzberger holds a Bachelor of Business Administration degree from the University of Notre Dame. Mr. Tanzberger is currently a member of the Board of Directors and Chair of the Audit Committee of Sanara MedTech Inc. (NASDAQ: SMTI). He is also a current member of the Executive Committee and the Audit Committee Chair of the United Way of Greater Houston. Mr. Tanzberger is a former member of the Board of Trustees of Junior Achievement of Southeast Texas and the National Funeral Directors Association Funeral Service Foundation.
Mr. Sangalis joined the Company in 2007 as Senior Vice President, General Counsel and Secretary. He previously served as Senior Vice President, Law and Administration for Team Inc., a leading provider of specialty industrial maintenance and construction services. Prior to that, Mr. Sangalis served as Managing Director and General Counsel of Main Street Equity Ventures II, a private equity investment firm, and as Senior Vice President, General Counsel and Secretary for Waste Management, Inc., the leading provider of waste management services in North America. Mr. Sangalis holds a bachelor's degree in finance from Indiana University and a master's degree in business administration from the University of Minnesota. He earned his juris doctorate from the University of Minnesota Law School. In 2022, Mr. Sangalis announced his intent to retire in March of 2023.
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including human resources, supply chain, and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves as Chair of the Board of Directors of Genesys Works Houston.
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
FORM 10-K 13

PART I
Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a master's degree in business administration from the Darden Graduate School of Business at the University of Virginia and a bachelor's degree in electrical engineering from the University of Virginia.
Mr. Tidwell joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral and cemetery profession for over forty years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership. Mr. Tidwell has served for over three years as the Chairman of the Board of Regents of Commonwealth Institute of Funeral Service.
Mrs. Moore joined the Company in August 2002 as Manager of Financial Reporting. She was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. In February 2010, she was promoted to Vice President and Corporate Controller and oversees trust accounting and compliance, general accounting, internal and external reporting and customer service. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio. Since 2019, Mrs. Moore has served on the Board of Regents of Commonwealth Institute of Funeral Service.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2022	2021	2020
Preneed funeral merchandise and service trust funds	(11.5)%	14.2%	16.5%
Preneed cemetery merchandise and service trust funds	(11.8)%	15.3%	16.7%
Cemetery perpetual care trust funds	(11.0)%	13.7%	13.4%
Combined trust funds	(11.5)%	14.4%	15.6%
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
If the investments in our trust funds experience significant declines in 2023 or subsequent years or in a high inflation environment, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining our cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations,
14 Service Corporation International

PART I
which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2022, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2022, we had unrealized losses of $4.1 million in the various trusts within these states; but no such replenishment is currently necessary.
Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on growing our revenue, leveraging our scale, and investing our capital. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify acquisition candidates and to complete acquisitions, divestitures, or strategic alliances as planned or to successfully integrate acquired businesses and realize expected synergies and strategic benefits could impact our financial performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have already experienced modest cost increases and surcharges from our vendors and suppliers on merchandise and goods and may continue to experience additional cost increases in the future, which could be of greater magnitude than those experienced to date. In addition, the impacts of inflation are also felt by consumers who face rising prices for a variety of goods and services, which could reduce the amount of discretionary spending that would otherwise be available to our client families and potential client families to spend on our services. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Our results may be adversely affected by significant weather events, natural disasters, catastrophic events or public health crises.
Three of our largest states by total revenue are California, Texas, and Florida, areas where natural disasters are more prevalent. Significant weather events in these states or other key areas where our operations are concentrated, natural or other disasters, and unforeseen public health crises, such as pandemics and epidemics (including the ongoing COVID-19 pandemic), could disrupt our business through injury or illness to our associates or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
Our credit agreements contain covenants that may prevent us from engaging in certain transactions.
Our Bank Credit Facilities contain, among other things, various affirmative and negative covenants that may prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. The covenants limit, among other things, our and our subsidiaries’ ability to:
•Incur additional indebtedness (including guarantee obligations);
•Create liens on assets;
•Engage in certain transactions with affiliates;
•Enter into sale-leaseback transactions;
FORM 10-K 15

PART I
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
Our Bank Credit Facilities require us to maintain a leverage ratio. This covenant may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy this covenant. A breach of this covenant could result in a default of our indebtedness. If we breach certain affirmative covenants or the negative covenant contained in our Bank Credit Facilities, then, immediately upon notice from the applicable administrative agent, an event of default will have occurred and the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. If we breach any of the other affirmative covenants contained in our Bank Credit Facilities, and such breach continues unremedied for 30 days after receipt of notice thereof, then an event of default will have occurred and the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Financial Condition, Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $128.8 million into state-mandated trust accounts as of December 31, 2022. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
16 Service Corporation International

PART I
Our failure to attract and retain qualified sales personnel could have an adverse effect on our business and financial condition.
Our ability to attract and retain a qualified sales force and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs. We cannot give assurance that we will be successful in our efforts to attract and retain a skilled sales force. If we are unable to maintain a qualified and productive sales force, our revenues may decline and our cash available for distribution may decrease.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $342.0 million as of December 31, 2022, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FORM 10-K 17

PART I
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
•It could increase our interest expense if interest rates in general increase because a portion of our indebtedness, including all of our indebtedness under our Bank Credit Facilities, bears interest at floating rates.
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
18 Service Corporation International

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
There is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2022, 61.1% of the comparable services we performed were cremation cases compared to 59.2% and 58.6% performed in 2021 and 2020, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
FORM 10-K 19

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
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.
20 Service Corporation International

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2022, there were 3,214 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2022, we had 153,940,365 shares outstanding, net of 2,148,073 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
The following graph assumes the total return on $100 invested on December 31, 2017, in SCI Common Stock, the S&P 500 Index, the S&P MidCap 400 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., and Park Lawn Corporation. Total return data assumes reinvestment of dividends.
Total Stockholder Return
Indexed Returns
For equity compensation plan information, see Part III of this Form 10-K.

FORM 10-K 21

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
October 1, 2022 — October 31, 2022	858,375	$60.09	858,375	$256,321,857
November 1, 2022 — November 30, 2022	121,933	$61.51	121,933	599,250,036
December 1, 2022 — December 31, 2022 (1)	223,791	$69.19	216,932	584,239,887
	1,204,099		1,197,240
(1) Includes 6,859 shares purchased in December 2022 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) On November 2, 2022 we announced that our Board of Directors increased our share repurchase authorization to $600.0 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach, serving more than 600,000 families each year. At December 31, 2022, we operated 1,474 funeral service locations and 490 cemeteries (including 303 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our Dignity Memorial® brand is the name families turn to for professionalism, compassion, and attention to detail that is second to none.
Our financial position is enhanced by our $13.7 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2022. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use. We have adequate liquidity and a favorable debt maturity profile, which allow us to return capital to shareholders.
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
Recent Trends
Like most businesses worldwide, COVID-19 is still directly and indirectly impacting various aspects of our business operations; however, we cannot, with certainty, predict the scope, severity, or duration with which COVID-19 will continue to impact our business, financial condition, results of operations, and cash flows.
In 2022, we continued to experience the impact of COVID-19 variants. However, we have also seen an increase in the number of families who desire memorial services, which has driven significant growth in our preneed sales as well as positively affected our average revenue per funeral service. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
22 Service Corporation International

PART II
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2020, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2021, filed with the Securities and Exchange Commission on February 15, 2022.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $825.7 million in 2022. In addition, as of December 31, 2022, we have $396.5 million in borrowing capacity under our revolving credit facility. As of December 31, 2022, we had $90.7 million in current maturities of long-term debt, which primarily consist of the current amounts due on our term loan and finance leases.
At December 31, 2022, our bank credit agreement require us to maintain certain leverage and interest coverage ratios. As of December 31, 2022, we were in compliance with our debt covenants. Our leverage ratio has recently benefited from the strong earnings associated with the increase in funeral services performed throughout the COVID-19 pandemic; however, as these impacts subside in future years, we expect leverage to return to our 3.5 to 4.0x target leverage range.
Our financial covenant requirements and actual ratios as of December 31, 2022 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	4.75 (Max)	3.24
Interest coverage ratio	3.00 (Min)	7.83
Subsequent to December 31, 2022, we entered into a new bank credit agreement, expanding our borrowing capacity to $1.5 billion and removing the requirement for an interest coverage ratio. Additionally, the leverage ratio maximum was increased to 5.0x. For more information see Note 6 in Part II, Item 8. Financial Statements and Supplementary Data.
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Our unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facilities will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and minimum operating cash requirements, a portion of our cash on hand is encumbered.
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital investment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for scale. We invested $102.6 million acquiring 18 funeral service locations and 3 cemeteries, which included 3 combination locations, during 2022.
Managing Debt. We may seek to make open market debt repurchases when it is opportunistic to do so relative to other capital deployment opportunities and to manage our near-term debt maturity profile. We have a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity are available to substantially reduce our long-term debt maturities should we choose to do so. In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million term loan due January 2028 and a revolving credit facility due January 2028 providing for borrowings of up to $1.5 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan due May 2024 and Bank Credit Facility due May 2024. The new bank credit agreement provides us with flexibility for incremental liquidity, capital investment, working capital, and other general corporate purposes.
Return Excess Cash to Shareholders. Absent strategic acquisition or new opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.27 per common share at the end of 2022. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance.
FORM 10-K 23

PART II
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $825.7 million and $920.6 million for the years ended December 31, 2022, and 2021, respectively. Excluding a $8.3 million cash receipt from a vendor waiver and release agreement in the prior year, cash flow from operations decreased $86.6 million for 2022 versus 2021. This expected decrease in operating cash flow is primarily due to $183.6 million in lower operating income (excluding the impact certain significant items) as the prior year was positively impacted by the more pronounced effects of the COVID-19 pandemic.
The 2022 decrease in operating cash flows over 2021 is primarily due to the following:
•a $140.9 million increase in vendor and other payments,
•a $78.8 million increase in employee compensation payments, and
•a $22.1 million increase in cash interest payments, partially offset by
•a $86.0 million decrease in cash tax payments,
•a $37.2 million increase in cash receipts from customers,
•a $16.1 million increase in net trust withdrawals, and
•a $15.9 million increase in General Agency (GA) commission and other receipts.
Investing Activities
Cash flows from investing activities used $447.9 million, and $414.9 million, in 2022, and 2021, respectively. The $33.0 million increased outflow from 2022 over 2021 is primarily due to the following:
•a $66.0 million increase in capital expenditures:
•a $26.2 million increase in expenditures for capital improvements at existing field locations,
•a $29.2 million increase in expenditures for cemetery property development,
•a $19.0 million increase in expenditures for digital investments and corporate,
•a $8.4 million decrease in expenditures for growth capital expenditures/construction of new funeral service locations; partially offset by
•a $18.8 million decrease in cash spent on business acquisitions,
•a $9.5 million decrease in cash spent on real estate acquisitions,
•a $2.0 million decrease in payments for Company-owned life insurance policies, net of proceeds,
•a $1.4 million increase in cash receipts from divestitures and asset sales, and
•a $1.3 million increase in proceeds from sale of investments and other.
Financing Activities
Financing activities used $448.0 million in 2022 compared to using $465.6 million in 2021. The $17.6 million decreased outflow from 2022 over 2021 is primarily due to:
•a $155.3 million decrease in debt payments, net of proceeds, partially offset by
•a $106.5 million increase in the purchase of Company common stock,
•a $13.1 million increase in payments of dividends,
•a $11.5 million decrease in proceeds from exercises of stock options, and
•a $6.6 million change in bank overdrafts and other.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Debt & Finance Leases
As of December 31, 2022, we had $4.3 billion in aggregate principal outstanding on our notes, term loan, revolving credit facility, finance leases, mortgages, and other debt (collectively "debt and finance leases"), of which $90.7 million is payable in the next twelve months. The aggregate principal excludes $39.9 million in unamortized non-cash debt issuance costs and
24 Service Corporation International

PART II
original issuance discounts and premiums. Future interest payments associated with the debt and finance leases total $1,011.6 million, of which $202.9 million is payable in the next twelve months. For further information on our debt and finance leases see Note 6 and Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
Operating Leases
We have operating lease agreements for funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. As of December 31, 2022, we had fixed lease payment obligations of $68.8 million, of which $9.0 million is payable in the next twelve months. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
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

	Years Ended December 31,
	2022	2021
	(In millions)
Preneed funeral	$68.4	$89.2
Preneed cemetery:
Merchandise and services	141.5	147.0
Pre-construction	42.5	24.8
Bonds supporting preneed funeral and cemetery obligations	252.4	261.0
Bonds supporting preneed business permits	7.1	7.0
Other bonds	23.9	20.4
Total surety bonds outstanding	$283.4	$288.4
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
FORM 10-K 25

PART II
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$664.6	$636.9
Sales production (number of contracts) (1)	107,553	107,191
General agency revenue	$164.3	$157.4
Maturities	$397.8	$392.9
Maturities (number of contracts)	64,962	65,812
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$506.2	$451.0
Sales production (number of contracts)	125,457	116,654
Maturities	$353.1	$352.4
Maturities (number of contracts)	84,392	83,846
Cemetery:
Sales production:
Preneed	$1,376.7	$1,337.2
Atneed	451.1	494.0
Total sales production	$1,827.8	$1,831.2
Sales production deferred to backlog:
Preneed	$669.0	$575.8
Atneed	315.6	338.3
Total sales production deferred to backlog	$984.6	$914.1
Revenue recognized from backlog:
Preneed	$444.1	$348.2
Atneed	309.8	317.7
Total revenue recognized from backlog	$753.9	$665.9
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2022 and 2021. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2022 and 2021. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
26 Service Corporation International

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

	December 31, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.62	$1.62	$1.53	$1.53
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.85	0.85	0.72	0.72
Deferred receipts held in trust	4.16	4.12	4.77	3.93
Allowance for cancellation on trust investments	(0.24)	(0.23)	(0.33)	(0.27)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.39	6.36	6.69	5.91
Backlog of insurance-funded revenue (1)	7.35	7.35	6.97	6.97
Total backlog of deferred revenue	$13.74	$13.71	$13.66	$12.88

Preneed receivables, net and trust investments	$5.58	$5.54	$6.02	$5.18
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.85	0.85	0.71	0.71
Allowance for cancellation on trust investments	(0.24)	(0.23)	(0.33)	(0.27)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.19	6.16	6.40	5.62
Insurance policies associated with insurance-funded deferred revenue (1)	7.35	7.35	6.97	6.97
Total assets associated with backlog of preneed revenue	$13.54	$13.51	$13.37	$12.59
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves and appraisals. As of December 31, 2022, the difference between the backlog and asset market amounts represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.27 billion collected from customers that were not required to be deposited into trusts, and $0.14 billion in allowable cash distributions from trust assets partially offset by $1.40 billion in amounts due on delivered property and merchandise. As of December 31, 2022, the fair value of the total backlog comprised $3.83 billion related to cemetery contracts and $9.91 billion related to funeral contracts. As of December 31, 2022, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.82 billion related to cemetery contracts and $2.37 billion related to funeral contracts. As of December 31, 2022, the backlog of insurance-funded contracts of $7.35 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
Trust Investments
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future at the prices that were guaranteed at the time of sale. Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus generally remains in the trust in perpetuity and the earnings or elected distributions are withdrawn as allowed to defray the expenses to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the earnings that are distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
FORM 10-K 27

PART II
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
As of December 31, 2022, approximately 94% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2022, the largest single equity position represented less than 1% of the total securities portfolio.
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
Alternative investments serve to provide high rates of return with reduced volatility and lower correlation to publicly-traded securities. These investments are typically longer term in duration and are diversified by strategy, sector, manager, geography, and vintage year. The investments consist of numerous limited partnerships invested in private equity, private market real estate, energy and natural resources, infrastructure, transportation, and private debt including both distressed debt and mezzanine financing. The trustees that have oversight of their respective alternative LLCs work closely with the investment advisor in making all investment decisions.
28 Service Corporation International

PART II
Trust Performance
During the year ended December 31, 2022, the Standard and Poor’s 500 Index decreased 18.1% and the Barclay’s Aggregate Index decreased 13.0%. This compares to the SCI trusts that decreased 11.5% during the same year-end period, which exceeded our internal custom benchmarks. The SCI trusts have a diversified allocation of approximately 57% equities, 28% fixed income securities, 10% alternative and other investments with the remaining 5% in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $143.8 million, $179.7 million, and $129.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $85.1 million, $96.1 million, and $77.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The decline in recognized trust fund income is primarily due to negative market returns in preneed trust investments and lower distributions from our cemetery perpetual care trust investments in the current year.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2022 and 2021
Management Summary
In 2022, we reported consolidated net income attributable to common stockholders of $565.3 million ($3.53 per diluted share) compared to net income attributable to common stockholders in 2021 of $802.9 million ($4.72 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2022	2021
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$10.0	$25.2
Pre-tax losses on early extinguishment of debt, net	$(1.2)	$(5.2)
Pre-tax foreign currency exchange loss	$(1.5)	$—
Pre-tax income from vendor waiver and release agreement cash receipts	$—	$8.3
Pre-tax estimate of certain legal matters (1)	$(64.6)	$—
Tax effect from significant items	$14.0	$(7.3)
Change in uncertain tax reserves and other (2)	$0.7	$4.0
(1)    Estimate of certain legal matters relates to an estimate charge of $64.6 million for certain legal matters. During the fourth quarter, we reached an immaterial preliminary settlement in a private litigation matter in Florida and subsequently we engaged in settlement discussions with the California Attorney General. Both matters relate to previously disclosed litigation. Approximately two-thirds of the $64.6 million pretax charge relates to estimated preneed contract refunds in California and Florida. The remainder of the charge includes anticipated reimbursement of California governmental investigative costs and other legal expenses.
(2)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the decrease over the prior year is due to an expected decline in gross profit primarily due to decreases in COVID-19 related activity combined with higher inflationary costs and lower trust fund income. Additionally, fewer shares outstanding more than offset the impact of higher interest expense.
FORM 10-K 29

PART II
Funeral Results

	Years Ended December 31,
	2022	2021
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,332.0	$2,343.2
Less: revenue associated with acquisitions/new construction	48.0	4.5
Less: revenue associated with divestitures	1.6	6.6
Comparable(1) funeral revenue	2,282.4	2,332.1
Less: comparable recognized preneed revenue	163.0	159.3
Less: comparable general agency and other revenue	142.0	140.4
Adjusted comparable funeral revenue	$1,977.4	$2,032.4
Comparable services performed	362,565	380,089
Comparable average revenue per service(2)	$5,454	$5,347

Consolidated funeral gross profit	545.7	639.8
Less: gross profit associated with acquisitions/new construction	6.0	0.2
Less: gross losses associated with divestitures	(2.2)	(3.5)
Comparable(1) funeral gross profit	$541.9	$643.1
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2021 and ending December 31, 2022.
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
Funeral Revenue
Consolidated revenue from funeral operations was $2,332.0 million for the year ended December 31, 2022, compared to $2,343.2 million for the same period in 2021. This $11.2 million, or 0.5%, decrease in revenue is primarily attributable to a $49.7 million decrease in comparable funeral revenue, partially offset by a $43.5 million increase in revenue contributed from newly constructed and acquired properties.
Comparable revenue from funeral operations was $2,282.4 million for the year ended December 31, 2022 compared to $2,332.1 million for the same period in 2021. This $49.7 million decrease was primarily attributable to a 4.6% decrease in our comparable funeral services performed as the prior year was impacted by the COVID-19 pandemic. The decrease in funeral services performed was comprised of a 5.6% decrease in funeral services performed by our funeral service locations offset by a 1.8% increase in cremations performed by our non-funeral home channel. Additionally, we experienced a $1.6 million increase in comparable general agency and other revenue and a $3.7 million increase in comparable recognized preneed revenue, as a result of higher comparable preneed funeral sales production.
Average revenue per funeral service increased 2.0% for the year ended December 31, 2022 compared to the same period in 2021. This average revenue growth was primarily attributable to our customers desire for more comprehensive services including items such as catering and flowers. Our total comparable cremation rate increased 190 basis points to 61.1% for the year ended December 31, 2022.
Funeral Gross Profit
Consolidated funeral gross profit decreased $94.1 million, or 14.7%, in 2022 compared to 2021 as the prior year was positively impacted by COVID-19. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $101.2 million, or 15.7%, partially offset by the $5.8 million increase in gross profit contributed by newly constructed and acquired properties. Comparable funeral gross profit decreased $101.2 million to $541.9 million and the comparable gross profit percentage decreased from 27.6% to 23.7%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher energy and employee-related inflationary costs.
30 Service Corporation International

PART II
Cemetery Results

	Years Ended December 31,
	2022	2021
	(In millions)
Consolidated cemetery revenue	$1,776.6	$1,800.0
Less: revenue associated with acquisitions/new construction	16.0	0.1
Less: revenue associated with divestitures	0.1	0.3
Comparable(1) cemetery revenue	$1,760.5	$1,799.6

Consolidated cemetery gross profit	$608.9	$683.3
Less: gross (loss) profit associated with acquisitions/new construction	8.6	(0.4)
Less: gross profit associated with divestitures	—	0.2
Comparable(1) cemetery gross profit	$600.3	$683.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2021 and ending December 31, 2022.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $23.4 million, or 1.3%, in 2022 compared to 2021 primarily due to a $39.1 million, or 2.2%, decrease in comparable cemetery revenue, partially offset by a $15.9 million increase in revenue contributed by newly constructed and acquired properties.
The decrease in comparable cemetery revenue was primarily attributable to a $28.6 million decrease in comparable cemetery core revenue, which was driven by a $32.1 million decline in comparable cemetery atneed revenue, and a $20.5 million decline in merchandise and service trust fund income, partially offset by $24.0 million increase in recognized preneed revenue. The decline in comparable cemetery atneed revenue was due to an expected decrease in contract velocity compared to the same period in 2021 that was heavily impacted by the COVID-19 pandemic. Additionally, comparable other revenue declined $10.5 million, or 8.0%, primarily from lower endowment care trust fund income due to the impact of the financial markets.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $74.4 million, or 10.9%, in 2022 compared to 2021, which is primarily attributable to the decrease in comparable cemetery gross profit of $83.2 million, or 12.2%, partially offset by a $9.0 million increase in gross profit contributed from newly constructed and acquired properties. Comparable cemetery gross profit decreased $83.2 million to $600.3 million, and the gross profit percentage decreased 390 basis points to 34.1%. The decrease in gross profit is due to the decline in comparable cemetery atneed revenue and merchandise and service trust fund income mentioned above combined with higher inflationary employee-related and maintenance costs.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $237.2 million in 2022 compared to $157.6 million in 2021. Excluding an estimated charge for certain legal matters of $64.6 million in 2022, corporate general and administrative expenses increased $15.0 million primarily related to workers compensation and general liability insurance claims as well as expenses related to the timing of incentive compensation.
During the fourth quarter of 2022, we reached an immaterial preliminary settlement in a private litigation matter in Florida and subsequently we engaged in settlement discussions with the California Attorney General. Both matters relate to previously disclosed litigation. Approximately two-thirds of the $64.6 million pretax charge relates to estimated preneed contract refunds in California and Florida. The remainder of the charge includes anticipated reimbursement of California governmental investigative costs and other legal expenses.
Gains on Divestitures and Impairment Charges, Net
We recognized a $10.0 million and a $25.2 million net pre-tax gain on asset divestitures and impairments in 2022 and 2021, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada partially offset by impairment losses.
Interest Expense
Interest expense increased $21.5 million to $172.1 million in 2022 primarily due to higher interest on our floating rate debt as well as higher balances. Our floating rate debt carried a weighted average interest rate of 2.95% for the full year 2022, which is 166 basis points higher than the weighted average rate for our floating rate debt for the full year 2021 of 1.29%.

FORM 10-K 31

PART II
Losses on Early Extinguishment of Debt, Net
During 2022, we made aggregate debt payments of $101.9 million for scheduled and early extinguishment payments. During 2021, we made aggregate debt payments of $736.0 million for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of pre-tax losses of $1.2 million and $5.2 million in 2022 and 2021, respectively, recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
Other Income, Net
Other income, net decreased $9.0 million to $1.6 million in 2022 primarily due to $8.3 million in income from a vendor waiver and release agreement cash receipt recorded in the prior year.
Provision for Income Taxes
The 2022 consolidated effective tax rate was 25.1%, compared to 23.2% in 2021. The lower effective tax rate in 2021 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies and the release of a Puerto Rican valuation allowance. The effective tax rate for the year ended December 31, 2022 was higher than the federal statutory tax rate of 21% primarily due to state and foreign income taxes.
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
32 Service Corporation International

PART II
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
FORM 10-K 33

PART II
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
As of December 31, 2022, foreign withholding taxes have not been provided on the estimated $212.6 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $11.0 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to the Company’s hybrid debt accounting between Canada and the United States.
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
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves. As of December 31, 2022, insurance loss reserves were $99.3 million.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.
34 Service Corporation International

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
Cost and market values as of December 31, 2022 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2022 and 2021, approximately 72% and 79%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.32% and 4.33%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $2.9 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2022 and 2021, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our net income on an annual basis by $5.8 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022, approximately 6% of our stockholders’ equity and debt and 8% of our operating income was denominated in the Canadian dollar. Approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar at December 31, 2021. We do not have an investment in foreign operations considered to be in highly inflationary economies.
FORM 10-K 35

PART II
Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.
36 Service Corporation International

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
FORM 10-K 37

PART II
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.9 billion as of December 31, 2022, and the goodwill associated with the funeral reporting unit was $1.6 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 15, 2023
We have served as the Company’s auditor since 1993.
38 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$2,136,593	$2,139,795	$1,772,778
Service revenue	1,707,099	1,730,860	1,513,420
Other revenue	264,969	272,488	225,311
Total revenue	4,108,661	4,143,143	3,511,509
Costs of revenue
Cost of property and merchandise	(1,041,287)	(1,007,261)	(867,215)
Cost of service	(883,020)	(833,183)	(749,695)
Overhead and other expenses	(1,029,752)	(979,624)	(902,160)
Costs of revenue	(2,954,059)	(2,820,068)	(2,519,070)
Gross profit	1,154,602	1,323,075	992,439
Corporate general and administrative expenses	(237,248)	(157,568)	(156,678)
Gains on divestitures and impairment charges, net	9,962	25,169	7,009
Operating income	927,316	1,190,676	842,770
Interest expense	(172,109)	(150,610)	(163,063)
Losses on early extinguishment of debt, net	(1,225)	(5,226)	(18,428)
Other income, net	1,646	10,660	781
Income before income taxes	755,628	1,045,500	662,060
Provision for income taxes	(189,594)	(242,248)	(145,923)
Net income	566,034	803,252	516,137
Net income attributable to noncontrolling interests	(696)	(313)	(230)
Net income attributable to common stockholders	$565,338	$802,939	$515,907
Basic earnings per share:
Net income attributable to common stockholders	$3.58	$4.79	$2.92
Basic weighted average number of shares	157,713	167,542	176,709
Diluted earnings per share:
Net income attributable to common stockholders	$3.53	$4.72	$2.88
Diluted weighted average number of shares	160,131	170,114	178,990
(See notes to consolidated financial statements)
FORM 10-K 39

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$566,034	$803,252	$516,137
Other comprehensive income:
Foreign currency translation adjustments	(23,681)	846	9,507
Total comprehensive income	542,353	804,098	525,644
Total comprehensive income attributable to noncontrolling interests	(691)	(311)	(235)
Total comprehensive income attributable to common stockholders	$541,662	$803,787	$525,409
(See notes to consolidated financial statements)
40 Service Corporation International

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2022	2021
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$191,938	$268,626
Receivables, net of reserves of $6,186 and $6,338, respectively	96,681	106,051
Inventories	31,740	25,935
Other	39,487	40,448
Total current assets	359,846	441,060
Preneed receivables, net of reserves of $27,314 and $20,727, respectively and trust investments	5,577,499	6,015,323
Cemetery property	1,939,816	1,900,844
Property and equipment, net	2,350,549	2,252,158
Goodwill	1,945,588	1,915,082
Deferred charges and other assets, net of reserves of $3,602 and $4,577, respectively	1,190,426	1,169,813
Cemetery perpetual care trust investments	1,702,313	1,996,898
Total assets	$15,066,037	$15,691,178

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$707,488	$659,494
Current maturities of long-term debt	90,661	65,016
Income taxes payable	1,131	3,751
Total current liabilities	799,280	728,261
Long-term debt	4,251,083	3,901,304
Deferred revenue, net	1,624,028	1,532,749
Deferred tax liability	445,040	437,902
Other liabilities	411,376	438,903
Deferred receipts held in trust	4,163,520	4,766,492
Care trusts’ corpus	1,698,287	1,976,118
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 156,088,438 and 166,821,502 shares issued, respectively, and 153,940,365 and 163,114,202 shares outstanding, respectively	153,940	163,114
Capital in excess of par value	958,329	979,096
Retained earnings	544,384	727,021
Accumulated other comprehensive income	16,538	40,214
Total common stockholders’ equity	1,673,191	1,909,445
Noncontrolling interests	232	4
Total equity	1,673,423	1,909,449
Total liabilities and equity	$15,066,037	$15,691,178
(See notes to consolidated financial statements)
FORM 10-K 41

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2022	2021	2020
		(In thousands)
Cash flows from operating activities:
Net income	$566,034	$803,252	$516,137
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	1,225	5,226	18,428
Depreciation and amortization	175,330	159,306	155,299
Amortization of intangibles	18,355	20,002	22,444
Amortization of cemetery property	94,123	98,162	80,403
Amortization of loan costs	6,851	6,367	5,483
Provision for expected credit losses	16,700	11,362	13,558
Provision for (benefit from) deferred income taxes	3,471	(5,837)	7,884
Gains on divestitures and impairment charges, net	(9,962)	(25,169)	(7,009)
Gain on sale of investments	(1,169)	—	—
Share-based compensation	14,709	14,168	14,103
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	4,151	(20,215)	(14,518)
Increase in other assets	(8,206)	(54,883)	(35,739)
Increase in payables and other liabilities	37,029	53,747	122,478
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(309,055)	(308,061)	(158,797)
Increase in deferred revenue, net	195,358	119,730	61,807
Increase in deferred receipts held in trust	20,781	43,451	2,390
Net cash provided by operating activities	825,725	920,608	804,351
Cash flows from investing activities:
Capital expenditures	(369,709)	(303,660)	(222,211)
Business acquisitions, net of cash acquired	(102,558)	(121,382)	(64,164)
Real estate acquisitions	(17,127)	(26,604)	(52,079)
Proceeds from divestitures and sales of property and equipment	42,093	40,696	21,916
Proceeds from sale of investments and other	1,330	—	—
Payments for Company-owned life insurance policies	(1,910)	(3,982)	(5,352)
Proceeds from Company-owned life insurance policies and other	—	—	3,519
Net cash used in investing activities	(447,881)	(414,932)	(318,371)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	484,000	975,000	1,585,000
Debt issuance costs	(525)	(13,640)	(14,503)
Scheduled payments of debt	(36,288)	(36,158)	(34,489)
Early payments of debt	(65,591)	(699,837)	(1,371,856)
Principal payments on finance leases	(35,542)	(34,617)	(43,598)
Proceeds from exercise of stock options	27,814	39,354	26,671
Purchase of Company common stock	(660,850)	(554,313)	(516,870)
Payments of dividends	(160,035)	(146,919)	(137,392)
Bank overdrafts and other	(980)	5,510	14,259
Net cash used in financing activities	(447,997)	(465,620)	(492,778)
Effect of foreign currency	(3,878)	(111)	2,788
Net (decrease) increase in cash, cash equivalents, and restricted cash	(74,031)	39,945	(4,010)
Cash, cash equivalents, and restricted cash at beginning of period	278,555	238,610	242,620
Cash, cash equivalents, and restricted cash at end of period	$204,524	$278,555	$238,610
(See notes to consolidated financial statements)
42 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2019	185,101	(3,916)	1,010,361	601,903	29,864	(58)	1,823,255
Cumulative effect of accounting changes	—	—	—	16,989	—	—	16,989
Comprehensive income	—	—	—	515,907	9,502	235	525,644
Dividends declared on common stock ($.78 per share)	—	—	—	(137,392)	—	—	(137,392)
Stock option exercises	1,361	—	25,310	—	—	—	26,671
Restricted stock awards, net of forfeitures	170	—	(170)	—	—	—	—
Employee share-based compensation earned	—	—	14,103	—	—	—	14,103
Purchase of Company common stock	—	(12,043)	(68,151)	(436,676)	—	—	(516,870)
Noncontrolling interest payments	—	—	—	—	—	(304)	(304)
Retirement of treasury shares	(11,884)	11,884	—	—	—	—	—
Other	44	—	481	—	—	—	525
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621

Comprehensive income	—	—	—	802,939	848	311	804,098
Dividends declared on common stock ($.88 per share)	—	—	—	(146,919)	—	—	(146,919)
Stock option exercises	1,642	—	38,035	—	—	—	39,677
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Employee share-based compensation earned	—	—	14,168	—	—	—	14,168
Purchase of Company common stock	—	(9,438)	(55,468)	(489,730)	—	—	(554,636)
Noncontrolling interest payments	—	—	—	—	—	(180)	(180)
Retirement of treasury shares	(9,805)	9,805	—	—	—	—	—
Other	30	—	590	—	—	—	620
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449

Comprehensive income	—	—	—	565,338	(23,676)	691	542,353
Dividends declared on common stock ($1.02 per share)	—	—	—	(160,035)	—	—	(160,035)
Stock option exercises	1,010	—	27,084	—	—	—	28,094
Restricted stock awards, net of forfeitures	149	(1)	(148)	—	—	—	—
Employee share-based compensation earned	—	—	14,709	—	—	—	14,709
Purchase of Company common stock	—	(10,356)	(62,834)	(587,940)	—	—	(661,130)
Noncontrolling interest payments	—	—	—	—	—	(463)	(463)
Retirement of treasury shares	(11,916)	11,916	—	—	—	—	—
Other	24	—	422	—	—	—	446
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
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
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our consolidated net income or cash flows. As a result, for the years ended December 31, 2021 and 2020, $19.5 million and $15.6 million, respectively, of expenses were reclassified from Costs of revenue to Corporate general and administrative expenses. This reclassification results from strategic changes in how we operate certain centralized functions.
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
44 Service Corporation International

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$191,938	$268,626
Restricted cash(1):
Included in Other current assets	10,379	7,847
Included in Deferred charges and other assets	2,207	2,082
Total restricted cash	12,586	9,929
Total cash, cash equivalents, and restricted cash	$204,524	$278,555
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$44,417	$19,781	$38,483	$186	$102,867
Reserve for credit losses	(3,627)	(2,076)	(344)	(139)	(6,186)
Receivables, net	$40,790	$17,705	$38,139	$47	$96,681

	December 31, 2021
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$49,011	$27,461	$35,650	$267	$112,389
Reserve for credit losses	(3,597)	(2,231)	(344)	(166)	(6,338)
Receivables, net	$45,414	$25,230	$35,306	$101	$106,051
Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Notes receivable	$9,367	$8,684
Reserve for credit losses	(2,546)	(3,424)
Notes receivable, net	$6,821	$5,260

Long-term miscellaneous receivables	$7,993	$8,146
Reserve for credit losses	(1,056)	(1,153)
Long-term miscellaneous receivables, net	$6,937	$6,993
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
FORM 10-K 45

PART II
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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2022:

	December 31, 2021	Provision for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2022
	(In thousands)
Trade receivables:
Funeral	$(3,597)	$(5,698)	$(12)	$7,544	$(2,190)	$326	$(3,627)
Cemetery	(2,231)	(881)	(4)	1,244	(208)	4	(2,076)
Total reserve for credit losses on trade receivables	$(5,828)	$(6,579)	$(16)	$8,788	$(2,398)	$330	$(5,703)

Miscellaneous receivables:
Current	$(344)	$—	$—	$—	$—	$—	$(344)
Long-term	(1,153)	97	—	—	—	—	(1,056)
Total reserve for credit losses on miscellaneous receivables	$(1,497)	$97	$—	$—	$—	$—	$(1,400)

Notes receivable	$(3,590)	$28	$—	$877	$—	$—	$(2,685)

At December 31, 2022, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$37,190	$671	$301	$248	$72	$1	$—	$38,483
Long-term	3,472	2,395	959	1,063	101	3	—	7,993
Total miscellaneous receivables	$40,662	$3,066	$1,260	$1,311	$173	$4	$—	$46,476

Notes receivable	$—	$—	$—	$26	$—	$4,673	$4,854	$9,553
46 Service Corporation International

PART II
At December 31, 2022, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$—	$238	$238	$38,245	$38,483
Long-term	—	—	—	—	—	7,993	7,993
Total miscellaneous receivables	$—	$—	$—	$238	$238	$46,238	$46,476

Notes receivable	$—	$—	$—	$1,116	$1,116	$8,437	$9,553
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $94.1 million, $98.2 million, and $80.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years, and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $175.3 million, $159.3 million, and $155.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and the resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 61% of our total lease liability as of December 31, 2022 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
FORM 10-K 47

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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.25% discount rate, revenue growth rates ranging from (3.5)% to 6.0% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 1.0% and 2.8% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue ranging from 70.0% to 80.0% and growth rates for other assumptions in our model ranging from (3.5)% to 6.0%. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years.
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
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.2% weighted average using carrying value) of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.8% for our funeral and cemetery segments (1.7% weighted average using carrying value), respectively, and discounted the cash flows at a 6.45% discount rate based on the relative risk of these assets to our overall business.
48 Service Corporation International

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
Certain of our intangible assets associated with prior acquisitions are relieved using specific identification in fulfillment of performance obligations on our contracts with customers. We amortize all other finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from five years to eighty-nine years. For more information related to intangible assets, see Note 4.
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 11.9 million, 9.8 million, and 11.9 million shares of our common stock held in our treasury in 2022, 2021, and 2020, respectively. These retired treasury shares were changed to authorized but unissued status.
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
FORM 10-K 49

PART II
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
We also sell travel protection as an agent of a third party. Travel protection is a service that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family. We do not provide these travel protection services, and we are not primarily obligated to provide such services under these arrangements. Therefore, we record revenues, net of amounts due to the third-party, at the time of sale.
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
50 Service Corporation International

PART II
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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2022, 2021, and 2020, we recognized $263.9 million, $259.9 million, and $199.6 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2022, 2021, and 2020 was $164.3 million, $157.4 million, and $124.5 million, respectively.
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
FORM 10-K 51

PART II
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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Preneed receivables, net	$1,402,209	$1,243,781

Trust investments, at fair value	5,663,163	6,536,851
Insurance-backed fixed income securities and other	214,440	231,589
Trust investments	5,877,603	6,768,440
Less: Cemetery perpetual care trust investments	(1,702,313)	(1,996,898)
Preneed trust investments	4,175,290	4,771,542

Preneed receivables, net and trust investments	$5,577,499	$6,015,323
Preneed receivables, net comprised the following:

	December 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$180,108	$1,267,304	$1,447,412
Unearned finance charges	(11,129)	(6,760)	(17,889)
Preneed receivables, at amortized cost	$168,979	$1,260,544	$1,429,523
Reserve for credit losses	(14,438)	(12,876)	(27,314)
Preneed receivables, net	$154,541	$1,247,668	$1,402,209

	December 31, 2021
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$162,183	$1,125,539	$1,287,722
Unearned finance charges	(12,038)	(11,176)	(23,214)
Preneed receivables, at amortized cost	$150,145	$1,114,363	$1,264,508
Reserve for credit losses	(12,722)	(8,005)	(20,727)
Preneed receivables, net	$137,423	$1,106,358	$1,243,781
52 Service Corporation International

PART II
At December 31, 2022, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$76,430	$43,211	$21,593	$11,546	$4,072	$12,127	$168,979
Cemetery	541,067	362,433	204,553	88,270	39,415	24,806	1,260,544
Total preneed receivables, at amortized cost	$617,497	$405,644	$226,146	$99,816	$43,487	$36,933	$1,429,523
At December 31, 2022, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,628	$3,113	$2,181	$21,732	$30,654	$138,325	$168,979
Cemetery	41,043	32,948	10,126	5,077	89,194	1,171,350	1,260,544
Total preneed receivables, at amortized cost	$44,671	$36,061	$12,307	$26,809	$119,848	$1,309,675	$1,429,523
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2022.

	December 31, 2021	Provision for Expected Credit Losses	Acquisitions (Divestitures), Net	Write Offs	Effect of Foreign Currency	December 31, 2022
	(In thousands)
Funeral	$(12,722)	$(4,631)	$—	$2,907	$8	$(14,438)
Cemetery	(8,005)	(5,615)	—	731	13	(12,876)
Total reserve for credit losses on preneed receivables	$(20,727)	$(10,246)	$—	$3,638	$21	$(27,314)
The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Deposits	$534,586	$519,023	$429,307
Withdrawals	$507,872	$477,443	$424,986
Purchases of securities	$1,647,032	$1,823,267	$2,147,935
Sales of securities	$1,518,779	$1,744,618	$1,994,684
Realized gains from sales of securities(1)	$332,738	$584,863	$418,851
Realized losses from sales of securities(1)	$(201,173)	$(91,715)	$(262,974)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
FORM 10-K 53

PART II
The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$6,015,323	$5,345,720	$4,789,562
Cumulative effect of accounting changes	—	—	26,394
Net preneed contract sales	1,978,266	1,870,972	1,494,557
Cash receipts from customers, net of refunds	(1,639,291)	(1,550,735)	(1,279,295)
Deposits to trust	468,482	452,554	373,663
Acquisitions of businesses, net	15,860	4,912	19,299
Net undistributed investment (losses) earnings (1)	(611,057)	448,469	407,770
Maturities and distributed earnings	(500,216)	(464,247)	(430,608)
Change in cancellation allowance	(6,609)	(1,523)	(4,468)
Change in amounts due on unfulfilled performance obligations	(123,385)	(87,207)	(55,269)
Effect of foreign currency and other	(19,874)	(3,592)	4,115
Ending balance - Preneed receivables, net and trust investments	$5,577,499	$6,015,323	$5,345,720
(1)    Includes both realized and unrealized investment earnings.
54 Service Corporation International

PART II
The cost and fair values associated with trust investments recorded at fair value at December 31, 2022 and 2021 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,084	$22	$(2,033)	$43,073
Canadian government	2	30,200	—	—	30,200
Corporate	2	175	—	(18)	157
Residential mortgage-backed	2	1,420	—	(101)	1,319
Asset-backed	2	294	—	(52)	242
Equity securities:
Preferred stock	2	4,144	—	(2,340)	1,804
Common stock:
United States	1	1,707,240	283,423	(208,523)	1,782,140
Canada	1	47,821	11,765	(11,117)	48,469
Other international	1	123,440	10,561	(19,009)	114,992
Mutual funds:
Equity	1	917,686	64,895	(112,374)	870,207
Fixed income	1	1,135,815	1,231	(166,286)	970,760
Trust investments, at fair value		4,013,319	371,897	(521,853)	3,863,363
Commingled funds
Fixed income		730,940	2	(89,246)	641,696
Equity		309,893	40,820	(3,846)	346,867
Money market funds		325,562	—	—	325,562
Alternative investments		307,275	179,491	(1,091)	485,675
Trust investments, at net asset value		1,673,670	220,313	(94,183)	1,799,800
Trust investments, at market		$5,686,989	$592,210	$(616,036)	$5,663,163
As of December 31, 2022, our unfunded commitment for our private equity investments was $292.3 million which, if called, would be funded by the assets of the trusts.
FORM 10-K 55

PART II

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
Maturity dates of our fixed income securities range from 2023 to 2040. Maturities of fixed income securities (excluding mutual funds) at December 31, 2022 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$51,365
Due in one to five years	19,763
Due in five to ten years	3,726
Thereafter	137
Total estimated maturities of fixed income securities	$74,991
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $143.8 million, $179.7 million, and $129.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $85.1 million, $96.1 million, and $77.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
56 Service Corporation International

PART II
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Deferred revenue	$2,472,693	$2,259,364
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(848,665)	(726,615)
Deferred revenue, net	$1,624,028	$1,532,749
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,299,241	$5,761,291	$5,306,479
Net preneed contract sales	1,448,371	1,314,001	1,089,060
Acquisitions (dispositions) of businesses, net	10,824	4,707	19,664
Net investment (losses) gains (1)	(618,760)	443,088	402,048
Recognized revenue from backlog(2)	(498,242)	(471,160)	(412,127)
Recognized revenue from current period sales	(726,584)	(669,025)	(598,768)
Change in amounts due on unfulfilled performance obligations	(123,337)	(87,207)	(55,087)
Change in cancellation reserve	8,351	(459)	1,070
Effect of foreign currency and other	(12,316)	4,005	8,952
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,787,548	$6,299,241	$5,761,291
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2022			2021
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,584,175	$330,907	$1,915,082	$1,551,062	$328,945	$1,880,007
Increase in goodwill related to acquisitions	26,143	11,081	37,224	34,703	1,990	36,693
Reduction of goodwill related to divestitures (1)	—	—	—	(2,080)	(28)	(2,108)
Effect of foreign currency	(6,718)	—	(6,718)	490	—	490
Total activity	19,425	11,081	30,506	33,113	1,962	35,075
Ending balance — Goodwill	$1,603,600	$341,988	$1,945,588	$1,584,175	$330,907	$1,915,082
(1) Also includes reductions for businesses held for sale.
FORM 10-K 57

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2022	2021
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	9	-	20	$222,461	$223,854
Customer relationships	10	-	20	155,767	153,927
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				412,155	411,708
Less accumulated amortization:
Covenants-not-to-compete				205,450	203,935
Customer relationships				101,954	96,294
Tradenames				359	280
Other				10,285	9,546
				318,048	310,055

Amortizing intangibles, net				94,107	101,653

Non-amortizing intangibles:
Tradenames			Indefinite	376,138	359,297
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				386,903	370,062

Intangible assets, net — included in Deferred charges and other assets, net				$481,010	$471,715
Amortization expense for intangible assets was $18.4 million, $20.0 million, and $22.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2022 (in thousands):

2023	$6,508
2024	6,240
2025	6,170
2026	4,170
2027	2,695
Total estimated amortization expense	$25,783
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
On August 16, 2022, the Inflation Reduction Act was enacted into U.S. law. We do not currently expect that the Inflation Reduction Act will have a material impact on our income taxes.
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
United States	$703,131	$994,632	$633,608
Foreign	$52,497	50,868	28,452
Total income before income taxes	$755,628	$1,045,500	$662,060
58 Service Corporation International

PART II
Income tax provision consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
United States	$139,132	$194,545	$106,632
Foreign	14,486	14,088	7,968
State	32,505	39,452	23,439
Total current income taxes	186,123	248,085	138,039
Deferred:
United States	$(59)	$(3,543)	$6,339
Foreign	780	(5,492)	(64)
State	2,750	3,198	1,609
Total deferred income taxes	3,471	(5,837)	7,884
Total income taxes	$189,594	$242,248	$145,923
We made income tax payments of $183.7 million, $270.2 million, and $138.0 million in 2022, 2021, and 2020, respectively, and received refunds of $4.2 million, $4.7 million, and $5.2 million, respectively.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$158,682	$219,555	$139,031
State and local taxes, net of federal income tax benefits	28,817	35,045	20,711
Foreign jurisdiction differences	3,976	3,041	2,496
Permanent differences associated with divestitures	200	400	73
Changes in uncertain tax positions and audit settlements	53	51	100
Foreign valuation allowance, net of federal income tax benefits	—	(4,155)	(566)
Excess tax benefit from share-based compensation	(8,918)	(12,476)	(9,093)
Other	6,784	787	(6,829)
Provision for income taxes	$189,594	$242,248	$145,923
Total consolidated effective tax rate	25.1%	23.2%	22.0%
The 2022 consolidated effective tax rate was 25.1%, compared to 23.2% in 2021. The lower effective tax rate in 2021 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies and the release of a Puerto Rican valuation allowance.
FORM 10-K 59

PART II
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2022	2021
	(In thousands)
Inventories and cemetery property	$(201,795)	$(205,660)
Deferred incremental direct selling costs	(99,377)	(90,691)
Property and equipment	(181,029)	(170,198)
Intangibles	(204,010)	(203,229)
Other	(5,313)	(3,728)
Deferred tax liabilities	(691,524)	(673,506)
Loss and tax credit carryforwards	137,785	148,069
Deferred revenue on preneed funeral and cemetery contracts	153,479	135,112
Accrued liabilities	80,069	79,333
Deferred tax assets	371,333	362,514
Less: valuation allowance	(118,939)	(120,739)
Net deferred income tax liability	$(439,130)	$(431,731)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$5,910	$6,171
Non-current deferred tax liabilities - included in Deferred tax liability	(445,040)	(437,902)
Net deferred income tax liability	$(439,130)	$(431,731)
As of December 31, 2022, foreign withholding taxes have not been provided on the estimated $212.6 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in those businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $11.0 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to the Company’s hybrid debt accounting between Canada and the United States.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2020 to December 31, 2022 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2019	$1,348
Reduction to tax positions related to prior years	—
Balance at December 31, 2020	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2021	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2022	$1,348
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.3 million as of December 31, 2022, 2021 and 2020.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.9 million, $0.8 million, and $0.7 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2022, 2021 and 2020, respectively. We recorded an increase of interest and penalties of $0.1 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. To the extent interest and penalties are
60 Service Corporation International

PART II
not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2019, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2020. There are currently no federal or provincial audits in Canada; however, years subsequent to 2016 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
Various subsidiaries have federal, state, and foreign loss carryforwards in the aggregate of $2.6 billion with expiration dates through 2040. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2023	$—	$218,295	$—	$218,295
2024	—	160,423	346	160,769
2025	—	330,389	1,434	331,823
2026	—	368,207	957	369,164
Thereafter	—	1,495,467	6,598	1,502,065
Total loss carryforwards	$—	$2,572,781	$9,335	$2,582,116
In addition to the above loss carryforwards, we have $2.5 million of foreign alternative minimum tax credits that can be carried forward indefinitely.

In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The future realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2022, we recorded a net $1.8 million decrease in our valuation allowance primarily due to state legislative changes. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2022, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit).

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$—	$131,805	$5,980	$137,785
Valuation allowance	$—	$104,019	$14,920	$118,939
FORM 10-K 61

PART II
6. Debt
The components of Debt are:

	Years Ended December 31,
	2022	2021
	(In thousands)
7.500% Senior Notes due April 2027	$138,274	$152,710
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	536,250	568,750
Bank Credit Facility due May 2024	570,000	155,000
Obligations under finance leases	120,837	136,847
Mortgage notes and other debt, maturities through 2050	66,248	48,113
Unamortized debt issuance costs	(39,865)	(45,100)
Total debt	$4,341,744	$3,966,320
Less: Current maturities of long-term debt	(90,661)	(65,016)
Total long-term debt	$4,251,083	$3,901,304
Current maturities of debt at December 31, 2022 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 72% and 79% of our total debt had a fixed interest rate at December 31, 2022 and 2021, respectively.
The components of our weighted average interest rate are as follows:

	Years Ended December 31,
	2022	2021
Fixed Debt	4.32%	4.33%
Floating Debt	2.95%	1.29%
Total Debt	4.00%	3.70%
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2022 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2023	$90,661
2024	1,094,558
2025	49,570
2026	10,004
2027	693,481
2028 and thereafter	2,403,470
Total debt maturities	$4,341,744
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a minimum interest coverage ratio, a maximum leverage ratio, and certain dividend and share repurchase restrictions. As of December 31, 2022, we are in compliance with all of our debt covenants. At December 31, 2022, we issued $33.5 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.15%. As of December 31, 2022, we have $396.5 million in borrowing capacity under the facility.
As of December 31, 2021, we issued $34.0 million of letters of credit.
62 Service Corporation International

PART II
Debt Issuances and Additions
During the year ended December 31, 2022, we issued or added $484.0 million of debt including:
•$465.0 million on our Bank Credit Facility due May 2024; and
•$19.0 million in other debt.
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
Debt Extinguishments and Reductions
During the year ended December 31, 2022, we made aggregate debt payments of $101.9 million for scheduled and early extinguishment payments including:
•$50.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$32.5 million in aggregate principal of our Term Loan due May 2024;
•$14.4 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased on the open market;
•$1.2 million of premiums paid on early extinguishment; and
•$3.8 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $1.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2022.
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
Additional Debt Disclosures
At December 31, 2022 and 2021, we had deposits of $0.5 million and $0.4 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
We had assets of approximately $59.8 million and $44.1 million pledged as collateral for the mortgage notes and other debt at December 31, 2022 and 2021, respectively.

Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2022	$164,222
Payments in 2021	$142,145
Payments in 2020	$152,524
FORM 10-K 63

PART II

Expected cash interest payments on our existing long-term debt for the five years subsequent to December 31, 2022 and thereafter are as follows (in thousands):

Payments in 2023	$202,876
Payments in 2024	164,919
Payments in 2025	137,757
Payments in 2026	136,897
Payments in 2027	127,562
Payments in 2028 and thereafter	241,597
Total expected cash interest payments	$1,011,608
Subsequent Event
In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million Term Loan due January 2028 and a Bank Credit Facility due January 2028 providing for borrowings of up to $1.5 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan due May 2024 and Bank Credit Facility due May 2024. The new bank credit agreement provides us with flexibility for working capital and other general corporate purposes, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains certain financial covenants, including a maximum leverage ratio and certain dividend and share repurchase restrictions. Currently, we have issued $33.5 million of letters of credit on the Bank Credit Facility due January 2028 and we have $1.0 billion in borrowing capacity under the facility.
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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
7.500% Notes due April 2027	$141,499	$181,511
4.625% Senior Notes due December 2027	513,909	575,443
5.125% Senior Notes due June 2029	709,125	809,737
3.375% Senior Notes due August 2030	702,202	836,825
4.000% Senior Notes due May 2031	685,680	813,552
Term Loan due May 2024	536,250	568,750
Bank Credit Facility due May 2024	570,000	155,000
Mortgage notes and other debt, maturities through 2050	63,168	46,878
Total fair value of debt instruments	$3,921,833	$3,987,696
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, the revolving credit facility agreement, and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
64 Service Corporation International

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
Future lease payments for non-cancelable operating and finance leases as of December 31, 2022 were as follows:

	Operating	Finance	Total
	(In thousands)
2023	$9,049	$46,055	$55,104
2024	8,504	36,964	45,468
2025	7,152	17,531	24,683
2026	5,968	11,187	17,155
2027	5,211	5,889	11,100
2028 and thereafter	32,940	15,159	48,099
Total lease payments	$68,824	$132,785	$201,609
Less: Interest	(16,427)	(11,948)	(28,375)
Present value of lease liabilities	$52,397	$120,837	$173,234
The components of lease cost were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Amortization of leased assets	$35,321	$37,569	$41,938
Interest on lease liabilities	3,990	4,642	5,955
Total finance lease cost	39,311	42,211	47,893
Operating lease cost	11,021	11,586	12,196
Variable lease cost	437	178	29
Total lease cost	$50,769	$53,975	$60,118
FORM 10-K 65

PART II
Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2022	December 31, 2021
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$49,741	$53,685
Finance lease right-of-use assets (1)	Property and equipment, net	115,813	131,420
Total right-of-use assets (1)		$165,554	$185,105

Operating	Accounts payable and accrued liabilities	$7,083	$8,049
Finance	Current maturities of long-term debt	42,469	34,222
Total current lease liabilities		49,552	42,271
Operating	Other liabilities	45,314	48,178
Finance	Long-term debt	78,368	102,625
Total non-current lease liabilities		123,682	150,803
Total lease liabilities		$173,234	$193,074
(1)    Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	11.8	4.5	12.1	4.9
Weighted-average discount rate	4.0%	3.3%	3.9%	3.1%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,994	$11,693	$12,190
Operating cash flows for finance leases	3,838	4,207	5,446
Financing cash flows for finance leases	35,542	34,617	43,598
Total cash paid for amounts included in the measurement of lease liabilities	$50,374	$50,517	$61,234

New finance leases	21,148	21,097	23,523
Finance lease renewals and extensions	(264)	1,095	—
Right-of-use assets obtained in exchange for finance lease liabilities	$20,884	$22,192	$23,523

New operating leases	2,704	3,268	4,684
Operating lease renewals and extensions	2,324	4,554	4,128
Right-of-use assets obtained in exchange for operating lease liabilities	$5,028	$7,822	$8,812
During the years ended December 31, 2022 and 2021, we acquired buildings and land previously leased for our funeral service locations. These real estate acquisitions, excluded from the table above, reduced right-of-use assets by $0.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.
We have 59 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $4.3 million and $4.4 million in lease income for the years ended December 31, 2022 and 2021, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space, and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base
66 Service Corporation International

PART II
contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures.
Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2022 (in thousands):

2023	$3,510
2024	3,304
2025	3,046
2026	2,510
2027	2,160
2028 and thereafter	14,864
Total expected cash receipts	$29,394
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.7 million for each of the years ended December 31, 2022 and 2021 and $0.5 million for the year ended December 31, 2020. As of December 31, 2022, our Consolidated Balance Sheet includes Land of $23.8 million, and Buildings and improvements of $19.7 million, net of $2.4 million accumulated depreciation, related to these properties.
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2022 and 2021, we have self-insurance reserves of $99.3 million and $94.3 million, respectively.
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
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney
FORM 10-K 67

PART II
General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. While we believe our contracts comply with applicable laws, the parties have engaged in settlement discussions in an effort to resolve this dispute, which may or may not be successful. We anticipate any settlement in connection with this matter may include preneed contract refunds, governmental investigative costs and other legal expenses.
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
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2022 or 2021. At December 31, 2022 and 2021, 500,000,000 common shares of $1 par value were authorized. We had 156,088,438 and 166,821,502 shares issued and 153,940,365 and 163,114,202 outstanding at par at December 31, 2022 and 2021, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2022, we repurchased 10,356,250 shares of our common stock at an aggregate cost of $661.1 million, which is an average cost per share of $63.84. In 2021, we repurchased 9,437,446 shares of our common stock at an aggregate cost of $554.6 million, which is an average cost per share of $58.77. Additionally, in November 2022, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $584.2 million at December 31, 2022.
Subsequent to December 31, 2022, we repurchased 914,022 shares for $64.4 million at an average cost per share of $70.46.
68 Service Corporation International

PART II
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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2022 and 2021, 4,090,978 and 4,912,904 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2022	2021	2020
Dividend yield	1.5%	1.8%	1.7%
Expected volatility	23.9%	23.5%	18.0%
Risk-free interest rate	1.8%	0.4%	1.4%
Expected holding period (years)	4.0	4.0	3.7
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$14,709	$14,168	$14,103
Income tax benefit related to share-based compensation included in net income	$3,877	$3,537	$3,417
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2022 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	5,922,692	$36.50
Granted	561,200	$59.76
Exercised	(1,010,366)	$27.81
Cancelled	(12,421)	$50.80
Outstanding at December 31, 2022	5,461,105	$40.47
Exercisable at December 31, 2022	4,164,190	$36.17
The aggregate intrinsic value for stock options outstanding and exercisable was $156.6 million and $137.3 million, respectively, at December 31, 2022.
FORM 10-K 69

PART II
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2022 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2022	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2022	Weighted- Average Exercise Price
$0.00 — 25.00	773,962	1.1	$22.28	773,962	$22.28
$25.01 — 35.00	966,250	2.1	$29.25	966,250	$29.25
$35.01 — 45.00	1,600,987	3.6	$39.68	1,600,987	$39.68
$45.01 — 55.00	1,560,676	5.5	$50.32	822,991	$50.51
$55.01 — 65.00	559,230	7.1	$59.76	—	$—
$0.00 — 65.00	5,461,105	3.9	$40.47	4,164,190	$36.17
Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value of stock options granted	$11.02	$7.50	$6.44
Total fair value of stock options vested	$5,538	$5,708	$5,535
Total intrinsic value of stock options exercised	$42,700	$59,180	$41,995
Cash received from the exercise of stock options	$27,814	$39,354	$26,671
Recognized compensation expense	$5,738	$5,514	$5,668
As of December 31, 2022, the unrecognized compensation expense related to stock options of $6.4 million is expected to be recognized over a weighted average period of 1.8 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2021	229,910	$48.76
Granted	101,543	$59.76
Vested	(116,561)	$36.15
Forfeited and other	(2,777)	$53.97
Nonvested restricted share awards at December 31, 2022	212,115	$54.66
Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2022	2021	2020
Recognized compensation expense related to restricted share awards	$5,739	$5,647	$5,568
Weighted-average grant date fair value for nonvested restricted stock granted	$59.76	$49.59	$50.82
Total fair market value of restricted share awards vested	$5,639	$5,496	$5,674
Aggregate intrinsic value of restricted share awards vested	$2,552	$3,513	$2,100
At December 31, 2022, unrecognized compensation expense of $6.8 million related to restricted share awards is expected to be recognized over a weighted average period of 1.7 years.
70 Service Corporation International

PART II
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2021	128,171	$47.87
Granted	58,012	$59.76
Vested	(61,877)	$46.55
Forfeited and other	(5,370)	$54.07
Nonvested restricted share units at December 31, 2022	118,936	$54.31
Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2022	2021	2020
Recognized compensation expense related to restricted share units	$3,232	$3,007	$2,867
Weighted-average grant date fair value for nonvested restricted share units granted	$59.76	$49.59	$48.89
Total fair market value of restricted share units vested	$3,143	$2,883	$2,722
Aggregate intrinsic value of restricted share units vested	$1,447	$1,911	$1,004
At December 31, 2022, the unrecognized compensation expense related to restricted share units of $3.7 million is expected to be recognized over a weighted average period of 1.7 years.
Performance Units
During 2022, 2021, and 2020 we granted 99,923, 111,449 and 112,762 performance units, respectively. At December 31, 2022, there were 333,379 performance units outstanding. Total compensation expense for performance units was $14.6 million, $19.5 million, and $8.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022 and 2021, cash paid to settle performance units was $10.9 million and $12.4 million, respectively. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2022 were as follows:

Share price at beginning of performance period	$54.78
Risk-free interest rate	4.58%
Expected volatility	29.3%
Fair value of share-based performance units outstanding	$69.14
At December 31, 2022, the unrecognized compensation expense related to performance units of $11.7 million is expected to be recognized over a weighted average period of 1.6 years.
12. Retirement Plans
We currently have a supplemental retirement plan for certain current and former key employees (SERP), a supplemental retirement plan for officers and certain key employees (Senior SERP), and a Stewart Supplemental Retirement Plan (collectively, the “Plans”). All of our Plans are unfunded and have a measurement date of December 31.
The Plans are frozen; therefore, the participants do not earn incremental benefits from additional years of service, and we do not incur any additional service cost.
Retirement benefits under the SERP are based on years of service and average monthly compensation, reduced by benefits under Social Security. The Senior SERP provides retirement benefits based on years of service and position.
In October 2022, we terminated our retirement plan for certain non-employee directors and paid out, in a discounted lump sum, all benefits to the participants or their heirs in the amount of $0.8 million. In December 2022, we amended the Senior SERP to terminate the participation of all our active employees and those participants were paid their benefits, in a discounted lump sum, in the amount of $0.7 million.
FORM 10-K 71

PART II
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Interest cost on projected benefit obligation	$535	$482	$698
Recognized net actuarial (gains) losses	(3,254)	(353)	1,641
Total net periodic benefit cost	$(2,719)	$129	$2,339
The Plans’ funded status were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$22,381	$24,635
Interest cost	535	482
Actuarial gain	(3,254)	(353)
Benefits paid (1)	(3,756)	(2,383)
Benefit obligation at end of year	$15,906	$22,381
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,756	2,383
Benefits paid, including expenses (1)	(3,756)	(2,383)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(15,906)	$(22,381)
Funding Summary:
Projected benefit obligation	$15,906	$22,381
Accumulated benefit obligation	$15,906	$22,381
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(2,236)	$(2,431)
Included in Other liabilities	(13,670)	(19,950)
Total accrued liability	$(15,906)	$(22,381)
(1) In 2022, we terminated our Directors' Plan and amended Senior SERP to terminate the participation of all our active employees and paid out, in a discounted lump sum, all benefits to the participants or their heirs in the amount of $1.5 million.
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2022 and 2021 was $49.8 million and $49.4 million, respectively, and the cash surrender value was $40.7 million and $39.9 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2022	2021	2020
Weighted-average discount rate used to determine obligations	5.34%	2.52%	2.06%
Weighted-average discount rate used to determine net periodic benefit cost	2.52%	2.42%	2.98%
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
72 Service Corporation International

PART II
The following benefit payments are expected to be paid over the next ten years related to our Plans (in thousands):

2023	$1,990
2024	1,796
2025	1,696
2026	1,649
2027	1,571
Years 2028 through 2032	6,595
Total expected benefit payments	$15,297
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2022, 2021, and 2020, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2022, 2021, and 2020 was $49.6 million, $46.0 million, and $39.8 million, respectively.
FORM 10-K 73

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$1,242,269	$1,268,111	$1,092,016
Matured preneed revenue	705,273	700,473	662,675
Core funeral revenue	1,947,542	1,968,584	1,754,691
Non-funeral home revenue	76,311	74,099	61,198
Recognized preneed revenue	164,493	159,595	124,645
Other revenue	143,699	140,898	111,767
Total funeral revenue	2,332,045	2,343,176	2,052,301
Cemetery revenue:
Atneed revenue	448,143	477,950	386,850
Recognized preneed property revenue	868,740	846,528	659,950
Recognized preneed merchandise and services revenue	338,463	343,899	298,864
Core cemetery revenue	1,655,346	1,668,377	1,345,664
Other revenue	121,270	131,590	113,544
Total cemetery revenue	1,776,616	1,799,967	1,459,208
Total revenue from customers	$4,108,661	$4,143,143	$3,511,509
Gross profit:
Funeral gross profit	$545,693	$639,775	$506,535
Cemetery gross profit	608,909	683,300	485,904
Gross profit from reportable segments	1,154,602	1,323,075	992,439
Corporate general and administrative expenses	(237,248)	(157,568)	(156,678)
Gains on divestitures and impairment charges, net	9,962	25,169	7,009
Operating income	927,316	1,190,676	842,770
Interest expense	(172,109)	(150,610)	(163,063)
Losses on early extinguishment of debt, net	(1,225)	(5,226)	(18,428)
Other income, net	1,646	10,660	781
Income before income taxes	$755,628	$1,045,500	$662,060

74 Service Corporation International

PART II
Other reportable segment information as of and for the year ended December 31 were as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2022
Interest expense	$1,734	$493	$169,882	$172,109
Depreciation and amortization	$123,165	$41,502	$10,663	$175,330
Amortization of intangibles	$11,735	$6,620	$—	$18,355
Amortization of cemetery property	$—	$94,123	$—	$94,123
Capital expenditures	$153,224	$196,371	$20,114	$369,709
Total assets	$6,236,270	$8,404,900	$424,867	$15,066,037
2021
Interest expense	$2,864	$681	$147,065	$150,610
Depreciation and amortization	$111,687	$37,373	$10,246	$159,306
Amortization of intangibles	$12,980	$7,016	$6	$20,002
Amortization of cemetery property	$—	$98,162	$—	$98,162
Capital expenditures	$139,420	$148,737	$15,503	$303,660
Total assets	$6,381,280	$8,788,833	$521,065	$15,691,178
2020
Interest expense	$3,896	$514	$158,653	$163,063
Depreciation and amortization	$106,661	$34,117	$14,521	$155,299
Amortization of intangibles	$13,593	$8,841	$10	$22,444
Amortization of cemetery property	$—	$80,403	$—	$80,403
Capital expenditures	$86,518	$132,214	$3,479	$222,211
Our geographic area information as of and for the year ended December 31 were as follows:

	United States	Canada	Total
	(In thousands)
2022
Revenue from external customers	$3,876,689	$231,972	$4,108,661
Interest expense	$171,912	$197	$172,109
Depreciation and amortization	$165,004	$10,326	$175,330
Amortization of intangibles	$18,080	$275	$18,355
Amortization of cemetery property	$89,545	$4,578	$94,123
Operating income	$856,277	$71,039	$927,316
Gains on divestitures and impairment charges, net	$7,220	$2,742	$9,962
Long-lived assets	$7,094,859	$331,520	$7,426,379
2021
Revenue from external customers	$3,918,777	$224,366	$4,143,143
Interest expense	$150,385	$225	$150,610
Depreciation and amortization	$149,351	$9,955	$159,306
Amortization of intangibles	$19,721	$281	$20,002
Amortization of cemetery property	$92,128	$6,034	$98,162
Operating income	$1,120,154	$70,522	$1,190,676
Gains on divestitures and impairment charges, net	$19,837	$5,332	$25,169
Long-lived assets	$6,895,439	$342,458	$7,237,897
2020
Revenue from external customers	$3,328,381	$183,128	$3,511,509
Interest expense	$162,804	$259	$163,063
Depreciation and amortization	$146,378	$8,921	$155,299
Amortization of intangibles	$22,132	$312	$22,444
Amortization of cemetery property	$76,275	$4,128	$80,403
Operating income	$795,461	$47,309	$842,770
Gains on divestitures and impairment charges, net	$6,935	$74	$7,009
FORM 10-K 75

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents:
Cash	$147,408	$260,750
Commercial paper and temporary investments	44,530	7,876
	$191,938	$268,626
Other current assets:
Income tax receivable	$7,018	$13,635
Prepaid insurance	5,035	4,583
Restricted cash	10,379	7,847
Other	17,055	14,383
	$39,487	$40,448
Cemetery property:
Undeveloped land	$1,304,514	$1,297,453
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	635,302	603,391
	$1,939,816	$1,900,844
Property and equipment, net:
Land	$711,672	$701,337
Buildings and improvements	2,581,695	2,445,913
Operating equipment	702,028	661,486
Leasehold improvements	44,044	42,387
Finance leases	332,301	325,823
	4,371,740	4,176,946
Less: Accumulated depreciation	(1,804,703)	(1,730,385)
Less: Accumulated amortization of finance leases	(216,488)	(194,403)
	$2,350,549	$2,252,158
Deferred charges and other assets:
Intangible assets, net	$481,010	$471,715
Restricted cash	2,207	2,082
Deferred tax assets	5,910	6,171
Notes receivable, net of reserves of $2,546 and $3,424, respectively	6,821	5,260
Cash surrender value of insurance policies	199,516	225,857
Deferred incremental direct selling costs	384,108	347,448
Operating leases	49,741	53,685
Other	61,113	57,595
	$1,190,426	$1,169,813
76 Service Corporation International

PART II

	Years Ended December 31,
	2022	2021
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$177,970	$204,094
Accrued benefits	198,260	184,007
Accrued interest	23,602	22,565
Accrued property taxes	15,151	14,980
Self-insurance reserves	99,252	94,268
Legal reserves	76,866	10,315
Bank overdrafts	39,695	39,043
Operating leases	7,083	8,049
Other accrued liabilities	69,609	82,173
	$707,488	$659,494
Other liabilities:
Accrued benefit costs	$13,670	$19,950
Deferred compensation	174,035	201,401
Customer refund obligation reserve	37,805	46,241
Tax liability	2,208	2,156
Payable to perpetual care trust	127,662	110,279
Operating leases	45,314	48,178
Other	10,682	10,698
	$411,376	$438,903
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net change in capital expenditure accrual	$3,817	$3,201	$(6,417)
Options exercised by attestation	$280	$323	$—
Shares repurchased	$(280)	$(323)	$—
FORM 10-K 77

PART II
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	565,338	802,939	515,907
Weighted average shares:
Weighted average shares — basic	157,713	167,542	176,709
Stock options	2,343	2,501	2,234
Restricted share units	75	71	47
Weighted average shares — diluted	160,131	170,114	178,990
Amounts attributable to common stockholders:
Income from continuing operations per share:
Net income per share:
Basic	$3.58	$4.79	$2.92
Diluted	$3.53	$4.72	$2.88
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Antidilutive options	490	—	1,614
78 Service Corporation International

PART II
16. Acquisitions and Divestiture-Related Activities
Acquisitions
In the fourth quarter of 2022, we acquired ten funeral homes and three cemeteries in California as part of two acquisitions (the "2022 California Businesses") for $71.2 million in cash. This amount includes the use of $13.2 million in IRS Section 1031 exchange funds.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisitions (in thousands):

Other current assets	$241
Cemetery property	5,840
Property and equipment, net	19,194
Preneed receivables, net and trust investments	8,099
Indefinite-lived intangible assets	17,149
Deferred charges and other assets	158
Cemetery perpetual care trust investments	6,461
Goodwill	26,098
Total assets acquired	83,240
Current liabilities	439
Deferred revenue and deferred receipts held in trust	3,183
Care trusts' corpus	6,461
Other liabilities	1,937
Total liabilities assumed	12,020
Net assets acquired	$71,220
Purchase accounting is preliminary because we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.
Goodwill, land, and certain identifiable intangible assets recorded in the acquisitions are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $26.1 million in goodwill recognized, all of which is deductible for tax purposes, $11.3 million was allocated to our cemetery segment and $14.8 million was allocated to our funeral segment. The identified intangible assets are indefinite lived tradenames with a fair value of $17.1 million.
We incurred acquisition costs of $0.2 million, which is included in Corporate general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2022. The 2022 California Businesses contributed revenue of $1.9 million and net income of $0.5 million from acquisition through December 31, 2022.
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

FORM 10-K 79

PART II
The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisitions (in thousands):

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
We incurred acquisition costs of $0.3 million, which is included in Corporate general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2021. The Ohio and California Businesses contributed revenue of $1.1 million and net income of $0.3 million from acquisition through December 31, 2021.
Excluding the acquisitions described above, we spent $31.2 million, $26.3 million, and $64.2 million, net of cash acquired, for several business acquisitions, and $17.1 million, $26.6 million, and $52.1 million, net of cash acquired, for several real estate acquisitions for the three years ended December 31, 2022, 2021, and 2020, respectively. These amounts include the use of $21.7 million, $10.9 million, and $55.1 million in IRS Section 1031 exchange funds for the three years ended December 31, 2022, 2021, and 2020, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Gains on divestitures, net	$10,923	$28,573	$11,962
Impairment losses	(961)	(3,404)	(4,953)
Gains on divestitures and impairment charges, net	$9,962	$25,169	$7,009
80 Service Corporation International

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2022

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(In thousands)
Current Provision:
Reserve for credit losses:
Year Ended December 31, 2022	$6,338	$6,579	$(6,731)	$6,186
Year Ended December 31, 2021	$6,031	$6,393	$(6,086)	$6,338
Year Ended December 31, 2020	$—	$5,756	$275	$6,031
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2022	$4,577	$(125)	$(850)	$3,602
Year Ended December 31, 2021	$6,902	$(117)	$(2,208)	$4,577
Year Ended December 31, 2020	$—	$88	$6,814	$6,902
Preneed Receivables, Net:
Reserve for credit losses:
Year Ended December 31, 2022	$20,727	$10,246	$(3,659)	$27,314
Year Ended December 31, 2021	$19,204	$5,086	$(3,563)	$20,727
Year Ended December 31, 2020	$—	$7,739	$11,465	$19,204
Deferred Tax Valuation Allowance:
Year Ended December 31, 2022	$120,739	$(1,800)	$—	$118,939
Year Ended December 31, 2021	$108,090	$12,649	$—	$120,739
Year Ended December 31, 2020	$114,331	$(6,492)	$251	$108,090

FORM 10-K 81

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
82 Service Corporation International

PART II
Item 9B. Other Information
No other information.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
FORM 10-K 83

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2023 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,461,105	$40.47	4,090,978
84 Service Corporation International

Item 15. Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 36 of this report.
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

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2019).
10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4		Third Amendment to Terminate the Retirement Plan for Non-Employee Directors.
10.5	—
Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Thomas L. Ryan (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2021).

10.6	—
Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Eric D. Tanzberger (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2021).

10.7	—
Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Sumner J. Waring, III (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2021).

10.8	—
Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Gregory T. Sangalis (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2021).

FORM 10-K 85

PART IV

Exhibit Number		Description
10.9	—
Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Steven A. Tidwell (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2021).

10.10	—	Form of Employment and Noncompetition Agreement pertaining to executive officers (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2021).
10.11	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.12	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.13	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.14	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.15	—
Amendment No. 1 to Service Corporation International Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2017).

10.16	—
Supplemental Executive Retirement Plan for Senior Officers (as amended and restated effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1998).

10.17		Amendment Two to Supplemental Executive Retirement Plan for Senior Officers (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2022)
10.18	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.19	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.20	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.21	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.22	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.23	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.24	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.25	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.26	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.27	—	Eighth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarterly period ended June 30, 2020).
10.28	—	Ninth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2021).
10.29	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.30	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.31	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.32	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
10.33	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2022).
86 Service Corporation International

PART IV

Exhibit Number		Description
10.34	—
Credit Agreement, dated January 11, 2023, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2023).

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
FORM 10-K 87

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ GREGORY T. SANGALIS
(Gregory T. Sangalis, Senior Vice President, General Counsel, and Secretary)
Dated: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS L. RYAN	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 15, 2023
(Thomas L. Ryan)
/s/ ERIC D. TANZBERGER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2023
(Eric D. Tanzberger)
/s/ TAMMY R. MOORE	Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2023
(Tammy R. Moore)
/s/ ANTHONY L. COELHO	Lead Independent Director	February 15, 2023
(Anthony L. Coelho)
/s/ ALAN R. BUCKWALTER, III	Director	February 15, 2023
(Alan R. Buckwalter, III)
/s/ JAKKI L. HAUSSLER	Director	February 15, 2023
(Jakki L. Haussler)
/s/ VICTOR L. LUND	Director	February 15, 2023
(Victor L. Lund)
/s/ ELLEN OCHOA	Director	February 15, 2023
(Ellen Ochoa)
/s/ C. PARK SHAPER	Director	February 15, 2023
(C. Park Shaper)
/s/ SARA MARTINEZ TUCKER	Director	February 15, 2023
(Sara Martinez Tucker)
/s/ W. BLAIR WALTRIP	Director	February 15, 2023
(W. Blair Waltrip)
/s/ MARCUS A. WATTS	Director	February 15, 2023
(Marcus A. Watts)
88 Service Corporation International