Form 10-Q
period 2023-03-31
SERVICE CORP INTERNATIONAL
filed 2023-05-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of May 2, 2023 was 151,169,858 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$515,242	$561,547
Service revenue	439,505	480,609
Other revenue	73,962	70,247
Total revenue	1,028,709	1,112,403
Costs of revenue
Cost of property and merchandise	(258,602)	(260,051)
Cost of service	(231,298)	(219,538)
Overhead and other expenses	(249,715)	(255,901)
Costs of revenue	(739,615)	(735,490)
Gross profit	289,094	376,913
Corporate general and administrative expenses	(44,160)	(41,704)
Gains on divestitures and impairment charges, net	691	489
Operating income	245,625	335,698
Interest expense	(53,916)	(39,028)
Losses on early extinguishment of debt	(1,060)	—
Other income, net	1,209	128
Income before income taxes	191,858	296,798
Provision for income taxes	(47,029)	(77,231)
Net income	144,829	219,567
Net income attributable to noncontrolling interests	(66)	(54)
Net income attributable to common stockholders	$144,763	$219,513
Basic earnings per share:
Net income attributable to common stockholders	$0.95	$1.36
Basic weighted average number of shares	153,125	161,328
Diluted earnings per share:
Net income attributable to common stockholders	$0.93	$1.34
Diluted weighted average number of shares	155,300	163,807
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands)
Net income	$144,829	$219,567
Other comprehensive income:
Foreign currency translation adjustments	298	7,279
Total comprehensive income	145,127	226,846
Total comprehensive income attributable to noncontrolling interests	(65)	(54)
Total comprehensive income attributable to common stockholders	$145,062	$226,792
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$157,831	$191,938
Receivables, net of reserves of $5,112 and $6,186, respectively	100,864	96,681
Inventories	35,200	31,740
Other	32,219	39,487
Total current assets	326,114	359,846
Preneed receivables, net of reserves of $28,353 and $27,314, respectively, and trust investments	5,777,597	5,577,499
Cemetery property	1,948,809	1,939,816
Property and equipment, net	2,372,563	2,350,549
Goodwill	1,948,014	1,945,588
Deferred charges and other assets, net of reserves of $2,577 and $3,602, respectively	1,196,326	1,190,426
Cemetery perpetual care trust investments	1,774,489	1,702,313
Total assets	$15,343,912	$15,066,037

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$659,112	$707,488
Current maturities of long-term debt	71,358	90,661
Income taxes payable	36,929	1,131
Total current liabilities	767,399	799,280
Long-term debt	4,327,787	4,251,083
Deferred revenue, net	1,644,714	1,624,028
Deferred tax liability	444,484	445,040
Other liabilities	420,685	411,376
Deferred receipts held in trust	4,347,600	4,163,520
Care trusts’ corpus	1,769,342	1,698,287
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 156,518,824 and 156,088,438 shares issued, respectively, and 151,939,138 and 153,940,365 shares outstanding, respectively	151,939	153,940
Capital in excess of par value	953,368	958,329
Retained earnings	499,567	544,384
Accumulated other comprehensive income	16,837	16,538
Total common stockholders’ equity	1,621,711	1,673,191
Noncontrolling interests	190	232
Total equity	1,621,901	1,673,423
Total liabilities and equity	$15,343,912	$15,066,037
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$144,829	$219,567
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,060	—
Depreciation and amortization	46,114	42,436
Amortization of intangibles	4,731	5,074
Amortization of cemetery property	20,338	24,849
Amortization of loan costs	1,697	1,644
Provision for expected credit losses	1,906	3,078
Benefit from deferred income taxes	(492)	(4,580)
Gains on divestitures and impairment charges, net	(691)	(489)
Share-based compensation	4,478	3,687
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	8,329	5,435
Increase in other assets	(17,421)	(2,714)
Increase in payables and other liabilities	1,977	52,003
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(39,923)	(91,641)
Increase in deferred revenue, net	41,030	67,625
Increase in deferred receipts held in trust	1,610	6,199
Net cash provided by operating activities	219,572	332,173
Cash flows from investing activities:
Capital expenditures	(77,903)	(56,748)
Business acquisitions, net of cash acquired	(8,700)	—
Real estate acquisitions	(16,666)	(226)
Proceeds from divestitures and sales of property and equipment	9,741	2,986
Payments for Company-owned life insurance policies	(1,366)	(1,666)
Net cash used in investing activities	(94,894)	(55,654)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	408,383	75,000
Debt issuance costs	(7,471)	—
Scheduled payments of debt	(5,287)	(9,075)
Early payments and extinguishment of debt	(345,073)	—
Principal payments on finance leases	(8,537)	(9,059)
Proceeds from exercise of stock options	8,763	272
Purchase of Company common stock	(165,950)	(256,355)
Payments of dividends	(41,207)	(39,964)
Bank overdrafts and other	(6,729)	(12,517)
Net cash used in financing activities	(163,108)	(251,698)
Effect of foreign currency	20	2,556
Net (decrease) increase in cash, cash equivalents, and restricted cash	(38,410)	27,377
Cash, cash equivalents, and restricted cash at beginning of period	204,524	278,555
Cash, cash equivalents, and restricted cash at end of period	$166,114	$305,932
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	219,513	7,279	54	226,846
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,964)	—	—	(39,964)
Employee share-based compensation earned	—	—	3,687	—	—	—	3,687
Stock option exercises	7	—	265	—	—	—	272
Restricted stock awards, net of forfeitures	147	—	(147)	—	—	—	—
Purchase of Company common stock	—	(4,104)	(24,613)	(227,638)	—	—	(256,355)
Noncontrolling interest payments	—	—	—	—	—	(162)	(162)
Other	—	—	(1,127)	—	—	—	(1,127)
Balance at March 31, 2022	$166,976	$(7,812)	$957,161	$678,932	$47,493	$(104)	$1,842,646

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards and units, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901
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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$157,831	$191,938
Restricted cash (1)
Included in Other current assets	6,076	10,379
Included in Deferred charges and other assets, net	2,207	2,207
Total restricted cash	8,283	12,586
Total cash, cash equivalents, and restricted cash	$166,114	$204,524
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$30,615	$22,301	$52,889	$171	$105,976
Reserve for credit losses	(2,572)	(2,038)	(365)	(137)	(5,112)
Receivables, net	$28,043	$20,263	$52,524	$34	$100,864

	December 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$44,417	$19,781	$38,483	$186	$102,867
Reserve for credit losses	(3,627)	(2,076)	(344)	(139)	(6,186)
Receivables, net	$40,790	$17,705	$38,139	$47	$96,681

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Notes receivable	$9,498	$9,367
Reserve for credit losses	(1,795)	(2,546)
Notes receivable, net	$7,703	$6,821

Long-term miscellaneous receivables	$7,619	$7,993
Reserve for credit losses	(782)	(1,056)
Long-term miscellaneous receivables, net	$6,837	$6,937

FORM 10-Q 11

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the three months ended March 31, 2023:

	December 31, 2022	(Provision) benefit for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency and Other	March 31, 2023
	(In thousands)
Trade receivables:
Funeral	$(3,627)	$(134)	$(83)	$1,605	$(390)	$57	$(2,572)
Cemetery	(2,076)	(186)	—	294	(69)	(1)	(2,038)
Total reserve for credit losses on trade receivables	$(5,703)	$(320)	$(83)	$1,899	$(459)	$56	$(4,610)

Miscellaneous receivables:
Current	$(344)	$(22)	$—	$—	$—	$1	$(365)
Long-term	(1,056)	274	—	—	—	—	(782)
Total reserve for credit losses on miscellaneous receivables	$(1,400)	$252	$—	$—	$—	$1	$(1,147)

Notes receivable	$(2,685)	$3	$—	$750	$—	$—	$(1,932)

At March 31, 2023, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$48,972	$2,798	$601	$306	$200	$12	$—	$52,889
Long-term	793	3,077	2,080	768	852	49	—	7,619
Total miscellaneous receivables	$49,765	$5,875	$2,681	$1,074	$1,052	$61	$—	$60,508

Notes receivable	$—	$—	$—	$12	$—	$4,730	$4,927	$9,669
At March 31, 2023, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$316	$1,103	$1,419	$51,470	$52,889
Long-term	—	—	—	—	—	7,619	7,619
Total miscellaneous receivables	$—	$—	$316	$1,103	$1,419	$59,089	$60,508

Notes receivable	$—	$—	$—	$1,116	$1,116	$8,553	$9,669

12 Service Corporation International

PART I
Accounting Standards Adopted in 2023
Financial Instruments
In March 2022, the Financial Accounting Standards Board (FASB) amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. We adopted the amended guidance in 2023 with no impact on our consolidated results of operations, consolidated financial position, and cash flows. As receivable write-offs in the first quarter of 2023 were immaterial, we have not included the vintage year disclosure in this filing. We will add the vintage year disclosure in future filings for periods in which receivable write-offs are material, if any.
Recently Issued Accounting Standards
Investments
In March 2023, the FASB amended guidance for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amended guidance expands the option to use the proportional amortization method from investments in low-income-housing tax credit structures to all tax credit structures that meet certain requirements. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the investment amortization and the income tax credits presented net in the statement of operations as a component of income tax expense. The new guidance is effective as of January 1, 2024 with early adoption permitted. We are still evaluating the impact of the guidance on our consolidated results of operations, consolidated financial position, and cash flows.
Leases
In March 2023, the FASB amended guidance on determining the useful life of leasehold improvements associated with a lease between related parties under common control. The amended guidance requires that the leasehold improvements be amortized over the useful life of the improvements to the common control group as a whole. The new guidance is effective for us on January 1, 2024 and is not expected to have any impact on our consolidated results of operations, consolidated financial position, and cash flows.
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

3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Preneed receivables, net	$1,416,722	$1,402,209

Trust investments, at market	5,924,847	5,663,163
Insurance-backed fixed income securities and other	210,517	214,440
Trust investments	6,135,364	5,877,603
Less: Cemetery perpetual care trust investments	(1,774,489)	(1,702,313)
Preneed trust investments	4,360,875	4,175,290

Preneed receivables, net and trust investments	$5,777,597	$5,577,499

FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	March 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$188,504	$1,274,375	$1,462,879
Unearned finance charges	(10,837)	(6,967)	(17,804)
Preneed receivables, at amortized cost	177,667	1,267,408	1,445,075
Reserve for credit losses	(15,148)	(13,205)	(28,353)
Preneed receivables, net	$162,519	$1,254,203	$1,416,722

	December 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$180,108	$1,267,304	$1,447,412
Unearned finance charges	(11,129)	(6,760)	(17,889)
Preneed receivables, at amortized cost	168,979	1,260,544	1,429,523
Reserve for credit losses	(14,438)	(12,876)	(27,314)
Preneed receivables, net	$154,541	$1,247,668	$1,402,209

At March 31, 2023, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2023	2022	2021	2019	2018	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$28,445	$67,155	$38,001	$18,284	$10,092	$15,690	$177,667
Cemetery	124,775	505,146	332,591	179,554	74,933	50,409	1,267,408
Total preneed receivables, at amortized cost	$153,220	$572,301	$370,592	$197,838	$85,025	$66,099	$1,445,075

At March 31, 2023, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,244	$2,845	$2,249	$23,166	$31,504	$146,163	$177,667
Cemetery	38,257	27,650	5,871	2,775	74,553	1,192,855	1,267,408
Total preneed receivables, at amortized cost	$41,501	$30,495	$8,120	$25,941	$106,057	$1,339,018	$1,445,075
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2023:

	December 31, 2022	Provision for Expected Credit Losses	Write-Offs	Effect of Foreign Currency	March 31, 2023
	(In thousands)
Funeral	$(14,438)	$(1,300)	$590	$—	$(15,148)
Cemetery	(12,876)	(541)	209	3	(13,205)
Total reserve for credit losses on preneed receivables	$(27,314)	$(1,841)	$799	$3	$(28,353)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2023	2022
	(In thousands)
Deposits	$137,245	$127,972
Withdrawals	$124,245	$122,364
Purchases of securities	$607,476	$469,312
Sales of securities	$630,740	$394,424
Realized gains from sales of securities(1)	$82,330	$103,555
Realized losses from sales of securities(1)	$(49,910)	$(27,932)
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

		March 31, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,239	$37	$(1,749)	$43,527
Canadian government	2	33,130	—	—	33,130
Corporate	2	175	—	(18)	157
Residential mortgage-backed	2	5,485	23	(111)	5,397
Asset-backed	2	293	—	(51)	242
Equity securities:
Preferred stock	2	4,196	—	(2,062)	2,134
Common stock:
United States	1	1,765,274	293,953	(155,781)	1,903,446
Canada	1	50,325	14,876	(6,962)	58,239
Other international	1	97,626	12,049	(10,055)	99,620
Mutual funds:
Equity	1	916,174	82,279	(77,552)	920,901
Fixed income	1	1,098,174	1,776	(140,387)	959,563
Trust investments, at fair value		4,016,091	404,993	(394,728)	4,026,356
Commingled funds
Fixed income		733,119	—	(76,465)	656,654
Equity		306,512	67,597	(1,130)	372,979
Money market funds		345,577	—	—	345,577
Alternative investments		372,793	154,721	(4,233)	523,281
Trust investments, at net asset value		1,758,001	222,318	(81,828)	1,898,491
Trust investments, at market		$5,774,092	$627,311	$(476,556)	$5,924,847
16 Service Corporation International

PART I

		December 31, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,084	$22	$(2,033)	$43,073
Canadian government	2	30,200	—	—	30,200
Corporate	2	175	—	(18)	157
Residential mortgage-backed	2	1,420	—	(101)	1,319
Asset-backed	2	294	—	(52)	242
Equity securities:
Preferred stock	2	4,144	—	(2,340)	1,804
Common stock:
United States	1	1,707,240	283,423	(208,523)	1,782,140
Canada	1	47,821	11,765	(11,117)	48,469
Other international	1	123,440	10,561	(19,009)	114,992
Mutual funds:
Equity	1	917,686	64,895	(112,374)	870,207
Fixed income	1	1,135,815	1,231	(166,286)	970,760
Trust investments, at fair value		4,013,319	371,897	(521,853)	3,863,363
Commingled funds
Fixed income		730,940	2	(89,246)	641,696
Equity		309,893	40,820	(3,846)	346,867
Money market funds		325,562	—	—	325,562
Alternative investments		307,275	179,491	(1,091)	485,675
Trust investments, at net asset value		1,673,670	220,313	(94,183)	1,799,800
Trust investments, at market		$5,686,989	$592,210	$(616,036)	$5,663,163
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
Maturity dates of our fixed income securities range from 2023 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at March 31, 2023 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$55,274
Due in one to five years	19,780
Due in five to ten years	7,289
Thereafter	110
Total estimated maturities of fixed income securities	$82,453

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $36.0 million and $45.9 million for the three months ended March 31, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $22.0 million and $24.4 million for the three months ended March 31, 2023 and 2022, respectively.
FORM 10-Q 17

PART I
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$2,515,817	$2,472,693
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(871,103)	(848,665)
Deferred revenue, net	$1,644,714	$1,624,028
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2023	2022
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,787,548	$6,299,240
Net preneed contract sales	364,463	391,243
Acquisitions (dispositions) of businesses, net	2,904	269
Net investment gains (losses)(1)	178,220	(201,580)
Recognized revenue from backlog(2)	(180,172)	(176,913)
Recognized revenue from current period sales	(137,324)	(138,905)
Change in amounts due on unfulfilled performance obligations	(22,519)	(36,201)
Change in cancellation reserve	26	(146)
Effect of foreign currency and other	(832)	4,972
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$5,992,314	$6,141,979
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance.
18 Service Corporation International

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 24.5% and 26.0% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023 was primarily due to greater excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Unrecognized Tax Benefits
As of March 31, 2023, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.9 million.
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
5. Debt
The components of Debt are:

	March 31, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$138,274	$138,274
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	—	536,250
Term Loan due January 2028	670,781	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	490,000	—
Obligations under finance leases	119,807	120,837
Mortgage notes and other debt, maturities through 2050	70,179	66,248
Unamortized debt issuance costs	(39,896)	(39,865)
Total debt	4,399,145	4,341,744
Less: Current maturities of long-term debt	(71,358)	(90,661)
Total long-term debt	$4,327,787	$4,251,083
Current maturities of debt at March 31, 2023 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately, 71% and 72% of our total debt had a fixed interest rate at March 31, 2023 and December 31, 2022, respectively.

FORM 10-Q 19

PART I
The components of our weighted average interest rate are as follows:

	March 31, 2023	December 31, 2022
Fixed Debt	4.32%	4.32%
Floating Debt	6.45%	2.95%
Total Debt	4.93%	4.00%
During the three months ended March 31, 2023 and 2022, we paid $29.6 million and $17.7 million in cash interest, respectively.
Bank Credit Agreement
In January 2023, we amended our $1.650 billion credit agreement due May 2024 to enter into a new $2.175 billion bank credit agreement due January 2028 with a syndicate of banks. The $2.175 billion bank credit agreement comprises a $1.5 billion Bank Credit Facility, including a sublimit of $100.0 million for letters of credit and a $675.0 million Term Loan, both due January 2028. As a result of the new agreement, we netted to a $138.8 million increase in our outstanding Term Loan balance. We also netted to a $155.0 million decrease in our outstanding Bank Credit Facility balance.

The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of March 31, 2023, we were in compliance with all of our debt covenant. We issued $33.5 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.15% at March 31, 2023. As of March 31, 2023, we had $976.5 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 6.78% and 5.64% at March 31, 2023 and December 31, 2022, respectively.
Subsequent to March 31, 2023, we increased our outstanding borrowings by $75.0 million to $565.0 million under our Bank Credit Facility due January 2028.
Debt Issuances and Additions
During the three months ended March 31, 2023, we issued or added $408.4 million of debt including:
•$284.1 million in proceeds from certain members of the syndicate of banks in our Term Loan;
•$65.0 million on our Bank Credit Facility due January 2028;
•$44.3 million in proceeds from certain members of the syndicate of banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$5.0 million in other debt.
Net proceeds from newly issued debt during the three months ended March 31, 2023 were used to pay down our Bank Credit Facility due May 2024, Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
During the three months ended March 31, 2022, we drew $75.0 million on our Bank Credit Facility due May 2024 for general corporate purposes.
Debt Extinguishments and Reductions
During the three months ended March 31, 2023, we made aggregate debt payments of $350.4 million for scheduled and early debt extinguishment payments including:
•$199.3 million in aggregate principal payments to other members of our Bank Credit Facility;
•$145.3 million in aggregate principal payments to other members of our Term Loan;
•$4.2 million in aggregate principal of our Term Loan due January 2028;
•$0.4 million of premiums paid on early extinguishment of debt; and
•$1.2 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $1.1 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the three months ended March 31, 2023.
20 Service Corporation International

PART I
During the three months ended March 31, 2022, we made aggregate debt payments of $9.1 million for scheduled and early debt extinguishment payments including:
•$8.1 million in aggregate principal of our Term Loan due May 2024; and
•$1.0 million in other debt.
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
The fair value of our debt instruments was as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$145,533	$141,499
4.625% Senior Notes due December 2027	529,760	513,909
5.125% Senior Notes due June 2029	724,508	709,125
3.375% Senior Notes due August 2030	727,549	702,202
4.0% Senior Notes due May 2031	706,000	685,680
Term Loan due May 2024	—	536,250
Term Loan due January 2028	670,781	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	490,000	—
Mortgage notes and other debt, maturities through 2050	67,643	63,168
Total fair value of debt instruments	$4,061,774	$3,921,833
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2023, we repurchased 2,432,483 shares of common stock at an aggregate cost of $167.3 million, which is an average cost per share of $68.78. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $421.6 million at March 31, 2023.
Subsequent to March 31, 2023, we repurchased 768,901 shares for $53.9 million at an average cost per share of $70.10. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $367.7 million.
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

	Three months ended March 31,
	2023	2022
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$313,240	$353,369
Matured preneed revenue	185,709	194,927
Core funeral revenue	498,949	548,296
Non-funeral home revenue	21,209	20,810
Recognized preneed revenue	46,426	43,122
Other revenue	43,125	36,869
Total funeral revenue	609,709	649,097
Cemetery revenue:
Atneed revenue	110,274	123,389
Recognized preneed property revenue	191,729	221,539
Recognized preneed merchandise and services revenue	86,160	85,000
Core cemetery revenue	388,163	429,928
Other revenue	30,837	33,378
Total cemetery revenue	419,000	463,306
Total revenue from customers	$1,028,709	$1,112,403
Gross profit:
Funeral gross profit	$149,466	$195,983
Cemetery gross profit	139,628	180,930
Gross profit from reportable segments	289,094	376,913
Corporate general and administrative expenses	(44,160)	(41,704)
Gains on divestitures and impairment charges, net	691	489
Operating income	245,625	335,698
Interest expense	(53,916)	(39,028)
Losses on early extinguishment of debt	(1,060)	—
Other income, net	1,209	128
Income before income taxes	$191,858	$296,798
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2023	$971,509	$57,200	$1,028,709
2022	$1,050,620	$61,783	$1,112,403
22 Service Corporation International

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2023 and December 31, 2022, we had self-insurance reserves of $99.8 million and $99.3 million, respectively.
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
Operational Claims. We are named as a defendant in various lawsuits alleging operational claims, including but not limited to the State of California and Taylor lawsuits described below.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. While we believe our contracts comply with applicable laws, the parties have engaged in settlement discussions in an effort to resolve this dispute, which may or may not be successful. We anticipate any settlement in connection with this matter may include preneed contract refunds, governmental investigative costs, and other legal expenses.
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds; general, actual, compensatory and exemplary damages; civil penalties, interest, and attorney fees. The parties have reached a settlement of the lawsuit that would include an immaterial payment of attorney fees and provide consumers enhanced cancellation rights for a period of sixty days. The impact of these enhanced cancellation rights is not expected to be material. The court has approved the settlement, the class has been certified, and the administrative claims process is underway.

FORM 10-Q 23

PART I
Unclaimed Property Audit
We have received notices from auditors representing the unclaimed property departments of thirty-nine states regarding certain preneed funeral and cemetery contracts. The states claim that such contracts are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the preneed trust funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states. We have reserved all of our rights, claims, and defenses. Given the nature of this matter, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
We believe we have strong defenses to these claims and we intend to vigorously defend all of the above matters; however, an adverse decision in one or more of such matters could have a material effect on us, our financial condition, results of operations, and cash flows.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$144,763	$219,513
Weighted average shares:
Weighted average shares — basic	153,125	161,328
Stock options	2,104	2,402
Restricted share units	71	77
Weighted average shares — diluted	155,300	163,807
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.95	$1.36
Diluted	$0.93	$1.34
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2023	2022
	(In thousands)
Antidilutive options	186	274
24 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2023, we operated 1,480 funeral service locations and 490 cemeteries (including 303 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $14.0 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2023. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
During the past two years, including the first quarter of 2022, our results were positively impacted by the effects of COVID-19 and its variants. While we anticipated our 2023 results would return to pre-pandemic expectations, we continue to see growth in our funeral preneed sales production as well as a positive impact on our average revenue per service. We view this as further evidence that our customers continue to value what our team does best, which is helping our client families gain closure and healing through the process of grieving, remembrance, and celebration.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $219.6 million in the first three months of 2023. As of March 31, 2023, we had $976.5 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio which we were in compliance with at March 31, 2023.
FORM 10-Q 25

PART I
Our leverage ratio requirement and actual ratio as of March 31, 2023 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.56
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Our unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facilities will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Primarily due to cash balances residing in Canada and Puerto Rico as well as minimum captive insurance balance and operating cash requirements, a portion of our cash on hand is encumbered.
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
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our recent $525.0 million increase in our bank credit facility bolsters our flexible capital strategy and allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million term loan due January 2028 and a revolving credit facility due January 2028 providing for borrowings of up to $1.5 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan due May 2024 and Bank Credit Facility due May 2024. The new bank credit agreement provides us flexibility with incremental liquidity for capital investment, working capital, and other general corporate purposes.
Return Excess Cash to Shareholders. Absent strategic acquisition or other higher return opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.27 per common share in 2023. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenant and final determination by our Board of Directors each quarter upon review of our financial performance.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $219.6 million and $332.2 million for the three months ended March 31, 2023 and 2022, respectively. Cash flow from operations decreased $112.6 million for the three months ended March 31, 2023 versus the same period in 2022. This expected decrease in operating cash flow is primarily due to $90.3 million in lower operating income (excluding the impact from divestitures) as the first quarter of 2022 was impacted significantly by the continued effects of the COVID-19 pandemic.
The 2023 decrease in operating cash flows over 2022 comprises:
•a $59.4 million decrease in cash receipts from customers,
•a $19.8 million increase in vendor and other payments,
•a $13.8 million increase in employee compensation payments,
•a $11.9 million increase in cash interest payments,
•a $7.6 million decrease in net trust withdrawals, and
•a $1.7 million increase in cash tax payments partially offset by
•a $1.6 million increase in General Agency (GA) commission and other receipts.

26 Service Corporation International

PART I
Investing Activities
Cash flows from investing activities used $94.9 million and $55.7 million for the three months ended March 31, 2023 and 2022, respectively. The $39.2 million increased outflow in 2023 over 2022 is primarily due to the following:
•a $21.2 million increase in capital expenditures:
•a $22.4 million increase in expenditures for cemetery property development,
•a $8.0 million decrease in expenditures for capital improvements at existing field locations,
•a $7.6 million increase in expenditures for digital investments and corporate, and
•a $0.8 million decrease in expenditures for growth capital expenditures/construction of new funeral service locations
•a $16.4 million increase in cash spent on real estate acquisitions, and
•a $8.7 million increase in cash spent on business acquisitions, partially offset by
•a $6.8 million increase in cash receipts from divestitures and asset sales, and
•a $0.3 million decrease in payments for Company-owned life insurance policies, net of proceeds.
Financing Activities
Financing activities used $163.1 million for the three months ended March 31, 2023 compared to using $251.7 million for the same period in 2022. The $88.6 million decreased outflow from 2023 over 2022 is primarily due to the following:
•a $90.4 million decrease in purchase of Company common stock,
•a $8.5 million increase in proceeds from exercises of stock options, and
•a $5.8 million change in bank overdrafts and other, partially offset by
• a $14.9 million increase in debt payments, net of proceeds, and
•a $1.2 million increase in payments of dividends.
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

	March 31, 2023	December 31, 2022
	(In millions)
Preneed funeral	$67.8	$68.4
Preneed cemetery:
Merchandise and services	141.3	141.5
Pre-construction	51.7	42.5
Bonds supporting preneed funeral and cemetery obligations	260.8	252.4
Bonds supporting preneed business permits	7.1	7.1
Other bonds	23.9	23.9
Total surety bonds outstanding	$291.8	$283.4
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
FORM 10-Q 27

PART I
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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended March 31,
	2023	2022
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$180.2	$164.7
Sales production (number of contracts) (1)	29,211	26,904
General agency revenue	$46.5	$43.0
Maturities	$104.8	$110.4
Maturities (number of contracts)	17,055	18,152
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
28 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2023	2022
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$142.1	$131.0
Sales production (number of contracts)	35,212	33,787
Maturities	$93.5	$96.9
Maturities (number of contracts)	22,416	22,840
Cemetery:
Sales production:
Preneed	$305.7	$362.2
Atneed	110.8	133.0
Total sales production	$416.5	$495.2
Sales production deferred to backlog:
Preneed	$158.0	$182.7
Atneed	78.1	91.8
Total sales production deferred to backlog	$236.1	$274.5
Revenue recognized from backlog:
Preneed	$113.1	$103.0
Atneed	77.1	81.0
Total revenue recognized from backlog	$190.2	$184.0
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at March 31, 2023 and December 31, 2022. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2023 and December 31, 2022. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 29

PART I

	March 31, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.64	$1.64	$1.62	$1.62
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.87	0.87	0.85	0.85
Deferred receipts held in trust	4.35	4.17	4.16	4.12
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.61	6.44	6.39	6.36
Backlog of insurance-funded revenue (1)	7.43	7.43	7.35	7.35
Total backlog of deferred revenue	$14.04	$13.87	$13.74	$13.71

Preneed receivables, net and trust investments	$5.78	$5.60	$5.58	$5.54
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.87	0.87	0.85	0.85
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.40	6.23	6.19	6.16
Insurance policies associated with insurance-funded deferred revenue (1)	7.43	7.43	7.35	7.35
Total assets associated with backlog of preneed revenue	$13.83	$13.66	$13.54	$13.51
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2023, the difference between the backlog and asset market amounts represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.29 billion collected from customers that were not required to be deposited into trusts, and $0.15 billion in allowable cash distributions from trust assets partially offset by $1.42 billion in amounts due on delivered property and merchandise. As of March 31, 2023, the fair value of the total backlog comprised $3.96 billion related to cemetery contracts and $10.08 billion related to funeral contracts. As of March 31, 2023, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $3.94 billion related to cemetery contracts and $2.46 billion related to funeral contracts. As of March 31, 2023, the backlog of insurance-funded contracts of $7.43 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
As of March 31, 2023, approximately 95% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2023, the largest single equity position represented less than 1% of the total securities portfolio.
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
FORM 10-Q 31

PART I
Trust Performance
During the three months ended March 31, 2023, the Standard and Poor’s 500 Index increased 7.5% and the Bloomberg’s US Aggregate Bond Index increased 3.0%. This compares to SCI trusts that increased 5.2% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 57% equities, 28% fixed income securities, 10% alternative and other investments with the remaining 5% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $36.0 million and $45.9 million for the three months ended March 31, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $22.0 million and $24.4 million for the three months ended March 31, 2023 and 2022, respectively. The decline in recognized trust fund income is primarily due to the market returns experienced during 2022 and the timing of capital gains impact on our cemetery perpetual care trust investments in the current quarter.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2023 and 2022
Management Summary
In the first three months of 2023, we reported consolidated net income attributable to common stockholders of $144.8 million ($0.93 per diluted share) compared to net income attributable to common stockholders for the same period in 2022 of $219.5 million ($1.34 per diluted share). These results were impacted by certain items including:

	Three months ended March 31,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$0.7	$0.5
Pre-tax loss on early extinguishment of debt	$(1.1)	$—
Tax effect from items	$0.1	$(0.6)
Change in uncertain tax reserves and other	$0.2	$—
In addition to the above items, the decrease from the prior year is primarily due to an expected decline in gross profit related to decreases in COVID-19 related activity compared to the prior year. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest expense primarily due to rising interest rates.
32 Service Corporation International

PART I
Funeral Results

	Three months ended March 31,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$609.7	$649.1
Less: revenue associated with acquisitions/new construction	6.6	—
Less: revenue associated with divestitures	0.8	1.1
Comparable(1) funeral revenue	602.3	648.0
Less: comparable recognized preneed revenue	46.2	43.1
Less: comparable general agency and other revenue	42.7	36.8
Adjusted comparable funeral revenue	$513.4	$568.1
Comparable services performed	94,217	105,276
Comparable average revenue per service(2)	$5,449	$5,396

Consolidated funeral gross profit	$149.5	$196.0
Less: gross profit (losses) associated with acquisitions/new construction	0.9	(0.1)
Less: gross profit (losses) associated with divestitures	0.2	(0.3)
Comparable(1) funeral gross profit	$148.4	$196.4
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending March 31, 2023.
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
Funeral Revenue
Consolidated revenue from funeral operations was $609.7 million for the three months ended March 31, 2023, compared to $649.1 million for the same period in 2022. This $39.4 million decrease is primarily attributable to a $45.7 million decrease in comparable revenue as described below and offset by $6.6 million of growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $602.3 million for the three months ended March 31, 2023 compared to $648.0 million for the same period in 2022. This $45.7 million, or 7.1%, decrease was primarily attributable to a 10.5% decrease in our comparable funeral services performed as the prior year continued to be impacted by the COVID-19 pandemic. This decrease was slightly offset by a 1.0% increase in the average revenue per service. Additionally, the decrease was also partially offset by a $5.9 million increase in comparable general agency and other revenue and a $3.1 million increase in comparable recognized preneed revenue as the growth from both resulted from an 8.1% increase in our comparable preneed funeral sales production.
Comparable average revenue per funeral service grew 1.0% for the three months ended March 31, 2023 compared to the same period in 2022. This average revenue growth was primarily attributable to our customers desire for more comprehensive services including items such as catering and flowers and inflationary pricing, which more than absorbed the increase in the comparable cremation rate during the quarter. Our total comparable cremation rate increased 240 basis points to 62.5% and the comparable core cremation rate increased by 200 basis points to 55.7% for the three months ended March 31, 2023.
Funeral Gross Profit
Consolidated funeral gross profit decreased $46.5 million, or 23.7%, in the first three months of 2023 compared to 2022. This decrease is primarily attributable to the $48.0 million, or 24.4%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $48.0 million to $148.4 million and the comparable gross profit percentage decreased from 30.3% to 24.6%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher selling costs on higher preneed insurance sales production during the quarter.
FORM 10-Q 33

PART I
Cemetery Results

	Three months ended March 31,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$419.0	$463.3
Less: revenue associated with acquisitions/new construction	0.5	—
Comparable(1) cemetery revenue	$418.5	$463.3

Consolidated cemetery gross profit	$139.6	$180.9
Less: gross profit (losses) associated with acquisitions/new construction	(0.7)	(0.1)
Comparable(1) cemetery gross profit	$140.3	$181.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending March 31, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $44.3 million, or 9.6%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $44.8 million, or 9.7%, decrease in comparable cemetery revenue partially offset by a $0.5 million increase in revenue contributed by newly constructed and acquired properties.
The $44.8 million, or 9.7%, decrease in comparable cemetery revenue was primarily attributable to a $42.2 million decrease in comparable cemetery core revenue. This decline was primarily as a result of a $28.8 million decrease in total recognized preneed revenue and a $13.4 million decrease in atneed revenue as the prior year was more heavily impacted the COVID-19 pandemic. Comparable other revenue also decreased $2.6 million, or 7.7%, compared to the prior year quarter primarily from a decrease in endowment care trust fund income due to the timing of capital gains.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $41.3 million for the three months ended March 31, 2023 compared to the same period in 2022, which is primarily attributable to the decrease in comparable cemetery gross profit of $40.7 million. Comparable cemetery gross profit decreased $40.7 million to $140.3 million, and the gross profit percentage decreased to 33.5% from 39.1%. The decrease in gross profit is due to the decline in revenue mentioned above combined with higher maintenance costs during the quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $2.5 million to $44.2 million for the three months ended March 31, 2023 primarily related to our long-term incentive compensation plan that is tied to growth in total shareholder return and accelerated compensation expenses related to the retirement of certain executives.
Interest Expense
Interest expense increased $14.9 million to $53.9 million for the three months ended March 31, 2023 primarily due to higher interest on our floating rate debt. During the first quarter of 2023, our floating rate debt carried a weighted average rate of 6.0%, which is over 400 basis points higher than the weighted average rate for our floating rate debt in the prior year first quarter.
Provision for Income Taxes
Our effective tax rate was 24.5% and 26.0% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023 was primarily due to greater excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory tax rate of 21% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 155.3 million for the three months ended March 31, 2023 compared to 163.8 million for the same period in 2022. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
34 Service Corporation International

PART I
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2022 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2 of this Form 10-Q.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, “anticipate”, “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events, or otherwise.
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
•We may be adversely affected by the effects of inflation.
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
•Our failure to attract and retain qualified sales personnel could have an adverse effect on our business and financial condition.
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
FORM 10-Q 35

PART I
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2022 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us whether as a result of new information, future events, or otherwise.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2023 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
36 Service Corporation International

PART I
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2023 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2023 — January 31, 2023 (1)	668,404	$69.93	644,431	$539,177,841
February 1, 2023 — February 28, 2023	505,858	$71.19	505,858	$503,166,477
March 1, 2023 — March 31, 2023 (2)	1,258,221	$66.08	1,234,517	$421,585,509
	2,432,483		2,384,806
(1) 23,973 shares were purchased in January 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 23,704 shares were purchased in March 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
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

3.5	—	Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to Form 8-K filed May 25, 2018).
4.1	—
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

May 2, 2023	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
40 Service Corporation International