Form 10-Q
period 2023-06-30
SERVICE CORP INTERNATIONAL
filed 2023-08-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of August 2, 2023 was 150,857,390 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$532,857	$529,816	$1,048,099	$1,091,363
Service revenue	409,943	394,507	849,448	875,116
Other revenue	70,614	66,532	144,576	136,779
Total revenue	1,013,414	990,855	2,042,123	2,103,258
Costs of revenue
Cost of property and merchandise	(273,299)	(262,479)	(531,901)	(522,530)
Cost of service	(229,734)	(217,804)	(461,032)	(437,342)
Overhead and other expenses	(248,913)	(243,927)	(498,628)	(499,828)
Costs of revenue	(751,946)	(724,210)	(1,491,561)	(1,459,700)
Gross profit	261,468	266,645	550,562	643,558
Corporate general and administrative expenses	(34,921)	(45,721)	(79,081)	(87,425)
Gains on divestitures and impairment charges, net	6,954	294	7,645	783
Operating income	233,501	221,218	479,126	556,916
Interest expense	(59,476)	(40,571)	(113,392)	(79,599)
Losses on early extinguishment of debt	(54)	(1,225)	(1,114)	(1,225)
Other income (expense), net	1,310	(1,103)	2,519	(975)
Income before income taxes	175,281	178,319	367,139	475,117
Provision for income taxes	(42,929)	(45,173)	(89,958)	(122,404)
Net income	132,352	133,146	277,181	352,713
Net income attributable to noncontrolling interests	(164)	(476)	(230)	(530)
Net income attributable to common stockholders	$132,188	$132,670	$276,951	$352,183
Basic earnings per share:
Net income attributable to common stockholders	$0.87	$0.84	$1.82	$2.20
Basic weighted average number of shares	151,233	158,705	152,174	160,009
Diluted earnings per share:
Net income attributable to common stockholders	$0.86	$0.82	$1.80	$2.17
Diluted weighted average number of shares	153,132	161,290	154,207	162,568
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$132,352	$133,146	$277,181	$352,713
Other comprehensive income:
Foreign currency translation adjustments	7,785	(13,867)	8,083	(6,588)
Total comprehensive income	140,137	119,279	285,264	346,125
Total comprehensive income attributable to noncontrolling interests	(165)	(475)	(230)	(529)
Total comprehensive income attributable to common stockholders	$139,972	$118,804	$285,034	$345,596
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$172,516	$191,938
Receivables, net of reserves of $4,423 and $6,186, respectively	84,012	96,681
Inventories	34,599	31,740
Other	31,789	39,487
Total current assets	322,916	359,846
Preneed receivables, net of reserves of $28,674 and $27,314, respectively, and trust investments	5,962,836	5,577,499
Cemetery property	1,961,789	1,939,816
Property and equipment, net	2,402,380	2,350,549
Goodwill	1,959,042	1,945,588
Deferred charges and other assets, net of reserves of $1,989 and $3,602, respectively	1,230,891	1,190,426
Cemetery perpetual care trust investments	1,838,707	1,702,313
Total assets	$15,678,561	$15,066,037

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$626,744	$707,488
Current maturities of long-term debt	61,341	90,661
Income taxes payable	248	1,131
Total current liabilities	688,333	799,280
Long-term debt	4,452,373	4,251,083
Deferred revenue, net	1,646,199	1,624,028
Deferred tax liability	453,589	445,040
Other liabilities	442,864	411,376
Deferred receipts held in trust	4,513,278	4,163,520
Care trusts’ corpus	1,836,534	1,698,287
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 156,774,214 and 156,088,438 shares issued, respectively, and 150,934,682 and 153,940,365 shares outstanding, respectively	150,935	153,940
Capital in excess of par value	955,602	958,329
Retained earnings	513,979	544,384
Accumulated other comprehensive income	24,621	16,538
Total common stockholders’ equity	1,645,137	1,673,191
Noncontrolling interests	254	232
Total equity	1,645,391	1,673,423
Total liabilities and equity	$15,678,561	$15,066,037
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$277,181	$352,713
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,114	1,225
Depreciation and amortization	92,758	86,234
Amortization of intangibles	9,356	9,478
Amortization of cemetery property	48,036	47,327
Amortization of loan costs	3,408	3,526
Provision for expected credit losses	3,389	6,756
Provision for (benefit from) deferred income taxes	8,410	(3,723)
Gains on divestitures and impairment charges, net	(7,645)	(783)
Gain on sale of investments	—	(1,169)
Share-based compensation	8,149	7,400
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,112	11,878
(Increase) decrease in other assets	(36,303)	1,680
Decrease in payables and other liabilities	(31,266)	(8,582)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(114,106)	(178,619)
Increase in deferred revenue, net	82,457	123,450
Increase in deferred receipts held in trust	7,593	14,094
Net cash provided by operating activities	363,643	472,885
Cash flows from investing activities:
Capital expenditures	(177,007)	(152,445)
Business acquisitions, net of cash acquired	(39,424)	(2,000)
Real estate acquisitions	(17,434)	(3,912)
Proceeds from divestitures and sales of property and equipment	20,547	6,968
Proceeds from sale of investments and other	—	1,169
Payments for Company-owned life insurance policies	(7,898)	(1,690)
Proceeds from Company-owned life insurance policies and other	10,119	—
Net cash used in investing activities	(211,097)	(151,910)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	573,433	143,000
Debt issuance costs	(7,471)	—
Scheduled payments of debt	(10,573)	(18,142)
Early payments and extinguishment of debt	(385,973)	(65,591)
Principal payments on finance leases	(17,126)	(17,920)
Proceeds from exercise of stock options	14,564	16,197
Purchase of Company common stock	(252,116)	(360,114)
Payments of dividends	(81,987)	(79,627)
Bank overdrafts and other	(14,350)	(5,759)
Net cash used in financing activities	(181,599)	(387,956)
Effect of foreign currency	1,330	(1,897)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,723)	(68,878)
Cash, cash equivalents, and restricted cash at beginning of period	204,524	278,555
Cash, cash equivalents, and restricted cash at end of period	$176,801	$209,677
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

(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards and units, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901
Comprehensive income	—	—	—	132,188	7,784	165	140,137
Dividends declared on common stock ($0.27 per share)	—	—	—	(40,780)	—	—	(40,780)
Employee share-based compensation earned	—	—	3,671	—	—	—	3,671
Stock option exercises	232	—	5,569	—	—	—	5,801
Purchase of Company common stock	—	(1,260)	(8,603)	(76,996)	—	—	(86,859)
Noncontrolling interest payments	—	—	—	—	—	(101)	(101)
Other	24	—	1,597	—	—	—	1,621
Balance at June 30, 2023	$156,775	$(5,840)	$955,602	$513,979	$24,621	$254	$1,645,391
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$172,516	$191,938
Restricted cash (1)
Included in Other current assets	2,076	10,379
Included in Deferred charges and other assets, net	2,209	2,207
Total restricted cash	4,285	12,586
Total cash, cash equivalents, and restricted cash	$176,801	$204,524
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$29,220	$21,224	$37,821	$170	$88,435
Reserve for credit losses	(1,884)	(1,988)	(413)	(138)	(4,423)
Receivables, net	$27,336	$19,236	$37,408	$32	$84,012

	December 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$44,417	$19,781	$38,483	$186	$102,867
Reserve for credit losses	(3,627)	(2,076)	(344)	(139)	(6,186)
Receivables, net	$40,790	$17,705	$38,139	$47	$96,681

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Notes receivable	$9,691	$9,367
Reserve for credit losses	(1,265)	(2,546)
Notes receivable, net	$8,426	$6,821

Long-term miscellaneous receivables	$7,884	$7,993
Reserve for credit losses	(724)	(1,056)
Long-term miscellaneous receivables, net	$7,160	$6,937

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the six months ended June 30, 2023:

	December 31, 2022	(Provision) benefit for Expected Credit Losses	Acquisitions (Divestitures), net	Write Offs	Recoveries	Effect of Foreign Currency and Other	June 30, 2023
	(In thousands)
Trade receivables:
Funeral	$(3,627)	$(674)	$(55)	$3,306	$(870)	$36	$(1,884)
Cemetery	(2,076)	(310)	—	554	(154)	(2)	(1,988)
Total reserve for credit losses on trade receivables	$(5,703)	$(984)	$(55)	$3,860	$(1,024)	$34	$(3,872)

Miscellaneous receivables:
Current	$(344)	$(69)	$—	$—	$—	$—	$(413)
Long-term	(1,056)	332	—	—	—	—	(724)
Total reserve for credit losses on miscellaneous receivables	$(1,400)	$263	$—	$—	$—	$—	$(1,137)

Notes receivable	$(2,685)	$2	$—	$1,280	$—	$—	$(1,403)

At June 30, 2023, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$34,130	$2,709	$541	$277	$157	$7	$—	$37,821
Long-term	1,905	2,824	1,840	614	672	29	—	7,884
Total miscellaneous receivables	$36,035	$5,533	$2,381	$891	$829	$36	$—	$45,705

Notes receivable	$—	$—	$—	$10	$—	$4,730	$5,121	$9,861
At June 30, 2023, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$316	$1,103	$1,419	$36,402	$37,821
Long-term	—	—	—	—	—	7,884	7,884
Total miscellaneous receivables	$—	$—	$316	$1,103	$1,419	$44,286	$45,705

Notes receivable	$—	$11	$—	$1,116	$1,127	$8,734	$9,861

FORM 10-Q 13

PART I
Accounting Standards Adopted in 2023
Financial Instruments
In March 2022, the Financial Accounting Standards Board (FASB) amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. We adopted the amended guidance in 2023 with no impact on our consolidated results of operations, consolidated financial position, and cash flows. As receivable write-offs in the six months ended June 30, 2023 were immaterial, we have not included the vintage year disclosure in this filing. We will add the vintage year disclosure in future filings for periods in which receivable write-offs are material, if any.
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

3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Preneed receivables, net	$1,445,295	$1,402,209

Trust investments, at market	6,151,661	5,663,163
Insurance-backed fixed income securities and other	204,587	214,440
Trust investments	6,356,248	5,877,603
Less: Cemetery perpetual care trust investments	(1,838,707)	(1,702,313)
Preneed trust investments	4,517,541	4,175,290

Preneed receivables, net and trust investments	$5,962,836	$5,577,499

14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	June 30, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$191,081	$1,300,723	$1,491,804
Unearned finance charges	(11,000)	(6,835)	(17,835)
Preneed receivables, at amortized cost	180,081	1,293,888	1,473,969
Reserve for credit losses	(15,294)	(13,380)	(28,674)
Preneed receivables, net	$164,787	$1,280,508	$1,445,295

	December 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$180,108	$1,267,304	$1,447,412
Unearned finance charges	(11,129)	(6,760)	(17,889)
Preneed receivables, at amortized cost	168,979	1,260,544	1,429,523
Reserve for credit losses	(14,438)	(12,876)	(27,314)
Preneed receivables, net	$154,541	$1,247,668	$1,402,209

At June 30, 2023, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$48,981	$59,708	$33,035	$15,393	$8,760	$14,204	$180,081
Cemetery	263,189	471,531	298,383	158,644	63,163	38,978	1,293,888
Total preneed receivables, at amortized cost	$312,170	$531,239	$331,418	$174,037	$71,923	$53,182	$1,473,969

At June 30, 2023, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,975	$3,265	$2,182	$23,447	$32,869	$147,212	$180,081
Cemetery	43,103	30,448	7,592	3,775	84,918	1,208,970	1,293,888
Total preneed receivables, at amortized cost	$47,078	$33,713	$9,774	$27,222	$117,787	$1,356,182	$1,473,969
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2023:

	December 31, 2022	Provision for Expected Credit Losses	Write-Offs	Effect of Foreign Currency	June 30, 2023
	(In thousands)
Funeral	$(14,438)	$(1,874)	$1,020	$(2)	$(15,294)
Cemetery	(12,876)	(796)	299	(7)	(13,380)
Total reserve for credit losses on preneed receivables	$(27,314)	$(2,670)	$1,319	$(9)	$(28,674)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Deposits	$153,817	$140,450	$291,062	$268,422
Withdrawals	$144,550	$123,787	$268,795	$246,151
Purchases of securities	$536,674	$434,659	$1,144,462	$903,956
Sales of securities	$537,531	$429,281	$1,167,889	$823,683
Realized gains from sales of securities(1)	$71,551	$117,684	$153,881	$221,239
Realized losses from sales of securities(1)	$(52,336)	$(52,711)	$(102,246)	$(80,643)
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

		June 30, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$44,893	$31	$(1,895)	$43,029
Canadian government	2	34,090	—	—	34,090
Corporate	2	165	—	(17)	148
Residential mortgage-backed	2	5,499	16	(171)	5,344
Asset-backed	2	293	—	(52)	241
Equity securities:
Preferred stock	2	4,245	—	(2,534)	1,711
Common stock:
United States	1	1,809,305	386,603	(115,178)	2,080,730
Canada	1	38,950	16,321	(1,294)	53,977
Other international	1	99,291	12,243	(11,454)	100,080
Mutual funds:
Equity	1	912,806	99,495	(57,274)	955,027
Fixed income	1	1,062,944	1,200	(140,539)	923,605
Trust investments, at fair value		4,012,481	515,909	(330,408)	4,197,982
Commingled funds
Fixed income		740,775	—	(83,080)	657,695
Equity		310,062	64,691	(787)	373,966
Money market funds		379,969	—	—	379,969
Alternative investments		383,682	164,135	(5,768)	542,049
Trust investments, at net asset value		1,814,488	228,826	(89,635)	1,953,679
Trust investments, at market		$5,826,969	$744,735	$(420,043)	$6,151,661
FORM 10-Q 17

PART I

		December 31, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,084	$22	$(2,033)	$43,073
Canadian government	2	30,200	—	—	30,200
Corporate	2	175	—	(18)	157
Residential mortgage-backed	2	1,420	—	(101)	1,319
Asset-backed	2	294	—	(52)	242
Equity securities:
Preferred stock	2	4,144	—	(2,340)	1,804
Common stock:
United States	1	1,707,240	283,423	(208,523)	1,782,140
Canada	1	47,821	11,765	(11,117)	48,469
Other international	1	123,440	10,561	(19,009)	114,992
Mutual funds:
Equity	1	917,686	64,895	(112,374)	870,207
Fixed income	1	1,135,815	1,231	(166,286)	970,760
Trust investments, at fair value		4,013,319	371,897	(521,853)	3,863,363
Commingled funds
Fixed income		730,940	2	(89,246)	641,696
Equity		309,893	40,820	(3,846)	346,867
Money market funds		325,562	—	—	325,562
Alternative investments		307,275	179,491	(1,091)	485,675
Trust investments, at net asset value		1,673,670	220,313	(94,183)	1,799,800
Trust investments, at market		$5,686,989	$592,210	$(616,036)	$5,663,163
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
Maturity dates of our fixed income securities range from 2023 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at June 30, 2023 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$58,000
Due in one to five years	17,773
Due in five to ten years	6,968
Thereafter	111
Total estimated maturities of fixed income securities	$82,852

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $41.4 million and $35.7 million for the three months ended June 30, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $21.4 million and $20.8 million for the three months ended June 30, 2023 and 2022, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $77.3 million and $81.5 million for the six months ended June 30, 2023 and 2022, respectively. Recognized trust fund income (realized and
18 Service Corporation International

PART I
unrealized) related to our cemetery perpetual care trust investments was $43.4 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$2,556,576	$2,472,693
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(910,377)	(848,665)
Deferred revenue, net	$1,646,199	$1,624,028
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2023	2022
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,787,548	$6,299,241
Net preneed contract sales	734,179	753,691
(Dispositions) acquisitions of businesses, net	(1,551)	889
Net investment gains (losses)(1)	333,249	(692,181)
Recognized revenue from backlog(2)	(321,824)	(301,448)
Recognized revenue from current period sales	(305,441)	(312,274)
Change in amounts due on unfulfilled performance obligations	(61,154)	(76,884)
Change in cancellation reserve	(177)	(331)
Effect of foreign currency and other	(5,352)	(1,652)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,159,477	$5,669,051
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 24.5% and 25.3% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 24.5% and 25.8% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the three and six months ended June 30, 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies. The effective tax rate for the three and six months ended June 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Unrecognized Tax Benefits
As of June 30, 2023, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was $0.9 million.
The federal statutes of limitation have expired for all tax years prior to 2019, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2021. There are currently no federal or provincial audits in Canada; however, years subsequent to 2017 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	June 30, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$137,424	$138,274
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	—	536,250
Term Loan due January 2028	666,563	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	605,000	—
Obligations under finance leases	113,346	120,837
Mortgage notes and other debt, maturities through 2050	79,919	66,248
Unamortized debt issuance costs	(38,538)	(39,865)
Total debt	4,513,714	4,341,744
Less: Current maturities of long-term debt	(61,341)	(90,661)
Total long-term debt	$4,452,373	$4,251,083
Current maturities of debt at June 30, 2023 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately, 71% and 72% of our total debt had a fixed interest rate at June 30, 2023 and December 31, 2022, respectively.

20 Service Corporation International

PART I
The components of our interest rate are as follows:

	June 30, 2023	December 31, 2022
Fixed Debt	4.32%	4.32%
Floating Debt	7.20%	2.95%
Total Debt	5.14%	4.00%
During the six months ended June 30, 2023 and 2022, we paid $108.5 million and $76.2 million in cash interest, respectively.
Bank Credit Agreement
In January 2023, we amended our $1.650 billion credit agreement due May 2024 to enter into a new $2.175 billion bank credit agreement due January 2028 with a syndicate of banks. The $2.175 billion bank credit agreement comprises a $1.5 billion Bank Credit Facility, including a sublimit of $100.0 million for letters of credit and a $675.0 million Term Loan, both due January 2028. As a result of the new agreement, at closing, we netted to a $138.8 million increase in our outstanding Term Loan balance and a $155.0 million decrease in our outstanding Bank Credit Facility balance.

The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of June 30, 2023, we were in compliance with all of our debt covenants. We have $33.5 million of letters of credit outstanding and pay a quarterly fee on the unused commitment of 0.20% at June 30, 2023. As of June 30, 2023, we had $861.5 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 7.20% and 5.64% at June 30, 2023 and December 31, 2022, respectively.
Subsequent to June 30, 2023, we decreased our outstanding borrowings by $20.0 million to $585.0 million under our Bank Credit Facility due January 2028.
Debt Issuances and Additions
During the six months ended June 30, 2023, we issued or added $573.4 million of debt including:
•$284.1 million in proceeds from certain banks in our Term Loan;
•$220.0 million on our Bank Credit Facility due January 2028;
•$44.3 million in proceeds from certain banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$15.0 million in other debt.
Net proceeds from newly issued debt during the six months ended June 30, 2023 were used to pay down our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of our $7.5 million.
During the six months ended June 30, 2022, we drew $135.0 million on our Bank Credit Facility due May 2024 and issued $8.0 million in other debt primarily for general corporate purposes.
Debt Extinguishments and Reductions
During the six months ended June 30, 2023, we made aggregate debt payments of $396.5 million for scheduled and early debt extinguishment payments including:
•$199.3 million in aggregate principal payments to certain banks in our Bank Credit Facility due May 2024;
•$145.3 million in aggregate principal payments to certain banks in our Term Loan due May 2024;
•$40.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$8.4 million in aggregate principal of our Term Loan due January 2028;
•$0.9 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market;
•$0.5 million of premiums paid on early extinguishment of debt; and
•$2.1 million in other debt.

FORM 10-Q 21

PART I
Certain of the above transactions resulted in the recognition of a loss of $1.1 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the six months ended June 30, 2023.
During the six months ended June 30, 2022, we made aggregate debt payments of $83.7 million for scheduled and early debt extinguishment payments including:
•$50.0 million in aggregate principal of our Bank Credit Facility due May 2024;
•$16.3 million in aggregate principal of our Term Loan due May 2024;
•$14.4 million in aggregate principal of 7.5% Senior Notes due April 2027 repurchased in the open market;
•$1.1 million of premiums paid on early extinguishment of debt; and
•$1.9 million in other debt.
Certain of the above transactions resulted in loss of $1.2 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the six months ended June 30, 2022.
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
The fair value of our debt instruments was as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$142,646	$141,499
4.625% Senior Notes due December 2027	521,070	513,909
5.125% Senior Notes due June 2029	709,012	709,125
3.375% Senior Notes due August 2030	712,198	702,202
4.0% Senior Notes due May 2031	683,280	685,680
Term Loan due May 2024	—	536,250
Term Loan due January 2028	666,563	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	605,000	—
Mortgage notes and other debt, maturities through 2050	77,377	63,168
Total fair value of debt instruments	$4,117,146	$3,921,833
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
22 Service Corporation International

PART I
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2023, we repurchased 3,692,329 shares of common stock at an aggregate cost of $254.2 million, which is an average cost per share of $68.85. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $335.5 million at June 30, 2023.
Subsequent to June 30, 2023, we repurchased 76,602 shares for $5.0 million at an average cost per share of $65.00. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $330.5 million.
FORM 10-Q 23

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$288,616	$285,991	$601,856	$639,360
Matured preneed revenue	175,697	165,768	361,406	360,695
Core funeral revenue	464,313	451,759	963,262	1,000,055
Non-funeral home revenue	20,493	17,734	41,702	38,544
Recognized preneed revenue	40,505	42,570	86,931	85,692
Other revenue	40,063	36,749	83,188	73,618
Total funeral revenue	565,374	548,812	1,175,083	1,197,909
Cemetery revenue:
Atneed revenue	107,962	109,404	218,236	232,793
Recognized preneed property revenue	219,671	218,028	411,400	439,567
Recognized preneed merchandise and services revenue	89,856	84,828	176,016	169,828
Core cemetery revenue	417,489	412,260	805,652	842,188
Other revenue	30,551	29,783	61,388	63,161
Total cemetery revenue	448,040	442,043	867,040	905,349
Total revenue from customers	$1,013,414	$990,855	$2,042,123	$2,103,258
Gross profit:
Funeral gross profit	$115,537	$116,629	$265,003	$312,612
Cemetery gross profit	145,931	150,016	285,559	330,946
Gross profit from reportable segments	261,468	266,645	550,562	643,558
Corporate general and administrative expenses	(34,921)	(45,721)	(79,081)	(87,425)
Gains on divestitures and impairment charges, net	6,954	294	7,645	783
Operating income	233,501	221,218	479,126	556,916
Interest expense	(59,476)	(40,571)	(113,392)	(79,599)
Losses on early extinguishment of debt	(54)	(1,225)	(1,114)	(1,225)
Other income (expense), net	1,310	(1,103)	2,519	(975)
Income before income taxes	$175,281	$178,319	$367,139	$475,117
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2023	$956,817	$56,597	$1,013,414
2022	$931,617	$59,238	$990,855
Six months ended June 30,
Revenue from external customers:
2023	$1,928,326	$113,797	$2,042,123
2022	$1,982,237	$121,021	$2,103,258
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2023 and December 31, 2022, we had self-insurance reserves of $102.1 million and $99.3 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practices claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
FORM 10-Q 25

PART I
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
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff seeks refunds; general, actual, compensatory and exemplary damages; civil penalties, interest, and attorney fees. The parties have reached a settlement of the lawsuit that would include an immaterial payment of attorney fees and provide consumers enhanced cancellation rights for a period of sixty days. The impact of these enhanced cancellation rights is not expected to be material. The court has approved the settlement, the class has been certified, and the administrative claims process is now predominantly complete.
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of thirty-nine states regarding the escheatment of preneed trust funds held in association with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states claim that these Unused Preneed Trust Funds are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the Unused Preneed Trust Funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states.
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for the Company to retain the trust fund earnings and the principal to escheat to the State of Florida.
We have reserved all of our rights, claims, and defenses. Given the nature of these matters, we are unable to reasonably estimate the total possible loss or ranges of loss, if any.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$132,188	$132,670	$276,951	$352,183
Weighted average shares:
Weighted average shares — basic	151,233	158,705	152,174	160,009
Stock options	1,849	2,521	1,973	2,486
Restricted share units	50	64	60	73
Weighted average shares — diluted	153,132	161,290	154,207	162,568
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.87	$0.84	$1.82	$2.20
Diluted	$0.86	$0.82	$1.80	$2.17
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Antidilutive options	374	561	282	419
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $39.4 million and $2.0 million net of cash acquired, for several business acquisitions during the six months ended June 30, 2023 and 2022, respectively, and $17.4 million and $3.9 million, net of cash acquired, for several real estate acquisitions during the six months ended June 30, 2023 and 2022, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Gains on divestitures, net	$6,954	$388	$7,645	$1,089
Impairment losses	—	(94)	—	(306)
Gains on divestitures and impairment charges, net	$6,954	$294	$7,645	$783
FORM 10-Q 27

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2023, we operated 1,488 funeral service locations and 491 cemeteries (including 303 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $14.4 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2023. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $363.6 million in the first six months of 2023. As of June 30, 2023, we had $861.5 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at June 30, 2023. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of June 30, 2023 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.60
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
28 Service Corporation International

PART I
Our unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facilities will give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. A portion of our cash on hand is encumbered primarily due to cash balances residing in Canada and Puerto Rico, as well as minimum captive insurance balance and operating cash requirements.
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
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our recent $525.0 million increase in our bank credit facility bolsters our flexible capital strategy and allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million term loan due January 2028 and a revolving credit facility due January 2028 providing for borrowings of up to $1.5 billion. The Term Loan due May 2024 and Bank Credit Facility due May 2024 were settled from proceeds of the new bank credit agreement. The new bank credit agreement provides us with flexibility and incremental liquidity for capital investment, working capital, and other general corporate purposes. Additionally, we target a leverage ratio of 3.5x to 4.0x.
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
Operating Activities
Net cash provided by operating activities was $363.6 million and $472.9 million for the for the six months ended June 30, 2023 and 2022, respectively. This expected decrease in operating cash flow is primarily due to $84.7 million in lower operating income (excluding the impact from Gains on divestitures and impairment charges, net) as the first half of 2022 was impacted significantly by the continued effects of the COVID-19 pandemic.
The $109.3 million decrease in operating cash flows over 2022 comprises:
•a $61.1 million decrease in cash receipts from customers,
•a $32.3 million increase in cash interest payments,
•a $16.0 million increase in employee compensation payments,
•a $13.3 million increase in payments for certain legal matters that were expensed in the prior year, and
•a $13.2 million increase in vendor and other payments, partially offset by
•a $21.7 million decrease in cash tax payments,
•a $3.2 million increase in General Agency (GA) commission and other receipts, and
•a $1.7 million increase in net trust withdrawals.
Investing Activities
Cash flows from investing activities used $211.1 million and $151.9 million for the six months ended June 30, 2023 and 2022, respectively. The $59.2 million increased outflow in 2023 over 2022 is primarily due to the following:
•a $37.4 million increase in cash spent on business acquisitions,
•a $24.6 million increase in total capital expenditures,
FORM 10-Q 29

PART I
•$28.0 million increase in maintenance capital expenditures:
•a $29.5 million increase in expenditures for cemetery property development,
•a $13.1 million decrease in expenditures for capital improvements at existing field locations,
•a $11.6 million increase in expenditures for digital investments and corporate, partially offset by
•a $3.4 million decrease in expenditures for growth capital expenditures/construction of new funeral service locations
•a $13.5 million increase in cash spent on real estate acquisitions,
•a $1.2 million decrease in proceeds from sale of investments, partially offset by
•a $13.6 million increase in cash receipts from divestitures and asset sales, and
•a $3.9 million increase in proceeds for Company-owned life insurance policies, net of repayments.
Financing Activities
Financing activities used $181.6 million for the six months ended June 30, 2023 compared to using $388.0 million for the same period in 2022. The $206.4 million decreased outflow from 2023 over 2022 is primarily due to the following:
•a $110.9 million increase in debt proceeds, net of repayments,
•a $108.0 million decrease in purchase of Company common stock, partially offset by
•a $8.5 million change in bank overdrafts and other
•a $2.4 million increase in payments of dividends, and
•a $1.6 million decrease in proceeds from exercises of stock options.
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

	June 30, 2023	December 31, 2022
	(In millions)
Preneed funeral	$67.8	$68.4
Preneed cemetery:
Merchandise and services	141.3	141.5
Pre-construction	51.2	42.5
Bonds supporting preneed funeral and cemetery obligations	260.3	252.4
Bonds supporting preneed business permits	7.4	7.1
Other bonds	24.2	23.9
Total surety bonds outstanding	$291.9	$283.4
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
30 Service Corporation International

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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$181.1	$173.6	$361.3	$338.3
Sales production (number of contracts) (1)	29,633	27,942	58,844	54,846
General agency revenue	$44.2	$41.8	$90.7	$84.8
Maturities	$93.7	$92.6	$198.5	$203.0
Maturities (number of contracts)	15,142	15,126	32,197	33,278
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
FORM 10-Q 31

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$137.7	$130.6	$279.8	$261.6
Sales production (number of contracts)	33,887	32,630	69,099	66,237
Maturities	$94.1	$84.0	$187.6	$180.9
Maturities (number of contracts)	20,742	19,879	43,158	42,719
Cemetery:
Sales production:
Preneed	$353.6	$351.4	$659.3	$713.6
Atneed	104.0	107.3	214.8	240.3
Total sales production	$457.6	$458.7	$874.1	$953.9
Sales production deferred to backlog:
Preneed	$166.6	$166.8	$324.8	$349.5
Atneed	74.6	75.4	152.5	167.2
Total sales production deferred to backlog	$241.2	$242.2	$477.3	$516.7
Revenue recognized from backlog:
Preneed	$111.1	$105.1	$224.2	$208.5
Atneed	77.9	77.3	155.0	158.3
Total revenue recognized from backlog	$189.0	$182.4	$379.2	$366.8
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at June 30, 2023 and December 31, 2022. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2023 and December 31, 2022. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
32 Service Corporation International

PART I

	June 30, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.65	$1.65	$1.62	$1.62
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.91	0.91	0.85	0.85
Deferred receipts held in trust	4.51	4.21	4.16	4.12
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.82	6.53	6.39	6.36
Backlog of insurance-funded revenue (1)	7.61	7.61	7.35	7.35
Total backlog of deferred revenue	$14.43	$14.14	$13.74	$13.71

Preneed receivables, net and trust investments	$5.96	$5.66	$5.58	$5.54
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.91	0.91	0.85	0.85
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.62	6.33	6.19	6.16
Insurance policies associated with insurance-funded deferred revenue (1)	7.61	7.61	7.35	7.35
Total assets associated with backlog of preneed revenue	$14.23	$13.94	$13.54	$13.51
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2023, the difference between the backlog and asset market amounts represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.29 billion collected from customers that were not required to be deposited into trusts, and $0.16 billion in allowable cash distributions from trust assets partially offset by $1.44 billion in amounts due on delivered property and merchandise. As of June 30, 2023, the fair value of the total backlog comprised $4.09 billion related to cemetery contracts and $10.34 billion related to funeral contracts. As of June 30, 2023, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.08 billion related to cemetery contracts and $2.54 billion related to funeral contracts. As of June 30, 2023, the backlog of insurance-funded contracts of $7.61 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
FORM 10-Q 33

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
As of June 30, 2023, approximately 95% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
Investment Structures
The managed LLCs use the following structures for investments:
Commingled funds allow the trusts to access, at a reduced cost, some of the same investment managers and strategies used elsewhere in the portfolios.
Mutual funds employ institutional share class mutual funds where operationally or economically efficient. These mutual funds are utilized to invest in various asset classes including U.S. equities, non-U.S. equities, corporate bonds, government bonds, high yield bonds, and commodities, all of which are governed by guidelines outlined in their individual prospectuses.
Separately managed accounts are trusts that utilize separately managed accounts, where appropriate, to reduce the costs to the investment portfolios.
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2023, the largest single equity position represented 1% of the total securities portfolio.
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
34 Service Corporation International

PART I
Trust Performance
During the six months ended June 30, 2023, the Standard and Poor’s 500 Index increased 16.9% and the Bloomberg’s US Aggregate Bond Index increased 2.1%. This compares to SCI trusts that increased 9.6% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 58% equities, 27% fixed income securities, 10% alternative and other investments with the remaining 5% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $77.3 million and $81.5 million for the six months ended June 30, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $43.4 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively. The decline in recognized trust fund income is primarily due to the market returns experienced during 2022 and the timing of capital gains impact on our cemetery perpetual care trust investments.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six Months Ended June 30, 2023 and 2022
Three Months Ended June 30, 2023 and 2022
Management Summary
In the second quarter of 2023, we reported consolidated net income attributable to common stockholders of $132.2 million ($0.86 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2022 of $132.7 million ($0.82 per diluted share). These results were impacted by certain items including:

	Three months ended June 30,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$7.0	$0.3
Pre-tax losses on early extinguishment of debt	$(0.1)	$(1.2)
Pre-tax foreign currency exchange loss	$—	$(1.5)
Tax effect from above items	$(1.9)	$0.5
Change in uncertain tax reserves and other	$0.3	$(0.5)
In addition to the above items, the slight decrease from the prior year is due to lower funeral and cemetery gross profit which is offset by lower general and administration expenses. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest expense.
FORM 10-Q 35

PART I
Funeral Results

	Three months ended June 30,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$565.4	$548.8
Less: revenue associated with acquisitions/new construction	7.2	0.7
Less: revenue associated with divestitures	0.2	0.7
Comparable(1) funeral revenue	558.0	547.4
Less: comparable recognized preneed revenue	40.2	42.6
Less: comparable general agency and other revenue	39.7	36.7
Adjusted comparable funeral revenue	$478.1	$468.1
Comparable services performed	85,427	86,302
Comparable average revenue per service(2)	$5,597	$5,424

Consolidated funeral gross profit	$115.5	$116.6
Less: gross profit associated with acquisitions/new construction	0.6	0.4
Less: gross losses associated with divestitures	(0.3)	(0.8)
Comparable(1) funeral gross profit	$115.2	$117.0
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending June 30, 2023.
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
Funeral Revenue
Consolidated revenue from funeral operations was $565.4 million for the three months ended June 30, 2023 compared to $548.8 million for the same period in 2022. This $16.6 million increase is primarily attributable to the $10.6 million increase in comparable revenue and the $6.5 million increase in revenue from acquired and newly constructed properties.
Comparable revenue from funeral operations was $558.0 million for the three months ended June 30, 2023 compared to $547.4 million for the same period in 2022. This $10.6 million, or 1.9%, increase was primarily driven by the increase in core funeral revenue of $7.6 million, or 1.7%, combined with an increase in other revenue of $3.0 million, or 8.2%. Other revenue increased primarily due to increased general agency revenue as a result of the 2.3% growth in preneed insurance sales production combined with a higher commission rate.
The core funeral revenue increase of $7.6 million is due to growth in the core average revenue per service of 4.2% offset by a decline in core funeral services performed of 2.4%. Comparable average revenue per funeral grew 3.2% for the three months ended June 30, 2023 compared to the same period in 2022. The core average growth was achieved despite a 120 basis point increase in the core cremation rate. The growth is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income.
Funeral Gross Profit
Consolidated funeral gross profit decreased $1.1 million, or 0.9%, for the three months ended June 30, 2023 compared to 2022. This decrease is primarily attributable to the decline in comparable funeral gross profit of $1.8 million, or 1.5%. Comparable funeral gross profit decreased $1.8 million to $115.2 million and the comparable gross profit percentage decreased from 21.4% to 20.6%. This decrease is primarily due to the inflationary fixed cost increases slightly outpacing funeral revenue growth.
36 Service Corporation International

PART I
Cemetery Results

	Three months ended June 30,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$448.0	$442.0
Less: revenue associated with acquisitions/new construction	0.9	—
Comparable(1) cemetery revenue	$447.1	$442.0

Consolidated cemetery gross profit	$145.9	$150.0
Less: gross (loss) associated with acquisitions/new construction	(0.2)	(0.2)
Comparable(1) cemetery gross profit	$146.1	$150.2
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending June 30, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $6.0 million, or 1.4%, for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a $5.1 million increase in comparable cemetery revenue.
The $5.1 million, or 1.2%, increase in comparable cemetery revenue was primarily attributable to a $4.5 million increase in comparable cemetery core revenue. This comparable cemetery core revenue increase was primarily as a result of a $6.1 million increase in total recognized preneed revenue offset by $1.6 million decrease in atneed revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $4.1 million, or 2.7%, in the three months ended June 30, 2023 compared to the same period in 2022, which is primarily attributable to the decrease in comparable cemetery gross profit of $4.1 million, or 2.7%. Comparable cemetery gross profit decreased $4.1 million to $146.1 million, and the gross profit percentage decreased to 32.7% from 34.0% primarily due to expected increases in our cost structure, mostly related to inflationary employee-related costs, which exceeded our more modest revenue growth during the quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $10.8 million to $34.9 million for the second quarter of 2023 compared to the second quarter of 2022 primarily related to a decline in incentive compensation costs.
Gains on Divestitures and Impairment Charges, Net
We recognized a $7.0 million net pre-tax gain on asset divestitures and impairments in the second quarter of 2023 compared to a $0.3 million net pre-tax gain in the second quarter of 2022 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $18.9 million to $59.5 million for the three months ended June 30, 2023 due to higher interest on our floating rate debt. During the second quarter of 2023, our floating rate debt carried a weighted average rate of 7.0%, which is over 400 basis points higher than the weighted average rate for our floating rate debt in the second quarter of 2022.
Provision for Income Taxes
Our effective tax rate was 24.5% and 25.3% for the three months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the three months ended June 30, 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies as a result of better returns in the financial markets. The effective tax rate for the three months ended June 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 153.1 million for the three months ended June 30, 2023 compared to 161.3 million for the same period in 2022. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
FORM 10-Q 37

PART I
Six Months Ended June 30, 2023 and 2022
Management Summary
In the first six months of 2023, we reported consolidated net income attributable to common stockholders of $277.0 million ($1.80 per diluted share) compared to net income attributable to common stockholders for the same period in 2022 of $352.2 million ($2.17 per diluted share). These results were impacted by certain items including:

	Six months ended June 30,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$7.6	$0.8
Pre-tax loss on early extinguishment of debt	$(1.1)	$(1.2)
Pre-tax foreign currency exchange loss	$—	$(1.5)
Tax effect from items	$(1.8)	$0.3
Change in uncertain tax reserves and other	$0.5	$(0.9)
In addition to the above items, the decrease from the prior year is primarily due to an expected decline in gross profit related to decreases in COVID-19 related activity. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest expense primarily due to rising interest rates.
Funeral Results

	Six months ended June 30,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,175.1	$1,197.9
Less: revenue associated with acquisitions/new construction	13.9	0.7
Less: revenue associated with divestitures	1.0	1.9
Comparable(1) funeral revenue	1,160.2	1,195.3
Less: comparable recognized preneed revenue	86.4	85.7
Less: comparable general agency and other revenue	82.4	73.5
Adjusted comparable funeral revenue	$991.4	$1,036.1
Comparable services performed	179,637	191,561
Comparable average revenue per service(2)	$5,519	$5,409

Consolidated funeral gross profit	$265.0	$312.6
Less: gross profit associated with acquisitions/new construction	1.7	0.4
Less: gross losses associated with divestitures	(0.3)	(1.1)
Comparable(1) funeral gross profit	$263.6	$313.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending June 30, 2023.
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
Funeral Revenue
Consolidated revenue from funeral operations was $1,175.1 million for the six months ended June 30, 2023, compared to $1,197.9 million for the same period in 2022. This $22.8 million decrease is primarily attributable to a $35.1 million decrease in comparable revenue as described below and offset by $13.2 million of growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,160.2 million for the six months ended June 30, 2023 compared to $1,195.3 million for the same period in 2022. This $35.1 million, or 2.9%, decrease was primarily driven by the decrease in
FORM 10-Q 38

PART I
core funeral revenue of $47.1 million as the prior year was impacted by the COVID-19 pandemic. This decrease was partially offset by a $8.9 million increase in comparable general agency and other revenue. The growth in general agency and other revenue resulted from an 5.9% increase in our comparable preneed funeral sales production.
The core revenue decrease of $47.1 million, or 4.7%, is due to the decline in core funeral services performed of 7.7%, slightly offset by the growth in the core average revenue per service of 3.3%. This core average growth was achieved despite a 170 basis point increase in the core cremation rate and is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income.
Funeral Gross Profit
Consolidated funeral gross profit decreased $47.6 million, or 15.2%, in the first six months of 2023 compared to 2022. This decrease is primarily attributable to the $49.7 million, or 15.9%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $49.7 million to $263.6 million and the comparable gross profit percentage decreased from 26.2% to 22.7%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher selling costs on higher preneed insurance sales production combined with continued inflationary wage pressures during the year.
Cemetery Results

	Six months ended June 30,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$867.0	$905.3
Less: revenue associated with acquisitions/new construction	1.4	—
Comparable(1) cemetery revenue	$865.6	$905.3

Consolidated cemetery gross profit	$285.6	$330.9
Less: gross losses associated with acquisitions/new construction	(0.9)	(0.3)
Comparable(1) cemetery gross profit	$286.5	$331.2
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending June 30, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $38.3 million, or 4.2%, for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a $39.7 million, or 4.4%, decrease in comparable cemetery revenue partially offset by a $1.4 million increase in revenue contributed by newly constructed and acquired properties.
The $39.7 million, or 4.4%, decrease in comparable cemetery revenue was primarily attributable to a $37.9 million decrease in comparable cemetery core revenue. This decline was primarily a result of a $22.8 million decrease in total recognized preneed revenue and a $15.1 million decrease in atneed revenue as the prior year was more heavily impacted by the COVID-19 pandemic. Comparable other revenue also decreased $1.8 million, or 2.9%, compared to the prior year quarter primarily from a decrease in endowment care trust fund income due to the timing of capital gains.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $45.3 million for the six months ended June 30, 2023 compared to the same period in 2022, which is primarily attributable to the decrease in comparable cemetery gross profit of $44.7 million. Comparable cemetery gross profit decreased $44.7 million to $286.5 million, and the gross profit percentage decreased to 33.1% from 36.6%. The decrease in gross profit is due to the decline in revenue mentioned above combined with higher selling costs and higher property and merchandise costs as the mix of sales recognized incurred higher costs compared to prior year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $8.3 million to $79.1 million for the six months ended June 30, 2023 primarily due to the decline in incentive compensation costs, partially offset by accelerated compensation expenses related to the retirement of certain executives.
FORM 10-Q 39

PART I
Gains on Divestitures and Impairment Charges, Net
We recognized a $7.6 million net pre-tax gain on asset divestitures and impairments in the six months ended June 30, 2023 compared to a $0.8 million pre-tax gain on asset divestitures in the six months ended June 30, 2022 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $33.8 million to $113.4 million for the six months ended June 30, 2023 primarily due to higher interest on our floating rate debt. During the six months ended June 30, 2023, our floating rate debt carried a weighted average rate of 6.6%, which is over 500 basis points higher than the weighted average rate for our floating rate debt in the first six months of 2022.
Provision for Income Taxes
Our effective tax rate was 24.5% and 25.8% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the six months ended June 30, 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies. The effective tax rate for the six months ended June 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 154.2 million for the six months ended June 30, 2023 compared to 162.6 million for the same period in 2022. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 40

PART I
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
FORM 10-Q 41

PART I
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2023 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2023 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2023 — April 30, 2023 (1)	687,342	$70.06	686,963	$373,454,800
May 1, 2023 — May 31, 2023 (2)	400,751	$67.10	400,094	$346,609,128
June 1, 2023 — June 30, 2023	171,753	$64.73	171,753	$335,490,917
	1,259,846		1,258,810
(1) 379 shares were purchased in April 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 657 shares were purchased in May 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.5	—	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 5, 2023).
4.1	—
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

August 2, 2023	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 45