Form 10-Q
period 2023-09-30
SERVICE CORP INTERNATIONAL
filed 2023-11-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 147,744,718 (net of treasury shares).

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
FORM 10-Q 3

Interment — The burial or final placement of human remains in the ground (interment), in mausoleums (entombment), or in niches or cremation memorialization property (inurnment).
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$520,651	$508,746	$1,568,750	$1,600,109
Service revenue	407,471	403,725	1,256,919	1,278,841
Other revenue	73,737	65,249	218,313	202,028
Total revenue	1,001,859	977,720	3,043,982	3,080,978
Costs of revenue
Cost of property and merchandise	(263,251)	(256,700)	(795,152)	(779,230)
Cost of service	(225,673)	(222,636)	(686,705)	(659,978)
Overhead and other expenses	(259,252)	(267,428)	(757,880)	(767,256)
Costs of revenue	(748,176)	(746,764)	(2,239,737)	(2,206,464)
Gross profit	253,683	230,956	804,245	874,514
Corporate general and administrative expenses	(33,213)	(41,911)	(112,294)	(129,336)
Gains on divestitures and impairment charges, net	2,542	14,403	10,187	15,186
Operating income	223,012	203,448	702,138	760,364
Interest expense	(61,512)	(43,508)	(174,904)	(123,107)
Losses on early extinguishment of debt	—	—	(1,114)	(1,225)
Other income (expense), net	128	(1,514)	2,647	(2,489)
Income before income taxes	161,628	158,426	528,767	633,543
Provision for income taxes	(39,585)	(37,521)	(129,543)	(159,925)
Net income	122,043	120,905	399,224	473,618
Net income attributable to noncontrolling interests	(72)	(55)	(302)	(585)
Net income attributable to common stockholders	$121,971	$120,850	$398,922	$473,033
Basic earnings per share:
Net income attributable to common stockholders	$0.81	$0.77	$2.63	$2.98
Basic weighted average number of shares	150,630	156,781	151,654	158,921
Diluted earnings per share:
Net income attributable to common stockholders	$0.80	$0.76	$2.60	$2.93
Diluted weighted average number of shares	152,289	159,100	153,554	161,398
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$122,043	$120,905	$399,224	$473,618
Other comprehensive income:
Foreign currency translation adjustments	(9,298)	(22,046)	(1,215)	(28,634)
Total comprehensive income	112,745	98,859	398,009	444,984
Total comprehensive income attributable to noncontrolling interests	(69)	(50)	(299)	(579)
Total comprehensive income attributable to common stockholders	$112,676	$98,809	$397,710	$444,405
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$172,710	$191,938
Receivables, net of reserves of $4,224 and $6,186, respectively	84,118	96,681
Inventories	34,190	31,740
Income tax receivable	131,152	7,021
Other	31,631	32,466
Total current assets	453,801	359,846
Preneed receivables, net of reserves of $30,215 and $27,314, respectively, and trust investments	5,827,850	5,577,499
Cemetery property	1,988,636	1,939,816
Property and equipment, net	2,442,085	2,350,549
Goodwill	1,964,687	1,945,588
Deferred charges and other assets, net of reserves of $2,520 and $3,602, respectively	1,227,196	1,190,426
Cemetery perpetual care trust investments	1,778,882	1,702,313
Total assets	$15,683,137	$15,066,037

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$641,757	$707,488
Current maturities of long-term debt	62,646	90,661
Income taxes payable	8,469	1,131
Total current liabilities	712,872	799,280
Long-term debt	4,511,533	4,251,083
Deferred revenue, net	1,651,713	1,624,028
Deferred tax liability	611,676	445,040
Other liabilities	436,491	411,376
Deferred receipts held in trust	4,351,637	4,163,520
Care trusts’ corpus	1,776,520	1,698,287
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 156,834,670 and 156,088,438 shares issued, respectively, and 149,555,188 and 153,940,365 shares outstanding, respectively	149,555	153,940
Capital in excess of par value	950,739	958,329
Retained earnings	514,811	544,384
Accumulated other comprehensive income	15,326	16,538
Total common stockholders’ equity	1,630,431	1,673,191
Noncontrolling interests	264	232
Total equity	1,630,695	1,673,423
Total liabilities and equity	$15,683,137	$15,066,037
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$399,224	$473,618
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,114	1,225
Depreciation and amortization	141,228	130,451
Amortization of intangibles	14,158	14,059
Amortization of cemetery property	71,892	69,059
Amortization of loan costs	5,133	5,182
Provision for expected credit losses	6,997	11,404
Provision for deferred income taxes	166,786	7,302
Gains on divestitures and impairment charges, net	(10,187)	(15,186)
Gain on sale of investments	—	(1,169)
Share-based compensation	11,786	11,063
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,781	15,349
(Increase) decrease in other assets	(161,687)	2,622
Decrease in payables and other liabilities	(21,961)	(17,147)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(162,087)	(248,289)
Increase in deferred revenue, net	105,923	173,474
Increase in deferred receipts held in trust	11,358	22,426
Net cash provided by operating activities	591,458	655,443
Cash flows from investing activities:
Capital expenditures	(267,752)	(252,763)
Business acquisitions, net of cash acquired	(72,535)	(13,488)
Real estate acquisitions	(41,084)	(8,901)
Proceeds from divestitures and sales of property and equipment	22,713	31,394
Proceeds from sale of investments and other	—	1,330
Payments for Company-owned life insurance policies	(8,050)	(1,788)
Proceeds from Company-owned life insurance policies and other	10,119	—
Net cash used in investing activities	(356,589)	(244,216)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	737,433	325,000
Debt issuance costs	(7,471)	—
Scheduled payments of debt	(16,402)	(27,212)
Early payments and extinguishment of debt	(490,973)	(65,591)
Principal payments on finance leases	(25,678)	(26,779)
Proceeds from exercise of stock options	16,106	16,840
Purchase of Company common stock	(340,279)	(586,562)
Payments of dividends	(125,543)	(118,435)
Bank overdrafts and other	(9,362)	(13,854)
Net cash used in financing activities	(262,169)	(496,593)
Effect of foreign currency	(298)	(4,744)
Net decrease in cash, cash equivalents, and restricted cash	(27,598)	(90,110)
Cash, cash equivalents, and restricted cash at beginning of period	204,524	278,555
Cash, cash equivalents, and restricted cash at end of period	$176,926	$188,445
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	219,513	7,279	54	226,846
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,964)	—	—	(39,964)
Employee share-based compensation earned	—	—	3,687	—	—	—	3,687
Stock option exercises	7	—	265	—	—	—	272
Restricted stock awards, net of forfeitures	147	—	(147)	—	—	—	—
Purchase of Company common stock	—	(4,104)	(24,613)	(227,638)	—	—	(256,355)
Noncontrolling interest payments	—	—	—	—	—	(162)	(162)
Other	—	—	(1,127)	—	—	—	(1,127)
Balance at March 31, 2022	$166,976	$(7,812)	$957,161	$678,932	$47,493	$(104)	$1,842,646
Comprehensive income (loss)	—	—	—	132,670	(13,866)	475	119,279
Dividends declared on common stock ($0.25 per share)	—	—	—	(39,663)	—	—	(39,663)
Employee share-based compensation earned	—	—	3,713	—	—	—	3,713
Stock option exercises	574	—	15,351	—	—	—	15,925
Restricted stock awards, net of forfeitures	2	—	(2)	—	—	—	—
Purchase of Company common stock	—	(1,545)	(9,327)	(92,887)	—	—	(103,759)
Noncontrolling interest payments	—	—	—	—	—	(141)	(141)
Other	24	—	1,559	—	—	—	1,583
Balance at June 30, 2022	$167,576	$(9,357)	$968,455	$679,052	$33,627	$230	$1,839,583
Comprehensive income (loss)	—	—	—	120,850	(22,041)	50	98,859
Dividends declared on common stock ($0.25 per share)	—	—	—	(38,808)	—	—	(38,808)
Employee share-based compensation earned	—	—	3,663	—	—	—	3,663
Stock option exercises	23	—	620	—	—	—	643
Restricted stock awards, net of forfeitures	—	(1)	1	—	—	—	—
Purchase of Company common stock	—	(3,503)	(21,482)	(201,463)	—	—	(226,448)
Noncontrolling interest payments	—	—	—	—	—	(60)	(60)
Other	—	—	(10)	—	—	—	(10)
Balance at September 30, 2022	$167,599	$(12,861)	$951,247	$559,631	$11,586	$220	$1,677,422
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards and units, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901
Comprehensive income	—	—	—	132,188	7,784	165	140,137
Dividends declared on common stock $0.27 per share)	—	—	—	(40,780)	—	—	(40,780)
Employee share-based compensation earned	—	—	3,671	—	—	—	3,671
Stock option exercises	232	—	5,569	—	—	—	5,801
Restricted stock awards and units, net of forfeitures	—	—	—	—	—	—	—
Purchase of Company common stock	—	(1,260)	(8,603)	(76,996)	—	—	(86,859)
Noncontrolling interest payments	—	—	—	—	—	(101)	(101)
Other	24	—	1,597	—	—	—	1,621
Balance at June 30, 2023	$156,775	$(5,840)	$955,602	$513,979	$24,621	$254	$1,645,391
Comprehensive income (loss)	—	—	—	121,971	(9,295)	69	112,745
Dividends declared on common stock ($0.29 per share)	—	—	—	(43,556)	—	—	(43,556)
Employee share-based compensation earned	—	—	3,637	—	—	—	3,637
Stock option exercises	60	—	1,482	—	—	—	1,542
Restricted stock awards and units, net of forfeitures	—	—	—	—	—	—	—
Purchase of Company common stock	—	(1,440)	(9,982)	(77,583)	—	—	(89,005)
Noncontrolling interest payments	—	—	—	—	—	(59)	(59)
Balance at September 30, 2023	$156,835	$(7,280)	$950,739	$514,811	$15,326	$264	$1,630,695
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$172,710	$191,938
Restricted cash (1)
Included in Other current assets	2,010	10,379
Included in Deferred charges and other assets, net	2,206	2,207
Total restricted cash	4,216	12,586
Total cash, cash equivalents, and restricted cash	$176,926	$204,524
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$25,559	$20,452	$42,062	$269	$88,342
Reserve for credit losses	(1,703)	(2,016)	(367)	(138)	(4,224)
Receivables, net	$23,856	$18,436	$41,695	$131	$84,118

	December 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$44,417	$19,781	$38,483	$186	$102,867
Reserve for credit losses	(3,627)	(2,076)	(344)	(139)	(6,186)
Receivables, net	$40,790	$17,705	$38,139	$47	$96,681

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Notes receivable	$10,131	$9,367
Reserve for credit losses	(1,797)	(2,546)
Notes receivable, net	$8,334	$6,821

Long-term miscellaneous receivables	$7,869	$7,993
Reserve for credit losses	(723)	(1,056)
Long-term miscellaneous receivables, net	$7,146	$6,937

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the nine months ended September 30, 2023:

	December 31, 2022	(Provision) Benefit for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency and Other	September 30, 2023
	(In thousands)
Trade receivables:
Funeral	$(3,627)	$(1,532)	$4,802	$(1,403)	$57	$(1,703)
Cemetery	(2,076)	(670)	1,000	(265)	(5)	(2,016)
Total reserve for credit losses on trade receivables	$(5,703)	$(2,202)	$5,802	$(1,668)	$52	$(3,719)

Miscellaneous receivables:
Current	$(344)	$(23)	$—	$—	$—	$(367)
Long-term	(1,056)	333	—	—	—	(723)
Total reserve for credit losses on miscellaneous receivables	$(1,400)	$310	$—	$—	$—	$(1,090)

Notes receivable	$(2,685)	$2	$748	$—	$—	$(1,935)

At September 30, 2023, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$39,469	$1,746	$485	$242	$116	$4	$—	$42,062
Long-term	2,768	2,532	1,593	462	497	17	—	7,869
Total miscellaneous receivables	$42,237	$4,278	$2,078	$704	$613	$21	$—	$49,931

Notes receivable	$—	$—	$—	$11	$—	$4,730	$5,659	$10,400
At September 30, 2023, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$302	$1,185	$1,487	$40,575	$42,062
Long-term	—	—	—	—	—	7,869	7,869
Total miscellaneous receivables	$—	$—	$302	$1,185	$1,487	$48,444	$49,931

Notes receivable	$—	$116	$—	$1,116	$1,232	$9,168	$10,400

FORM 10-Q 13

PART I
Accounting Standards Adopted in 2023
Financial Instruments
In March 2022, the Financial Accounting Standards Board (FASB) amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. We adopted the amended guidance in 2023 with no impact on our consolidated results of operations, consolidated financial position, and cash flows. As receivable write-offs in the nine months ended September 30, 2023 were immaterial, we have not included the vintage year disclosure in this filing. We will add the vintage year disclosure in future filings for periods in which receivable write-offs are material, if any.
Recently Issued Accounting Standards
Investments
In March 2023, the FASB amended guidance for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amended guidance expands the option to use the proportional amortization method from investments in low-income-housing tax credit structures to all tax credit structures that meet certain requirements. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received. The investment amortization and the income tax credits are presented net in the statement of operations as a component of income tax expense. The new guidance is effective as of January 1, 2024 with early adoption permitted. We are still evaluating the impact of the guidance on our consolidated results of operations, consolidated financial position, and cash flows.
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

3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Preneed receivables, net	$1,470,713	$1,402,209

Trust investments, at market	5,916,668	5,663,163
Insurance-backed fixed income securities and other	219,351	214,440
Trust investments	6,136,019	5,877,603
Less: Cemetery perpetual care trust investments	(1,778,882)	(1,702,313)
Preneed trust investments	4,357,137	4,175,290

Preneed receivables, net and trust investments	$5,827,850	$5,577,499

14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	September 30, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$192,677	$1,325,085	$1,517,762
Unearned finance charges	(10,530)	(6,304)	(16,834)
Preneed receivables, at amortized cost	182,147	1,318,781	1,500,928
Reserve for credit losses	(16,087)	(14,128)	(30,215)
Preneed receivables, net	$166,060	$1,304,653	$1,470,713

	December 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$180,108	$1,267,304	$1,447,412
Unearned finance charges	(11,129)	(6,760)	(17,889)
Preneed receivables, at amortized cost	168,979	1,260,544	1,429,523
Reserve for credit losses	(14,438)	(12,876)	(27,314)
Preneed receivables, net	$154,541	$1,247,668	$1,402,209

At September 30, 2023, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$65,181	$53,310	$28,785	$13,072	$7,642	$14,157	$182,147
Cemetery	393,000	435,554	267,642	138,828	52,746	31,011	1,318,781
Total preneed receivables, at amortized cost	$458,181	$488,864	$296,427	$151,900	$60,388	$45,168	$1,500,928

At September 30, 2023, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$5,951	$3,655	$2,492	$25,297	$37,395	$144,752	$182,147
Cemetery	50,989	37,235	11,208	4,109	103,541	1,215,240	1,318,781
Total preneed receivables, at amortized cost	$56,940	$40,890	$13,700	$29,406	$140,936	$1,359,992	$1,500,928
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2023:

	December 31, 2022	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	September 30, 2023
	(In thousands)
Funeral	$(14,438)	$(3,379)	$1,730	$—	$(16,087)
Cemetery	(12,876)	(1,728)	459	17	(14,128)
Total reserve for credit losses on preneed receivables	$(27,314)	$(5,107)	$2,189	$17	$(30,215)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Deposits	$143,148	$134,918	$434,210	$403,340
Withdrawals	$135,995	$120,314	$404,790	$366,465
Purchases of securities	$420,796	$389,487	$1,566,090	$1,293,426
Sales of securities	$375,021	$378,798	$1,540,936	$1,202,445
Realized gains from sales of securities(1)	$51,612	$53,134	$205,493	$274,373
Realized losses from sales of securities(1)	$(42,316)	$(69,442)	$(144,562)	$(150,085)
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

		September 30, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,888	$29	$(1,900)	$44,017
Canadian government	2	32,663	—	—	32,663
Corporate	2	164	—	(18)	146
Residential mortgage-backed	2	5,437	—	(241)	5,196
Asset-backed	2	291	—	(56)	235
Equity securities:
Preferred stock	2	409	—	(119)	290
Common stock:
United States	1	1,761,457	320,413	(158,404)	1,923,466
Canada	1	41,604	13,673	(2,522)	52,755
Other international	1	98,592	11,225	(12,775)	97,042
Mutual funds:
Equity	1	903,221	85,740	(83,033)	905,928
Fixed income	1	1,025,338	251	(158,717)	866,872
Trust investments, at fair value		3,915,064	431,331	(417,785)	3,928,610
Commingled funds
Fixed income		827,398	—	(99,689)	727,709
Equity		336,627	39,959	(6,135)	370,451
Money market funds		336,387	—	—	336,387
Alternative investments		385,833	173,479	(5,801)	553,511
Trust investments, at net asset value		1,886,245	213,438	(111,625)	1,988,058
Trust investments, at market		$5,801,309	$644,769	$(529,410)	$5,916,668
FORM 10-Q 17

PART I

		December 31, 2022
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,084	$22	$(2,033)	$43,073
Canadian government	2	30,200	—	—	30,200
Corporate	2	175	—	(18)	157
Residential mortgage-backed	2	1,420	—	(101)	1,319
Asset-backed	2	294	—	(52)	242
Equity securities:
Preferred stock	2	4,144	—	(2,340)	1,804
Common stock:
United States	1	1,707,240	283,423	(208,523)	1,782,140
Canada	1	47,821	11,765	(11,117)	48,469
Other international	1	123,440	10,561	(19,009)	114,992
Mutual funds:
Equity	1	917,686	64,895	(112,374)	870,207
Fixed income	1	1,135,815	1,231	(166,286)	970,760
Trust investments, at fair value		4,013,319	371,897	(521,853)	3,863,363
Commingled funds
Fixed income		730,940	2	(89,246)	641,696
Equity		309,893	40,820	(3,846)	346,867
Money market funds		325,562	—	—	325,562
Alternative investments		307,275	179,491	(1,091)	485,675
Trust investments, at net asset value		1,673,670	220,313	(94,183)	1,799,800
Trust investments, at market		$5,686,989	$592,210	$(616,036)	$5,663,163
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
Maturity dates of our fixed income securities range from 2023 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at September 30, 2023 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$52,560
Due in one to five years	21,882
Due in five to ten years	7,722
Thereafter	93
Total estimated maturities of fixed income securities	$82,257

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $44.0 million and $31.6 million for the three months ended September 30, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $20.1 million and $19.3 million for the three months ended September 30, 2023 and 2022, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $121.3 million and $113.1 million for the nine months ended September 30, 2023 and 2022, respectively. Recognized trust fund income (realized
18 Service Corporation International

PART I
and unrealized) related to our cemetery perpetual care trust investments was $63.5 million and $64.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The increase in trust fund income (realized and unrealized) related to our preneed trust investments in the three and nine months ended September 30, 2023 is due in part to earnings retained related to the unclaimed property audit. Information regarding the unclaimed property audit is set forth in Note 9 of this Form 10-Q.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$2,582,448	$2,472,693
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(930,735)	(848,665)
Deferred revenue, net	$1,651,713	$1,624,028
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2023	2022
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,787,548	$6,299,241
Net preneed contract sales	1,098,816	1,104,812
(Dispositions) acquisitions of businesses, net	(386)	616
Net investment gains (losses)(1)	167,596	(851,904)
Recognized revenue from backlog(2)	(449,098)	(406,358)
Recognized revenue from current period sales	(504,649)	(498,086)
Change in amounts due on unfulfilled performance obligations	(78,974)	(108,360)
Change in cancellation reserve	30	(366)
Effect of foreign currency and other	(17,533)	(17,371)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,003,350	$5,522,224
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance.
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 24.5% and 23.7% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 24.5% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the three months ended September 30, 2022 was primarily due to a change in estimate in the finalization of the 2021 tax return. The lower effective tax rate for the nine months ended September 30, 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies. The effective tax rate for the three and nine months ended September 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Unrecognized Tax Benefits
As of September 30, 2023, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was approximately $1.0 million.
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
5. Debt
The components of Debt are:

	September 30, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$137,424	$138,274
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	—	536,250
Term Loan due January 2028	662,344	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	660,000	—
Obligations under finance leases	119,293	120,837
Mortgage notes and other debt, maturities through 2050	82,288	66,248
Unamortized debt issuance costs	(37,170)	(39,865)
Total debt	4,574,179	4,341,744
Less: Current maturities of long-term debt	(62,646)	(90,661)
Total long-term debt	$4,511,533	$4,251,083
Current maturities of debt at September 30, 2023 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately, 70% and 72% of our total debt had a fixed interest rate at September 30, 2023 and December 31, 2022, respectively.

20 Service Corporation International

PART I
The components of our interest rate are as follows:

	September 30, 2023	December 31, 2022
Fixed Debt	4.33%	4.32%
Floating Debt	7.40%	2.95%
Total Debt	5.23%	4.00%
During the nine months ended September 30, 2023 and 2022, we paid $149.0 million and $98.4 million in cash interest, respectively.
Bank Credit Agreement
In January 2023, we amended our $1.650 billion credit agreement due May 2024 to enter into a new $2.175 billion bank credit agreement due January 2028 with a syndicate of banks. The $2.175 billion bank credit agreement comprises a $1.5 billion Bank Credit Facility, including a sublimit of $100.0 million for letters of credit and a $675.0 million Term Loan, both due January 2028. As a result of the new agreement, at closing, there was a net $138.8 million increase in our outstanding Term Loan balance and a $155.0 million decrease in our outstanding Bank Credit Facility balance.

The Bank Credit Facility provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of September 30, 2023, we were in compliance with all of our debt covenants. We have $39.1 million of letters of credit outstanding and pay a quarterly fee on the unused commitment of 0.20% at September 30, 2023. As of September 30, 2023, we had $800.9 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 7.42% and 5.64% at September 30, 2023 and December 31, 2022, respectively.

Subsequent to September 30, 2023, we increased our outstanding borrowings by $45.0 million to $705.0 million under our Bank Credit Facility due January 2028.
Debt Issuances and Additions
During the nine months ended September 30, 2023, we issued or added $737.4 million of debt including:
•$284.1 million in proceeds from certain banks in our Term Loan;
•$380.0 million on our Bank Credit Facility due January 2028;
•$44.3 million in proceeds from certain banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$19.0 million in other debt.
Net proceeds from newly issued debt during the nine months ended September 30, 2023 were used to pay down our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of our $7.5 million.
During the nine months ended September 30, 2022, we drew $310.0 million on our Bank Credit Facility due May 2024 and issued $15.0 million in other debt primarily for general corporate purposes.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2023, we made aggregate debt payments of $507.4 million for scheduled and early debt extinguishment payments including:
•$199.3 million in aggregate principal payments to certain banks in our Bank Credit Facility due May 2024;
•$145.3 million in aggregate principal payments to certain banks in our Term Loan due May 2024;
•$145.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$12.7 million in aggregate principal of our Term Loan due January 2028;
•$0.9 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market;
•$0.5 million of premiums paid on early extinguishment of debt; and
•$3.7 million in other debt.
FORM 10-Q 21

PART I

Certain of the above transactions resulted in the recognition of a loss of $1.1 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the nine months ended September 30, 2023.
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
•$1.1 million of premiums paid on early extinguishment of debt; and
•$2.9 million in other debt.
Certain of the above transactions resulted in loss of $1.2 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the nine months ended September 30, 2022.
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
The fair value of our debt instruments was as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
7.5% Senior Notes due April 2027	$141,890	$141,499
4.625% Senior Notes due December 2027	506,550	513,909
5.125% Senior Notes due June 2029	688,275	709,125
3.375% Senior Notes due August 2030	677,645	702,202
4.0% Senior Notes due May 2031	650,720	685,680
Term Loan due May 2024	—	536,250
Term Loan due January 2028	662,344	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	660,000	—
Mortgage notes and other debt, maturities through 2050	79,715	63,168
Total fair value of debt instruments	$4,067,139	$3,921,833

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
22 Service Corporation International

PART I
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2023, we repurchased 5,132,279 shares of common stock at an aggregate cost of $343.2 million, which is an average cost per share of $66.87. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $247.4 million at September 30, 2023.
Subsequent to September 30, 2023, we repurchased 1,800,992 shares for $99.0 million at an average cost per share of $54.96. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $148.4 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$282,979	$291,640	$884,835	$931,000
Matured preneed revenue	172,272	167,427	533,678	528,122
Core funeral revenue	455,251	459,067	1,418,513	1,459,122
Non-funeral home revenue	21,949	18,150	63,651	56,694
Recognized preneed revenue	33,010	40,132	119,941	125,824
Other revenue	44,573	36,621	127,761	110,239
Total funeral revenue	554,783	553,970	1,729,866	1,751,879
Cemetery revenue:
Atneed revenue	110,214	108,604	328,450	341,397
Recognized preneed property revenue	214,585	200,811	625,985	640,378
Recognized preneed merchandise and services revenue	93,113	85,707	269,129	255,535
Core cemetery revenue	417,912	395,122	1,223,564	1,237,310
Other revenue	29,164	28,628	90,552	91,789
Total cemetery revenue	447,076	423,750	1,314,116	1,329,099
Total revenue from customers	$1,001,859	$977,720	$3,043,982	$3,080,978
Gross profit:
Funeral gross profit	$109,747	$101,844	$374,750	$414,456
Cemetery gross profit	143,936	129,112	429,495	460,058
Gross profit from reportable segments	253,683	230,956	804,245	874,514
Corporate general and administrative expenses	(33,213)	(41,911)	(112,294)	(129,336)
Gains on divestitures and impairment charges, net	2,542	14,403	10,187	15,186
Operating income	223,012	203,448	702,138	760,364
Interest expense	(61,512)	(43,508)	(174,904)	(123,107)
Losses on early extinguishment of debt	—	—	(1,114)	(1,225)
Other income (expense), net	128	(1,514)	2,647	(2,489)
Income before income taxes	$161,628	$158,426	$528,767	$633,543
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2023	$950,750	$51,109	$1,001,859
2022	$923,738	$53,982	$977,720
Nine months ended September 30,
Revenue from external customers:
2023	$2,879,076	$164,906	$3,043,982
2022	$2,905,975	$175,003	$3,080,978
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2023 and December 31, 2022, we had self-insurance reserves of $102.8 million and $99.3 million, respectively.
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
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade Practices Act and constitute unjust enrichment. Plaintiff sought refunds; general, actual, compensatory and exemplary damages; civil penalties, interest, and attorney fees. The parties have reached a settlement of the lawsuit that included an immaterial payment of attorney fees and provided consumers enhanced cancellation rights for a period of sixty days. The impact of these enhanced cancellation rights was not material to our financial condition, results of operations, and cash flows. The court has approved the settlement, the class has been certified, and the administrative claims process is now complete.
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of approximately forty states regarding the escheatment of preneed trust funds held in association with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states claim that these Unused Preneed Trust Funds are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the Unused Preneed Trust Funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Kentucky, Nebraska, New Mexico, Oklahoma, Oregon, South Carolina, South Dakota, Texas, and West Virginia. We consider the unclaimed property audits resolved in those ten states.
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for the Company to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$121,971	$120,850	$398,922	$473,033
Weighted average shares:
Weighted average shares — basic	150,630	156,781	151,654	158,921
Stock options	1,602	2,246	1,842	2,405
Restricted share units	57	73	58	72
Weighted average shares — diluted	152,289	159,100	153,554	161,398
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.81	$0.77	$2.63	$2.98
Diluted	$0.80	$0.76	$2.60	$2.93
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Antidilutive options	891	559	313	465
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $72.5 million and $13.5 million net of cash acquired, for several business acquisitions during the nine months ended September 30, 2023 and 2022, respectively, and $41.1 million and $8.9 million, net of cash acquired, for several real estate acquisitions during the nine months ended September 30, 2023 and 2022, respectively.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Gains on divestitures, net	$2,542	$14,403	$10,187	$15,492
Impairment losses	—	—	—	(306)
Gains on divestitures and impairment charges, net	$2,542	$14,403	$10,187	$15,186
FORM 10-Q 27

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2023, we operated 1,486 funeral service locations and 489 cemeteries (including 304 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $14.4 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2023. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $591.5 million in the first nine months of 2023. As of September 30, 2023, we had $800.9 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at September 30, 2023. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of September 30, 2023 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.54
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
28 Service Corporation International

PART I
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
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to opportunistically manage our debt maturity profile as we maintain a target leverage ratio of 3.5x to 4.0x. Bolstering our flexible capital strategy, in January 2023, we entered into a new bank credit agreement that consists of a $675.0 million term loan due January 2028 and a revolving credit facility due January 2028 providing for borrowings of up to $1.5 billion, an increase of $500.0 million from our previous facility.
Return Excess Cash to Shareholders. Absent strategic acquisition or other higher return opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.29 per common share in 2023. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenant and final determination by our Board of Directors each quarter upon review of our financial performance.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $591.5 million and $655.4 million for the for the nine months ended September 30, 2023 and 2022, respectively. This expected decrease in operating cash flow is primarily due to $53.2 million in lower operating income (excluding the impact from Gains on divestitures and impairment charges, net) as the first nine months 2022 was impacted significantly by the continued effects of the COVID-19 pandemic.
The $63.9 million decrease in operating cash flows from 2022 comprises:
•a $63.0 million decrease in cash receipts from customers,
•a $50.6 million increase in cash interest payments,
•a $29.0 million increase in employee compensation payments, and
•a $13.3 million increase in payments for certain legal matters that were expensed in the prior year, partially offset by
•a $62.5 million decrease in cash tax payments which is primarily related to a change in tax accounting method for our cemetery segment and will defer cash taxes into future years,
•a $12.4 million increase in General Agency (GA) commission and other receipts,
•a $9.4 million decrease in vendor and other payments, and
•a $7.7 million increase in net trust withdrawals.
Investing Activities
Cash flows from investing activities used $356.6 million and $244.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $112.4 million increased outflow in 2023 over 2022 is primarily due to the following:
•a $59.0 million increase in cash spent on business acquisitions,
•a $32.2 million increase in cash spent on real estate acquisitions,
•a $15.0 million increase in total capital expenditures which comprises:
•$16.4 million increase in maintenance capital expenditures:
•a $35.9 million increase in expenditures for cemetery property development,
•a $30.2 million decrease in expenditures for capital improvements at existing field locations,
•a $10.7 million increase in expenditures for digital investments and corporate, partially offset by
•a $1.4 million decrease in expenditures for growth capital expenditures/construction of new funeral service locations
FORM 10-Q 29

PART I
•a $8.7 million decrease in cash receipts from divestitures and asset sales, and
•a $1.3 million decrease in proceeds from sale of investments, partially offset by
•a $3.8 million increase in proceeds for Company-owned life insurance policies, net of repayments.
Financing Activities
Financing activities used $262.2 million for the nine months ended September 30, 2023 compared to using $496.6 million for the same period in 2022. The $234.4 million decreased outflow from 2023 over 2022 is primarily due to the following:
•a $246.3 million decrease in purchase of Company common stock, and
•a $4.4 million change in bank overdrafts and other, partially offset by
•a $8.5 million increase in debt repayments, net of proceeds,
•a $7.1 million increase in payments of dividends, and
•a $0.7 million decrease in proceeds from exercises of stock options.
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

	September 30, 2023	December 31, 2022
	(In millions)
Preneed funeral	$67.8	$68.4
Preneed cemetery:
Merchandise and services	141.3	141.5
Pre-construction	52.4	42.5
Bonds supporting preneed funeral and cemetery obligations	261.5	252.4
Bonds supporting preneed business permits	7.6	7.1
Other bonds	25.0	23.9
Total surety bonds outstanding	$294.1	$283.4
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
30 Service Corporation International

PART I
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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$176.1	$170.0	$537.4	$508.3
Sales production (number of contracts) (1)	28,284	27,864	87,128	82,710
General agency revenue	$49.0	$41.6	$139.8	$126.4
Maturities	$93.0	$93.8	$291.5	$296.8
Maturities (number of contracts)	15,005	15,459	47,202	48,737
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
FORM 10-Q 31

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$138.4	$125.9	$418.2	$387.5
Sales production (number of contracts)	33,782	30,505	102,881	96,922
Maturities	$93.0	$84.5	$280.6	$265.4
Maturities (number of contracts)	20,072	20,185	63,230	62,904
Cemetery:
Sales production:
Preneed	$322.2	$341.5	$981.5	$1,055.1
Atneed	103.1	106.1	317.9	346.4
Total sales production	$425.3	$447.6	$1,299.4	$1,401.5
Sales production deferred to backlog:
Preneed	$162.0	$161.6	$486.8	$511.1
Atneed	72.1	74.4	224.6	241.6
Total sales production deferred to backlog	$234.1	$236.0	$711.4	$752.7
Revenue recognized from backlog:
Preneed	$132.3	$101.8	$356.5	$310.3
Atneed	78.2	76.3	233.2	234.6
Total revenue recognized from backlog	$210.5	$178.1	$589.7	$544.9
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at September 30, 2023 and December 31, 2022. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2023 and December 31, 2022. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
32 Service Corporation International

PART I

	September 30, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.65	$1.65	$1.62	$1.62
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.93	0.93	0.85	0.85
Deferred receipts held in trust	4.35	4.20	4.16	4.12
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.68	6.54	6.39	6.36
Backlog of insurance-funded revenue (1)	7.70	7.70	7.35	7.35
Total backlog of deferred revenue	$14.38	$14.24	$13.74	$13.71

Preneed receivables, net and trust investments	$5.83	$5.68	$5.58	$5.54
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.93	0.93	0.85	0.85
Allowance for cancellation on trust investments	(0.25)	(0.24)	(0.24)	(0.23)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.51	6.37	6.19	6.16
Insurance policies associated with insurance-funded deferred revenue (1)	7.70	7.70	7.35	7.35
Total assets associated with backlog of preneed revenue	$14.21	$14.07	$13.54	$13.51
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2023, the difference between the backlog and asset market amounts represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.29 billion collected from customers that were not required to be deposited into trusts, and $0.16 billion in allowable cash distributions from trust assets partially offset by $1.47 billion in amounts due on delivered property and merchandise. As of September 30, 2023, the fair value of the total backlog comprised $4.00 billion related to cemetery contracts and $10.38 billion related to funeral contracts. As of September 30, 2023, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.02 billion related to cemetery contracts and $2.49 billion related to funeral contracts. As of September 30, 2023, the backlog of insurance-funded contracts of $7.70 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
As of September 30, 2023, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2023, the largest single equity position represented 1% of the total securities portfolio.
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
34 Service Corporation International

PART I
Trust Performance
During the nine months ended September 30, 2023, the Standard and Poor’s 500 Index increased 13.1% and the Bloomberg’s US Aggregate Bond Index decreased 1.2%. This compares to SCI trusts that increased 6.4% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 57% equities, 28% fixed income securities, 10% alternative and other investments with the remaining 5% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $121.3 million and $113.1 million for the nine months ended September 30, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $63.5 million and $64.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in recognized trust fund income is due in part to earnings retained related to the unclaimed property audit. Information regarding the unclaimed property audit is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine Months Ended September 30, 2023 and 2022
Three Months Ended September 30, 2023 and 2022
Management Summary
In the third quarter of 2023, we reported consolidated net income attributable to common stockholders of $122.0 million ($0.80 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2022 of $120.9 million ($0.76 per diluted share). These results were impacted by certain items including:

	Three months ended September 30,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$2.5	$14.4
Tax effect from above item	$(0.5)	$(3.4)
Change in uncertain tax reserves and other	$0.9	$1.1
In addition to the above items, the increase from the prior year is primarily related to higher cemetery revenue combined with lower fixed costs resulting in higher gross profit. Additionally, lower corporate general and administrative expenses combined with a lower share count offset the impact of higher interest expense.
FORM 10-Q 35

PART I
Funeral Results

	Three months ended September 30,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$554.8	$554.0
Less: revenue associated with acquisitions/new construction	9.3	1.8
Less: revenue associated with divestitures	1.2	0.5
Comparable(1) funeral revenue	544.3	551.7
Less: comparable recognized preneed revenue	32.3	40.1
Less: comparable general agency and other revenue	44.0	36.6
Adjusted comparable funeral revenue	$468.0	$475.0
Comparable services performed	83,004	87,569
Comparable average revenue per service(2)	$5,638	$5,424

Consolidated funeral gross profit	$109.7	$101.8
Less: gross profit associated with acquisitions/new construction	0.3	0.4
Less: gross losses associated with divestitures	0.9	(1.3)
Comparable(1) funeral gross profit	$108.5	$102.7
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending September 30, 2023.
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
Funeral Revenue
Consolidated revenue from funeral operations was $554.8 million for the three months ended September 30, 2023 compared to $554.0 million for the same period in 2022. This $0.8 million increase is primarily attributable to the $7.5 million increase in revenue from acquired and newly constructed properties, partially offset by the $7.4 million decrease in comparable revenue.
Comparable revenue from funeral operations was $544.3 million for the three months ended September 30, 2023 compared to $551.7 million for the same period in 2022. This $7.4 million, or 1.3%, decrease was primarily driven by a $10.2 million, or 2.2%, decrease in core funeral revenue combined with a $7.8 million decrease in recognized preneed revenue. These decreases were partially offset by a $7.4 million increase in other revenue. Other revenue increased due to higher general agency revenue primarily as a result of 4.9% growth in preneed sales production.
The core funeral revenue decrease of $10.2 million is primarily due to a decline in core funeral services performed of 6.2% partially offset by growth in the core average revenue per service of 4.3%. This core average growth was achieved despite a 120 basis point increase in the core cremation rate. The core average growth is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income.
Funeral Gross Profit
Consolidated funeral gross profit increased $7.9 million, or 7.8%, for the three months ended September 30, 2023 compared to 2022. This increase is primarily attributable to the increase in comparable funeral gross profit of $5.8 million, or 5.6%. Comparable funeral gross profit increased $5.8 million to $108.5 million and the comparable gross profit percentage increased from 18.6% to 19.9%. This increase is primarily due to lower fixed costs and reduced incentive compensation costs this quarter compared with the prior year quarter.
36 Service Corporation International

PART I
Cemetery Results

	Three months ended September 30,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$447.1	$423.8
Less: revenue associated with acquisitions/new construction	1.5	0.1
Comparable(1) cemetery revenue	$445.6	$423.7

Consolidated cemetery gross profit	$143.9	$129.1
Less: gross (loss) associated with acquisitions/new construction	(0.4)	(0.2)
Comparable(1) cemetery gross profit	$144.3	$129.3
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending September 30, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $23.3 million, or 5.5%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $21.9 million increase in comparable cemetery revenue.
The $21.9 million, or 5.2%, increase in comparable cemetery revenue was primarily as a result of a $20.9 million increase in total recognized preneed revenue. This increase was primarily due to revenue recognition from an expected increase in completed construction projects in the third quarter coupled with higher trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $14.8 million, or 11.5%, in the three months ended September 30, 2023 compared to the same period in 2022, which is primarily attributable to the increase in comparable cemetery gross profit of $15.0 million, or 11.6%. Comparable cemetery gross profit increased $15.0 million to $144.3 million, and the gross profit percentage increased to 32.4% from 30.5% primarily due to the growth in revenue mentioned above coupled with lower incentive compensation costs this quarter compared with the prior year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $8.7 million to $33.2 million for the third quarter of 2023 compared to the third quarter of 2022 related to a lower incentive compensation costs versus the prior year quarter.
Gains on Divestitures and Impairment Charges, Net
We recognized a $2.5 million net pre-tax gain on asset divestitures and impairments in the third quarter of 2023 compared to a $14.4 million net pre-tax gain in the third quarter of 2022 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $18.0 million to $61.5 million for the three months ended September 30, 2023 due to higher interest on our floating rate debt. During the third quarter of 2023, our floating rate debt carried a weighted average rate of 7.5%, which is over 400 basis points higher than the weighted average rate for our floating rate debt in the third quarter of 2022.
Provision for Income Taxes
Our effective tax rate was 24.5% and 23.7% for the three months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the three months ended September 30, 2022 was primarily due to a change in estimate in the finalization of the 2021 tax return. The effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 152.3 million for the three months ended September 30, 2023 compared to 159.1 million for the same period in 2022. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
FORM 10-Q 37

PART I
Nine Months Ended September 30, 2023 and 2022
Management Summary
In the first nine months of 2023, we reported consolidated net income attributable to common stockholders of $398.9 million ($2.60 per diluted share) compared to net income attributable to common stockholders for the same period in 2022 of $473.0 million ($2.93 per diluted share). These results were impacted by certain items including:

	Nine months ended September 30,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$10.2	$15.2
Pre-tax loss on early extinguishment of debt	$(1.1)	$(1.2)
Pre-tax foreign currency exchange loss	$—	$(1.5)
Tax effect from above items	$(2.5)	$(3.3)
Change in uncertain tax reserves and other	$1.4	$0.2
In addition to the above items, the decrease from the prior year is primarily due to an expected decline in gross profit related to decreases in COVID-19 related activity. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest expense primarily due to rising interest rates.
Funeral Results

	Nine months ended September 30,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,729.9	$1,751.9
Less: revenue associated with acquisitions/new construction	23.1	2.5
Less: revenue associated with divestitures	2.2	2.4
Comparable(1) funeral revenue	1,704.6	1,747.0
Less: comparable recognized preneed revenue	118.7	125.8
Less: comparable general agency and other revenue	126.3	110.0
Adjusted comparable funeral revenue	$1,459.6	$1,511.2
Comparable services performed	262,641	279,130
Comparable average revenue per service(2)	$5,557	$5,414

Consolidated funeral gross profit	$374.8	$414.5
Less: gross profit associated with acquisitions/new construction	2.1	0.8
Less: gross losses associated with divestitures	0.3	(2.5)
Comparable(1) funeral gross profit	$372.4	$416.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending September 30, 2023.
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
Funeral Revenue
Consolidated revenue from funeral operations was $1,729.9 million for the nine months ended September 30, 2023, compared to $1,751.9 million for the same period in 2022. This $22.0 million decrease is primarily attributable to a $42.4 million decrease in comparable revenue as described below and offset by $20.6 million of growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,704.6 million for the nine months ended September 30, 2023 compared to $1,747.0 million for the same period in 2022. This $42.4 million, or 2.4%, decrease was primarily driven by the decrease in
FORM 10-Q 38

PART I
core funeral revenue of $57.2 million as the prior year was impacted by the COVID-19 pandemic combined with lower recognized preneed revenue. This decrease was partially offset by a $16.3 million increase in comparable general agency and other revenue. The growth in general agency revenue is primarily the result of a 5.6% increase in our comparable preneed funeral sales production.
The core revenue decrease of $57.2 million, or 3.9%, is due to the decline in core funeral services performed of 7.3%, offset by the growth in the core average revenue per service of 3.6%. This core average growth was achieved despite a 150 basis point increase in the core cremation rate and is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income.
Funeral Gross Profit
Consolidated funeral gross profit decreased $39.7 million, or 9.6%, in the first nine months of 2023 compared to 2022. This decrease is primarily attributable to the $43.8 million, or 10.5%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $43.8 million to $372.4 million and the comparable gross profit percentage decreased from 23.8% to 21.8%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher selling costs on higher preneed insurance sales production during the current year.
Cemetery Results

	Nine months ended September 30,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$1,314.1	$1,329.1
Less: revenue associated with acquisitions/new construction	2.8	—
Comparable(1) cemetery revenue	$1,311.3	$1,329.1

Consolidated cemetery gross profit	$429.5	$460.1
Less: gross losses associated with acquisitions/new construction	(1.3)	(0.5)
Comparable(1) cemetery gross profit	$430.8	$460.6
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending September 30, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $15.0 million, or 1.1%, for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a $17.8 million, or 1.3%, decrease in comparable cemetery revenue partially offset by a $2.8 million increase in revenue contributed by newly constructed and acquired properties.
The $17.8 million, or 1.3%, decrease in comparable cemetery revenue was primarily attributable to a $16.4 million decrease in comparable cemetery core revenue. This decline was primarily a result of a $14.6 million decrease in atneed revenue as the prior year was more heavily impacted by the COVID-19 pandemic. Recognized preneed revenue decreased $1.8 million as a result of an 8.5% decline in preneed property production, offset by revenue recognition from an expected increase in completed construction projects and merchandise deliveries. Comparable other revenue also decreased $1.4 million, or 1.5%, compared to the prior year quarter primarily from a decrease in endowment care trust fund income due to the timing of capital gains.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $30.6 million for the nine months ended September 30, 2023 compared to the same period in 2022, which is primarily attributable to the decrease in comparable cemetery gross profit of $29.8 million. Comparable cemetery gross profit decreased $29.8 million to $430.8 million, and the gross profit percentage decreased from 34.7% to 32.9%. The decrease in gross profit is due to the decline in revenue mentioned above combined with higher selling costs and higher property and merchandise costs as the mix of sales recognized incurred higher costs compared to prior year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $17.0 million to $112.3 million for the nine months ended September 30, 2023 primarily due to lower incentive compensation costs versus prior year.
FORM 10-Q 39

PART I
Gains on Divestitures and Impairment Charges, Net
We recognized a $10.2 million net pre-tax gain on asset divestitures and impairments in the nine months ended September 30, 2023 compared to a $15.2 million pre-tax gain on asset divestitures in the nine months ended September 30, 2022 associated with the disposition of non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $51.8 million to $174.9 million for the nine months ended September 30, 2023 primarily due to higher interest on our floating rate debt. During the nine months ended September 30, 2023, our floating rate debt carried a weighted average rate of 6.9%, which is over 450 basis points higher than the weighted average rate for our floating rate debt in the first nine months of 2022.
Provision for Income Taxes
Our effective tax rate was 24.5% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the nine months ended September 30, 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies. The effective tax rate for the nine months ended September 30, 2023 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 153.6 million for the nine months ended September 30, 2023 compared to 161.4 million for the same period in 2022. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2023 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2023 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2023 — July 31, 2023 (1)	77,292	$65.00	76,602	$330,511,719
August 1, 2023 — August 31, 2023	294,950	$62.94	294,950	$311,946,880
September 1, 2023 — September 30, 2023	1,067,708	$60.48	1,067,708	$247,374,413
	1,439,950		1,439,260
(1) 690 shares were purchased in July 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

November 2, 2023	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 45