Form 10-K
period 2023-12-31
SERVICE CORP INTERNATIONAL
filed 2024-02-13
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $9,648,975,829 based upon a closing market price of $64.59 on June 30, 2023 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 9, 2024 was 146,036,839 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2024 Annual Meeting of Stockholders (Part III).

2 Service Corporation International

Glossary
The following terms are common to the deathcare industry, are used throughout this report, and have the following meanings:
Atneed — Funeral, including cremation, and cemetery arrangements sold once death has occurred.
Average Revenue per Service — Average revenue per funeral service performed, excluding the impact of non-funeral home preneed sales revenue, core general agency revenue, and certain other revenue.
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
Non-Funeral Home Preneed Sales Revenue — Non-funeral home general agency revenue and merchandise and travel protection, net, sold to a preneed customer and delivered before a death has occurred.
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
Travel Protection — A service provided by a third-party that provides shipment of remains to the servicing funeral home of choice if the purchaser passes away outside of a certain radius of their residence.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2023, we operated 1,483 funeral service locations and 489 cemeteries (including 305 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Human Capital Management
At December 31, 2023, we employed 17,612 full-time individuals and 7,310 part-time individuals. Of the full-time associates, 14,840 were employed in the funeral and cemetery operations and 2,772 were employed in corporate or other overhead areas of our business. Approximately 2.5% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary surveys ensuring we are meeting the needs and expectations of our workforce.
Associate Benefits
Eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2023 and 2022, there were 9,779 and 9,478 associates, respectively, who had elected to participate in our group health insurance plans.
Eligible associates in the United States are covered by retirement plans of SCI or various subsidiaries, while Canadian associates are covered by other SCI (or SCI subsidiary) defined contribution or government-mandated benefit plans. We have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. We contribute a matching contribution based on the employee's contribution and years of vesting service. For more information about our retirement plans, see Note 12 of Part II, Item 8. Financial Statements and Supplementary Data.
We understand the importance of work-life balance and provide other benefits such as baby bonding time, paid time-off for various reasons, and financial planning support for our associates. Additionally, we offer an employee assistance program that offers free and confidential counseling by masters level counselors for associates who may be facing mental health challenges.
Diversity, Equity, and Inclusion
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. Our Diversity, Equity, and Inclusion (DEI) Committee, which is a cross-functional team of associates, has been key to the development of programs such as our inclusive leadership training and Associate Resource Communities (ARCs). The ARCs allow colleagues with similar backgrounds or interests to connect for networking, provide opportunities for mentorship, and support the communities and customers we serve. Our leadership team is committed to advancing inclusion and diversity within the workplace. Embracing the many backgrounds and perspectives that make each of us unique allows us to remain relevant to the diverse families we serve. We maintain a DEI senior management position to support the Company's belief that diversity of talent and people is a key driver of better business outcomes.
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
Regulation
Our funeral operations are regulated by the Federal Trade Commission (the “FTC”) under the FTC’s Trade Regulation Rule on Funeral Industry Practices (the “Funeral Rule”), which went into effect in 1984. The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information as well as various other disclosures about funeral merchandise and services and prohibit a funeral provider from making misrepresentations and engaging in deceptive or unfair practices.
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
History
We were incorporated in Texas in July of 1962. Our original business plan was based on efficiencies of scale, specifically reducing overhead costs by sharing resources such as preparation services, back office administration support, transportation, and personnel among funeral service locations in a business “cluster.” We set out to apply this operating strategy through the acquisition of deathcare businesses in other markets over the next three decades. Beginning in 1993, we expanded beyond North America, acquiring major deathcare companies internationally.
During the mid to late 1990s, acquisitions of deathcare facilities became extremely competitive, resulting in increased prices for acquisitions and substantially reduced returns on invested capital. In 1999, we significantly reduced our level of acquisition activity and divested certain of our international businesses and many North American funeral service locations and cemeteries. At the same time, we began to capitalize on the strength of our network by introducing to North America the first transcontinental brand of deathcare services and products — Dignity Memorial® (see www.dignitymemorial.com). Information contained on our website is not part of this report.
In late 2006, we began a series of strategic acquisitions through 2013 by acquiring Alderwoods Group, Keystone North America, The Neptune Society, Inc. (Neptune), also now known as SCI Direct, and Stewart Enterprises, Inc. (Stewart). We continue to pursue strategic acquisitions and complete divestitures of non-strategic funeral homes and cemeteries. See Strategies for Growth within Part I, Item 1. Business for more information on how we invest capital to grow our business.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and a cemetery location. Combination facilities typically are more cost competitive and have a higher gross margin than funeral and cemetery operations that are operated separately. Combination locations also create synergies between funeral and cemetery sales personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location.
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
6 Service Corporation International

PART I
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
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $14.8 billion and $13.7 billion at December 31, 2023 and 2022.
The following table at December 31, 2023 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	34	13	47
Arizona	31	11	42
Arkansas	12	3	15
California	172	42	214
Colorado	29	11	40
Connecticut	21	—	21
Delaware	—	1	1
District of Columbia	1	—	1
Florida	135	62	197
Georgia	31	18	49
Hawaii	8	3	11
Idaho	1	—	1
Illinois	41	27	68
Indiana	50	14	64
Iowa	6	2	8
Kansas	8	5	13
Kentucky	11	4	15
Louisiana	33	11	44
Maine	10	—	10
Maryland	15	13	28
Massachusetts	27	—	27
Michigan	40	—	40
Minnesota	8	2	10
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	8	2	10
Nevada	15	6	21
New Hampshire	5	—	5
New Jersey	21	—	21
New Mexico	1	—	1
New York	52	—	52
North Carolina	47	17	64
Ohio	48	14	62
FORM 10-K 7

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
Oklahoma	13	7	20
Oregon	15	4	19
Pennsylvania	25	16	41
Puerto Rico	6	9	15
Rhode Island	6	—	6
South Carolina	12	9	21
Tennessee	43	18	61
Texas	162	65	227
Utah	4	3	7
Virginia	37	24	61
Washington	35	15	50
West Virginia	6	6	12
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	36	9	45
Manitoba	4	3	7
New Brunswick	5	—	5
Nova Scotia	12	—	12
Ontario	42	—	42
Quebec	40	—	40
Saskatchewan	13	—	13
Total funeral service locations and cemeteries	1,483	489	1,972
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2023, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both financing and operating leases. At December 31, 2023, our 489 cemeteries contained a total of approximately 35,500 acres, of which approximately 66% was developed. Interment rights for approximately 2,000 acres of the developed acreage are unsold.
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
8 Service Corporation International

PART I
A map of our locations in North America is presented below:
FORM 10-K 9

PART I
Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 16% based on estimated total industry revenue. Our funeral business has low to moderate barriers to entry, whereas the cemetery business barriers to entry are high due to the requirement of land and permitting along with the requirement of sufficient capital to develop cemetery property. The success of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery. Competitive pricing, professional service and attention, and well-maintained locations are also important.
We have an unparalleled network of funeral service locations and cemeteries that offers high quality products and services at prices that are competitive with local competing funeral service locations, cemeteries, and retail locations. Within this network, our funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded the majority of our operations under the name Dignity Memorial®. Our branding strategy gives us a strategic advantage and identity in the industry. While this branding process is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.

Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Like most businesses world-wide, the outbreak of a novel strain of coronavirus (COVID-19) impacted various aspects of our business operations. However, our fundamental strategy has not changed. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space which we are poised to benefit from. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we are already seeing the impact on our industry. Over the last five years, we have seen the impact of the Baby Boomers through the growth in both our preneed cemetery sales production and our preneed funeral production. We expect to see a similar impact on our atneed results as these preneed contracts mature. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
The following strategies remain the core of our foundation: 1) grow revenue, 2) leverage our unparalleled scale, and 3) invest capital. While these strategies remain unchanged, a shift to increased utilization of technology during the COVID-19 pandemic has influenced how we serve our customers and how we invest our capital.
Grow Revenue
We plan to remain relevant to our customers as their preferences evolve through a combination of price, product, and service differentiation strategies to facilitate revenue growth. We also expect that continued growth in our preneed sales will drive future revenue expansion.
Remaining Relevant to the Customer
Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether choosing burial or cremation, the Baby Boomers are redefining the traditional funeral by transitioning away from solemnly mourning a death to a personalized celebration of life ceremony. We responded to this trend by spending capital to repurpose traditional casket selection rooms to event rooms that can accommodate a celebration, while also updating existing locations to more contemporary, uplifting spaces. We are offering a customer-friendly digital presentation of options that allows the customer to choose merchandise and services including unique celebration, catering, and celebrant services.
In our funeral segment, we focus on merchandise and services that are meaningful to both our burial and cremation customers. The growing trend of cremation has resulted in new product and service offerings, including cremation-specific service packages, which may or may not include memorialization. In addition, we have focused on making the entire cremation experience more meaningful for families, from the first point of contact to the delivery of a loved one’s ashes to the family.
In our cemetery segment, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer many unique choices. From high-end family estates, which capture incredible views, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery merchandise and services, we have developed innovative products such as recurring floral placements, customized cemetery property offerings, and specialized graveside service options. We continue to embrace cremation opportunities for customers in our cemetery segment by offering an increased variety of cremation property options, including glass-front niches and scattering gardens.
10 Service Corporation International

PART I
As we evolve to meet ever-changing customer preferences, we will continue catering to the numerous religious, ethnic, and cultural traditions important to many of our customers. We have remained flexible to meet the varying needs of customers, demonstrating our resolve to remain relevant to changing customer preferences.
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been influencing our cemetery preneed sales for several years and are beginning to positively affect the growth of our preneed funeral sales programs. Our highly trained sales force of approximately 3,800 counselors provide customers with informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, driving future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. We have adopted a more sophisticated and targeted marketing approach, and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. In addition, our increased digital presence has provided significant growth in our digital lead channels over the last several years.
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
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow-up campaigns. We continue to diversify our sales force to understand and cater to the numerous religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in a manner that would be difficult for our competitors to replicate.
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
Our Dignity Memorial® location websites feature a modern and user-friendly design. Our location-specific websites are designed for mobile use and optimized for better search engine ranking. In addition to the contemporary and sophisticated design, client families enjoy innovative features such as an interactive obituary experience, the ability to create and share personalized content in memory of their loved one, the ability to see venues, catering options, online pricing, and new self-service options like scheduling an appointment online.
We have reduced the time it takes to receive customer feedback through digital surveys. Online reviews provide visibility of customer engagement down to the location level and shorten our response time in addressing any customer concerns. We have established a social media presence for many of our funeral and cemetery businesses, including the ability to livestream services at many of our locations. These digital efforts have resulted in favorable customer satisfaction ratings and increased digital sales leads over the last several years.
Through the COVID-19 pandemic, we learned valuable lessons around our ability to quickly deploy customer-facing technology. Our associates and client families embraced an increasingly digital world, as we utilized various online tools to complete sales and meet families. We are encouraged by the increased digitization and we are making great strides with internal projects leveraging technology and simplifying nearly every facet of service delivery.
Growing Our Preneed Backlog
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us to grow future revenue in a more stable and efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns to help offset inflation. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also helps our ability to grow our preneed backlog in a cash flow neutral manner.
FORM 10-K 11

PART I
Capital Allocation
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to allocate capital to opportunistically grow our business and enhance shareholder value. Typically, our highest relative return opportunities come from acquisitions and funeral service and cemetery new builds.
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can achieve additional economies of scale. Over the last several years, we have deployed significant growth capital spend on new funeral service locations, enlarging our footprint into new communities as well as expanding existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. Additionally, we acquire land for future cemetery development in some of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come. We invested $72.5 million in acquiring 17 funeral service locations and 2 cemeteries in 2023.
Return Excess Cash to Shareholders
Absent any strategic acquisition or new build opportunities, we intend to return excess cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.29 per common share at the end of 2023. We target a dividend payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. In 2022, we repurchased 10,356,250 shares of our common stock at an aggregate cost of $661.1 million, which is an average cost per share of $63.84. Subsequent to December 31, 2023, we repurchased 310,581 shares for $20.93 million at an average cost per share of $67.39.
Managing Debt
We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In January 2023, we entered into a new bank credit agreement that consists of a $675.0 million Term Loan due January 2028 and an increased Bank Credit Facility due January 2028 providing for borrowings of up to $1.5 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan and Bank Credit Facility due May 2024. Our new bank credit agreement provides us with flexibility for incremental liquidity, capital investment, working capital, and other general corporate purposes.
Other
We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. We also post announcements, updates, events and investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to, or amendments of, our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and New York Stock Exchange listing standards. Information contained on our website is not part of this report. In addition, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers where you may obtain a copy of all of the material we file publicly with the SEC. The SEC website address is http://www.sec.gov.
12 Service Corporation International

PART I
Executive Officers of the Company
The following table sets forth, as of February 13, 2024, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	58	Chairman of the Board, Chief Executive Officer, and President	1999
Sumner J. Waring, III	55	Senior Vice President, Chief Operating Officer	2002
Eric D. Tanzberger	55	Senior Vice President, Chief Financial Officer	2000
Lori Spilde	53	Senior Vice President, General Counsel and Secretary	2019
Elisabeth G. Nash	62	Senior Vice President, Operations Services	2004
John H. Faulk	48	Senior Vice President, Revenue and Business Development	2010
Steven A. Tidwell	62	Senior Vice President, Sales and Marketing	2010
Tammy R. Moore	56	Vice President and Corporate Controller	2010
Mr. Ryan was elected Chairman of the Board of SCI effective in January 2016, appointed Chief Executive Officer in February 2005, and President in 2002. He joined the Company in 1996 and served in a variety of financial management roles until November 2000, when he was asked to serve as Chief Executive Officer of European Operations based in Paris, France. In July 2002, Mr. Ryan returned to the United States where he was appointed President and Chief Operating Officer of SCI. Before joining SCI, Mr. Ryan was a certified public accountant with Coopers & Lybrand LLP for eight years. He holds a bachelor's degree in business administration from the University of Texas at Austin. Mr. Ryan serves as a member of the University of Texas McCombs Business School Advisory Council and is a senior member of the University of Texas MD Anderson Cancer Center Board of Visitors.
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
Ms. Spilde was named Senior Vice President, General Counsel and Secretary in 2023. She joined SCI in 2000 with the acquisition of American Memorial Life Insurance. She began her tenure with the Company in operations. In 2006, she was promoted and her role shifted to managing legal affairs for Mergers & Acquisitions, Antitrust, and Real Estate. In 2018, her role was expanded to include oversight of Company SEC filings and responsibility for the corporate secretarial function. She was promoted to her previous role as Vice President and Deputy General Counsel in 2019. Ms. Spilde holds a master's degree in business administration from The University of Texas. She also earned Juris Doctor, Master of Arts, and bachelor's degrees from the University of South Dakota.
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including human resources, supply chain, centralized operations and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves as Chair of the Board of Directors of Genesys Works Houston.
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
FORM 10-K 13

PART I
holds a master's degree in business administration from the Darden Graduate School of Business at the University of Virginia and a bachelor's degree in electrical engineering from the University of Virginia.
Mr. Tidwell was named Senior Vice President of Sales and Marketing in 2018 and is responsible for leading all areas of sales and marketing for SCI. He joined SCI as Vice President, Main Street Market Operations, in March 2010 and was promoted to Senior Vice President of Sales and Merchandising in 2012. As a co-founder of Keystone North America, Inc., Mr. Tidwell served as its President and Chief Executive Officer from May 2007 until it was acquired by SCI in March 2010. In his role, Mr. Tidwell worked closely with Keystone's Senior Leadership Team to develop and implement organic growth strategies as well as external growth and acquisition strategies. He began his career as a licensed funeral director and embalmer in Nashville, Tennessee, and has been actively involved in the funeral and cemetery profession for over forty years. He holds an associate of arts degree from John A. Gupton College and has attended Executive Management and Leadership programs at the Harvard Business School, Vanderbilt University Owen Graduate School of Management, and the Center for Creative Leadership. Since 2019, Mr. Tidwell has served on the Board of Regents of Commonwealth Institute of Funeral Service.
Mrs. Moore was named Vice President and Corporate Controller in 2010 and oversees general accounting, trust and technical accounting, internal and external reporting, and customer service. She joined the Company in August 2002 as Manager of Financial Reporting and was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio. Since 2019, Mrs. Moore has served on the Board of Regents of Commonwealth Institute of Funeral Service.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2023	2022	2021
Preneed funeral merchandise and service trust funds	16.5%	(11.5)%	14.2%
Preneed cemetery merchandise and service trust funds	16.9%	(11.8)%	15.3%
Cemetery perpetual care trust funds	15.3%	(11.0)%	13.7%
Combined trust funds	16.3%	(11.5)%	14.4%
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
If the investments in our trust funds experience significant declines in 2024 or subsequent years or in a high inflation environment, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining our cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
14 Service Corporation International

PART I
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2023, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, from our trust funds prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2023, we had unrealized losses of $2.6 million in the various trusts within these states, but no such replenishment is currently necessary.
Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
Our strategic plan is focused on growing our revenue, leveraging our scale, and investing our capital. Many of the factors that impact our ability to execute our strategic plan, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. Our inability to leverage scale to drive cost savings, productivity improvements, preneed production, or earnings growth anticipated by management could affect our financial performance. Our inability to identify acquisition targets and to complete acquisitions, divestitures, or strategic alliances as planned or to successfully integrate acquired businesses and realize expected synergies and strategic benefits could impact our financial performance. Our inability to allocate capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Three of our largest states by total revenue are California, Texas, and Florida, areas where natural disasters are more prevalent. Significant weather events in these states or other key areas where our operations are concentrated, natural or other disasters, and unforeseen public health crises, such as pandemics and epidemics (including the COVID-19 pandemic), could disrupt our business through injury or illness to our associates or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, disrupt access to scarce resources such as water supply or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
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
FORM 10-K 15

PART I
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $121.9 million into state-mandated trust accounts as of December 31, 2023. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $358.8 million as of December 31, 2023, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to maintain the security of the information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
In the ordinary course of our business, we and our vendors receive and retain certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. There is an expectation that we will adequately protect that information. In addition, our online operations at our websites depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. The U.S. regulatory environment surrounding information security and privacy is dynamic and increasingly demanding. New laws and regulations governing data privacy, security, cybersecurity, and the unauthorized disclosure of confidential information, including recent legislation in several U.S. states and Canadian provinces, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss, or fraudulent use of the personally identifiable information we maintain or failure of our vendors to use or maintain such data in accordance with contractual provisions could result in significant costs, fines, litigation, and reputational damage. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
Our Canadian operations represent approximately 5% of our revenue. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our Canadian operations may be adversely affected by local laws, customs, and regulations, as well as political and economic conditions. Significant fluctuations in exchange rates between the U.S. dollar and the Canadian dollar may adversely affect our results of operations and cash flows.
Our level of indebtedness could adversely affect our cash flows, our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and may prevent us from fulfilling our obligations under our indebtedness.
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
18 Service Corporation International

PART I
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
The continuing upward trend in life expectancy and the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.
Generally, life expectancy in North America has increased steadily and is expected to continue to do so in the future, absent events related to pandemics or similar outbreaks. Additionally, there is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2023, 62.9% of the comparable services we performed were cremation cases compared to 61.3% and 59.2% performed in 2022 and 2021, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our operations are subject to regulation, supervision, and licensing requirements under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to protect consumers. Although the FTC is considering updates to the Funeral Rule, the rulemaking process is ongoing. State law regulates preneed sales and imposes licensing requirements. Accordingly, we are subject to financial and compliance audits of preneed sales practices and state trust funds. Our facilities are also subject to stringent health, safety, and environmental regulations. In particular, cremation and embalming facilities are subject to stringent health and environmental regulations and there are associated risks of investigations from regulatory authorities or incidental non-compliance with such regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
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
Changes in taxation, or the interpretation of tax laws or regulations, as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. We are also subject to regular reviews, examinations, and audits by taxing authorities with respect to our taxes. Our tax obligations include income, franchise, real estate, sales and use, and employment-related taxes and the judgments we make include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the necessity of a flexible and dynamic cybersecurity risk management strategy to defend against threats in a fast-changing digital world. For this purpose, we have invested in building a cybersecurity infrastructure to protect our information systems and secure our data from cyberattacks. Our information security program features risk management strategies, security awareness training, security operations, incident response, security governance, third-party risk management, IT security risk management, security architecture, and vulnerability management.
20 Service Corporation International

PART I
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity risk management is integrated into our broader enterprise risk management system, and cybersecurity risk is strategically reviewed, monitored and managed alongside other enterprise risks on a regular basis. Our information security program is designed to evaluate, identify, and manage risks from cybersecurity threats and vulnerabilities, including malware, phishing, hacking, social engineering, and data breaches. Our program is regularly assessed using the NIST Cybersecurity Framework, and information security training is provided to our employees. Our information security team is empowered to assess and address cybersecurity risks in close collaboration with the operational teams. This forward-thinking strategy ensures that cybersecurity risk management awareness informs each stage of the business decision-making process.
Engage External Experts on Risk Management
To effectively target emerging cybersecurity threats, our information security program engages with a diverse group of third-party external experts, including cybersecurity assessors, consultants, and auditors for cybersecurity risk management. Our partnerships with these third party professionals feature regular audits, assessments, and simulated testing.
Oversee Third-Party Risk
Risk assessments are conducted when we onboard new services and new vendors, including third-party vendors, applications, and other technology services, when there are significant changes to IT or security architecture, and when systems handle sensitive data. Third-party risks are documented as part of a risk management process that follows an industry standard framework with a goal of remediation or mitigation.
Cybersecurity Threat Risks
We have not experienced a cybersecurity incident or data breach that has had a material impact on our operations or financial standing.
Governance
The Board of Directors recognizes that an encompassing, effective cybersecurity risk management strategy is essential to sustaining business operations and investor confidence. Our management assumes executive responsibility for assessing, identifying, and managing cybersecurity risks and incidents.
Board of Directors Oversight
Certain members of the Board of Directors have experience conducting oversight of cybersecurity risk management across different industries, including technology and finance. The Audit Committee is the primary committee responsible for overseeing the company’s cybersecurity risks with the Board receiving updates on at least an annual basis.
Management’s Role in Managing Cybersecurity Risk
The Assistant Vice President, Information Technology Security reports to the Vice President of Information Technology and is responsible for briefing the Audit Committee on information security risks. The AVP, IT Security provides comprehensive briefings to the Audit Committee on a regular basis. These briefings highlight various cybersecurity topics, including new cybersecurity threats, incidents, risks, risk management solutions, strategy pivots, or proposed governance changes. The Audit Committee actively participates in cybersecurity-related business decisions.
Risk Management Expertise
With over 22 years of experience working on information technology and cybersecurity teams, the AVP, IT Security is the lead architect of the company’s security infrastructure. In his role, the AVP, IT Security has built and developed effective and lasting information security solutions, establishing a robust framework of technical, administrative and physical controls while providing stakeholders such as executive management, operations leadership and legal counsel clear and constant visibility into rapidly evolving business threats. The AVP, IT Security is responsible for detecting known and potential cybersecurity incidents, leading cybersecurity incident investigations, and ensuring that cybersecurity incidents are reported timely, promptly escalated and resolved in accordance with the Company cybersecurity incident response plan. The AVP, IT Security is a Certified Information Security Manager (CISM) and his cybersecurity expertise is a valuable resource for Company executive leadership and the Board.
Monitoring Cybersecurity Incidents
The AVP, IT Security manages the information security program responsible for the regular monitoring of our information systems for cybersecurity risks. The monitoring process is led by an experienced team of information security professionals. Advanced security software preemptively detects threats and regular system scans are conducted to identify potential vulnerabilities. The AVP, IT Security regularly receives updates about potential cybersecurity threats and remains informed about the latest threat detection software technologies and new risk management solutions. In the event of a cybersecurity incident, the AVP, IT Security is supported by the cyber security incident response team and the crisis response team. The cyber security incident response plan guides the AVP, IT Security and includes immediate actions to escalate an incident based on its seriousness, to mitigate the impact, and to enact long-term strategies for remediation and prevention of future incidents.
FORM 10-K 21

PART I
Reporting Cybersecurity Risk
The AVP, IT Security is responsible for informing executive management of cybersecurity risks and incidents. The AVP, IT Security presents quarterly briefings to the Cyber Security and Data Governance Executive Steering Committee on all issues related to cybersecurity risks and incidents. The Cyber Security and Data Governance Executive Steering Committee includes members from the senior leadership team, such as the Chief Operating Officer, the Senior Vice President of Operations Services and the General Counsel. Our highest levels of management are actively aware and involved in shaping the company’s cybersecurity position and analyzing potential risks. Any cybersecurity incident or data breach that is determined to be material will be reported to the Audit Committee and the Board of Directors.

Item 2. Properties
Information regarding properties is set forth in Part I, Item 1. Business.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.
22 Service Corporation International

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2023, there were 3,088 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2023, we had 146,323,340 shares outstanding, net of 1,973,702 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
The following graph assumes the total return on $100 invested on December 31, 2018, in SCI Common Stock, the S&P 500 Index, the S&P MidCap 400 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc., Hillenbrand Inc., Matthews International Corp., and Park Lawn Corporation. Total return data assumes reinvestment of dividends.
For equity compensation plan information, see Part III of this Form 10-K.
FORM 10-K 23

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
October 1, 2023 — October 31, 2023 (1)	1,818,681	$54.96	1,800,992	$148,384,812
November 1, 2023 — November 30, 2023 (2)	1,395,540	$58.65	1,395,540	547,671,399
December 1, 2023 — December 31, 2023	354,267	$64.10	354,267	524,963,678
	3,568,488		3,550,799
(1) Includes 17,689 shares purchased in October 2023 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) On November 8, 2023 we announced that our Board of Directors increased our share repurchase authorization to $600.0 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2023, we operated 1,483 funeral service locations and 489 cemeteries (including 305 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $14.8 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2023. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2021, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2022, filed with the Securities and Exchange Commission on February 15, 2023.
24 Service Corporation International

PART II
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $869.0 million in 2023. In addition, as of December 31, 2023, we have $670.9 million in borrowing capacity under our revolving credit facility. As of December 31, 2023, we had $63.3 million in current maturities of long-term debt, which primarily consist of the current amounts due on our term loan and finance leases.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at December 31, 2023. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirements and actual ratio as of December 31, 2023 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.58
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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital investment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for additional scale. We invested $72.5 million in acquiring 17 funeral service locations and 2 cemeteries in 2023.
Return Excess Cash to Shareholders. Absent strategic acquisitions or new opportunities, we intend to return excess cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.29 per common share at the end of 2023. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. In 2022, we repurchased 10,356,250 shares of our common stock at an aggregate cost of $661.1 million, which is an average cost per share of $63.84. Subsequent to December 31, 2023, we repurchased 310,581 shares for $20.9 million at an average cost per share of $67.39.
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to opportunistically manage our debt maturity profile as we maintain a target leverage ratio of 3.5x to 4.0x. Bolstering our flexible capital strategy, we entered into a new bank credit agreement in January 2023 that consists of a $675.0 million term loan due January 2028 and a revolving credit facility due January 2028 providing for borrowings of up to $1.5 billion, an increase of $500.0 million from our previous facility.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $869.0 million and $825.7 million for the years ended December 31, 2023, and 2022, respectively. This $43.3 million increase in operating cash flow is primarily driven by a $95.8 million decrease in cash tax payments partially offset by $66.3 million increase in cash interest payments and lower operating income of $47.5 million (excluding the impact of certain significant items) as the prior year was positively impacted by the pronounced effects of the COVID-19 pandemic.
FORM 10-K 25

PART II
The 2023 increase in operating cash flows over 2022 is primarily due to the following:
•a $95.8 million decrease in cash tax payments which is primarily related to a change in tax accounting method for our cemetery segment and will defer cash taxes into future years,
•a $41.3 million decrease in vendor and other payments,
•a $28.5 million increase in net trust withdrawals, and
•a $19.5 million increase in General Agency (GA) commission and other receipts, partially offset by
•a $66.3 million increase in cash interest payments,
•a $33.0 million increase in employee compensation payments,
•a $29.2 million decrease in cash receipts from customers, and
•a $13.3 million increase in payments for certain legal matters that were expensed in the prior year.
Investing Activities
Cash flows from investing activities used $469.4 million and $447.9 million, in 2023, and 2022, respectively. The $21.5 million increased outflow from 2023 over 2022 is primarily due to the following:
•a $39.3 million increase in cash spent on real estate acquisitions,
•a $16.2 million decrease in cash receipts from divestitures and asset sales,
•a $7.9 million increase in other investing activities, partially offset by
•a $30.0 million decrease in cash spent on business acquisitions,
•a $7.9 million decrease in total capital expenditures, which comprises:
•$10.5 million decrease in maintenance capital expenditures:
•a $46.1 million decrease in expenditures for capital improvements at existing field locations,
•a $28.4 million increase in expenditures for cemetery property development,
•a $7.2 million increase in expenditures for digital investments and corporate,
•a $2.6 million increase in expenditures for growth capital expenditures/construction of new funeral service locations, and
•a $4.0 million increase in proceeds for Company-owned life insurance policies, net of repayments.
Financing Activities
Financing activities used $381.1 million in 2023 compared to $448.0 million in 2022. The $66.9 million decreased outflow from 2023 over 2022 is primarily due to the following:
•a $116.0 million decrease in the purchase of Company common stock, partially offset by
•a $33.8 million increase in debt repayments, net of proceeds,
•a $7.9 million increase in payments of dividends,
•a $3.8 million change in bank overdrafts and other, and
•a $3.6 million decrease in proceeds from exercises of stock options.

Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Debt & Finance Leases
As of December 31, 2023, we had $4.7 billion in aggregate principal outstanding on our notes, term loan, revolving credit facility, finance leases, mortgages, and other debt (collectively "debt and finance leases"), of which $63.3 million is payable in the next twelve months. The aggregate principal excludes $35.8 million in unamortized non-cash debt issuance costs and original issuance discounts and premiums. Future interest payments associated with the debt and finance leases total $1.2
26 Service Corporation International

PART II
billion, of which $250.9 million is payable in the next twelve months. For further information on our debt and finance leases see Note 6 and Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
Operating Leases
We have operating lease agreements for funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. As of December 31, 2023, we had fixed lease payment obligations of $70.3 million, of which $10.0 million is due in the next twelve months. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
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

	Years Ended December 31,
	2023	2022
	(In millions)
Preneed funeral	$67.8	$68.4
Preneed cemetery:
Merchandise and services	141.3	141.5
Pre-construction	54.6	42.5
Bonds supporting preneed funeral and cemetery obligations	263.7	252.4
Bonds supporting preneed business permits	7.6	7.1
Other bonds	25.4	23.9
Total surety bonds outstanding	$296.7	$283.4
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
FORM 10-K 27

PART II
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$704.8	$664.6
Sales production (number of contracts) (1)	113,095	107,553
General agency revenue	$185.6	$164.3
Maturities	$394.5	$397.8
Maturities (number of contracts)	63,839	64,962
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$541.5	$506.2
Sales production (number of contracts)	132,268	125,457
Maturities	$372.7	$353.1
Maturities (number of contracts)	84,572	84,392
Cemetery:
Sales production:
Preneed	$1,333.9	$1,376.7
Atneed	421.9	451.1
Total sales production	$1,755.8	$1,827.8
Sales production deferred to backlog:
Preneed	$651.6	$669.0
Atneed	297.2	315.6
Total sales production deferred to backlog	$948.8	$984.6
Revenue recognized from backlog:
Preneed	$503.0	$444.1
Atneed	307.3	309.8
Total revenue recognized from backlog	$810.3	$753.9
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2023 and 2022. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2023 and 2022. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
28 Service Corporation International

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

	December 31, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.70	$1.70	$1.62	$1.62
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.95	0.95	0.85	0.85
Deferred receipts held in trust	4.67	4.18	4.16	4.12
Allowance for cancellation on trust investments	(0.26)	(0.24)	(0.24)	(0.23)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.06	6.59	6.39	6.36
Backlog of insurance-funded revenue (1)	7.78	7.78	7.35	7.35
Total backlog of deferred revenue	$14.84	$14.37	$13.74	$13.71

Preneed receivables, net and trust investments	$6.19	$5.70	$5.58	$5.54
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.95	0.95	0.85	0.85
Allowance for cancellation on trust investments	(0.26)	(0.24)	(0.24)	(0.23)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	6.88	6.41	6.19	6.16
Insurance policies associated with insurance-funded deferred revenue (1)	7.78	7.78	7.35	7.35
Total assets associated with backlog of preneed revenue	$14.66	$14.19	$13.54	$13.51
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of December 31, 2023, the difference between the backlog and total assets at fair value represents $0.19 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.31 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets partially offset by $1.51 billion in amounts due on delivered property and merchandise. As of December 31, 2023, the fair value of the total backlog comprised $4.23 billion related to cemetery contracts and $10.61 billion related to funeral contracts. As of December 31, 2023, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.26 billion related to cemetery contracts and $2.62 billion related to funeral contracts. As of December 31, 2023, the backlog of insurance-funded contracts of $7.78 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
Independent trustees manage and invest the majority of the funds deposited into the funeral and cemetery merchandise and service trusts as well as the cemetery perpetual care trusts. The majority of the trustees are selected based on their respective geographic footprint and qualifications per state and provincial regulations. Most of the trustees engage the same independent investment managers. These trustees, with input from SCI's wholly-owned registered investment advisor,
FORM 10-K 29

PART II
establish an investment policy that serves as an operating document to guide the investment activities of the trusts including asset allocation and manager selection. The investments are also governed by state and provincial guidelines. All of the trusts are intended to control risk and volatility through a combination of asset classes, investment styles, and a diverse mix of investment managers.
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
As of December 31, 2023, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2023, the largest single equity position represented less than 1% of the total securities portfolio.
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
30 Service Corporation International

PART II
Trust Performance
During the year ended December 31, 2023, the Standard and Poor’s 500 Index increased 26.3% and the Bloomberg’s US Aggregate Bond Index increased 5.5%. This compares to the SCI trusts that increased 16.3% during the same year-end period, which exceeded our internal custom benchmarks. The SCI trusts have a diversified allocation of approximately 58% equities, 28% fixed income securities, 10% alternative and other investments with the remaining 4% in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $158.2 million and $143.8 million for the years ended December 31, 2023 and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $86.6 million and $85.1 million for the years ended December 31, 2023 and 2022, respectively. The increase in recognized trust fund income is in part due to earnings retained related to unclaimed property audits and cancellations. Information regarding the applicable unclaimed property audit is set forth in Part II, Item 8. Financial Statements, Note 9 of this Form 10-K.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2023 and 2022
Management Summary
In 2023, we reported consolidated net income attributable to common stockholders of $537.3 million ($3.53 per diluted share) compared to net income attributable to common stockholders in 2022 of $565.3 million ($3.53 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2023	2022
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$9.8	$10.0
Pre-tax losses on early extinguishment of debt, net	$(1.1)	$(1.2)
Pre-tax foreign currency exchange loss	$—	$(1.5)
Pre-tax estimate of certain legal matters (1)	$—	$(64.6)
Tax effect from significant items	$(2.3)	$14.0
Change in uncertain tax reserves and other (2)	$1.6	$0.7
(1)    Estimate of certain legal matters in the fourth quarter of 2022 included an estimate of $64.6 million related to a private litigation matter in Florida and settlement discussions with the California Attorney General. Both matters relate to previously disclosed litigation.
(2)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the decrease over the prior year is due to an expected decline in gross profit primarily due to decreases in COVID-19 related activity. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest expense primarily due to rising interest rates.
FORM 10-K 31

PART II
Funeral Results

	Years Ended December 31,
	2023	2022
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,303.0	$2,332.0
Less: revenue associated with acquisitions/new construction	33.8	7.2
Less: revenue associated with divestitures	2.5	3.2
Comparable(1) funeral revenue	2,266.7	2,321.6
Less: non-funeral home preneed sales revenue	133.1	146.4
Less: core general agency and other revenue	179.6	161.4
Adjusted comparable funeral revenue	$1,954.0	$2,013.8
Comparable services performed	350,610	371,319
Comparable average revenue per service(2)	$5,573	$5,423

Consolidated funeral gross profit	497.1	545.7
Less: gross profit associated with acquisitions/new construction	2.5	2.0
Less: gross losses associated with divestitures	—	(3.1)
Comparable(1) funeral gross profit	$494.6	$546.8
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2022 and ending December 31, 2023.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $2,303.0 million for the year ended December 31, 2023, compared to $2,332.0 million in 2022. This $29.0 million, or 1.2%, decrease in revenue is primarily attributable to a $54.9 million decrease in comparable funeral revenue, partially offset by a $26.6 million increase in revenue contributed from newly constructed and acquired properties.
Comparable revenue from funeral operations was $2,266.7 million for the year ended December 31, 2023 compared to $2,321.6 million in 2022. This $54.9 million decrease was primarily driven by the decrease in core revenue of $67.1 million as the prior year was impacted by the COVID-19 pandemic. Our comparable funeral services performed decreased 5.6% which comprised of a 6.9% decrease in funeral services performed by our funeral service locations offset by a 1.9% increase in cremations performed by our non-funeral home channel. This decrease was partially offset by a $18.2 million increase in comparable core general agency and other revenue as a result of higher comparable preneed insurance sales production.
Average revenue per funeral service increased 2.8% for the year ended December 31, 2023 compared to the same period in 2022. This average revenue growth was primarily attributable to our consumer preferences for enhanced product and service offerings as well as an increase in trust fund income. Our total comparable cremation rate increased 160 basis points to 62.9% for the year ended December 31, 2023.
Funeral Gross Profit
Consolidated funeral gross profit decreased $48.6 million, or 8.9%, in 2023 compared to 2022 as the prior year was positively impacted by COVID-19. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $52.2 million, or 9.5%. Comparable funeral gross profit decreased $52.2 million to $494.6 million and the comparable gross profit percentage decreased from 23.6% to 21.8%. This decrease in gross profit is due to the expected decline in revenue mentioned above combined with higher selling costs on higher preneed insurance sales production during the current year.
32 Service Corporation International

PART II
Cemetery Results

	Years Ended December 31,
	2023	2022
	(In millions)
Consolidated cemetery revenue	$1,796.7	$1,776.6
Less: revenue associated with acquisitions/new construction	4.8	1.1
Less: revenue associated with divestitures	0.8	1.1
Comparable(1) cemetery revenue	$1,791.1	$1,774.4

Consolidated cemetery gross profit	$594.7	$608.9
Less: gross (loss) profit associated with acquisitions/new construction	(1.5)	(0.1)
Comparable(1) cemetery gross profit	$596.2	$609.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2022 and ending December 31, 2023.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $20.1 million, or 1.1%, in 2023 compared to 2022 primarily due to a $16.7 million, or 0.9%, increase in comparable cemetery revenue and a $3.7 million increase in revenue contributed by newly constructed and acquired properties.
The increase in comparable cemetery revenue was primarily attributable to a $15.0 million increase in comparable cemetery core revenue, which was driven by a $31.2 million increase in recognized preneed revenue, partially offset by a $16.2 million decline in atneed revenue. The recognized preneed revenue growth benefited from increases in property, merchandise, and service revenue, as well as higher trust fund income. The decline in comparable cemetery atneed revenue was due to an expected decrease in contract velocity compared to 2022 that was heavily impacted by the COVID-19 pandemic.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $14.2 million, or 2.3%, in 2023 compared to 2022 and is primarily attributable to the decrease in comparable cemetery gross profit of $12.8 million, or 2.1%, and a $1.4 million decrease in gross profit due to an increase in gross losses contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased $12.8 million to $596.2 million, and the gross profit percentage decreased 100 basis points to 33.3%. The decrease in gross profit is due to the decline in cemetery atneed revenue mentioned above combined with higher selling, maintenance and employee-related costs.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $157.4 million in 2023 compared to $237.2 million in 2022. Excluding an estimated charge for certain legal matters of $64.6 million in the prior year, corporate general and administrative expenses decreased $15.2 million, primarily related to our incentive compensation plan.
Gains on Divestitures and Impairment Charges, Net
We recognized a $9.8 million and a $10.0 million net pre-tax gain on asset divestitures and impairments in 2023 and 2022, respectively, primarily as the result of asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada partially offset by impairment losses.
Interest Expense
Interest expense increased $67.3 million to $239.4 million in 2023 primarily due to higher interest on our floating rate debt as well as higher balances. Our floating rate debt carried a weighted average interest rate of 7.11% for the full year 2023, which is 416 basis points higher than the weighted average rate for our floating rate debt for the full year 2022 of 2.95%.
Losses on Early Extinguishment of Debt, Net
During 2023, we made aggregate debt payments of $603.2 million for scheduled and early extinguishment payments primarily associated with our new bank credit agreement. During 2022, we made aggregate debt payments of $101.9 million for scheduled and early extinguishment payments. Certain of these transactions resulted in the recognition of pre-tax losses of $1.1 million and $1.2 million in 2023 and 2022, respectively, recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations.
FORM 10-K 33

PART II
Provision for Income Taxes
The 2023 consolidated effective tax rate was 24.1%, compared to 25.1% in 2022. The decrease in the effective tax rate in 2023 was primarily due to the non-taxable gains arising from the cash surrender value of certain life insurance policies. The effective tax rate for the year ended December 31, 2023 was higher than the federal statutory tax rate of 21% primarily due to state and foreign income taxes.
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
34 Service Corporation International

PART II
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
FORM 10-K 35

PART II
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
As of December 31, 2023, foreign withholding taxes have not been provided on the estimated $247.6 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $12.8 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitation have expired for all tax years prior to 2020, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2021. There are currently no federal or provincial audits in Canada; however, years subsequent to 2017 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves. As of December 31, 2023, insurance loss reserves were $103.3 million.
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
36 Service Corporation International

PART II
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of December 31, 2023 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2023 and 2022, approximately 69% and 72%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.35% and 4.32%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $11.0 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2023 and 2022, our foreign currency exposure was primarily associated with the Canadian dollar. A hypothetical 10% adverse change in the strength of the U.S. dollar relative to our foreign currency instruments would have negatively affected our net income on an annual basis by $4.7 million and $5.8 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. Approximately 6% of our stockholders’ equity and debt and 8% of our operating income was denominated in the Canadian dollar at December 31, 2022. We do not have an investment in foreign operations considered to be in highly inflationary economies.
FORM 10-K 37

PART II
Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.
38 Service Corporation International

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
FORM 10-K 39

PART II
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.0 billion as of December 31, 2023, and the goodwill associated with the funeral reporting unit was $1.6 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using both a market and income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 13, 2024
We have served as the Company’s auditor since 1993.
40 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$2,124,600	$2,136,593	$2,139,795
Service revenue	1,683,417	1,707,099	1,730,860
Other revenue	291,761	264,969	272,488
Total revenue	4,099,778	4,108,661	4,143,143
Costs of revenue
Cost of property and merchandise	(1,075,041)	(1,041,287)	(1,007,261)
Cost of service	(912,346)	(883,020)	(833,183)
Overhead and other expenses	(1,020,584)	(1,029,752)	(979,624)
Costs of revenue	(3,007,971)	(2,954,059)	(2,820,068)
Gross profit	1,091,807	1,154,602	1,323,075
Corporate general and administrative expenses	(157,368)	(237,248)	(157,568)
Gains on divestitures and impairment charges, net	9,816	9,962	25,169
Operating income	944,255	927,316	1,190,676
Interest expense	(239,447)	(172,109)	(150,610)
Losses on early extinguishment of debt, net	(1,114)	(1,225)	(5,226)
Other income, net	4,912	1,646	10,660
Income before income taxes	708,606	755,628	1,045,500
Provision for income taxes	(170,945)	(189,594)	(242,248)
Net income	537,661	566,034	803,252
Net income attributable to noncontrolling interests	(344)	(696)	(313)
Net income attributable to common stockholders	$537,317	$565,338	$802,939
Basic earnings per share:
Net income attributable to common stockholders	$3.57	$3.58	$4.79
Basic weighted average number of shares	150,565	157,713	167,542
Diluted earnings per share:
Net income attributable to common stockholders	$3.53	$3.53	$4.72
Diluted weighted average number of shares	152,351	160,131	170,114
(See notes to consolidated financial statements)
FORM 10-K 41

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$537,661	$566,034	$803,252
Other comprehensive income:
Foreign currency translation adjustments	8,353	(23,681)	846
Total comprehensive income	546,014	542,353	804,098
Total comprehensive income attributable to noncontrolling interests	(344)	(691)	(311)
Total comprehensive income attributable to common stockholders	$545,670	$541,662	$803,787
(See notes to consolidated financial statements)
42 Service Corporation International

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2023	2022
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$221,557	$191,938
Receivables, net of reserves of $4,382 and $6,186, respectively	97,939	96,681
Inventories	33,597	31,740
Income tax receivable	122,183	7,021
Other	23,010	32,466
Total current assets	498,286	359,846
Preneed receivables, net of reserves of $32,475 and $27,314, respectively and trust investments	6,191,912	5,577,499
Cemetery property	2,020,846	1,939,816
Property and equipment, net	2,480,099	2,350,549
Goodwill	1,977,186	1,945,588
Deferred charges and other assets, net of reserves of $2,345 and $3,602, respectively	1,247,830	1,190,426
Cemetery perpetual care trust investments	1,939,241	1,702,313
Total assets	$16,355,400	$15,066,037

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$685,699	$707,488
Current maturities of long-term debt	63,341	90,661
Income taxes payable	60	1,131
Total current liabilities	749,100	799,280
Long-term debt	4,649,155	4,251,083
Deferred revenue, net	1,703,509	1,624,028
Deferred tax liability	638,106	445,040
Other liabilities	464,935	411,376
Deferred receipts held in trust	4,670,884	4,163,520
Care trusts’ corpus	1,938,238	1,698,287
Commitments and contingencies (Note 9)
Equity:
Common stock,$1 per share par value,500,000,000 shares authorized, 148,297,042 and 156,088,438 shares issued, respectively, and 146,323,340 and 153,940,365 shares outstanding, respectively	146,323	153,940
Capital in excess of par value	937,596	958,329
Retained earnings	432,454	544,384
Accumulated other comprehensive income	24,891	16,538
Total common stockholders’ equity	1,541,264	1,673,191
Noncontrolling interests	209	232
Total equity	1,541,473	1,673,423
Total liabilities and equity	$16,355,400	$15,066,037
(See notes to consolidated financial statements)
FORM 10-K 43

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2023	2022	2021
		(In thousands)
Cash flows from operating activities:
Net income	$537,661	$566,034	$803,252
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on early extinguishment of debt, net	1,114	1,225	5,226
Depreciation and amortization	191,272	175,330	159,306
Amortization of intangibles	18,736	18,355	20,002
Amortization of cemetery property	101,234	94,123	98,162
Amortization of loan costs	6,871	6,851	6,367
Provision for expected credit losses	11,245	16,700	11,362
Provision for (benefit from) deferred income taxes	191,516	3,471	(5,837)
Gains on divestitures and impairment charges, net	(9,816)	(9,962)	(25,169)
Gain on sale of investments	—	(1,169)	—
Share-based compensation	15,423	14,709	14,168
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	(3,810)	4,151	(20,215)
Increase in other assets	(131,581)	(8,206)	(54,883)
Increase in payables and other liabilities	(9,676)	37,029	53,747
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(178,642)	(309,055)	(308,061)
Increase in deferred revenue, net	157,656	195,358	119,730
Increase in deferred receipts held in trust	(30,160)	20,781	43,451
Net cash provided by operating activities	869,043	825,725	920,608
Cash flows from investing activities:
Capital expenditures	(361,793)	(369,709)	(303,660)
Business acquisitions, net of cash acquired	(72,535)	(102,558)	(121,382)
Real estate acquisitions	(56,409)	(17,127)	(26,604)
Proceeds from divestitures and sales of property and equipment	25,888	42,093	40,696
Payments for Company-owned life insurance policies	(8,058)	(1,910)	(3,982)
Proceeds from Company-owned life insurance policies	10,119	—	—
Other investing activities	(6,598)	1,330	—
Net cash used in investing activities	(469,386)	(447,881)	(414,932)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	957,433	484,000	975,000
Debt issuance costs	(7,471)	(525)	(13,640)
Scheduled payments of debt	(22,230)	(36,288)	(36,158)
Early payments of debt	(580,973)	(65,591)	(699,837)
Principal payments on finance leases	(34,482)	(35,542)	(34,617)
Proceeds from exercise of stock options	24,181	27,814	39,354
Purchase of Company common stock	(544,844)	(660,850)	(554,313)
Payments of dividends	(167,983)	(160,035)	(146,919)
Bank overdrafts and other	(4,773)	(980)	5,510
Net cash used in financing activities	(381,142)	(447,997)	(465,620)
Effect of foreign currency	1,722	(3,878)	(111)
Net (decrease) increase in cash, cash equivalents, and restricted cash	20,237	(74,031)	39,945
Cash, cash equivalents, and restricted cash at beginning of period	204,524	278,555	238,610
Cash, cash equivalents, and restricted cash at end of period	$224,761	$204,524	$278,555
(See notes to consolidated financial statements)
44 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2020	$174,792	$(4,075)	$981,934	$560,731	$39,366	$(127)	$1,752,621
Comprehensive income	—	—	—	802,939	848	311	804,098
Dividends declared on common stock ($0.88 per share)	—	—	—	(146,919)	—	—	(146,919)
Employee share-based compensation earned	—	—	14,168	—	—	—	14,168
Stock option exercises	1,642	—	38,035	—	—	—	39,677
Restricted stock awards, net of forfeitures	163	—	(163)	—	—	—	—
Purchase of Company common stock	—	(9,438)	(55,468)	(489,730)	—	—	(554,636)
Noncontrolling interest payments	—	—	—	—	—	(180)	(180)
Retirement of treasury shares	(9,805)	9,805	—	—	—	—	—
Other	30	—	590	—	—	—	620
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	565,338	(23,676)	691	542,353
Dividends declared on common stock ($1.02 per share)	—	—	—	(160,035)	—	—	(160,035)
Employee share-based compensation earned	—	—	14,709	—	—	—	14,709
Stock option exercises	1,010	—	27,084	—	—	—	28,094
Restricted stock awards, net of forfeitures	149	(1)	(148)	—	—	—	—
Purchase of Company common stock	—	(10,356)	(62,834)	(587,940)	—	—	(661,130)
Noncontrolling interest payments	—	—	—	—	—	(463)	(463)
Retirement of treasury shares	(11,916)	11,916	—	—	—	—	—
Other	24	—	422	—	—	—	446
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	537,317	8,353	344	546,014
Dividends declared on common stock ($1.12 per share)	—	—	—	(167,983)	—	—	(167,983)
Employee share-based compensation earned	—	—	15,423	—	—	—	15,423
Stock option exercises	927	—	23,254	—	—	—	24,181
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(8,701)	(59,603)	(481,264)	—	—	(549,568)
Noncontrolling interest payments	—	—	—	—	—	(367)	(367)
Retirement of treasury shares	(8,874)	8,874	—	—	—	—	—
Other	24	—	326	—	—	—	350
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
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
Certain reclassifications have been made to prior period amounts to conform to the current period disclosure presentation with no effect on our consolidated net income or cash flows.
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
46 Service Corporation International

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$221,557	$191,938
Restricted cash(1):
Included in Other current assets	370	10,379
Included in Deferred charges and other assets	2,834	2,207
Total restricted cash	3,204	12,586
Total cash, cash equivalents, and restricted cash	$224,761	$204,524
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,572	$19,277	$47,297	$175	$102,321
Reserve for credit losses	(1,784)	(2,118)	(343)	(137)	(4,382)
Receivables, net	$33,788	$17,159	$46,954	$38	$97,939

	December 31, 2022
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$44,417	$19,781	$38,483	$186	$102,867
Reserve for credit losses	(3,627)	(2,076)	(344)	(139)	(6,186)
Receivables, net	$40,790	$17,705	$38,139	$47	$96,681
Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Notes receivable	$10,294	$9,367
Reserve for credit losses	(1,797)	(2,546)
Notes receivable, net	$8,497	$6,821

Long-term miscellaneous receivables	$7,888	$7,993
Reserve for credit losses	(548)	(1,056)
Long-term miscellaneous receivables, net	$7,340	$6,937
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
FORM 10-K 47

PART II
We do not accrue interest on preneed receivables if they are not paid in accordance with the contractual payment terms given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. Generally, receivables are considered past due after thirty days. We do not consider preneed funeral receivables to be past due until the contract converts into an atneed contract at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than thirty days. Collections are generally managed by the locations or our in house collection agencies acting on behalf of the locations, until a receivable is one hundred eighty days delinquent, at which time trade receivables are fully reserved.
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2023:

	December 31, 2022	Provision for Expected Credit Losses	(Acquisitions) Divestitures, net	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2023
	(In thousands)
Trade receivables:
Funeral	$(3,627)	$(2,626)	$—	$6,280	$(1,893)	$82	$(1,784)
Cemetery	(2,076)	(1,139)	—	1,467	(371)	1	(2,118)
Total reserve for credit losses on trade receivables	$(5,703)	$(3,765)	$—	$7,747	$(2,264)	$83	$(3,902)

Miscellaneous receivables:
Current	$(344)	$1	$—	$—	$—	$—	$(343)
Long-term	(1,056)	508	—	—	—	—	(548)
Total reserve for credit losses on miscellaneous receivables	$(1,400)	$509	$—	$—	$—	$—	$(891)

Notes receivable	$(2,685)	$2	$—	$1,281	$—	$(532)	$(1,934)

At December 31, 2023, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$44,897	$1,681	$427	$207	$83	$2	$—	$47,297
Long-term	3,607	2,255	1,351	313	353	9	—	7,888
Total miscellaneous receivables	$48,504	$3,936	$1,778	$520	$436	$11	$—	$55,185

Notes receivable	$—	$—	$—	$11	$—	$4,603	$5,855	$10,469
48 Service Corporation International

PART II
At December 31, 2023, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$19	$249	$1,244	$1,512	$45,785	$47,297
Long-term	—	—	—	—	—	7,888	7,888
Total miscellaneous receivables	$—	$19	$249	$1,244	$1,512	$53,673	$55,185

Notes receivable	$—	$117	$—	$1,116	$1,233	$9,236	$10,469
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification in fulfillment of performance obligations on our contracts. Cemetery property amortization was $101.2 million, $94.1 million, and $98.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years, and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $191.3 million, $175.3 million, and $159.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and the resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 59% of our total lease liability as of December 31, 2023 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
FORM 10-K 49

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
For our most recent annual impairment test performed in the fourth quarter, we used a 6.75% discount rate, revenue growth rates ranging from 1.0% to 3.0% over a seven-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 1.0% and 2.8% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue ranging from 70.0% to 80.0% and growth rates for other assumptions in our model ranging from 2.0% to 3.0%. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next seven years plus terminal value at the end of those seven years.
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
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.2% weighted average using carrying value) of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 1.0% and 2.8% for our funeral and cemetery segments (1.5% weighted average using carrying value), respectively, and discounted the cash flows at a 6.95% discount rate based on the relative risk of these assets to our overall business.
50 Service Corporation International

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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 8.9 million, 11.9 million, and 9.8 million shares of our common stock held in our treasury in 2023, 2022, and 2021, respectively. These retired treasury shares were changed to authorized but unissued status.
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
FORM 10-K 51

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
52 Service Corporation International

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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2023, 2022, and 2021, we recognized $247.4 million, $263.9 million, and $259.9 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2023, 2022, and 2021 was $185.6 million, $164.3 million, and $157.4 million, respectively.
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
FORM 10-K 53

PART II
Accounting Standards Adopted in 2023
Financial Instruments
In March 2022, the Financial Accounting Standards Board (FASB) amended guidance to require public companies to disclose the vintage year of receivable write-offs during the reporting period. We adopted the amended guidance in 2023 with no impact on our consolidated results of operations, consolidated financial position, and cash flows. As receivable write-offs in the twelve months ended December 31, 2023 were immaterial, we have not included the vintage year disclosure in this filing. We will add the vintage year disclosure in future filings for periods in which receivable write-offs are material, if any.
Investments
In March 2023, the FASB amended guidance for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amended guidance expands the option to use the proportional amortization method from investments in low-income-housing tax credit structures to all tax credit structures that meet certain requirements. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received. The investment amortization and the income tax credits are presented net in the statement of operations as a component of income tax expense. The new guidance is effective as of January 1, 2024 with early adoption permitted. We early adopted the guidance effective January 1, 2023.
Recently Issued Accounting Standards
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
Segments
In November 2023, the FASB amended the reportable segment guidance by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. Adoption should be applied retrospectively to all prior periods presented in the financial statements. Upon adoption, we will include the additional disclosures in our financial statements and related notes.
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is also permitted. Upon adoption, we will include the additional disclosures in our financial statements and related notes.
54 Service Corporation International

PART II
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Preneed receivables, net	$1,513,933	$1,402,209

Trust investments, at fair value	6,394,796	5,663,163
Insurance-backed fixed income securities and other	222,424	214,440
Trust investments	6,617,220	5,877,603
Less: Cemetery perpetual care trust investments	(1,939,241)	(1,702,313)
Preneed trust investments	4,677,979	4,175,290

Preneed receivables, net and trust investments	$6,191,912	$5,577,499
Preneed receivables, net comprised the following:

	December 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,514	$1,371,804	$1,562,318
Unearned finance charges	(10,100)	(5,810)	(15,910)
Preneed receivables, at amortized cost	$180,414	$1,365,994	$1,546,408
Reserve for credit losses	(17,026)	(15,449)	(32,475)
Preneed receivables, net	$163,388	$1,350,545	$1,513,933

	December 31, 2022
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$180,108	$1,267,304	$1,447,412
Unearned finance charges	(11,129)	(6,760)	(17,889)
Preneed receivables, at amortized cost	$168,979	$1,260,544	$1,429,523
Reserve for credit losses	(14,438)	(12,876)	(27,314)
Preneed receivables, net	$154,541	$1,247,668	$1,402,209
FORM 10-K 55

PART II
At December 31, 2023, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$76,517	$47,537	$24,827	$11,242	$6,683	$13,608	$180,414
Cemetery	546,601	395,895	236,830	120,496	42,613	23,559	1,365,994
Total preneed receivables, at amortized cost	$623,118	$443,432	$261,657	$131,738	$49,296	$37,167	$1,546,408
At December 31, 2023, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$6,086	$5,147	$2,513	$26,685	$40,431	$139,983	$180,414
Cemetery	60,313	49,773	14,557	3,461	128,104	1,237,890	1,365,994
Total preneed receivables, at amortized cost	$66,399	$54,920	$17,070	$30,146	$168,535	$1,377,873	$1,546,408
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2023.

	December 31, 2022	Provision for Expected Credit Losses	(Acquisitions) Divestitures, Net	Write Offs	Effect of Foreign Currency	December 31, 2023
	(In thousands)
Funeral	$(14,438)	$(4,761)	$—	$2,175	$(2)	$(17,026)
Cemetery	(12,876)	(3,230)	15	648	(6)	(15,449)
Total reserve for credit losses on preneed receivables	$(27,314)	$(7,991)	$15	$2,823	$(8)	$(32,475)
The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Deposits	$590,257	$534,586	$519,023
Withdrawals	$591,591	$507,872	$477,443
Purchases of securities	$2,070,313	$1,647,032	$1,823,267
Sales of securities	$2,038,517	$1,518,779	$1,744,618
Realized gains from sales of securities(1)	$281,168	$332,738	$584,863
Realized losses from sales of securities(1)	$(227,075)	$(201,173)	$(91,715)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
56 Service Corporation International

PART II
The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$5,577,499	$6,015,323	$5,345,720
Net preneed contract sales	1,973,012	1,978,266	1,870,972
Cash receipts from customers, net of refunds	(1,699,683)	(1,639,291)	(1,550,735)
Deposits to trust	515,866	468,482	452,554
Acquisitions of businesses, net	3,394	15,860	4,912
Net undistributed investment earnings (losses) (1)	527,264	(611,057)	448,469
Maturities and distributed earnings	(591,834)	(500,216)	(464,247)
Change in cancellation allowance	(5,160)	(6,609)	(1,523)
Change in amounts due on unfulfilled performance obligations	(93,473)	(123,385)	(87,207)
Effect of foreign currency and other	(14,973)	(19,874)	(3,592)
Ending balance - Preneed receivables, net and trust investments	$6,191,912	$5,577,499	$6,015,323
(1)    Includes both realized and unrealized investment earnings.
The cost and fair values associated with trust investments recorded at fair value at December 31, 2023 and 2022 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,645	$145	$(1,376)	$44,414
Canadian government	2	31,896	—	—	31,896
Corporate	2	10,642	138	(17)	10,763
Residential mortgage-backed	2	5,452	29	(104)	5,377
Asset-backed	2	291	—	(51)	240
Equity securities:
Preferred stock	2	417	—	(97)	320
Common stock:
United States	1	1,744,919	478,226	(78,630)	2,144,515
Canada	1	42,721	20,251	(676)	62,296
Other international	1	108,106	19,580	(11,088)	116,598
Mutual funds:
Equity	1	876,620	118,476	(9,540)	985,556
Fixed income	1	998,767	5,727	(109,231)	895,263
Trust investments, at fair value		3,865,476	642,572	(210,810)	4,297,238
Commingled funds
Fixed income		827,600	2,432	(63,021)	767,011
Equity		337,500	71,819	(642)	408,677
Money market funds		346,672	—	—	346,672
Alternative investments		412,482	169,825	(7,109)	575,198
Trust investments, at net asset value		1,924,254	244,076	(70,772)	2,097,558
Trust investments, at market		$5,789,730	$886,648	$(281,582)	$6,394,796
FORM 10-K 57

PART II
As of December 31, 2023, our unfunded commitment for our private equity investments was $322.6 million which, if called, would be funded by the assets of the trusts.

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
Maturity dates of our fixed income securities range from 2024 to 2040. Maturities of fixed income securities (excluding mutual funds) at December 31, 2023 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$55,207
Due in one to five years	30,265
Due in five to ten years	7,132
Thereafter	86
Total estimated maturities of fixed income securities	$92,690
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $158.2 million, $143.8 million, and $179.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $86.6 million, $85.1 million, and $96.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
58 Service Corporation International

PART II
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Deferred revenue	$2,649,397	$2,472,693
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(945,888)	(848,665)
Deferred revenue, net	$1,703,509	$1,624,028
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$5,787,548	$6,299,241	$5,761,291
Net preneed contract sales	1,451,833	1,448,371	1,314,001
Acquisitions (dispositions) of businesses, net	5,961	10,824	4,707
Net investment gains (losses) (1)	527,894	(618,760)	443,088
Recognized revenue from backlog(2)	(554,839)	(498,242)	(471,160)
Recognized revenue from current period sales	(730,436)	(726,584)	(669,025)
Change in amounts due on unfulfilled performance obligations	(93,473)	(123,337)	(87,207)
Change in cancellation reserve	87	8,351	(459)
Effect of foreign currency and other	(20,182)	(12,316)	4,005
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,374,393	$5,787,548	$6,299,241
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2023			2022
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,603,600	$341,988	$1,945,588	$1,584,175	$330,907	$1,915,082
Increase in goodwill related to acquisitions	13,994	17,053	31,047	26,143	11,081	37,224
Reduction of goodwill related to divestitures (1)	(1,502)	(225)	(1,727)	—	—	—
Effect of foreign currency	2,278	—	2,278	(6,718)	—	(6,718)
Total activity	14,770	16,828	31,598	19,425	11,081	30,506
Ending balance — Goodwill	$1,618,370	$358,816	$1,977,186	$1,603,600	$341,988	$1,945,588
(1) Also includes reductions for businesses held for sale.
FORM 10-K 59

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2023	2022
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	5	-	15	$222,930	$222,461
Customer relationships	10	-	20	137,130	155,767
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				393,987	412,155
Less accumulated amortization:
Covenants-not-to-compete				207,301	205,450
Customer relationships				88,929	101,954
Tradenames				437	359
Other				11,025	10,285
				307,692	318,048

Amortizing intangibles, net				86,295	94,107

Non-amortizing intangibles:
Tradenames			Indefinite	388,049	376,138
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				398,814	386,903

Intangible assets, net — included in Deferred charges and other assets, net				$485,109	$481,010
As part of our recoverability testing process during 2023, we reported $2.6 million of impairment on tradenames. Amortization expense for intangible assets was $18.7 million, $18.4 million, and $20.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2023 (in thousands):

2024	$6,478
2025	6,347
2026	4,771
2027	2,738
2028	2,146
Total estimated amortization expense	$22,480
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
We actively participate in tax credit equity investments for projects eligible to receive renewable energy credits. These investments, accounted for under the equity method, are recorded in Deferred charges and other assets, net of reserves on our Consolidated Balance Sheet. Upon realization, tax credits associated with these investments are recognized as a reduction of tax expense. This reduction is offset by amortization of the investment in proportion to the tax benefits received during the period under the proportional amortization method. During 2023, we recognized investment tax credits totaling $11.6 million and amortized the equity investment by $11.5 million to reflect the realization of these benefits. This amortization is reflected within the Provision for income taxes in the Consolidated Statement of Operations.
60 Service Corporation International

PART II
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$664,745	$703,131	$994,632
Foreign	43,861	52,497	50,868
Total income before income taxes	$708,606	$755,628	$1,045,500
Income tax provision consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
United States	$(30,832)	$139,132	$194,545
Foreign	14,989	14,486	14,088
State	(4,728)	32,505	39,452
Total current income taxes	(20,571)	186,123	248,085
Deferred:
United States	$155,677	$(59)	$(3,543)
Foreign	(1,999)	780	(5,492)
State	37,838	2,750	3,198
Total deferred income taxes	191,516	3,471	(5,837)
Total income taxes	$170,945	$189,594	$242,248
We made income tax payments of $85.5 million, $183.7 million, and $270.2 million in 2023, 2022, and 2021, respectively, and received refunds of $1.7 million, $4.2 million, and $4.7 million, respectively.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$148,807	$158,682	$219,555
State and local taxes, net of federal income tax benefits	27,041	28,817	35,045
Foreign jurisdiction differences	3,756	3,976	3,041
Permanent differences associated with divestitures	47	200	400
Changes in uncertain tax positions and audit settlements	110	53	51
Foreign valuation allowance, net of federal income tax benefits	—	—	(4,155)
Excess tax benefit from share-based compensation	(8,406)	(8,918)	(12,476)
Other	(410)	6,784	787
Provision for income taxes	$170,945	$189,594	$242,248
Total consolidated effective tax rate	24.1%	25.1%	23.2%
The 2023 consolidated effective tax rate was 24.1%, compared to 25.1% in 2022. The lower effective tax rate in 2023 was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies.

FORM 10-K 61

PART II
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2023	2022
	(In thousands)
Inventories and cemetery property	$(196,887)	$(201,795)
Deferred incremental direct selling costs	(104,686)	(99,377)
Property and equipment	(177,411)	(181,029)
Intangibles	(207,727)	(204,010)
Deferred revenue on preneed funeral and cemetery contracts	(80,178)	—
Other	(5,746)	(5,313)
Deferred tax liabilities	(772,635)	(691,524)
Loss and tax credit carryforwards	127,796	137,785
Deferred revenue on preneed funeral and cemetery contracts	—	153,479
Accrued liabilities	122,887	80,069
Deferred tax assets	250,683	371,333
Less: valuation allowance	(108,834)	(118,939)
Net deferred income tax liability	$(630,786)	$(439,130)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$7,320	$5,910
Non-current deferred tax liabilities - included in Deferred tax liability	(638,106)	(445,040)
Net deferred income tax liability	$(630,786)	$(439,130)
As of December 31, 2023, foreign withholding taxes have not been provided on the estimated $247.6 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $12.8 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2021 to December 31, 2023 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2020	$1,348
Reduction to tax positions related to prior years	—
Balance at December 31, 2021	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2022	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2023	$1,348
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $1.3 million as of December 31, 2023, 2022 and 2021.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $1.0 million, $0.9 million, and $0.8 million for the payment of interest, net of tax benefits, and
62 Service Corporation International

PART II
penalties as of December 31, 2023, 2022 and 2021, respectively. We recorded an increase of interest and penalties of $0.1 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2020, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until 2024. Various state jurisdictions are auditing years 2013 through 2021. There are currently no federal or provincial audits in Canada; however, years subsequent to 2017 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
Various subsidiaries have federal, state, and foreign loss carryforwards in the aggregate of $2.5 billion with expiration dates through 2041. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2024	$—	$160,355	$346	$160,701
2025	—	321,190	471	321,661
2026	—	368,207	957	369,164
2027	—	189,465	1,798	191,263
Thereafter	—	1,423,484	3,824	1,427,308
Total loss carryforwards	$—	$2,462,701	$7,396	$2,470,097
In addition to the above loss carryforwards, we have $2.2 million of foreign alternative minimum tax credits that can be carried forward indefinitely.

In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The future realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2023, we recorded a net $10.1 million decrease in our valuation allowance primarily driven by utilization and expiration of state net operating losses, along with legislative changes in certain states. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2023, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit).

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$—	$122,796	$5,000	$127,796
Valuation allowance	$—	$94,135	$14,699	$108,834

FORM 10-K 63

PART II
6. Debt
The components of Debt are:

	Years Ended December 31,
	2023	2022
	(In thousands)
7.500% Senior Notes due April 2027	$137,424	$138,274
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
Term Loan due May 2024	—	536,250
Term Loan due January 2028	658,125	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	790,000	—
Obligations under finance leases	132,039	120,837
Mortgage notes and other debt, maturities through 2050	80,696	66,248
Unamortized debt issuance costs	(35,788)	(39,865)
Total debt	$4,712,496	$4,341,744
Less: Current maturities of long-term debt	(63,341)	(90,661)
Total long-term debt	$4,649,155	$4,251,083
Current maturities of debt at December 31, 2023 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 69% and 72% of our total debt had a fixed interest rate at December 31, 2023 and 2022, respectively.
The components of our weighted average interest rate are as follows:

	Years Ended December 31,
	2023	2022
Fixed Debt	4.35%	4.32%
Floating Debt	7.44%	2.95%
Total Debt	5.29%	4.00%
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2023 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2024	$63,341
2025	75,158
2026	52,500
2027	748,287
2028	1,349,969
2029 and thereafter	2,423,241
Total debt maturities	$4,712,496
64 Service Corporation International

PART II
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

The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of December 31, 2023, we are in compliance with all of our debt covenants. At December 31, 2023, we issued $39.1 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of December 31, 2023, we have $670.9 million in borrowing capacity under the facility.
As of December 31, 2022, we issued $33.5 million of letters of credit.
Subsequent to December 31, 2023, we decreased our outstanding borrowings by $40.0 million to $750.0 million under our Bank Credit Facility due January 2028.
Debt Issuances and Additions
During the year ended December 31, 2023, we issued or added $957.4 million of debt including:
•$284.1 million in proceeds from certain banks in our Term Loan;
•$600.0 million on our Bank Credit Facility due January 2028;
•$44.3 million in proceeds from certain banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$19.0 million in other debt.
Net proceeds from newly issued debt during the year ended December 31, 2023 were used to pay down our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
During the year ended December 31, 2022, we drew $465.0 million on our Bank Credit Facility due May 2024 and issued $19.0 million in other debt primarily for general corporate purposes.
Debt Extinguishments and Reductions
During the year ended December 31, 2023, we made aggregate debt payments of $603.2 million for scheduled and early extinguishment payments including:
•$235.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$199.3 million in aggregate principal payments to certain banks in our Bank Credit Facility due May 2024;
•$145.3 million in aggregate principal payments to certain banks in our Term Loan due May 2024;
•$16.9 million in aggregate principal of our Term Loan due January 2028;
•$0.9 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market;
•$0.5 million of premiums paid on early extinguishment; and
•$5.3 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $1.1 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2023.
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
FORM 10-K 65

PART II
Certain of the above transactions resulted in the recognition of a loss of $1.2 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2022.
Additional Debt Disclosures
At December 31, 2023 and 2022, we had deposits of $0.7 million and $0.5 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
We had assets of approximately $75.3 million and $59.8 million pledged as collateral for the mortgage notes and other debt at December 31, 2023 and 2022, respectively.

Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2023	$230,551
Payments in 2022	$164,222
Payments in 2021	$142,145

Expected cash interest payments on our existing long-term debt for the five years subsequent to December 31, 2023 and thereafter are as follows (in thousands):

Payments in 2024	$250,870
Payments in 2025	249,148
Payments in 2026	247,603
Payments in 2027	237,673
Payments in 2028	104,679
Payments in 2029 and thereafter	145,087
Total expected cash interest payments	$1,235,060
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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
7.500% Notes due April 2027	$142,749	$141,499
4.625% Senior Notes due December 2027	532,125	513,909
5.125% Senior Notes due June 2029	732,173	709,125
3.375% Senior Notes due August 2030	739,500	702,202
4.000% Senior Notes due May 2031	711,336	685,680
Term Loan due May 2024	—	536,250
Term Loan due January 2028	658,125	—
Bank Credit Facility due May 2024	—	570,000
Bank Credit Facility due January 2028	790,000	—
Mortgage notes and other debt, maturities through 2050	79,426	63,168
Total fair value of debt instruments	$4,385,434	$3,921,833
66 Service Corporation International

PART II
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
Future lease payments for non-cancelable operating and finance leases as of December 31, 2023 were as follows:

	Operating	Finance	Total
	(In thousands)
2024	$9,953	$49,166	$59,119
2025	9,044	29,161	38,205
2026	7,695	22,284	29,979
2027	6,680	14,835	21,515
2028	5,534	8,928	14,462
2029 and thereafter	31,419	28,982	60,401
Total lease payments	$70,325	$153,356	$223,681
Less: Interest	(16,493)	(21,317)	(37,810)
Present value of lease liabilities	$53,832	$132,039	$185,871
The components of lease cost were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Amortization of leased assets	$34,212	$35,321	$37,569
Interest on lease liabilities	4,795	3,990	4,642
Total finance lease cost	39,007	39,311	42,211
Operating lease cost	10,531	11,021	11,586
Variable lease cost	872	437	178
Total lease cost	$50,410	$50,769	$53,975
FORM 10-K 67

PART II
Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2023	December 31, 2022
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$50,973	$49,741
Finance lease right-of-use assets (1)	Property and equipment, net	127,425	115,813
Total right-of-use assets (1)		$178,398	$165,554

Operating	Accounts payable and accrued liabilities	$7,782	$7,083
Finance	Current maturities of long-term debt	44,109	42,469
Total current lease liabilities		51,891	49,552
Operating	Other liabilities	46,050	45,314
Finance	Long-term debt	87,930	78,368
Total non-current lease liabilities		133,980	123,682
Total lease liabilities		$185,871	$173,234
(1)    Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	11.1	5.2	11.8	4.5
Weighted-average discount rate	4.4%	4.6%	4.0%	3.3%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,473	$10,994	$11,693
Operating cash flows for finance leases	5,191	3,838	4,207
Financing cash flows for finance leases	34,482	35,542	34,617
Total cash paid for amounts included in the measurement of lease liabilities	$50,146	$50,374	$50,517

New finance leases	57,962	21,148	21,097
Finance lease renewals and extensions	829	(264)	1,095
Right-of-use assets obtained in exchange for finance lease liabilities	$58,791	$20,884	$22,192

New operating leases	6,534	2,704	3,268
Operating lease renewals and extensions	2,985	2,324	4,554
Right-of-use assets obtained in exchange for operating lease liabilities	$9,519	$5,028	$7,822
We have 80 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $4.0 million and $4.3 million in lease income for the years ended December 31, 2023 and 2022, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space, and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures.
68 Service Corporation International

PART II
Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2023 (in thousands):

2024	$3,967
2025	3,297
2026	2,512
2027	2,043
2028	1,682
2029 and thereafter	11,793
Total expected cash receipts	$25,294
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.4 million for the year ended December 31, 2023 and $0.7 million for each of the years ended December 31, 2022 and 2021. As of December 31, 2023, our Consolidated Balance Sheet includes Land of $33.9 million, and Buildings and improvements of $12.6 million, net of $2.3 million accumulated depreciation, related to these properties.
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2023 and 2022, we have self-insurance reserves of $103.3 million and $99.3 million, respectively.
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
Nancy Taylor, on behalf of herself and others similarly situated v. Service Corporation International and others, Case No. 20-cv-60709; in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. This case was filed in April 2020 as a Florida class action alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, and the failure to disclose commissions paid and sales practices associated with the sale of third-party travel protection plans, violate the Florida Deceptive and Unfair Trade
FORM 10-K 69

PART II
Practices Act and constitute unjust enrichment. Plaintiff sought refunds; general, actual, compensatory and exemplary damages; civil penalties, interest, and attorney fees. The parties have reached a settlement of the lawsuit that included an immaterial payment of attorney fees and provided consumers enhanced cancellation rights for a period of sixty days. The impact of these enhanced cancellation rights was not material to our financial condition, results of operations, and cash flows. The court has approved the settlement, the class has been certified, and the administrative claims process is now complete. We consider this matter resolved.
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of approximately forty states regarding the escheatment of preneed trust funds held in association with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states claim that these Unused Preneed Trust Funds are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the Unused Preneed Trust Funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Connecticut, Iowa, Kentucky, Maryland, Massachusetts, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Texas, West Virginia, and Wyoming. We consider the unclaimed property audits resolved in those eighteen states.
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
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2023 or 2022. At December 31, 2023 and 2022, 500,000,000 common shares of $1 par value were authorized. We had 148,297,042 and 156,088,438 shares issued and 146,323,340 and 153,940,365 outstanding at par at December 31, 2023 and 2022, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. In 2022, we repurchased 10,356,250 shares of our common stock at an aggregate cost of $661.1 million, which is an average cost per share of $63.84. Additionally, in November 2023, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $525.0 million at December 31, 2023.
Subsequent to December 31, 2023, we repurchased 310,581 shares for $20.9 million at an average cost per share of $67.39.
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
70 Service Corporation International

PART II
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2023 and 2022, 3,470,575 and 4,090,978 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2023	2022	2021
Dividend yield	1.6%	1.5%	1.8%
Expected volatility	25.4%	23.9%	23.5%
Risk-free interest rate	4.0%	1.8%	0.4%
Expected holding period (years)	4.5	4.0	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$15,423	$14,709	$14,168
Income tax benefit related to share-based compensation included in net income	$3,822	$3,877	$3,537
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2023 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	5,461,105	$40.47
Granted	371,700	$70.34
Exercised	(926,610)	$26.10
Outstanding at December 31, 2023	4,906,195	$45.44
Exercisable at December 31, 2023	3,989,812	$41.68
The aggregate intrinsic value for stock options outstanding and exercisable was $113.6 million and $106.8 million, respectively, at December 31, 2023.
FORM 10-K 71

PART II
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2023 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2023	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$0.00 — 25.00	55,320	0.1	$22.28	55,320	$22.28
$25.01 — 35.00	894,450	1.1	$29.25	894,450	$29.25
$35.01 — 45.00	1,519,695	2.6	$39.65	1,519,695	$39.65
$45.01 — 55.00	1,506,810	4.6	$50.31	1,308,944	$50.42
$55.01 — 65.00	558,220	6.1	$59.76	211,403	$59.76
$65.01 — 75.00	371,700	7.1	$70.34	—	$—
$0.00 — 75.00	4,906,195	3.6	$45.44	3,989,812	$41.68
Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of stock options granted	$16.86	$11.02	$7.50
Total fair value of stock options vested	$6,059	$5,538	$5,708
Total intrinsic value of stock options exercised	$37,115	$42,700	$59,180
Cash received from the exercise of stock options	$24,181	$27,814	$39,354
Recognized compensation expense	$5,929	$5,738	$5,514
As of December 31, 2023, the unrecognized compensation expense related to stock options of $6.8 million is expected to be recognized over a weighted average period of 1.8 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2022	212,115	$54.66
Granted	89,484	$70.34
Vested	(114,826)	$53.38
Nonvested restricted share awards at December 31, 2023	186,773	$62.95
Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2023	2022	2021
Recognized compensation expense related to restricted share awards	$6,128	$5,739	$5,647
Weighted-average grant date fair value for nonvested restricted stock granted	$70.34	$59.76	$49.59
Total fair market value of restricted share awards vested	$6,130	$5,639	$5,496
Aggregate intrinsic value of restricted share awards vested	$1,715	$2,552	$3,513
At December 31, 2023, unrecognized compensation expense of $7.0 million related to restricted share awards is expected to be recognized over a weighted average period of 1.8 years.
72 Service Corporation International

PART II
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2022	118,936	$54.31
Granted	52,162	$70.34
Vested	(61,390)	$52.47
Nonvested restricted share units at December 31, 2023	109,708	$62.96
Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2023	2022	2021
Recognized compensation expense related to restricted share units	$3,366	$3,232	$3,007
Weighted-average grant date fair value for nonvested restricted share units granted	$70.34	$59.76	$49.59
Total fair market value of restricted share units vested	$3,221	$3,143	$2,883
Aggregate intrinsic value of restricted share units vested	$1,000	$1,447	$1,911
At December 31, 2023, the unrecognized compensation expense related to restricted share units of $4.0 million is expected to be recognized over a weighted average period of 1.7 years.
Performance Units
During 2023, 2022, and 2021 we granted 88,084, 99,923 and 111,449 performance units, respectively. At December 31, 2023, there were 308,976 performance units outstanding. Total compensation expense for performance units was $11.8 million, $14.6 million, and $19.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023 and 2022, cash paid to settle performance units was $16.8 million and $10.9 million, respectively. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2023 were as follows:

Share price at beginning of performance period	$62.30
Risk-free interest rate	4.53%
Expected volatility	26.2%
Fair value of share-based performance units outstanding	$68.45
At December 31, 2023, the unrecognized compensation expense related to performance units of $7.3 million is expected to be recognized over a weighted average period of 1.6 years.
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
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Interest cost on projected benefit obligation	$797	$535	$482
Recognized net actuarial (gains) losses	654	(3,254)	(353)
Total net periodic benefit cost	$1,451	$(2,719)	$129
FORM 10-K 73

PART II
The Plans’ funded status were as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,906	$22,381
Interest cost	797	535
Actuarial gain	654	(3,254)
Benefits paid (1)	(1,994)	(3,756)
Benefit obligation at end of year	$15,363	$15,906
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,994	3,756
Benefits paid, including expenses (1)	(1,994)	(3,756)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(15,363)	$(15,906)
Funding Summary:
Projected benefit obligation	$15,363	$15,906
Accumulated benefit obligation	$15,363	$15,906
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(1,824)	$(2,236)
Included in Other liabilities	(13,539)	(13,670)
Total accrued liability	$(15,363)	$(15,906)
(1) In 2022, we terminated our Directors' Plan and amended Senior SERP to terminate the participation of all our active employees and paid out, in a discounted lump sum, all benefits to the participants or their heirs in the amount of $1.5 million.
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2023 and 2022 was $30.5 million and $49.8 million, respectively, and the cash surrender value was $22.7 million and $40.7 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2023	2022	2021
Weighted-average discount rate used to determine obligations	4.94%	5.34%	2.52%
Weighted-average discount rate used to determine net periodic benefit cost	5.34%	2.52%	2.42%
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
74 Service Corporation International

PART II
The following benefit payments are expected to be paid over the next ten years related to our Plans (in thousands):

2024	$1,695
2025	1,603
2026	1,562
2027	1,492
2028	1,417
Years 2029 through 2033	5,968
Total expected benefit payments	$13,737
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2023, 2022, and 2021, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2023, 2022, and 2021 was $52.8 million, $49.6 million, and $46.0 million, respectively.
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

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$1,185,413	$1,242,269	$1,268,111
Matured preneed revenue	715,298	705,273	700,473
Core funeral revenue	1,900,711	1,947,542	1,968,584
Non-funeral home revenue	85,904	76,311	74,099
Non-funeral home preneed sales revenue	134,770	146,496	139,260
Core general agency and other revenue	181,646	161,696	161,233
Total funeral revenue	2,303,031	2,332,045	2,343,176
Cemetery revenue:
Atneed revenue	433,925	448,143	477,950
Recognized preneed property revenue	874,724	868,740	846,528
Recognized preneed merchandise and services revenue	365,018	338,463	343,899
Core cemetery revenue	1,673,667	1,655,346	1,668,377
Other revenue	123,080	121,270	131,590
Total cemetery revenue	1,796,747	1,776,616	1,799,967
Total revenue from customers	$4,099,778	$4,108,661	$4,143,143
Gross profit:
Funeral gross profit	$497,106	$545,693	$639,775
Cemetery gross profit	594,701	608,909	683,300
Gross profit from reportable segments	1,091,807	1,154,602	1,323,075
Corporate general and administrative expenses	(157,368)	(237,248)	(157,568)
Gains on divestitures and impairment charges, net	9,816	9,962	25,169
Operating income	944,255	927,316	1,190,676
Interest expense	(239,447)	(172,109)	(150,610)
Losses on early extinguishment of debt, net	(1,114)	(1,225)	(5,226)
Other income, net	4,912	1,646	10,660
Income before income taxes	$708,606	$755,628	$1,045,500

76 Service Corporation International

PART II
Other reportable segment information as of and for the year ended December 31 was as follows:

	Reportable Segments
	Funeral	Cemetery	Corporate	Consolidated
	(In thousands)
2023
Interest expense	$2,092	$764	$236,591	$239,447
Depreciation and amortization	$133,544	$46,713	$11,015	$191,272
Amortization of intangibles	$12,025	$6,706	$5	$18,736
Amortization of cemetery property	$—	$101,234	$—	$101,234
Capital expenditures	$125,922	$212,406	$23,465	$361,793
Total assets	$6,573,950	$9,168,173	$613,277	$16,355,400
2022
Interest expense	$1,734	$493	$169,882	$172,109
Depreciation and amortization	$123,165	$41,502	$10,663	$175,330
Amortization of intangibles	$11,735	$6,620	$—	$18,355
Amortization of cemetery property	$—	$94,123	$—	$94,123
Capital expenditures	$153,224	$196,371	$20,114	$369,709
Total assets	$6,236,270	$8,404,900	$424,867	$15,066,037
2021
Interest expense	$2,864	$681	$147,065	$150,610
Depreciation and amortization	$111,687	$37,373	$10,246	$159,306
Amortization of intangibles	$12,980	$7,016	$6	$20,002
Amortization of cemetery property	$—	$98,162	$—	$98,162
Capital expenditures	$139,420	$148,737	$15,503	$303,660
Our geographic area information as of and for the year ended December 31 was as follows:

	United States	Canada	Total
	(In thousands)
2023
Revenue from external customers	$3,881,333	$218,445	$4,099,778
Interest expense	$239,103	$344	$239,447
Depreciation and amortization	$180,093	$11,179	$191,272
Amortization of intangibles	$18,495	$241	$18,736
Amortization of cemetery property	$97,471	$3,763	$101,234
Operating income	$887,110	$57,145	$944,255
Gains on divestitures and impairment charges, net	$8,512	$1,304	$9,816
Long-lived assets	$7,386,819	$339,142	$7,725,961
2022
Revenue from external customers	$3,876,689	$231,972	$4,108,661
Interest expense	$171,912	$197	$172,109
Depreciation and amortization	$165,004	$10,326	$175,330
Amortization of intangibles	$18,080	$275	$18,355
Amortization of cemetery property	$89,545	$4,578	$94,123
Operating income	$856,277	$71,039	$927,316
Gains on divestitures and impairment charges, net	$7,220	$2,742	$9,962
Long-lived assets	$7,094,859	$331,520	$7,426,379
2021
Revenue from external customers	$3,918,777	$224,366	$4,143,143
Interest expense	$150,385	$225	$150,610
Depreciation and amortization	$149,351	$9,955	$159,306
Amortization of intangibles	$19,721	$281	$20,002
Amortization of cemetery property	$92,128	$6,034	$98,162
Operating income	$1,120,154	$70,522	$1,190,676
Gains on divestitures and impairment charges, net	$19,837	$5,332	$25,169
FORM 10-K 77

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents:
Cash	$151,608	$147,408
Commercial paper and temporary investments	69,949	44,530
	$221,557	$191,938
Other current assets:
Prepaid insurance	5,182	5,035
Prepaid expenses	13,355	13,001
Restricted cash	370	10,379
Other	4,103	4,051
	$23,010	$32,466
Cemetery property:
Undeveloped land	$1,328,358	$1,304,514
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	692,488	635,302
	$2,020,846	$1,939,816
Property and equipment, net:
Land	$761,092	$711,672
Buildings and improvements	2,685,867	2,581,695
Operating equipment	816,602	702,028
Leasehold improvements	46,254	44,044
Finance leases	339,395	332,301
	4,649,210	4,371,740
Less: Accumulated depreciation	(1,957,141)	(1,804,703)
Less: Accumulated amortization of finance leases	(211,970)	(216,488)
	$2,480,099	$2,350,549
Deferred charges and other assets:
Intangible assets, net	$485,109	$481,010
Restricted cash	2,834	2,207
Deferred tax assets	7,320	5,910
Notes receivable, net of reserves of $1,797 and $2,546, respectively	8,497	6,821
Cash surrender value of insurance policies	220,587	199,516
Deferred incremental direct selling costs	406,181	384,108
Operating leases	50,973	49,741
Other	66,329	61,113
	$1,247,830	$1,190,426
78 Service Corporation International

PART II

	Years Ended December 31,
	2023	2022
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$203,352	$177,970
Accrued benefits	169,164	198,260
Accrued interest	25,632	23,602
Accrued property taxes	13,891	15,151
Self-insurance reserves	103,297	99,252
Legal reserves	63,595	76,866
Bank overdrafts	36,562	39,695
Operating leases	7,782	7,083
Other accrued liabilities	62,424	69,609
	$685,699	$707,488
Other liabilities:
Accrued benefit costs	$13,539	$13,670
Deferred compensation	201,287	174,035
Customer refund obligation reserve	37,729	37,805
Tax liability	2,318	2,208
Payable to perpetual care trust	148,198	127,662
Operating leases	46,050	45,314
Other	15,814	10,682
	$464,935	$411,376
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net change in capital expenditure accrual	$9,171	$3,817	$3,201
Options exercised by attestation	$—	$280	$323
Shares repurchased	$—	$(280)	$(323)
Excise tax accrual on shares repurchased	$4,724	$—	$—
FORM 10-K 79

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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$537,317	$565,338	$802,939
Weighted average shares:
Weighted average shares — basic	150,565	157,713	167,542
Stock options	1,726	2,343	2,501
Restricted share units	60	75	71
Weighted average shares — diluted	152,351	160,131	170,114
Amounts attributable to common stockholders:
Net income per share:
Basic	$3.57	$3.58	$4.79
Diluted	$3.53	$3.53	$4.72
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Antidilutive options	845	490	—
80 Service Corporation International

PART II
16. Acquisitions and Divestiture-Related Activities
Acquisitions
In 2023, we acquired 17 funeral homes and 2 cemeteries for $72.5 million in cash and $56.4 million for real estate transactions. This amount includes the use of $24.0 million in IRS Section 1031 exchange funds. This compares to $102.6 million and $121.4 million, net of cash acquired, for several business acquisitions, and $17.1 million and $26.6 million, net of cash acquired, for several real estate acquisitions for years ended December 31, 2022 and 2021, respectively.
The 2022 acquisitions include ten funeral homes and three cemeteries in California as part of two acquisitions (the "2022 California Businesses") for $71.2 million in cash. This amount includes the use of $13.2 million in IRS Section 1031 exchange funds.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Other current assets	$241
Cemetery property	9,815
Property and equipment, net	19,109
Preneed receivables, net and trust investments	6,539
Indefinite-lived intangible assets	14,257
Deferred charges and other assets	158
Cemetery perpetual care trust investments	6,461
Goodwill	36,234
Total assets acquired	92,814
Current liabilities	439
Deferred revenue and deferred receipts held in trust	12,599
Care trusts' corpus	6,461
Other liabilities	2,095
Total liabilities assumed	21,594
Net assets acquired	$71,220
Goodwill, land, and certain identifiable intangible assets recorded in the acquisitions are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $36.2 million in goodwill recognized, all of which is deductible for tax purposes, $17.3 million was allocated to our cemetery segment and $18.9 million was allocated to our funeral segment. The identified intangible assets are indefinite lived tradenames with a fair value of $14.3 million.
We incurred acquisition costs of $0.2 million, which is included in General and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2022. The 2022 California Businesses contributed revenue of $1.9 million and net income of $0.5 million from acquisition through December 31, 2022.
The 2021 acquisitions include twenty-one funeral homes and one cemetery in two states as part of two acquisitions (the "Ohio and California Businesses") for $94.8 million in cash. This amount includes the use of $6.1 million in IRS Section 1031 exchange funds.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.

FORM 10-K 81

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
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Gains on divestitures, net	$12,543	$10,923	$28,573
Impairment losses	(2,727)	(961)	(3,404)
Gains on divestitures and impairment charges, net	$9,816	$9,962	$25,169
82 Service Corporation International

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2023

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(In thousands)
Current Provision:
Reserve for credit losses:
Year Ended December 31, 2023	$6,186	$3,764	$(5,568)	$4,382
Year Ended December 31, 2022	$6,338	$6,579	$(6,731)	$6,186
Year Ended December 31, 2021	$6,031	$6,393	$(6,086)	$6,338
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2023	$3,602	$(510)	$(747)	$2,345
Year Ended December 31, 2022	$4,577	$(125)	$(850)	$3,602
Year Ended December 31, 2021	$6,902	$(117)	$(2,208)	$4,577
Preneed Receivables, Net:
Reserve for credit losses:
Year Ended December 31, 2023	$27,314	$7,991	$(2,830)	$32,475
Year Ended December 31, 2022	$20,727	$10,246	$(3,659)	$27,314
Year Ended December 31, 2021	$19,204	$5,086	$(3,563)	$20,727
Deferred Tax Valuation Allowance:
Year Ended December 31, 2023	$118,939	$(10,105)	$—	$108,834
Year Ended December 31, 2022	$120,739	$(1,800)	$—	$118,939
Year Ended December 31, 2021	$108,090	$12,649	$—	$120,739

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
84 Service Corporation International

PART II
Item 9B. Other Information
During the three months ended December 31 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2024 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,906,195	$45.44	3,470,575
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

3.5	—	Bylaws of the Company. (Incorporated by reference to Exhibit 3.4 to Form 8-K filed May 5, 2023).
4.1	—
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

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2019).
10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—	Third Amendment to Terminate the Retirement Plan for Non-Employee Directors.
10.5	—
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

FORM 10-K 87

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

10.17	—	Amendment Two to Supplemental Executive Retirement Plan for Senior Officers (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2022)
10.18	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.19	—
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
88 Service Corporation International

PART IV

Exhibit Number		Description
10.34	—
Credit Agreement, dated January 11, 2023, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2023).

21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	Incentive Award Recoupment Policy for Executive Officers.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SERVICE CORPORATION INTERNATIONAL
By:	/s/ LORI SPILDE
(Lori Spilde, Senior Vice President, General Counsel, and Secretary)
Dated: February 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS L. RYAN	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 13, 2024
(Thomas L. Ryan)
/s/ ERIC D. TANZBERGER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2024
(Eric D. Tanzberger)
/s/ TAMMY R. MOORE	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2024
(Tammy R. Moore)
/s/ MARCUS A. WATTS	Lead Independent Director	February 13, 2024
(Marcus A. Watts)
/s/ ANTHONY L. COELHO	Director	February 13, 2024
(Anthony L. Coelho)
/s/ ALAN R. BUCKWALTER, III	Director	February 13, 2024
(Alan R. Buckwalter, III)
/s/ JAKKI L. HAUSSLER	Director	February 13, 2024
(Jakki L. Haussler)
/s/ VICTOR L. LUND	Director	February 13, 2024
(Victor L. Lund)
/s/ ELLEN OCHOA	Director	February 13, 2024
(Ellen Ochoa)
/s/ C. PARK SHAPER	Director	February 13, 2024
(C. Park Shaper)
/s/ SARA MARTINEZ TUCKER	Director	February 13, 2024
(Sara Martinez Tucker)
/s/ W. BLAIR WALTRIP	Director	February 13, 2024
(W. Blair Waltrip)
90 Service Corporation International