Form 10-Q
period 2024-03-31
SERVICE CORP INTERNATIONAL
filed 2024-05-02
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of May 2, 2024 was 145,611,533 (net of treasury shares).

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
Non-Funeral Home Preneed Sales Revenue — Non-funeral home general agency revenue and merchandise and travel protection revenues, net, sold to a preneed customer and delivered before a death has occurred.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$516,883	$515,242
Service revenue	451,945	439,505
Other revenue	76,554	73,962
Total revenue	1,045,382	1,028,709
Costs of revenue
Cost of property and merchandise	(263,593)	(258,602)
Cost of service	(236,048)	(231,298)
Overhead and other expenses	(271,528)	(249,715)
Costs of revenue	(771,169)	(739,615)
Gross profit	274,213	289,094
Corporate general and administrative expenses	(41,325)	(44,160)
(Losses) gains on divestitures and impairment charges, net	(684)	691
Operating income	232,204	245,625
Interest expense	(64,352)	(53,916)
Losses on early extinguishment of debt	—	(1,060)
Other income, net	2,462	1,209
Income before income taxes	170,314	191,858
Provision for income taxes	(39,040)	(47,029)
Net income	131,274	144,829
Net income attributable to noncontrolling interests	27	(66)
Net income attributable to common stockholders	$131,301	$144,763
Basic earnings per share:
Net income attributable to common stockholders	$0.90	$0.95
Basic weighted average number of shares	146,266	153,125
Diluted earnings per share:
Net income attributable to common stockholders	$0.89	$0.93
Diluted weighted average number of shares	147,913	155,300
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands)
Net income	$131,274	$144,829
Other comprehensive income:
Foreign currency translation adjustments	(8,480)	298
Total comprehensive income	122,794	145,127
Total comprehensive income attributable to noncontrolling interests	30	(65)
Total comprehensive income attributable to common stockholders	$122,824	$145,062
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$205,595	$221,557
Receivables, net of reserves of $4,097 and $4,382, respectively	89,854	97,939
Inventories	35,126	33,597
Income tax receivable	86,674	122,183
Other	32,093	23,010
Total current assets	449,342	498,286
Preneed receivables, net of reserves of $34,394 and $32,475, respectively, and trust investments	6,430,825	6,191,912
Cemetery property	2,039,397	2,020,846
Property and equipment, net	2,480,096	2,480,099
Goodwill	1,992,032	1,977,186
Deferred charges and other assets, net of reserves of $2,350 and $2,345, respectively	1,268,970	1,247,830
Cemetery perpetual care trust investments	2,034,432	1,939,241
Total assets	$16,695,094	$16,355,400

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$662,711	$685,759
Current maturities of long-term debt	63,437	63,341
Total current liabilities	726,148	749,100
Long-term debt	4,613,200	4,649,155
Deferred revenue, net	1,713,650	1,703,509
Deferred tax liability	640,336	638,106
Other liabilities	470,180	464,935
Deferred receipts held in trust	4,909,180	4,670,884
Care trusts’ corpus	2,031,619	1,938,238
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 148,979,038 and 148,297,042 shares issued, respectively, and 146,299,031 and 146,323,340 shares outstanding, respectively	146,299	146,323
Capital in excess of par value	952,344	937,596
Retained earnings	475,545	432,454
Accumulated other comprehensive income	16,414	24,891
Total common stockholders’ equity	1,590,602	1,541,264
Noncontrolling interests	179	209
Total equity	1,590,781	1,541,473
Total liabilities and equity	$16,695,094	$16,355,400
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$131,274	$144,829
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	1,060
Depreciation and amortization	50,219	46,114
Amortization of intangibles	4,321	4,731
Amortization of cemetery property	21,713	20,338
Amortization of loan costs	1,752	1,697
Provision for expected credit losses	4,185	1,906
Provision for (benefit from) deferred income taxes	2,412	(492)
Losses (gains) on divestitures and impairment charges, net	684	(691)
Share-based compensation	3,926	4,478
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	6,043	8,329
Decrease (increase) in other assets	5,167	(17,421)
(Decrease) increase in payables and other liabilities	(10,446)	1,977
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(61,527)	(39,923)
Increase in deferred revenue, net	34,170	41,030
Increase in deferred receipts held in trust	26,230	1,610
Net cash provided by operating activities	220,123	219,572
Cash flows from investing activities:
Capital expenditures	(79,787)	(77,903)
Business acquisitions, net of cash acquired	(15,839)	(8,700)
Real estate acquisitions	(6,948)	(16,666)
Proceeds from divestitures and sales of property and equipment	8,508	9,741
Payments for Company-owned life insurance policies	(2,739)	(1,366)
Net cash used in investing activities	(96,805)	(94,894)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	115,000	408,383
Debt issuance costs	—	(7,471)
Scheduled payments of debt	(5,828)	(5,287)
Early payments and extinguishment of debt	(150,000)	(345,073)
Principal payments on finance leases	(9,019)	(8,537)
Proceeds from exercise of stock options	17,237	8,763
Purchase of Company common stock	(49,461)	(165,950)
Payments of dividends	(43,944)	(41,207)
Bank overdrafts and other	(7,973)	(6,729)
Net cash used in financing activities	(133,988)	(163,108)
Effect of foreign currency	(1,826)	20
Net decrease in cash, cash equivalents, and restricted cash	(12,496)	(38,410)
Cash, cash equivalents, and restricted cash at beginning of period	224,761	204,524
Cash, cash equivalents, and restricted cash at end of period	$212,265	$166,114
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income	—	—	—	131,301	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,944)	—	—	(43,944)
Employee share-based compensation earned	—	—	3,926	—	—	—	3,926
Stock option exercises	544	—	16,693	—	—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)	—	—	—	—
Purchase of Company common stock	—	(706)	(4,518)	(44,266)	—	—	(49,490)
Other	—	—	(1,215)	—	—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344	$475,545	$16,414	$179	$1,590,781
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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. Certain reclassifications have been made to prior period amounts to conform to the current period disclosure presentation with no effect on our consolidated net income or cash flows.

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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$205,595	$221,557
Restricted cash (1)
Included in Other current assets	3,839	370
Included in Deferred charges and other assets, net	2,831	2,834
Total restricted cash	6,670	3,204
Total cash, cash equivalents, and restricted cash	$212,265	$224,761
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$28,657	$18,985	$46,112	$197	$93,951
Reserve for credit losses	(1,447)	(2,075)	(454)	(121)	(4,097)
Receivables, net	$27,210	$16,910	$45,658	$76	$89,854

	December 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,572	$19,277	$47,297	$175	$102,321
Reserve for credit losses	(1,784)	(2,118)	(343)	(137)	(4,382)
Receivables, net	$33,788	$17,159	$46,954	$38	$97,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Notes receivable	$10,406	$10,294
Reserve for credit losses	(1,796)	(1,797)
Notes receivable, net	$8,610	$8,497

Long-term miscellaneous receivables	$8,034	$7,888
Reserve for credit losses	(554)	(548)
Long-term miscellaneous receivables, net	$7,480	$7,340

FORM 10-Q 11

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the three months ended March 31, 2024:

	December 31, 2023	(Provision) Benefit for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency and Other	March 31, 2024
	(In thousands)
Trade receivables:
Funeral	$(1,784)	$(895)	$1,727	$(537)	$42	$(1,447)
Cemetery	(2,118)	(265)	437	(130)	1	(2,075)
Total reserve for credit losses on trade receivables	$(3,902)	$(1,160)	$2,164	$(667)	$43	$(3,522)

Miscellaneous receivables:
Current	$(343)	$(111)	$—	$—	$—	$(454)
Long-term	(548)	(6)	—	—	—	(554)
Total reserve for credit losses on miscellaneous receivables	$(891)	$(117)	$—	$—	$—	$(1,008)

Notes receivable	$(1,934)	$16	$1	$—	$—	$(1,917)

At March 31, 2024, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$39,114	$5,585	$801	$511	$47	$54	$—	$46,112
Long-term	1,082	3,363	2,013	1,142	202	232	—	8,034
Total miscellaneous receivables	$40,196	$8,948	$2,814	$1,653	$249	$286	$—	$54,146

Notes receivable	$—	$—	$—	$—	$—	$4,661	$5,942	$10,603
At March 31, 2024, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$2,458	$1,992	$688	$5,138	$40,974	$46,112
Long-term	—	—	—	—	—	8,034	8,034
Total miscellaneous receivables	$—	$2,458	$1,992	$688	$5,138	$49,008	$54,146

Notes receivable	$—	$32	$1	$1,116	$1,149	$9,454	$10,603

12 Service Corporation International

PART I
Recently Issued Accounting Standards
Segments
In November 2023, the FASB amended the reportable segment guidance by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. This amendment is effective for our fiscal year ending December 31, 2024. We are currently assessing the impact of this guidance on our disclosures. Upon adoption, we will include the additional disclosures in our financial statements and related notes.
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is also permitted. We are currently assessing the impact of this guidance on our disclosures. Upon adoption, we will include the additional disclosures in our financial statements and related notes.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Preneed receivables, net	$1,513,458	$1,513,933

Trust investments, at market	6,719,664	6,394,796
Insurance-backed fixed income securities and other	232,135	222,424
Trust investments	6,951,799	6,617,220
Less: Cemetery perpetual care trust investments	(2,034,432)	(1,939,241)
Preneed trust investments	4,917,367	4,677,979

Preneed receivables, net and trust investments	$6,430,825	$6,191,912

FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	March 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$189,783	$1,374,763	$1,564,546
Unearned finance charges	(10,239)	(6,455)	(16,694)
Preneed receivables, at amortized cost	179,544	1,368,308	1,547,852
Reserve for credit losses	(17,852)	(16,542)	(34,394)
Preneed receivables, net	$161,692	$1,351,766	$1,513,458

	December 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,514	$1,371,804	$1,562,318
Unearned finance charges	(10,100)	(5,810)	(15,910)
Preneed receivables, at amortized cost	180,414	1,365,994	1,546,408
Reserve for credit losses	(17,026)	(15,449)	(32,475)
Preneed receivables, net	$163,388	$1,350,545	$1,513,933

At March 31, 2024, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$21,075	$66,928	$41,887	$20,954	$9,712	$18,988	$179,544
Cemetery	140,995	508,951	356,583	206,946	102,217	52,616	1,368,308
Total preneed receivables, at amortized cost	$162,070	$575,879	$398,470	$227,900	$111,929	$71,604	$1,547,852

At March 31, 2024, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$6,910	$3,455	$2,619	$27,799	$40,783	$138,761	$179,544
Cemetery	34,438	28,523	9,147	5,360	77,468	1,290,840	1,368,308
Total preneed receivables, at amortized cost	$41,348	$31,978	$11,766	$33,159	$118,251	$1,429,601	$1,547,852
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2024:

	December 31, 2023	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	March 31, 2024
	(In thousands)
Funeral	$(17,026)	$(1,622)	$779	$17	$(17,852)
Cemetery	(15,449)	(1,302)	201	8	(16,542)
Total reserve for credit losses on preneed receivables	$(32,475)	$(2,924)	$980	$25	$(34,394)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2024	2023
	(In thousands)
Deposits	$156,119	$137,245
Withdrawals	$130,607	$124,245
Purchases of securities	$341,998	$607,476
Sales of securities	$334,719	$630,740
Realized gains from sales of securities(1)	$105,445	$82,330
Realized losses from sales of securities(1)	$(31,815)	$(49,910)
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

		March 31, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$42,605	$90	$(1,285)	$41,410
Canadian government	2	31,337	—	—	31,337
Corporate	2	10,808	105	(16)	10,897
Residential mortgage-backed	2	5,269	23	(95)	5,197
Asset-backed	2	286	—	(47)	239
Equity securities:
Preferred stock	2	420	—	(72)	348
Common stock:
United States	1	1,725,582	646,399	(57,808)	2,314,173
Canada	1	41,553	20,424	(866)	61,111
Other international	1	122,152	35,834	(10,413)	147,573
Mutual funds:
Equity	1	892,823	149,405	(5,188)	1,037,040
Fixed income	1	1,043,839	4,753	(114,631)	933,961
Trust investments, at fair value		3,916,674	857,033	(190,421)	4,583,286
Commingled funds
Fixed income		823,946	1,692	(66,005)	759,633
Equity		336,779	90,667	(208)	427,238
Money market funds		369,276	—	—	369,276
Alternative investments		429,754	159,323	(8,846)	580,231
Trust investments, at net asset value		1,959,755	251,682	(75,059)	2,136,378
Trust investments, at market		$5,876,429	$1,108,715	$(265,480)	$6,719,664
16 Service Corporation International

PART I

		December 31, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,645	$145	$(1,376)	$44,414
Canadian government	2	31,896	—	—	31,896
Corporate	2	10,642	138	(17)	10,763
Residential mortgage-backed	2	5,452	29	(104)	5,377
Asset-backed	2	291	—	(51)	240
Equity securities:
Preferred stock	2	417	—	(97)	320
Common stock:
United States	1	1,744,919	478,226	(78,630)	2,144,515
Canada	1	42,721	20,251	(676)	62,296
Other international	1	108,106	19,580	(11,088)	116,598
Mutual funds:
Equity	1	876,620	118,476	(9,540)	985,556
Fixed income	1	998,767	5,727	(109,231)	895,263
Trust investments, at fair value		3,865,476	642,572	(210,810)	4,297,238
Commingled funds
Fixed income		827,600	2,432	(63,021)	767,011
Equity		337,500	71,819	(642)	408,677
Money market funds		346,672	—	—	346,672
Alternative investments		412,482	169,825	(7,109)	575,198
Trust investments, at net asset value		1,924,254	244,076	(70,772)	2,097,558
Trust investments, at market		$5,789,730	$886,648	$(281,582)	$6,394,796
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
Maturity dates of our fixed income securities range from 2024 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at March 31, 2024 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$53,339
Due in one to five years	29,654
Due in five to ten years	6,003
Thereafter	84
Total estimated maturities of fixed income securities	$89,080

Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $42.7 million and $36.0 million for the three months ended March 31, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $23.3 million and $22.0 million for the three months ended March 31, 2024 and 2023, respectively.
FORM 10-Q 17

PART I
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$2,690,118	$2,649,397
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(976,468)	(945,888)
Deferred revenue, net	$1,713,650	$1,703,509
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2024	2023
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,374,393	$5,787,548
Net preneed contract sales	367,166	364,463
Acquisitions (dispositions) of businesses, net	7,678	2,904
Net investment gains (losses)(1)	208,719	178,220
Recognized revenue from backlog(2)	(172,580)	(180,172)
Recognized revenue from current period sales	(130,146)	(137,324)
Change in amounts due on unfulfilled performance obligations	(27,954)	(22,519)
Change in cancellation reserve	(83)	26
Effect of foreign currency and other	(4,363)	(832)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,622,830	$5,992,314
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance.
18 Service Corporation International

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 22.9% and 24.5% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily due to an increase in excess tax benefits recognized on the settlement of employee share-based awards, which decreased tax expense during the quarter. The effective tax rate for the three months ended March 31, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Unrecognized Tax Benefits
As of March 31, 2024, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was approximately $1.0 million.
The federal statutes of limitation have expired for all tax years prior to 2020, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until September 2024. Various state jurisdictions are auditing years 2013 through 2021. There are currently no federal or provincial audits in Canada; however, years subsequent to 2018 remain open and could be subject to examination. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	March 31, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$137,424	$137,424
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due January 2028	653,906	658,125
Bank Credit Facility due January 2028	755,000	790,000
Obligations under finance leases	135,631	132,039
Mortgage notes and other debt, maturities through 2050	79,067	80,696
Unamortized debt issuance costs	(34,391)	(35,788)
Total debt	4,676,637	4,712,496
Less: Current maturities of long-term debt	(63,437)	(63,341)
Total long-term debt	$4,613,200	$4,649,155
Current maturities of debt at March 31, 2024 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately, 69% of our total debt had a fixed interest rate at March 31, 2024 and December 31, 2023, respectively.
The components of our interest rate are as follows:

	March 31, 2024	December 31, 2023
Fixed Debt	4.36%	4.35%
Floating Debt	7.41%	7.44%
Total Debt	5.29%	5.29%
During the three months ended March 31, 2024 and 2023, we paid $43.8 million and $29.6 million in cash interest, respectively.
FORM 10-Q 19

PART I
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of March 31, 2024, we were in compliance with all of our debt covenants. We have $39.0 million of letters of credit outstanding and pay a quarterly fee on the unused commitment of 0.20% at March 31, 2024. As of March 31, 2024, we had $706.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 7.43% and 7.46% at March 31, 2024 and December 31, 2023, respectively.

Debt Issuances and Additions
During the three months ended March 31, 2024, we drew $115.0 million on our Bank Credit Facility due January 2028 for general corporate purposes.
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
•$10.0 million on our Bank Credit Facility due May 2024; and
•$5.0 million in other debt.
Net proceeds from newly issued debt during the three months ended March 31, 2023 were used to pay off our Bank Credit Facility due May 2024 and Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
Debt Extinguishments and Reductions
During the three months ended March 31, 2024, we made aggregate debt payments of $155.8 million for scheduled and early debt extinguishment payments including:
•$150.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$4.2 million in aggregate principal of our Term Loan due January 2028;
•$1.6 million in other debt.
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
•$0.4 million of premiums paid on early extinguishment of debt; and
•$1.2 million in other debt.
Certain of the above transactions resulted in loss of $1.1 million recorded in Losses on early extinguishment of debt in our Consolidated Statement of Operations for the three months ended March 31, 2023.
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
20 Service Corporation International

PART I
The fair value of our debt instruments was as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$142,964	$142,749
4.625% Senior Notes due December 2027	529,144	532,125
5.125% Senior Notes due June 2029	726,060	732,173
3.375% Senior Notes due August 2030	731,527	739,500
4.0% Senior Notes due May 2031	704,752	711,336
Term Loan due January 2028	653,906	658,125
Bank Credit Facility due January 2028	755,000	790,000
Mortgage notes and other debt, maturities through 2050	77,583	79,426
Total fair value of debt instruments	$4,320,936	$4,385,434
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2024, we repurchased 706,305 shares of common stock at an aggregate cost of $49.5 million, which is an average cost per share of $70.08. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $479.0 million at March 31, 2024.
Subsequent to March 31, 2024, we repurchased 687,168 shares for $48.7 million at an average cost per share of $70.91. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $430.3 million.
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

	Three months ended March 31,
	2024	2023
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$315,377	$313,240
Matured preneed revenue	190,148	185,709
Core funeral revenue	505,525	498,949
Non-funeral home revenue	23,683	21,209
Non-funeral home preneed sales revenue	29,075	41,242
Core general agency and other revenue	46,450	48,309
Total funeral revenue	604,733	609,709
Cemetery revenue:
Atneed revenue	109,728	110,274
Recognized preneed property revenue	199,726	191,729
Recognized preneed merchandise and services revenue	98,280	86,160
Core cemetery revenue	407,734	388,163
Other revenue	32,915	30,837
Total cemetery revenue	440,649	419,000
Total revenue from customers	$1,045,382	$1,028,709
Gross profit:
Funeral gross profit	$131,874	$149,466
Cemetery gross profit	142,339	139,628
Gross profit from reportable segments	274,213	289,094
Corporate general and administrative expenses	(41,325)	(44,160)
(Losses) gains on divestitures and impairment charges, net	(684)	691
Operating income	232,204	245,625
Interest expense	(64,352)	(53,916)
Losses on early extinguishment of debt	—	(1,060)
Other income, net	2,462	1,209
Income before income taxes	$170,314	$191,858
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2024	$988,456	$56,926	$1,045,382
2023	$971,509	$57,200	$1,028,709
22 Service Corporation International

PART I
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2024 and December 31, 2023, we had self-insurance reserves of $106.2 million and $103.3 million, respectively.
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
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. The parties have reached a settlement of the lawsuit that includes civil penalties of $23 million and provides certain preneed contract consumers the right to receive refunds. The proposed settlement will become final and effective following the entry of judgment by the court, and we maintain a reserve that we believe is sufficient to cover all costs related to the settlement. The proposed settlement represents a compromise of contested claims and does not contain any admission of wrongdoing or fault on the part of the Company, its board of directors or executive officers in the action settlement.
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
FORM 10-Q 23

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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$131,301	$144,763
Weighted average shares:
Weighted average shares — basic	146,266	153,125
Stock options	1,584	2,104
Restricted share units	63	71
Weighted average shares — diluted	147,913	155,300
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.90	$0.95
Diluted	$0.89	$0.93
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2024	2023
	(In thousands)
Antidilutive options	569	186
24 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2024, we operated 1,485 funeral service locations and 490 cemeteries (including 306 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 600,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $15.2 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2024. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $220.1 million in the first three months of 2024. As of March 31, 2024, we had $706.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at March 31, 2024. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of March 31, 2024 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.59
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
FORM 10-Q 25

PART I
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
Return Excess Cash to Shareholders. Absent strategic acquisition or other higher return opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.30 per common share in 2024. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenant, and final determination by our Board of Directors each quarter upon review of our financial performance.
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
Operating Activities
Net cash provided by operating activities was $220.1 million and $219.6 million for the for the three months ended March 31, 2024 and 2023, respectively.
The $0.5 million increase in operating cash flows from 2023 comprises:
•a $17.7 million increase in cash receipts from customers,
•a $12.7 million decrease in employee compensation payments,
•a $3.7 million decrease in cash tax payments, and
•a $3.5 million increase in General Agency (GA) commission and other receipts, partially offset by
•a $14.2 million increase in cash interest payments,
•a $12.5 million increase in net trust deposits, and
•a $10.4 million increase in vendor and other payments.
Investing Activities
Cash flows from investing activities used $96.8 million and $94.9 million for the three months ended March 31, 2024 and 2023, respectively. The $1.9 million increased outflow in 2024 over 2023 is primarily due to the following:
•a $7.1 million increase in cash spent on business acquisitions,
•a $1.9 million increase in total capital expenditures which comprises:
•a $1.5 million increase in expenditures for growth capital expenditures/construction of new funeral service locations, and
•$0.4 million increase in maintenance capital expenditures:
•a $5.7 million increase in expenditures for cemetery property development,
•a $2.1 million increase in expenditures for capital improvements at existing field locations, and
•a $7.4 million decrease in expenditures for digital investments and corporate.
•a $1.4 million increase in net repayments for Company-owned life insurance policies,
•a $1.2 million decrease in cash receipts from divestitures and asset sales, partially offset by
•a $9.7 million decrease in cash spent on real estate acquisitions.

26 Service Corporation International

PART I
Financing Activities
Financing activities used $134.0 million for the three months ended March 31, 2024 compared to using $163.1 million for the same period in 2023. The $29.1 million decreased outflow from 2024 over 2023 is primarily due to the following:
•a $116.5 million decrease in purchase of Company common stock, and
•a $8.5 million increase in proceeds from exercises of stock options, partially offset by
•a $91.9 million increase in debt repayments, net of proceeds,
•a $2.7 million increase in payments of dividends, and
•a $1.3 million change in bank overdrafts and other.
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

	March 31, 2024	December 31, 2023
	(In millions)
Preneed funeral	$65.2	$67.8
Preneed cemetery:
Merchandise and services	140.7	141.3
Pre-construction	53.6	54.6
Bonds supporting preneed funeral and cemetery obligations	259.5	263.7
Bonds supporting preneed business permits	7.7	7.6
Other bonds	26.2	25.4
Total surety bonds outstanding	$293.4	$296.7
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

FORM 10-Q 27

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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended March 31,
	2024	2023
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$177.2	$180.2
Sales production (number of contracts) (1)	28,448	29,211
General agency revenue	$49.8	$46.5
Maturities	$108.4	$104.8
Maturities (number of contracts)	17,256	17,055
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
Trust-Funded Preneed Contracts
The funds collected from customers, and required by state or provincial law, are deposited into trusts. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs. Although this represents cash flow to us, the associated revenues are deferred until the merchandise is delivered or services are performed (typically at maturity). The funds in trust are then invested by professional money managers with oversight by independent trustees in accordance with state and provincial laws.
28 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2024	2023
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$138.9	$142.1
Sales production (number of contracts)	34,132	35,212
Maturities	$96.6	$93.5
Maturities (number of contracts)	22,248	22,416
Cemetery:
Sales production:
Preneed	$330.8	$305.7
Atneed	108.0	110.8
Total sales production	$438.8	$416.5
Sales production deferred to backlog:
Preneed	$158.5	$158.0
Atneed	78.5	78.1
Total sales production deferred to backlog	$237.0	$236.1
Revenue recognized from backlog:
Preneed	$105.0	$113.1
Atneed	78.6	77.1
Total revenue recognized from backlog	$183.6	$190.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at March 31, 2024 and December 31, 2023. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2024 and December 31, 2023. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 29

PART I

	March 31, 2024		December 31, 2023
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.71	$1.71	$1.70	$1.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.97	0.97	0.95	0.95
Deferred receipts held in trust	4.91	4.25	4.67	4.18
Allowance for cancellation on trust investments	(0.28)	(0.24)	(0.26)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.31	6.69	7.06	6.59
Backlog of insurance-funded revenue (1)	7.90	7.90	7.78	7.78
Total backlog of deferred revenue	$15.21	$14.59	$14.84	$14.37

Preneed receivables, net and trust investments	$6.43	$5.77	$6.19	$5.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.97	0.97	0.95	0.95
Allowance for cancellation on trust investments	(0.28)	(0.24)	(0.26)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.12	6.50	6.88	6.41
Insurance policies associated with insurance-funded deferred revenue (1)	7.90	7.90	7.78	7.78
Total assets associated with backlog of preneed revenue	$15.02	$14.40	$14.66	$14.19
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2024, the difference between the backlog and asset market amounts represents $0.18 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.33 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets partially offset by $1.51 billion in amounts due on delivered property and merchandise. As of March 31, 2024, the fair value of the total backlog comprised $4.38 billion related to cemetery contracts and $10.83 billion related to funeral contracts. As of March 31, 2024, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.40 billion related to cemetery contracts and $2.72 billion related to funeral contracts. As of March 31, 2024, the backlog of insurance-funded contracts of $7.90 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
As of March 31, 2024, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2024, the largest single equity position represented approximately 1% of the total securities portfolio.
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
FORM 10-Q 31

PART I
Trust Performance
During the three months ended March 31, 2024, the Standard and Poor’s 500 Index increased 10.6% and the Bloomberg’s US Aggregate Bond Index decreased 0.8%. This compares to SCI trusts that increased 5.6% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 60% equities, 26% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $42.7 million and $36.0 million for the three months ended March 31, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $23.3 million and $22.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced during 2023.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2024 and 2023
Management Summary
In the first three months of 2024, we reported consolidated net income attributable to common stockholders of $131.3 million ($0.89 per diluted share) compared to net income attributable to common stockholders for the same period in 2023 of $144.8 million ($0.93 per diluted share). These results were impacted by certain items including:

	Three months ended March 31,
	2024	2023
	(In millions)
Pre-tax (losses) gains on divestitures and impairment charges, net	$(0.7)	$0.7
Pre-tax losses on early extinguishment of debt	$—	$(1.1)
Tax effect from significant items	$0.1	$0.1
Change in uncertain tax reserves and other	$—	$0.2
In addition to the above items, the decrease from the prior year was expected, as higher cemetery gross profit, a lower share count, and a lower tax rate was slightly overcome by lower funeral gross profit as well as higher interest expense.
32 Service Corporation International

PART I
Funeral Results

	Three months ended March 31,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$604.7	$609.7
Less: revenue associated with acquisitions/new construction	4.8	0.5
Less: revenue associated with divestitures	0.5	1.3
Comparable(1) funeral revenue	599.4	607.9
Less: non-funeral home preneed sales revenue	28.9	41.2
Less: core general agency and other revenue	46.0	47.9
Adjusted comparable funeral revenue	$524.5	$518.8
Comparable services performed	93,341	96,051
Comparable average revenue per service(2)	$5,619	$5,401

Consolidated funeral gross profit	$131.9	$149.5
Less: gross profit associated with acquisitions/new construction	0.4	—
Less: gross profit associated with divestitures	0.3	—
Comparable(1) funeral gross profit	$131.2	$149.5
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending March 31, 2024.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $604.7 million for the three months ended March 31, 2024, compared to $609.7 million for the same period in 2023. This $5.0 million decrease is primarily attributable to a $8.5 million decrease in comparable revenue as described below and offset by $4.3 million of growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $599.4 million for the three months ended March 31, 2024 compared to $607.9 million for the same period in 2023. The $8.5 million decrease was due to a $12.3 million decrease in non-funeral home preneed sales revenue slightly offset by an increase of $3.7 million in core funeral revenue. Core revenue increased by $3.7 million primarily due to a 3.9% increase in core average revenue partially offset by a 3.0% decrease in core funeral services performed. The core cremation rate increased 70 basis points to 56.6%.
Non-funeral home preneed sales revenue decreased by $12.3 million primarily due to operational changes in certain markets with respect to timing of merchandise deliveries. This decrease is partially offset by an increase in general agency revenue as we continue to shift from trust-funded to insurance-funded contracts.
Funeral Gross Profit
Consolidated funeral gross profit decreased $17.6 million, or 11.8%, in the first three months of 2024 compared to 2023. This decrease is primarily attributable to the $18.3 million, or 12.2%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $18.3 million to $131.2 million and the comparable gross profit percentage decreased from 24.6% to 21.9%. This decrease is primarily due to the decline in revenue mentioned above and an increase in annual incentive compensation costs over the prior year quarter.
FORM 10-Q 33

PART I
Cemetery Results

	Three months ended March 31,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$440.6	$419.0
Less: revenue associated with acquisitions/new construction	0.9	—
Less: revenue associated with divestitures	(0.1)	0.3
Comparable(1) cemetery revenue	$439.8	$418.7

Consolidated cemetery gross profit	$142.3	$139.6
Less: gross losses associated with acquisitions/new construction	(0.1)	(0.2)
Less: gross losses associated with divestitures	(0.1)	(0.1)
Comparable(1) cemetery gross profit	$142.5	$139.9
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending March 31, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $21.6 million, or 5.2%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $21.1 million, or 5.0%, increase in comparable cemetery revenue and a $0.9 million increase in revenue contributed by newly constructed and acquired properties.
The $21.1 million, or 5.0%, increase in comparable cemetery revenue was primarily attributable to a $18.9 million increase in comparable cemetery core revenue. This increase was primarily a result of a $19.5 million increase in total recognized preneed revenue, which benefited from growth in comparable preneed sales production of $23.8 million, or 7.8%, that more than offset a modest decline in atneed revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $2.7 million for the three months ended March 31, 2024 compared to the same period in 2023, which is primarily attributable to the increase in comparable cemetery gross profit of $2.6 million. Comparable cemetery gross profit increased from $139.9 million to $142.5 million, and the gross profit percentage decreased from 33.4% to 32.4% primarily due to an increase in annual incentive compensation costs over the prior year quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $2.8 million to $41.3 million for the three months ended March 31, 2024. The decrease was primarily related to prior year accelerated compensation expenses upon the retirement of certain executives and the timing of lower long-term incentive compensation costs versus the prior year quarter.
Interest Expense
Interest expense increased $10.4 million to $64.4 million for the three months ended March 31, 2024 primarily due to higher interest and a higher balance on our floating rate debt. During the three months ended March 31, 2024, our floating rate debt carried a weighted average rate of 7.4%, which is more than 140 basis points higher than the weighted average rate for our floating rate debt in the first quarter of 2023.
Provision for Income Taxes
Our effective tax rate was 22.9% and 24.5% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily due to an increase in excess tax benefits recognized on the settlement of employee share-based awards, which decreased tax expense during the quarter. The effective tax rate for the three months ended March 31, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 147.9 million for the three months ended March 31, 2024 compared to 155.3 million for the same period in 2023. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
34 Service Corporation International

PART I
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2023 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
FORM 10-Q 35

PART I
•Our level of indebtedness could adversely affect our cash flows, our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and may prevent us from fulfilling our obligations under our indebtedness.
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
•The continuing upward trend in life expectancy and the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.
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
•Changes in taxation, or the interpretation of tax laws or regulations, as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2023 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us whether as a result of new information, future events, or otherwise.
36 Service Corporation International

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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2024 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2024 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q 37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2024 — January 31, 2024 (1)	219,543	$67.88	187,317	$512,248,221
February 1, 2024 — February 29, 2024	236,241	$68.82	236,241	$495,990,885
March 1, 2024 — March 31, 2024 (2)	250,521	$73.16	232,335	$478,994,083
	706,305		655,893
(1) 32,226 shares were purchased in January 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 18,186 shares were purchased in March 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1	—	Form of Performance Unit Grant Award Agreement.
10.35	—	Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Elisabeth G. Nash.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q 39

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2024	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
40 Service Corporation International