Form 10-Q
period 2024-06-30
SERVICE CORP INTERNATIONAL
filed 2024-08-01
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of August 1, 2024 was 144,403,502 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$528,013	$532,857	$1,044,896	$1,048,099
Service revenue	421,017	409,943	872,962	849,448
Other revenue	84,986	70,614	161,540	144,576
Total revenue	1,034,016	1,013,414	2,079,398	2,042,123
Costs of revenue
Cost of property and merchandise	(271,415)	(273,299)	(535,008)	(531,901)
Cost of service	(237,609)	(229,734)	(473,657)	(461,032)
Overhead and other expenses	(267,077)	(248,913)	(538,605)	(498,628)
Costs of revenue	(776,101)	(751,946)	(1,547,270)	(1,491,561)
Gross profit	257,915	261,468	532,128	550,562
Corporate general and administrative expenses	(38,998)	(34,921)	(80,323)	(79,081)
Gains on divestitures and impairment charges, net	1,924	6,954	1,240	7,645
Operating income	220,841	233,501	453,045	479,126
Interest expense	(64,384)	(59,476)	(128,736)	(113,392)
Losses on early extinguishment of debt	—	(54)	—	(1,114)
Other income, net	1,725	1,310	4,187	2,519
Income before income taxes	158,182	175,281	328,496	367,139
Provision for income taxes	(39,962)	(42,929)	(79,002)	(89,958)
Net income	118,220	132,352	249,494	277,181
Net income attributable to noncontrolling interests	(54)	(164)	(27)	(230)
Net income attributable to common stockholders	$118,166	$132,188	$249,467	$276,951
Basic earnings per share:
Net income attributable to common stockholders	$0.81	$0.87	$1.71	$1.82
Basic weighted average number of shares	145,297	151,233	145,782	152,174
Diluted earnings per share:
Net income attributable to common stockholders	$0.81	$0.86	$1.69	$1.80
Diluted weighted average number of shares	146,784	153,132	147,348	154,207
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$118,220	$132,352	$249,494	$277,181
Other comprehensive income:
Foreign currency translation adjustments	(3,917)	7,785	(12,397)	8,083
Total comprehensive income	114,303	140,137	237,097	285,264
Total comprehensive income attributable to noncontrolling interests	(53)	(165)	(23)	(230)
Total comprehensive income attributable to common stockholders	$114,250	$139,972	$237,074	$285,034
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$184,431	$221,557
Receivables, net of reserves of $4,168 and $4,382, respectively	87,073	97,939
Inventories	33,402	33,597
Income tax receivable	72,886	122,183
Other	32,814	23,010
Total current assets	410,606	498,286
Preneed receivables, net of reserves of $35,914 and $32,475, respectively, and trust investments	6,470,228	6,191,912
Cemetery property	2,066,038	2,020,846
Property and equipment, net	2,497,141	2,480,099
Goodwill	2,007,695	1,977,186
Deferred charges and other assets, net of reserves of $2,395 and $2,345, respectively	1,289,452	1,247,830
Cemetery perpetual care trust investments	2,039,659	1,939,241
Total assets	$16,780,819	$16,355,400

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$656,710	$685,759
Current maturities of long-term debt	85,982	63,341
Total current liabilities	742,692	749,100
Long-term debt	4,688,655	4,649,155
Deferred revenue, net	1,711,981	1,703,509
Deferred tax liability	645,585	638,106
Other liabilities	480,849	464,935
Deferred receipts held in trust	4,939,678	4,670,884
Care trusts’ corpus	2,031,689	1,938,238
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 149,017,073 and 148,297,042 shares issued, respectively, and 144,537,780 and 146,323,340 shares outstanding, respectively	144,538	146,323
Capital in excess of par value	945,646	937,596
Retained earnings	436,896	432,454
Accumulated other comprehensive income	12,498	24,891
Total common stockholders’ equity	1,539,578	1,541,264
Noncontrolling interests	112	209
Total equity	1,539,690	1,541,473
Total liabilities and equity	$16,780,819	$16,355,400
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$249,494	$277,181
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	1,114
Depreciation and amortization	101,856	92,758
Amortization of intangibles	8,627	9,356
Amortization of cemetery property	46,336	48,036
Amortization of loan costs	3,519	3,408
Provision for expected credit losses	7,644	3,389
Provision for deferred income taxes	7,553	8,410
Gains on divestitures and impairment charges, net	(1,240)	(7,645)
Share-based compensation	7,966	8,149
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	7,296	11,112
Decrease (increase) in other assets	15,969	(36,303)
Decrease in payables and other liabilities	(15,484)	(31,266)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(124,609)	(114,106)
Increase in deferred revenue, net	53,342	82,457
Increase in deferred receipts held in trust	48,731	7,593
Net cash provided by operating activities	417,000	363,643
Cash flows from investing activities:
Capital expenditures	(175,878)	(177,007)
Business acquisitions, net of cash acquired	(38,490)	(39,424)
Real estate acquisitions	(22,151)	(17,434)
Proceeds from divestitures and sales of property and equipment	11,339	20,547
Payments for Company-owned life insurance policies	(2,831)	(7,898)
Proceeds from Company-owned life insurance policies and other	2,000	10,119
Other investing activities	(9,814)	—
Net cash used in investing activities	(235,825)	(211,097)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	296,137	573,433
Debt issuance costs	—	(7,471)
Scheduled payments of debt	(11,665)	(10,573)
Early payments and extinguishment of debt	(225,000)	(385,973)
Principal payments on finance leases	(18,213)	(17,126)
Proceeds from exercise of stock options	17,859	14,564
Purchase of Company common stock	(176,417)	(252,116)
Payments of dividends	(87,328)	(81,987)
Bank overdrafts and other	(10,536)	(14,350)
Net cash used in financing activities	(215,163)	(181,599)
Effect of foreign currency	(2,665)	1,330
Net decrease in cash, cash equivalents, and restricted cash	(36,653)	(27,723)
Cash, cash equivalents, and restricted cash at beginning of period	224,761	204,524
Cash, cash equivalents, and restricted cash at end of period	$188,108	$176,801
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901
Comprehensive income (loss)	—	—	—	132,188	7,784	165	140,137
Dividends declared on common stock ($0.27 per share)	—	—	—	(40,780)	—	—	(40,780)
Employee share-based compensation earned	—	—	3,671	—	—	—	3,671
Stock option exercises	232	—	5,569	—	—	—	5,801
Purchase of Company common stock	—	(1,260)	(8,603)	(76,996)	—	—	(86,859)
Noncontrolling interest payments	—	—	—	—	—	(101)	(101)
Other	24	—	1,597	—	—	—	1,621
Balance at June 30, 2023	$156,775	$(5,840)	$955,602	$513,979	$24,621	$254	$1,645,391

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income	—	—	—	131,301	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,944)	—	—	(43,944)
Employee share-based compensation earned	—	—	3,926	—	—	—	3,926
Stock option exercises	544	—	16,693	—	—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)	—	—	—	—
Purchase of Company common stock	—	(706)	(4,518)	(44,266)	—	—	(49,490)
Other	—	—	(1,215)	—	—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344	$475,545	$16,414	$179	$1,590,781
Comprehensive income	—	—	—	118,166	(3,916)	53	114,303
Dividends declared on common stock $0.30 per share)	—	—	—	(43,384)	—	—	(43,384)
Employee share-based compensation earned	—	—	4,040	—	—	—	4,040
Stock option exercises	14	—	608	—	—	—	622
Purchase of Company common stock	—	(1,799)	(12,942)	(113,431)	—	—	(128,172)
Noncontrolling interest payments	—	—	—	—	—	(120)	(120)
Other	24	—	1,596	—	—	—	1,620
Balance at June 30, 2024	$149,018	$(4,480)	$945,646	$436,896	$12,498	$112	$1,539,690
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$184,431	$221,557
Restricted cash (1)
Included in Other current assets	846	370
Included in Deferred charges and other assets, net	2,831	2,834
Total restricted cash	3,677	3,204
Total cash, cash equivalents, and restricted cash	$188,108	$224,761
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$27,228	$18,275	$45,539	$199	$91,241
Reserve for credit losses	(1,461)	(2,107)	(486)	(114)	(4,168)
Receivables, net	$25,767	$16,168	$45,053	$85	$87,073

	December 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,572	$19,277	$47,297	$175	$102,321
Reserve for credit losses	(1,784)	(2,118)	(343)	(137)	(4,382)
Receivables, net	$33,788	$17,159	$46,954	$38	$97,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Notes receivable	$11,329	$10,294
Reserve for credit losses	(1,796)	(1,797)
Notes receivable, net	$9,533	$8,497

Long-term miscellaneous receivables	$8,652	$7,888
Reserve for credit losses	(599)	(548)
Long-term miscellaneous receivables, net	$8,053	$7,340

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the six months ended June 30, 2024:

	December 31, 2023	(Provision) Benefit for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency and Other	June 30, 2024
	(In thousands)
Trade receivables:
Funeral	$(1,784)	$(2,018)	$3,268	$(1,004)	$77	$(1,461)
Cemetery	(2,118)	(366)	703	(326)	—	(2,107)
Total reserve for credit losses on trade receivables	$(3,902)	$(2,384)	$3,971	$(1,330)	$77	$(3,568)

Miscellaneous receivables:
Current	$(343)	$(143)	$—	$—	$—	$(486)
Long-term	(548)	(51)	—	—	—	(599)
Total reserve for credit losses on miscellaneous receivables	$(891)	$(194)	$—	$—	$—	$(1,085)

Notes receivable	$(1,934)	$22	$2	$—	$—	$(1,910)

At June 30, 2024, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$41,405	$2,851	$761	$466	$27	$29	$—	$45,539
Long-term	2,364	3,230	1,860	953	118	127	—	8,652
Total miscellaneous receivables	$43,769	$6,081	$2,621	$1,419	$145	$156	$—	$54,191

Notes receivable	$—	$—	$—	$—	$—	$4,598	$6,930	$11,528

At June 30, 2024, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$36	$28	$2,681	$2,745	$42,794	$45,539
Long-term	—	—	—	—	—	8,652	8,652
Total miscellaneous receivables	$—	$36	$28	$2,681	$2,745	$51,446	$54,191

Notes receivable	$—	$32	$—	$1,116	$1,148	$10,380	$11,528

FORM 10-Q 13

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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Preneed receivables, net	$1,526,962	$1,513,933

Trust investments, at market	6,745,118	6,394,796
Insurance-backed fixed income securities and other	237,807	222,424
Trust investments	6,982,925	6,617,220
Less: Cemetery perpetual care trust investments	(2,039,659)	(1,939,241)
Preneed trust investments	4,943,266	4,677,979

Preneed receivables, net and trust investments	$6,470,228	$6,191,912

14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	June 30, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,283	$1,390,965	$1,581,248
Unearned finance charges	(10,445)	(7,927)	(18,372)
Preneed receivables, at amortized cost	179,838	1,383,038	1,562,876
Reserve for credit losses	(18,781)	(17,133)	(35,914)
Preneed receivables, net	$161,057	$1,365,905	$1,526,962

	December 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,514	$1,371,804	$1,562,318
Unearned finance charges	(10,100)	(5,810)	(15,910)
Preneed receivables, at amortized cost	180,414	1,365,994	1,546,408
Reserve for credit losses	(17,026)	(15,449)	(32,475)
Preneed receivables, net	$163,388	$1,350,545	$1,513,933

At June 30, 2024, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$38,850	$60,243	$37,051	$17,827	$8,613	$17,254	$179,838
Cemetery	285,460	467,467	321,327	180,408	86,230	42,146	1,383,038
Total preneed receivables, at amortized cost	$324,310	$527,710	$358,378	$198,235	$94,843	$59,400	$1,562,876

At June 30, 2024, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$6,002	$3,972	$2,334	$28,618	$40,926	$138,912	$179,838
Cemetery	41,888	37,518	9,637	6,918	95,961	1,287,077	1,383,038
Total preneed receivables, at amortized cost	$47,890	$41,490	$11,971	$35,536	$136,887	$1,425,989	$1,562,876
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2024:

	December 31, 2023	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	June 30, 2024
	(In thousands)
Funeral	$(17,026)	$(3,061)	$1,264	$42	$(18,781)
Cemetery	(15,449)	(2,027)	333	10	(17,133)
Total reserve for credit losses on preneed receivables	$(32,475)	$(5,088)	$1,597	$52	$(35,914)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Deposits	$159,741	$153,817	$315,860	$291,062
Withdrawals	$139,587	$144,550	$270,194	$268,795
Purchases of securities	$740,525	$536,674	$1,082,592	$1,144,462
Sales of securities	$724,333	$537,531	$1,059,059	$1,167,889
Realized gains from sales of securities(1)	$173,045	$71,551	$278,490	$153,881
Realized losses from sales of securities(1)	$(25,736)	$(52,336)	$(57,551)	$(102,246)
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

		June 30, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$41,008	$92	$(1,174)	$39,926
Canadian government	2	28,139	—	—	28,139
Corporate	2	10,496	77	(16)	10,557
Residential mortgage-backed	2	5,306	23	(93)	5,236
Asset-backed	2	287	—	(56)	231
Equity securities:
Preferred stock	2	411	—	(47)	364
Common stock:
United States	1	1,866,686	540,987	(78,600)	2,329,073
Canada	1	41,053	13,951	(1,497)	53,507
Other international	1	95,201	36,524	(9,399)	122,326
Mutual funds:
Equity	1	905,990	138,661	(4,619)	1,040,032
Fixed income	1	1,072,323	3,529	(122,570)	953,282
Trust investments, at fair value		4,066,900	733,844	(218,071)	4,582,673
Commingled funds
Fixed income		826,695	1,375	(67,867)	760,203
Equity		337,136	88,786	(228)	425,694
Money market funds		385,415	—	—	385,415
Alternative investments		432,745	167,342	(8,954)	591,133
Trust investments, at net asset value		1,981,991	257,503	(77,049)	2,162,445
Trust investments, at market		$6,048,891	$991,347	$(295,120)	$6,745,118
FORM 10-Q 17

PART I

		December 31, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,645	$145	$(1,376)	$44,414
Canadian government	2	31,896	—	—	31,896
Corporate	2	10,642	138	(17)	10,763
Residential mortgage-backed	2	5,452	29	(104)	5,377
Asset-backed	2	291	—	(51)	240
Equity securities:
Preferred stock	2	417	—	(97)	320
Common stock:
United States	1	1,744,919	478,226	(78,630)	2,144,515
Canada	1	42,721	20,251	(676)	62,296
Other international	1	108,106	19,580	(11,088)	116,598
Mutual funds:
Equity	1	876,620	118,476	(9,540)	985,556
Fixed income	1	998,767	5,727	(109,231)	895,263
Trust investments, at fair value		3,865,476	642,572	(210,810)	4,297,238
Commingled funds
Fixed income		827,600	2,432	(63,021)	767,011
Equity		337,500	71,819	(642)	408,677
Money market funds		346,672	—	—	346,672
Alternative investments		412,482	169,825	(7,109)	575,198
Trust investments, at net asset value		1,924,254	244,076	(70,772)	2,097,558
Trust investments, at market		$5,789,730	$886,648	$(281,582)	$6,394,796
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
Maturity dates of our fixed income securities range from 2024 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at June 30, 2024 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$49,573
Due in one to five years	28,421
Due in five to ten years	6,009
Thereafter	86
Total estimated maturities of fixed income securities	$84,089
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $45.9 million and $41.3 million for the three months ended June 30, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $25.5 million and $21.4 million for the three months ended June 30, 2024 and 2023, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $88.6 million and $77.3 million for the six months ended June 30, 2024 and 2023, respectively. Recognized trust fund income (realized and
18 Service Corporation International

PART I
unrealized) related to our cemetery perpetual care trust investments was $48.8 million and $43.4 million for the six months ended June 30, 2024 and 2023, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$2,713,648	$2,649,397
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,001,667)	(945,888)
Deferred revenue, net	$1,711,981	$1,703,509
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2024	2023
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,374,393	$5,787,548
Net preneed contract sales	723,286	734,179
Acquisitions (dispositions) of businesses, net	14,955	(1,551)
Net investment gains(1)	213,412	333,249
Recognized revenue from backlog(2)	(317,427)	(321,824)
Recognized revenue from current period sales	(294,186)	(305,441)
Change in amounts due on unfulfilled performance obligations	(53,861)	(61,154)
Change in cancellation reserve	(223)	(177)
Effect of foreign currency and other	(8,690)	(5,352)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,651,659	$6,159,477
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.3% and 24.5% for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 24.0% and 24.5% for the six months ended June 30, 2024 and 2023, respectively. The higher effective tax rate for the three months ended June 30, 2024 was primarily due to lower excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three and six months ended June 30, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
We actively participate in tax credit equity investments for projects eligible to receive renewable energy tax credits. These investments, accounted for under the equity method, are recorded in Deferred charges and other assets, net of reserves on our unaudited Condensed Consolidated Balance Sheet. Upon realization, tax credits associated with these investments are recognized as a reduction of tax expense. This reduction is offset by amortization of the investment in proportion to the tax benefits received during the period under the proportional amortization method. During 2024, we recognized investment tax credits and other tax benefits totaling $10.7 million and amortized the equity investment by $10.7 million to reflect the realization of these benefits. This amortization is reflected within the Provision for income taxes in our unaudited Condensed Consolidated Statement of Operations.
Unrecognized Tax Benefits
As of June 30, 2024, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was approximately $1.0 million.
The federal statutes of limitation have expired for all tax years prior to 2020, and we are not currently under audit by the IRS. However, pursuant to the 2017 Tax Cuts and Jobs Act, the statute of limitations on the transition tax for the 2017 tax year does not expire until September 2024. Various state and foreign jurisdictions are auditing years 2013 through 2021. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	June 30, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$137,424	$137,424
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
Term Loan due January 2028	649,688	658,125
Bank Credit Facility due January 2028	855,000	790,000
Obligations under finance leases	131,064	132,039
Mortgage notes and other debt, maturities through 2050	84,442	80,696
Unamortized debt issuance costs	(32,981)	(35,788)
Total debt	4,774,637	4,712,496
Less: Current maturities of long-term debt	(85,982)	(63,341)
Total long-term debt	$4,688,655	$4,649,155
Current maturities of debt at June 30, 2024 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 68% and 69% of our total debt had a fixed interest rate at June 30, 2024 and December 31, 2023, respectively.
20 Service Corporation International

PART I
The components of our interest rate are as follows:

	June 30, 2024	December 31, 2023
Fixed Debt	4.37%	4.35%
Floating Debt	7.43%	7.44%
Total Debt	5.34%	5.29%
During the six months ended June 30, 2024 and 2023, we paid $126.1 million and $108.5 million in cash interest, respectively.
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of June 30, 2024, we were in compliance with all of our debt covenants. We have $39.0 million of letters of credit outstanding and pay a quarterly fee of 0.20% on the unused commitment at June 30, 2024. As of June 30, 2024, we had $606.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 7.44% and 7.46% at June 30, 2024 and December 31, 2023, respectively.
Debt Issuances and Additions
During the six months ended June 30, 2024, we issued or added $296.1 million of debt including:
•$290.0 million on our Bank Credit Facility due January 2028; and
•$6.1 million in other debt.
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
•$10.0 million on our Bank Credit Facility due May 2024; and
•$15.0 million in other debt.
Net proceeds from newly issued debt during the six months ended June 30, 2023 were used to pay off our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
Debt Extinguishments and Reductions
During the six months ended June 30, 2024, we made aggregate debt payments of $236.7 million for scheduled and early debt extinguishment payments including:
•$225.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$8.4 million in aggregate principal of our Term Loan due January 2028; and
•$3.3 million in other debt.
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
•$0.5 million of premiums paid on early extinguishment of debt; and
•$2.1 million in other debt.
FORM 10-Q 21

PART I
Certain of the 2023 transactions resulted in a loss of $1.1 million recorded in Losses on early extinguishment of debt in our unaudited Condensed Consolidated Statement of Operations.
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
The fair value of our debt instruments was as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$142,412	$142,749
4.625% Senior Notes due December 2027	531,009	532,125
5.125% Senior Notes due June 2029	725,250	732,173
3.375% Senior Notes due August 2030	739,500	739,500
4.0% Senior Notes due May 2031	707,000	711,336
Term Loan due January 2028	649,688	658,125
Bank Credit Facility due January 2028	855,000	790,000
Mortgage notes and other debt, maturities through 2050	83,207	79,426
Total fair value of debt instruments	$4,433,066	$4,385,434
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our Common stock in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2024, we repurchased 2,505,591 shares of common stock at an aggregate cost of $177.7 million, which is an average cost per share of $70.92. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $352.1 million at June 30, 2024.
Subsequent to June 30, 2024, we repurchased 134,278 shares for $9.7 million at an average cost per share of $72.01. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $342.4 million.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$283,358	$288,616	$598,735	$601,856
Matured preneed revenue	178,581	175,697	368,729	361,406
Core funeral revenue	461,939	464,313	967,464	963,262
Non-funeral home revenue	22,868	20,493	46,551	41,702
Non-funeral home preneed sales revenue	29,143	35,889	58,218	77,131
Core general agency and other revenue	51,836	44,679	98,286	92,988
Total funeral revenue	565,786	565,374	1,170,519	1,175,083
Cemetery revenue:
Atneed revenue	107,697	107,962	217,425	218,236
Recognized preneed property revenue	225,121	219,671	424,847	411,400
Recognized preneed merchandise and services revenue	99,979	89,856	198,259	176,016
Core cemetery revenue	432,797	417,489	840,531	805,652
Other revenue	35,433	30,551	68,348	61,388
Total cemetery revenue	468,230	448,040	908,879	867,040
Total revenue from customers	$1,034,016	$1,013,414	$2,079,398	$2,042,123
Gross profit:
Funeral gross profit	$100,426	$115,537	$232,300	$265,003
Cemetery gross profit	157,489	145,931	299,828	285,559
Gross profit from reportable segments	257,915	261,468	532,128	550,562
Corporate general and administrative expenses	(38,998)	(34,921)	(80,323)	(79,081)
Gains on divestitures and impairment charges, net	1,924	6,954	1,240	7,645
Operating income	220,841	233,501	453,045	479,126
Interest expense	(64,384)	(59,476)	(128,736)	(113,392)
Losses on early extinguishment of debt	—	(54)	—	(1,114)
Other income, net	1,725	1,310	4,187	2,519
Income before income taxes	$158,182	$175,281	$328,496	$367,139
FORM 10-Q 23

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2024	$978,060	$55,956	$1,034,016
2023	$956,817	$56,597	$1,013,414
Six months ended June 30,
Revenue from external customers:
2024	$1,966,516	$112,882	$2,079,398
2023	$1,928,326	$113,797	$2,042,123
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2024 and December 31, 2023, we had self-insurance reserves of $106.6 million and $103.3 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practice claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
Operational Claims. We are named as a defendant in various lawsuits alleging operational claims, including but not limited to the State of California described below.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. The parties have reached a settlement of the lawsuit that includes civil penalties of $23 million and provides certain preneed contract consumers the right to receive refunds. The court has approved the settlement, and the administrative claims process is underway. We maintain a reserve that we believe is sufficient to cover all costs related to the settlement, and the civil penalties have been paid as of June 30, 2024. The settlement represents a compromise of contested claims and does not contain any admission of wrongdoing or fault on the part of the Company, its board of directors or executive officers in the action settlement.
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
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for the Company to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023 and 2024.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$118,166	$132,188	$249,467	$276,951
Weighted average shares:
Weighted average shares — basic	145,297	151,233	145,782	152,174
Stock options	1,437	1,849	1,510	1,973
Restricted share units	50	50	56	60
Weighted average shares — diluted	146,784	153,132	147,348	154,207
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.81	$0.87	$1.71	$1.82
Diluted	$0.81	$0.86	$1.69	$1.80
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Antidilutive options	754	374	662	282
FORM 10-Q 25

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2024, we operated 1,490 funeral service locations and 492 cemeteries (including 306 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our financial position is enhanced by our $15.4 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2024. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $417.0 million in the first six months of 2024. As of June 30, 2024, we had $606.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at June 30, 2024. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of June 30, 2024 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.71
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
26 Service Corporation International

PART I
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital allocation strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service and cemetery locations in areas that provide us with the potential for scale.
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
Operating Activities
Net cash provided by operating activities was $417.0 million and $363.6 million for the for the six months ended June 30, 2024 and 2023, respectively.
The $53.4 million increase in operating cash flows from 2023 comprises:
•a $64.1 million decrease in cash tax payments,
•a $44.2 million increase in cash receipts from customers,
•a $12.6 million increase in General Agency (GA) commission and other receipts, and
•a $1.1 million decrease in employee compensation payments, partially offset by
•a $24.5 million increase in net trust deposits,
•a $17.6 million increase in cash interest payments,
•a $16.8 million increase in vendor and other payments, and
•a $9.7 million increase in payments for certain legal matters.
Investing Activities
Cash flows from investing activities used $235.8 million and $211.1 million for the six months ended June 30, 2024 and 2023, respectively. The $24.7 million increased outflow in 2024 over 2023 is primarily due to the following:
•a $9.8 million increase in other investing activities primarily for investments in renewable energy tax credits,
•a $9.2 million decrease in cash receipts from divestitures and asset sales,
•a $4.7 million increase in cash spent on real estate acquisitions, and
•a $3.0 million decrease in net proceeds for Company-owned life insurance policies, partially offset by
•a $1.1 million decrease in total capital expenditures which comprises:
•a $2.9 million decrease in maintenance capital expenditures:
•a $10.2 million decrease in expenditures for digital investments and corporate,
•a $7.6 million increase in expenditures for cemetery property development, and
•a $0.3 million decrease in expenditures for capital improvements at existing field locations.

FORM 10-Q 27

PART I
•a $1.8 million increase in expenditures for growth capital expenditures/construction of new funeral service locations.
•a $0.9 million decrease in cash spent on business acquisitions.
Financing Activities
Financing activities used $215.2 million for the six months ended June 30, 2024 compared to using $181.6 million for the same period in 2023. The $33.6 million increased outflow from 2024 over 2023 is primarily due to the following:
•a $111.0 million increase in debt repayments, net of proceeds, and
•a $5.3 million increase in payments of dividends, partially offset by
•a $75.7 million decrease in purchase of Company common stock,
•a $3.7 million change in bank overdrafts and other, and
•a $3.3 million increase in proceeds from exercises of stock options.
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

	June 30, 2024	December 31, 2023
	(In millions)
Preneed funeral	$226.9	$67.8
Preneed cemetery:
Merchandise and services	135.6	141.3
Pre-construction	51.8	54.6
Bonds supporting preneed funeral and cemetery obligations	414.3	263.7
Bonds supporting preneed business permits	7.6	7.6
Other bonds	26.9	25.4
Total surety bonds outstanding	$448.8	$296.7
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
As of June 30, 2024, we had an increase of $161.7 million in surety bonds supporting preneed funeral obligations related to certain legal matters discussed in Part I, Item 1. Financial Statements, Note 9.
28 Service Corporation International

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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency revenues are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is complete. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals. Subsequent to June 30, 2024, we finalized our agreement to change our preferred preneed insurance provider in the United States, which will allow us to further utilize our scale and streamline our processes across our network.
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$197.3	$181.1	$374.5	$361.3
Sales production (number of contracts)(1)	31,475	29,633	59,923	58,844
General agency revenue	$54.2	$44.2	$104.0	$90.7
Maturities	$98.7	$93.7	$207.1	$198.5
Maturities (number of contracts)	15,735	15,142	32,991	32,197
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
FORM 10-Q 29

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$131.3	$137.7	$270.2	$279.8
Sales production (number of contracts)	32,116	33,887	66,248	69,099
Maturities	$94.2	$94.1	$190.8	$187.6
Maturities (number of contracts)	20,749	20,742	42,997	43,158
Cemetery:
Sales production:
Preneed	$350.8	$353.6	$681.6	$659.3
Atneed	106.4	104.0	214.4	214.8
Total sales production	$457.2	$457.6	$896.0	$874.1
Sales production deferred to backlog:
Preneed	$158.4	$166.6	$316.9	$324.8
Atneed	76.3	74.6	154.8	152.5
Total sales production deferred to backlog	$234.7	$241.2	$471.7	$477.3
Revenue recognized from backlog:
Preneed	$117.0	$111.1	$222.0	$224.2
Atneed	76.8	77.9	155.4	155.0
Total revenue recognized from backlog	$193.8	$189.0	$377.4	$379.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at June 30, 2024 and December 31, 2023. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2024 and December 31, 2023. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
30 Service Corporation International

PART I

	June 30, 2024		December 31, 2023
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.71	$1.71	$1.70	$1.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	0.95	0.95
Deferred receipts held in trust	4.94	4.39	4.67	4.18
Allowance for cancellation on trust investments	(0.28)	(0.25)	(0.26)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.37	6.85	7.06	6.59
Backlog of insurance-funded revenue(1)	8.03	8.03	7.78	7.78
Total backlog of deferred revenue	$15.40	$14.88	$14.84	$14.37

Preneed receivables, net and trust investments	$6.47	$5.92	$6.19	$5.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	0.95	0.95
Allowance for cancellation on trust investments	(0.28)	(0.25)	(0.26)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.19	6.67	6.88	6.41
Insurance policies associated with insurance-funded deferred revenue (1)	8.03	8.03	7.78	7.78
Total assets associated with backlog of preneed revenue	$15.22	$14.70	$14.66	$14.19
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2024, the difference between the backlog and asset market amounts represents $0.18 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.34 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets partially offset by $1.53 billion in amounts due on delivered property and merchandise. As of June 30, 2024, the fair value of the total backlog comprised $4.41 billion related to cemetery contracts and $10.99 billion related to funeral contracts. As of June 30, 2024, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.44 billion related to cemetery contracts and $2.75 billion related to funeral contracts. As of June 30, 2024, the backlog of insurance-funded contracts of $8.03 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
FORM 10-Q 31

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
As of June 30, 2024, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2024, the largest single equity position represented approximately 1% of the total securities portfolio.
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
32 Service Corporation International

PART I
Trust Performance
During the six months ended June 30, 2024, the Standard and Poor’s 500 Index increased 15.3% and the Bloomberg’s US Aggregate Bond Index decreased 0.7%. This compares to SCI trusts that increased 6.4% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 59% equities, 27% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $88.6 million and $77.3 million for the six months ended June 30, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $48.8 million and $43.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced over the trailing twelve month period.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six months ended June 30, 2024 and 2023
Three Months Ended June 30, 2024 and 2023
Management Summary
In the second quarter of 2024, we reported consolidated net income attributable to common stockholders of $118.2 million ($0.81 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2023 of $132.2 million ($0.86 per diluted share). These results were impacted by certain items including:

	Three months ended June 30,
	2024	2023
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$1.9	$7.0
Pre-tax losses on early extinguishment of debt	$—	$(0.1)
Tax effect from significant items	$(0.5)	$(1.9)
Change in uncertain tax reserves and other	$0.9	$0.3
In addition to the above items, the decrease from the prior year is primarily due to lower funeral gross profit on lower services performed as well as higher interest expense and a higher tax rate. This was partially offset by higher cemetery gross profit, lower corporate general and administrative expenses, and a lower share count.
FORM 10-Q 33

PART I
Funeral Results

	Three months ended June 30,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$565.8	$565.4
Less: revenue associated with acquisitions/new construction	6.9	1.3
Less: revenue associated with divestitures	0.8	0.9
Comparable(1) funeral revenue	558.1	563.2
Less: non-funeral home preneed sales revenue	28.9	35.9
Less: core general agency and other revenue	51.3	44.5
Adjusted comparable funeral revenue	$477.9	$482.8
Comparable services performed	84,639	86,808
Comparable average revenue per service(2)	$5,646	$5,562

Consolidated funeral gross profit	$100.4	$115.5
Less: gross profit associated with acquisitions/new construction	0.8	0.1
Less: gross profit (losses) associated with divestitures	0.2	(0.4)
Comparable(1) funeral gross profit	$99.4	$115.8
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending June 30, 2024.
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
Funeral Revenue
Consolidated revenue from funeral operations was $565.8 million for the three months ended June 30, 2024 compared to $565.4 million for the same period in 2023. This $0.4 million increase is primarily attributable to the $5.6 million increase in revenue from acquired and newly constructed properties, partially offset by the $5.1 million decrease in comparable revenue.
Comparable revenue from funeral operations was $558.1 million for the three months ended June 30, 2024 compared to $563.2 million for the same period in 2023. This $5.1 million, or 0.9%, decrease is primarily due to a $6.6 million decrease in core funeral revenue and $7.0 million decrease in non-funeral home preneed sales revenue, partially offset by a $6.8 million increase in core general agency revenue and other revenue.
The core funeral revenue decreased by $6.6 million, or 1.4%, primarily due to a 2.7% decrease in core funeral services performed partially offset by a favorable 1.3% increase in core average revenue. The core cremation rate increased 60 basis points to 56.9%. Non-funeral home preneed sales revenue decreased by $7.0 million, or 19.5%, primarily due to operational changes in certain markets with respect to timing of merchandise deliveries. This decrease is partially offset by an increase in general agency revenue as we continue to shift from trust-funded to insurance-funded contracts. Core general agency and other revenue grew $6.8 million, primarily due to increased core general agency revenue from higher comparable core preneed funeral insurance production.
Funeral Gross Profit
Consolidated funeral gross profit decreased $15.1 million, or 13.1%, for the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $16.4 million, or 14.2%. Comparable funeral gross profit decreased $16.4 million to $99.4 million and the comparable gross profit percentage decreased from 20.6% to 17.8%. This decrease is primarily due to the decline in revenue described above and the timing of incentive compensation costs compared to the prior year quarter.
34 Service Corporation International

PART I
Cemetery Results

	Three months ended June 30,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$468.2	$448.0
Less: revenue associated with acquisitions/new construction	8.7	—
Less: revenue associated with divestitures	—	0.4
Comparable(1) cemetery revenue	$459.5	$447.6

Consolidated cemetery gross profit	$157.5	$145.9
Less: gross profit (losses) associated with acquisitions/new construction	6.4	(0.2)
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$151.1	$146.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending June 30, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $20.2 million, or 4.5%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a $11.9 million increase in comparable cemetery revenue and a $8.7 million increase in revenue contributed by newly constructed and acquired properties.
The $11.9 million, or 2.7%, increase in comparable cemetery revenue was primarily due to a $6.9 million increase in core revenue and a $5.0 million increase in other revenue. The increase in core revenue was driven by a $7.5 million increase in total recognized preneed revenue, primarily due to the growth in recognized merchandise and service preneed revenue. Other revenue was higher by $5.0 million, or 16.4%, compared to the prior year quarter primarily from an increase in endowment care trust fund income related to the expansion of our total return investment strategy in certain states.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $11.6 million, or 8.0%, in the three months ended June 30, 2024 compared to the same period in 2023, which is primarily attributable to a $6.6 million increase in gross profit contributed by newly constructed and acquired properties and a $5.1 million increase in comparable cemetery gross profit. Comparable cemetery gross profit increased $5.1 million to $151.1 million, and the gross profit percentage increased to 32.9% from 32.6%. The growth is related to the higher revenue mentioned above somewhat offset by higher maintenance costs and the timing of incentive compensation costs versus the prior year quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $4.1 million to $39.0 million for the second quarter of 2024 compared to the second quarter of 2023 primarily related to the timing of incentive compensation costs versus the prior year quarter.
Gains on Divestitures and Impairment Charges, Net
We recognized a $1.9 million net pre-tax gain on asset divestitures and impairments in the second quarter of 2024 compared to a $7.0 million net pre-tax gain in the second quarter of 2023 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $4.9 million to $64.4 million for the three months ended June 30, 2024 primarily due to higher balances combined with a slightly higher interest rate on our Bank Credit Facility.
Provision for Income Taxes
Our effective tax rate was 25.3% and 24.5% for the three months ended June 30, 2024 and 2023, respectively. The higher effective tax rate for the three months ended June 30, 2024 was primarily due to lower excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three months ended June 30, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
FORM 10-Q 35

PART I
Weighted Average Shares
The diluted weighted average number of shares outstanding was 146.8 million for the three months ended June 30, 2024 compared to 153.1 million for the same period in 2023. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Six Months Ended June 30, 2024 and 2023
Management Summary
In the first six months of 2024, we reported consolidated net income attributable to common stockholders of $249.5 million ($1.69 per diluted share) compared to net income attributable to common stockholders for the same period in 2023 of $277.0 million ($1.80 per diluted share). These results were impacted by certain items including:

	Six months ended June 30,
	2024	2023
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$1.2	$7.6
Pre-tax losses on early extinguishment of debt	$—	$(1.1)
Tax effect from significant items	$(0.4)	$(1.8)
Change in uncertain tax reserves and other	$0.9	$0.5
In addition to the above items, the decrease from the prior year is primarily due to lower funeral gross profit on lower services performed which was offset by a slightly higher cemetery gross profit. Also, fewer shares outstanding and a lower tax rate helped to partially offset the impact of higher interest expense.
Funeral Results

	Six months ended June 30,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,170.5	$1,175.1
Less: revenue associated with acquisitions/new construction	11.7	1.7
Less: revenue associated with divestitures	1.3	2.3
Comparable(1) funeral revenue	1,157.5	1,171.1
Less: non-funeral home preneed sales revenue	57.8	77.1
Less: core general agency and other revenue	97.4	92.4
Adjusted comparable funeral revenue	$1,002.3	$1,001.6
Comparable services performed	177,971	182,844
Comparable average revenue per service(2)	$5,632	$5,478

Consolidated funeral gross profit	$232.3	$265.0
Less: gross profit associated with acquisitions/new construction	1.1	—
Less: gross profit (losses) associated with divestitures	0.5	(0.3)
Comparable(1) funeral gross profit	$230.7	$265.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending June 30, 2024.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
FORM 10-Q 36

PART I
Funeral Revenue
Consolidated revenue from funeral operations was $1,170.5 million for the six months ended June 30, 2024, compared to $1,175.1 million for the same period in 2023. This $4.6 million decrease is primarily attributable to a $13.6 million decrease in comparable revenue as described below and offset by $10.0 million of growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,157.5 million for the six months ended June 30, 2024 compared to $1,171.1 million for the same period in 2023. The $13.6 million decrease was due to a $19.3 million decrease in non-funeral home preneed sales revenue, partially offset by an increase of $5.0 million in core general agency and other revenue.
Non-funeral home preneed sales revenue decreased by $19.3 million primarily due to operational changes in certain markets with respect to timing of merchandise deliveries. This decrease is partially offset by an increase in general agency revenue as we continue to shift from trust-funded to insurance-funded contracts. Core general agency and other revenue grew $5.0 million, primarily due to increased core general agency revenue from higher comparable core preneed funeral insurance production.
Funeral Gross Profit
Consolidated funeral gross profit decreased $32.7 million, or 12.3%, in the first six months of 2024 compared to the same period in 2023. This decrease is primarily attributable to the $34.6 million, or 13.0%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $34.6 million to $230.7 million and the comparable gross profit percentage decreased from 22.7% to 19.9%. This decrease is primarily due to the decline in revenue described above and the timing of incentive compensation costs compared to the prior year.
Cemetery Results

	Six months ended June 30,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$908.9	$867.0
Less: revenue associated with acquisitions/new construction	9.7	—
Less: revenue associated with divestitures	(0.1)	0.7
Comparable(1) cemetery revenue	$899.3	$866.3

Consolidated cemetery gross profit	$299.8	$285.6
Less: gross profit (losses) associated with acquisitions/new construction	6.3	(0.4)
Less: gross (losses) profit associated with divestitures	(0.1)	0.1
Comparable(1) cemetery gross profit	$293.6	$285.9
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending June 30, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $41.9 million, or 4.8%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a $33.0 million, or 3.8%, increase in comparable cemetery revenue and a $9.7 million increase in revenue contributed by newly constructed and acquired properties.
The $33.0 million, or 3.8%, increase in comparable cemetery revenue was primarily attributable to a $26.0 million increase in comparable cemetery core revenue. This increase was primarily a result of a $27.1 million increase in total recognized preneed revenue, which benefited from growth in comparable preneed sales production of $16.3 million, or 1.9%, and trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $14.2 million for the six months ended June 30, 2024 compared to the same period in 2023, which is primarily attributable to a $7.7 million increase in comparable cemetery gross profit and a $6.7 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $285.9 million to $293.6 million, while the gross profit percentage decreased from 33.0% to 32.6%. Although we experienced revenue growth, we continue to see increases in our fixed costs, primarily due to maintenance and salaries and wages compared to the prior year.
FORM 10-Q 37

PART I
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $1.2 million to $80.3 million for the six months ended June 30, 2024 primarily due to an increase in salaries and wages, partially offset by a decrease in incentive compensation costs versus the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $1.2 million net pre-tax gain on asset divestitures and impairments in the six months ended June 30, 2024 compared to a $7.6 million net pre-tax gain in 2023 on asset divestitures associated with non-strategic funeral and cemetery locations in the United States and Canada.
Interest Expense
Interest expense increased $15.3 million to $128.7 million for the six months ended June 30, 2024 primarily due to higher interest rates and higher balances on our Bank Credit Facility.
Provision for Income Taxes
Our effective tax rate was 24.0% and 24.5% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024 was primarily due to lower state and international tax expense. The effective tax rate for the six months ended June 30, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 147.3 million for the six months ended June 30, 2024 compared to 154.2 million for the same period in 2023. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 38

PART I
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
FORM 10-Q 39

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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2024 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2024 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2024 — April 30, 2024(1)	639,348	$70.79	639,018	$433,758,127
May 1, 2024 — May 31, 2024(2)	808,087	$69.90	807,991	$377,282,953
June 1, 2024 — June 30, 2024(3)	351,851	$71.67	351,835	$352,068,605
	1,799,286		1,798,844
(1)     330 shares were purchased in April 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2)     96 shares were purchased in May 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(3)     16 shares were purchased in June 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

August 1, 2024	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Corporate Controller (Principal Accounting Officer)
FORM 10-Q 43