Form 10-Q
period 2024-09-30
SERVICE CORP INTERNATIONAL
filed 2024-10-31
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of October 31, 2024 was 144,628,958 (net of treasury shares).

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
Cremation Niche — An above-ground burial space, in which a decedent's urn, containing their cremated remains, is placed and sometimes sealed.
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
Trust Fund Income — Recognized investment earnings from our merchandise, service, and perpetual care trust investments.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$504,565	$520,651	$1,549,461	$1,568,750
Service revenue	422,739	407,471	1,295,701	1,256,919
Other revenue	86,654	73,737	248,194	218,313
Total revenue	1,013,958	1,001,859	3,093,356	3,043,982
Costs of revenue
Cost of property and merchandise	(259,168)	(263,251)	(794,176)	(795,152)
Cost of service	(232,989)	(225,673)	(706,646)	(686,705)
Overhead and other expenses	(269,162)	(259,252)	(807,767)	(757,880)
Costs of revenue	(761,319)	(748,176)	(2,308,589)	(2,239,737)
Gross profit	252,639	253,683	784,767	804,245
Corporate general and administrative expenses	(43,732)	(33,213)	(124,055)	(112,294)
Gains on divestitures and impairment charges, net	3,515	2,542	4,755	10,187
Operating income	212,422	223,012	665,467	702,138
Interest expense	(65,804)	(61,512)	(194,540)	(174,904)
Losses on early extinguishment of debt	(25)	—	(25)	(1,114)
Other income, net	2,815	128	7,002	2,647
Income before income taxes	149,408	161,628	477,904	528,767
Provision for income taxes	(31,547)	(39,585)	(110,549)	(129,543)
Net income	117,861	122,043	367,355	399,224
Net income attributable to noncontrolling interests	(34)	(72)	(61)	(302)
Net income attributable to common stockholders	$117,827	$121,971	$367,294	$398,922
Basic earnings per share:
Net income attributable to common stockholders	$0.81	$0.81	$2.53	$2.63
Basic weighted average number of shares	144,706	150,630	145,421	151,654
Diluted earnings per share:
Net income attributable to common stockholders	$0.81	$0.80	$2.50	$2.60
Diluted weighted average number of shares	146,223	152,289	146,978	153,554
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$117,861	$122,043	$367,355	$399,224
Other comprehensive income:
Foreign currency translation adjustments	4,894	(9,298)	(7,503)	(1,215)
Total comprehensive income	122,755	112,745	359,852	398,009
Total comprehensive income attributable to noncontrolling interests	(35)	(69)	(58)	(299)
Total comprehensive income attributable to common stockholders	$122,720	$112,676	$359,794	$397,710
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$185,420	$221,557
Receivables, net of reserves of $4,022 and $4,382, respectively	80,955	97,939
Inventories	34,571	33,597
Income tax receivable	52,487	122,183
Other	35,661	23,010
Total current assets	389,094	498,286
Preneed receivables, net of reserves of $36,041 and $32,475, respectively, and trust investments	6,766,755	6,191,912
Cemetery property	2,113,801	2,020,846
Property and equipment, net	2,564,241	2,480,099
Goodwill	2,084,790	1,977,186
Deferred charges and other assets, net of reserves of $2,392 and $2,345, respectively	1,324,768	1,247,830
Cemetery perpetual care trust investments	2,162,902	1,939,241
Total assets	$17,406,351	$16,355,400

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$658,837	$685,759
Current maturities of long-term debt	84,349	63,341
Total current liabilities	743,186	749,100
Long-term debt	4,743,679	4,649,155
Deferred revenue, net	1,750,755	1,703,509
Deferred tax liability	655,486	638,106
Other liabilities	506,388	464,935
Deferred receipts held in trust	5,225,878	4,670,884
Care trusts’ corpus	2,153,178	1,938,238
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 149,741,975 and 148,297,042 shares issued, respectively, and 144,979,108 and 146,323,340 shares outstanding, respectively	144,979	146,323
Capital in excess of par value	972,511	937,596
Retained earnings	492,294	432,454
Accumulated other comprehensive income	17,391	24,891
Total common stockholders’ equity	1,627,175	1,541,264
Noncontrolling interests	626	209
Total equity	1,627,801	1,541,473
Total liabilities and equity	$17,406,351	$16,355,400
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$367,355	$399,224
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	25	1,114
Depreciation and amortization	153,932	141,228
Amortization of intangibles	12,759	14,158
Amortization of cemetery property	70,431	71,892
Amortization of loan costs	5,365	5,133
Provision for expected credit losses	9,693	6,997
Provision for deferred income taxes	15,243	166,786
Gains on divestitures and impairment charges, net	(4,755)	(10,187)
Share-based compensation	12,042	11,786
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	11,366	11,781
Decrease (increase) in other assets	12,464	(161,687)
Increase (decrease) in payables and other liabilities	20,768	(21,961)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(139,876)	(162,087)
Increase in deferred revenue, net	83,331	105,923
Increase in deferred receipts held in trust	50,652	11,358
Net cash provided by operating activities	680,795	591,458
Cash flows from investing activities:
Capital expenditures	(276,837)	(267,752)
Business acquisitions, net of cash acquired	(161,865)	(72,535)
Real estate acquisitions	(53,329)	(41,084)
Proceeds from divestitures and sales of property and equipment	21,632	22,713
Payments for Company-owned life insurance policies	(3,009)	(8,050)
Proceeds from Company-owned life insurance policies and other	2,673	10,119
Other investing activities	(13,864)	—
Net cash used in investing activities	(484,599)	(356,589)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,336,137	737,433
Debt issuance costs	(15,246)	(7,471)
Scheduled payments of debt	(18,421)	(16,402)
Early payments and extinguishment of debt	(1,210,024)	(490,973)
Principal payments on finance leases	(27,524)	(25,678)
Proceeds from exercise of stock options	42,898	16,106
Purchase of Company common stock	(197,511)	(340,279)
Payments of dividends	(130,811)	(125,543)
Bank overdrafts and other	(10,253)	(9,362)
Net cash used in financing activities	(230,755)	(262,169)
Effect of foreign currency	(1,566)	(298)
Net decrease in cash, cash equivalents, and restricted cash	(36,125)	(27,598)
Cash, cash equivalents, and restricted cash at beginning of period	224,761	204,524
Cash, cash equivalents, and restricted cash at end of period	$188,636	$176,926
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	144,763	299	65	145,127
Dividends declared on common stock ($0.27 per share)	—	—	—	(41,207)	—	—	(41,207)
Employee share-based compensation earned	—	—	4,478	—	—	—	4,478
Stock option exercises	298	—	8,465	—	—	—	8,763
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(2,432)	(16,500)	(148,373)	—	—	(167,305)
Noncontrolling interest payments	—	—	—	—	—	(107)	(107)
Other	—	—	(1,271)	—	—	—	(1,271)
Balance at March 31, 2023	$156,519	$(4,580)	$953,368	$499,567	$16,837	$190	$1,621,901
Comprehensive income (loss)	—	—	—	132,188	7,784	165	140,137
Dividends declared on common stock ($0.27 per share)	—	—	—	(40,780)	—	—	(40,780)
Employee share-based compensation earned	—	—	3,671	—	—	—	3,671
Stock option exercises	232	—	5,569	—	—	—	5,801
Purchase of Company common stock	—	(1,260)	(8,603)	(76,996)	—	—	(86,859)
Noncontrolling interest payments	—	—	—	—	—	(101)	(101)
Other	24	—	1,597	—	—	—	1,621
Balance at June 30, 2023	$156,775	$(5,840)	$955,602	$513,979	$24,621	$254	$1,645,391
Comprehensive income (loss)	—	—	—	121,971	(9,295)	69	112,745
Dividends declared on common stock ($0.29 per share)	—	—	—	(43,556)	—	—	(43,556)
Employee share-based compensation earned	—	—	3,637	—	—	—	3,637
Stock option exercises	60	—	1,482	—	—	—	1,542
Purchase of Company common stock	—	(1,440)	(9,982)	(77,583)	—	—	(89,005)
Noncontrolling interest payments	—	—	—	—	—	(59)	(59)
Balance at September 30, 2023	$156,835	$(7,280)	$950,739	$514,811	$15,326	$264	$1,630,695

FORM 10-Q 9

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income (loss)	—	—	—	131,301	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,944)	—	—	(43,944)
Employee share-based compensation earned	—	—	3,926	—	—	—	3,926
Stock option exercises	544	—	16,693	—	—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)	—	—	—	—
Purchase of Company common stock	—	(706)	(4,518)	(44,266)	—	—	(49,490)
Other	—	—	(1,215)	—	—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344	$475,545	$16,414	$179	$1,590,781
Comprehensive income (loss)	—	—	—	118,166	(3,916)	53	114,303
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,384)	—	—	(43,384)
Employee share-based compensation earned	—	—	4,040	—	—	—	4,040
Stock option exercises	14	—	608	—	—	—	622
Purchase of Company common stock	—	(1,799)	(12,942)	(113,431)	—	—	(128,172)
Noncontrolling interest payments	—	—	—	—	—	(120)	(120)
Other	24	—	1,596	—	—	—	1,620
Balance at June 30, 2024	$149,018	$(4,480)	$945,646	$436,896	$12,498	$112	$1,539,690
Comprehensive income	—	—	—	117,827	4,893	35	122,755
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,483)	—	—	(43,483)
Employee share-based compensation earned	—	—	4,076	—	—	—	4,076
Stock option exercises	725	—	24,314	—	—	—	25,039
Purchase of Company common stock	—	(284)	(1,525)	(18,946)	—	—	(20,755)
Noncontrolling interest proceeds	—	—	—	—	—	479	479
Balance at September 30, 2024	$149,743	$(4,764)	$972,511	$492,294	$17,391	$626	$1,627,801
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, cremation niches, and other cremation memorialization and interment options. Cemetery merchandise and services, including cemetery markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside memorial services, merchandise installation, and interments, are sold at our cemeteries.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Service Corporation International and all subsidiaries in which we hold a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.
Our unaudited condensed consolidated financial statements also include the accounts of the merchandise, service, and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. We have retained the specialized industry accounting principles when consolidating the trusts. Although we consolidate the trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these trusts; therefore, their interests in these trusts represent a liability to us.
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$185,420	$221,557
Restricted cash
Included in Other current assets	384	370
Included in Deferred charges and other assets, net	2,832	2,834
Total restricted cash	3,216	3,204
Total cash, cash equivalents, and restricted cash	$188,636	$224,761
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$33,510	$19,092	$32,208	$167	$84,977
Reserve for credit losses	(1,513)	(2,015)	(384)	(110)	(4,022)
Receivables, net	$31,997	$17,077	$31,824	$57	$80,955

	December 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,572	$19,277	$47,297	$175	$102,321
Reserve for credit losses	(1,784)	(2,118)	(343)	(137)	(4,382)
Receivables, net	$33,788	$17,159	$46,954	$38	$97,939

Additionally, included in Deferred charges and other assets, net were long-term miscellaneous receivables, net and notes receivable, net as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Notes receivable	$10,426	$10,294
Reserve for credit losses	(1,796)	(1,797)
Notes receivable, net	$8,630	$8,497

Long-term miscellaneous receivables	$8,607	$7,888
Reserve for credit losses	(596)	(548)
Long-term miscellaneous receivables, net	$8,011	$7,340

12 Service Corporation International

PART I
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the nine months ended September 30, 2024:

	December 31, 2023	(Provision) Benefit for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency and Other	September 30, 2024
	(In thousands)
Trade receivables:
Funeral	$(1,784)	$(3,214)	$5,022	$(1,631)	$94	$(1,513)
Cemetery	(2,118)	(557)	1,145	(485)	—	(2,015)
Total reserve for credit losses on trade receivables	$(3,902)	$(3,771)	$6,167	$(2,116)	$94	$(3,528)

Miscellaneous receivables:
Current	$(343)	$(41)	$—	$—	$—	$(384)
Long-term	(548)	(49)	1	—	—	(596)
Total reserve for credit losses on miscellaneous receivables	$(891)	$(90)	$1	$—	$—	$(980)

Notes receivable	$(1,934)	$24	$1	$—	$3	$(1,906)

At September 30, 2024, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$28,356	$2,742	$681	$401	$16	$12	$—	$32,208
Long-term	3,541	2,761	1,511	674	69	51	—	8,607
Total miscellaneous receivables	$31,897	$5,503	$2,192	$1,075	$85	$63	$—	$40,815

Notes receivable	$—	$—	$—	$—	$—	$4,564	$6,029	$10,593

At September 30, 2024, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$110	$28	$2,681	$2,819	$29,389	$32,208
Long-term	—	—	—	—	—	8,607	8,607
Total miscellaneous receivables	$—	$110	$28	$2,681	$2,819	$37,996	$40,815

Notes receivable	$—	$—	$—	$1,114	$1,114	$9,479	$10,593

FORM 10-Q 13

PART I
Recently Issued Accounting Standards
Segments
In November 2023, the FASB amended the reportable segment guidance by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. This amendment is effective for our fiscal year ending December 31, 2024. We are currently assessing the impact of this guidance on our disclosures. Upon adoption, we will include the required disclosures in our financial statements and related notes.
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is also permitted. We are currently assessing the impact of this guidance on our disclosures. Upon adoption, we will include the required disclosures in our financial statements and related notes.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Preneed receivables, net	$1,536,200	$1,513,933

Trust investments, at market	7,154,424	6,394,796
Insurance-backed fixed income securities and other	239,033	222,424
Trust investments	7,393,457	6,617,220
Less: Cemetery perpetual care trust investments	(2,162,902)	(1,939,241)
Preneed trust investments	5,230,555	4,677,979

Preneed receivables, net and trust investments	$6,766,755	$6,191,912
14 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	September 30, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$193,636	$1,398,008	$1,591,644
Unearned finance charges	(10,709)	(8,694)	(19,403)
Preneed receivables, at amortized cost	182,927	1,389,314	1,572,241
Reserve for credit losses	(19,548)	(16,493)	(36,041)
Preneed receivables, net	$163,379	$1,372,821	$1,536,200

	December 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,514	$1,371,804	$1,562,318
Unearned finance charges	(10,100)	(5,810)	(15,910)
Preneed receivables, at amortized cost	180,414	1,365,994	1,546,408
Reserve for credit losses	(17,026)	(15,449)	(32,475)
Preneed receivables, net	$163,388	$1,350,545	$1,513,933

At September 30, 2024, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$51,950	$58,360	$31,908	$15,051	$7,457	$18,201	$182,927
Cemetery	410,033	429,934	288,226	155,323	71,924	33,874	1,389,314
Total preneed receivables, at amortized cost	$461,983	$488,294	$320,134	$170,374	$79,381	$52,075	$1,572,241

At September 30, 2024, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,849	$3,278	$7,503	$30,946	$46,576	$136,351	$182,927
Cemetery	59,585	47,939	15,097	5,274	127,895	1,261,419	1,389,314
Total preneed receivables, at amortized cost	$64,434	$51,217	$22,600	$36,220	$174,471	$1,397,770	$1,572,241
FORM 10-Q 15

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2024:

	December 31, 2023	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	September 30, 2024
	(In thousands)
Funeral	$(17,026)	$(4,346)	$1,770	$54	$(19,548)
Cemetery	(15,449)	(1,510)	460	6	(16,493)
Total reserve for credit losses on preneed receivables	$(32,475)	$(5,856)	$2,230	$60	$(36,041)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Deposits	$164,064	$143,148	$479,924	$434,210
Withdrawals	$161,622	$135,995	$431,816	$404,790
Purchases of securities	$350,799	$420,796	$1,433,451	$1,566,090
Sales of securities	$384,336	$375,021	$1,443,426	$1,540,936
Realized gains from sales of securities(1)	$94,604	$51,612	$373,094	$205,493
Realized losses from sales of securities(1)	$(31,283)	$(42,316)	$(88,834)	$(144,562)
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

		September 30, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$42,544	$285	$(793)	$42,036
Canadian government	2	28,064	—	—	28,064
Corporate	2	10,601	401	(11)	10,991
Residential mortgage-backed	2	3,478	84	(45)	3,517
Asset-backed	2	290	—	(47)	243
Equity securities:
Preferred stock	2	413	—	(46)	367
Common stock:
United States	1	1,888,727	624,071	(52,370)	2,460,428
Canada	1	42,970	18,110	(394)	60,686
Other international	1	109,844	37,180	(6,085)	140,939
Mutual funds:
Equity	1	911,579	205,067	(1,220)	1,115,426
Fixed income	1	1,107,891	11,413	(95,064)	1,024,240
Trust investments, at fair value		4,146,401	896,611	(156,075)	4,886,937
Commingled funds
Fixed income		829,824	5,284	(46,085)	789,023
Equity		338,774	133,326	—	472,100
Money market funds		407,209	—	—	407,209
Alternative investments		432,982	175,291	(9,118)	599,155
Trust investments, at net asset value		2,008,789	313,901	(55,203)	2,267,487
Trust investments, at market		$6,155,190	$1,210,512	$(211,278)	$7,154,424
FORM 10-Q 17

PART I

		December 31, 2023
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$45,645	$145	$(1,376)	$44,414
Canadian government	2	31,896	—	—	31,896
Corporate	2	10,642	138	(17)	10,763
Residential mortgage-backed	2	5,452	29	(104)	5,377
Asset-backed	2	291	—	(51)	240
Equity securities:
Preferred stock	2	417	—	(97)	320
Common stock:
United States	1	1,744,919	478,226	(78,630)	2,144,515
Canada	1	42,721	20,251	(676)	62,296
Other international	1	108,106	19,580	(11,088)	116,598
Mutual funds:
Equity	1	876,620	118,476	(9,540)	985,556
Fixed income	1	998,767	5,727	(109,231)	895,263
Trust investments, at fair value		3,865,476	642,572	(210,810)	4,297,238
Commingled funds
Fixed income		827,600	2,432	(63,021)	767,011
Equity		337,500	71,819	(642)	408,677
Money market funds		346,672	—	—	346,672
Alternative investments		412,482	169,825	(7,109)	575,198
Trust investments, at net asset value		1,924,254	244,076	(70,772)	2,097,558
Trust investments, at market		$5,789,730	$886,648	$(281,582)	$6,394,796
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
Maturity dates of our fixed income securities range from 2024 to 2040. Maturities of fixed income securities (excluding mutual and commingled funds) at September 30, 2024 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$54,164
Due in one to five years	25,927
Due in five to ten years	4,686
Thereafter	74
Total estimated maturities of fixed income securities	$84,851
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $45.7 million and $44.0 million for the three months ended September 30, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $24.7 million and $20.1 million for the three months ended September 30, 2024 and 2023, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $134.3 million and $121.3 million for the nine months ended September 30, 2024 and 2023, respectively. Recognized trust fund income (realized
18 Service Corporation International

PART I
and unrealized) related to our cemetery perpetual care trust investments was $73.5 million and $63.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$2,767,335	$2,649,397
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,016,580)	(945,888)
Deferred revenue, net	$1,750,755	$1,703,509
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,374,393	$5,787,548
Net preneed contract sales	1,061,518	1,098,816
Acquisitions (dispositions) of businesses, net	76,077	(386)
Net investment gains(1)	453,863	167,596
Recognized revenue from backlog(2)	(443,685)	(449,098)
Recognized revenue from current period sales	(469,085)	(504,649)
Change in amounts due on unfulfilled performance obligations	(68,662)	(78,974)
Change in cancellation reserve	(188)	30
Effect of foreign currency and other	(7,598)	(17,533)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,976,633	$6,003,350
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
FORM 10-Q 19

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 21.1% and 24.5% for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 23.1% and 24.5% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the three and nine months ended September 30, 2024 was primarily due to more excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rates for the three and nine months ended September 30, 2024 were higher than the federal statutory tax rate of 21.0% primarily due to state tax expense, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
We actively participate in tax credit equity investments for projects eligible to receive renewable energy tax credits. These investments, accounted for under the equity method, are recorded in Deferred charges and other assets, net of reserves on our unaudited Condensed Consolidated Balance Sheet. Upon realization, tax credits associated with these investments are recognized as a reduction of tax expense. This reduction is offset by amortization of the investment in proportion to the tax benefits received during the period under the proportional amortization method. During 2024, we recognized investment tax credits and other tax benefits totaling $10.7 million and amortized the equity investment by $10.7 million to reflect the realization of these benefits. This amortization is reflected within the Provision for income taxes in our unaudited Condensed Consolidated Statement of Operations.
Unrecognized Tax Benefits
As of September 30, 2024, the total amount of our unrecognized tax benefits was $1.3 million and the total amount of our accrued interest was approximately $1.1 million.
The federal statutes of limitation have expired for all tax years prior to 2021, and we are not currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2015 through 2022. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $1.3 million within the next twelve months as a result of concluding various state tax matters.
5. Debt
The components of Debt are:

	September 30, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$136,924	$137,424
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
5.75% Senior Notes due October 2032	800,000	—
Term Loan due January 2028	645,469	658,125
Bank Credit Facility due January 2028	110,000	790,000
Obligations under finance leases	142,841	132,039
Mortgage notes and other debt, maturities through 2050	88,415	80,696
Unamortized debt issuance costs	(45,621)	(35,788)
Total debt	4,828,028	4,712,496
Less: Current maturities of long-term debt	(84,349)	(63,341)
Total long-term debt	$4,743,679	$4,649,155
Current maturities of debt at September 30, 2024 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 84% and 69% of our total debt had a fixed interest rate at September 30, 2024 and December 31, 2023, respectively.
20 Service Corporation International

PART I
The components of our ending interest rate are as follows:

	September 30, 2024	December 31, 2023
Fixed Debt	4.64%	4.35%
Floating Debt	6.98%	7.44%
Total Debt	5.00%	5.29%
During the nine months ended September 30, 2024 and 2023, we paid $172.5 million and $149.0 million in cash interest, respectively.
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of September 30, 2024, we were in compliance with all of our debt covenants. We have $39.0 million of letters of credit outstanding and pay a quarterly fee of 0.20% on the unused commitment at September 30, 2024. As of September 30, 2024, we had $1,351.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 6.95% and 7.46% at September 30, 2024 and December 31, 2023, respectively.

Building Financing

In August 2024, we entered into a new $129.9 million construction loan agreement due 2037 with a syndicate of banks. The purpose of this loan is to provide financing for a new corporate headquarters building. This transaction resulted in additional debt issuance costs of $1.1 million. As of September 30, 2024, we had no borrowing outstanding.
Debt Issuances and Additions
During the nine months ended September 30, 2024, we issued or added $1,336.1 million of debt including:
•$800.0 million unsecured 5.75% Senior Notes due October 2032;
•$530.0 million on our Bank Credit Facility due January 2028; and
•$6.1 million in other debt.
Net proceeds from newly issued debt during the nine months ended September 30, 2024 were used to pay down our Bank Credit Facility due January 2028 and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.1 million.
During the nine months ended September 30, 2023, we issued or added $737.4 million of debt including:
•$284.1 million from certain members of the syndicate of banks in our Term Loan;
•$380.0 million on our Bank Credit Facility due January 2028;
•$44.3 million from certain members of the syndicate of banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$19.0 million in other debt.
Net proceeds from newly issued debt during the nine months ended September 30, 2023 were used to pay off our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
Debt Extinguishments and Reductions
During the nine months ended September 30, 2024, we made aggregate debt payments of $1,228.5 million for scheduled and early debt extinguishment payments including:
•$1,210.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$12.7 million in aggregate principal of our Term Loan due January 2028;
•$0.5 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market; and
•$5.3 million in other debt.
FORM 10-Q 21

PART I
During the nine months ended September 30, 2023, we made aggregate debt payments of $507.4 million for scheduled and early debt extinguishment payments including:
•$199.3 million in aggregate principal to other members of our Bank Credit Facility;
•$145.3 million in aggregate principal to other members of our Term Loan;
•$145.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$12.7 million in aggregate principal of our Term Loan due January 2028;
•$0.9 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market;
•$0.5 million of premiums paid on early extinguishment of debt; and
•$3.7 million in other debt.
Certain of the 2023 transactions resulted in a loss of $1.1 million recorded in Losses on early extinguishment of debt in our unaudited Condensed Consolidated Statement of Operations.
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
The fair value of our debt instruments was as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
7.5% Senior Notes due April 2027	$143,118	$142,749
4.625% Senior Notes due December 2027	542,465	532,125
5.125% Senior Notes due June 2029	749,258	732,173
3.375% Senior Notes due August 2030	769,446	739,500
4.0% Senior Notes due May 2031	743,400	711,336
5.75% Senior Notes due October 2032	805,632	—
Term Loan due January 2028	645,469	658,125
Bank Credit Facility due January 2028	110,000	790,000
Mortgage notes and other debt, maturities through 2050	87,185	79,426
Total fair value of debt instruments	$4,595,973	$4,385,434
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
22 Service Corporation International

PART I
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2024, we repurchased 2,789,165 shares of common stock at an aggregate cost of $198.4 million, which is an average cost per share of $71.13. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $331.0 million at September 30, 2024.
Subsequent to September 30, 2024, we repurchased 337,273 shares for $25.5 million at an average cost per share of $75.72. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program is $305.4 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$289,077	$282,979	$887,812	$884,835
Matured preneed revenue	173,759	172,272	542,488	533,678
Core funeral revenue	462,836	455,251	1,430,300	1,418,513
Non-funeral home revenue	23,214	21,949	69,765	63,651
Non-funeral home preneed sales revenue	26,923	32,009	85,141	109,140
Core general agency and other revenue	53,006	45,574	151,292	138,562
Total funeral revenue	565,979	554,783	1,736,498	1,729,866
Cemetery revenue:
Atneed revenue	106,965	110,214	324,390	328,450
Recognized preneed property revenue	203,376	214,585	628,223	625,985
Recognized preneed merchandise and services revenue	103,585	93,113	301,844	269,129
Core cemetery revenue	413,926	417,912	1,254,457	1,223,564
Other revenue	34,053	29,164	102,401	90,552
Total cemetery revenue	447,979	447,076	1,356,858	1,314,116
Total revenue from customers	$1,013,958	$1,001,859	$3,093,356	$3,043,982
Gross profit:
Funeral gross profit	$107,878	$109,747	$340,178	$374,750
Cemetery gross profit	144,761	143,936	444,589	429,495
Gross profit from reportable segments	252,639	253,683	784,767	804,245
Corporate general and administrative expenses	(43,732)	(33,213)	(124,055)	(112,294)
Gains on divestitures and impairment charges, net	3,515	2,542	4,755	10,187
Operating income	212,422	223,012	665,467	702,138
Interest expense	(65,804)	(61,512)	(194,540)	(174,904)
Losses on early extinguishment of debt	(25)	—	(25)	(1,114)
Other income, net	2,815	128	7,002	2,647
Income before income taxes	$149,408	$161,628	$477,904	$528,767
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2024	$961,866	$52,092	$1,013,958
2023	$950,750	$51,109	$1,001,859
Nine months ended September 30,
Revenue from external customers:
2024	$2,928,382	$164,974	$3,093,356
2023	$2,879,076	$164,906	$3,043,982
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2024 and December 31, 2023, we had self-insurance reserves of $105.1 million and $103.3 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on burial practice claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
Operational Claims. We are named as a defendant in various lawsuits alleging operational claims, including but not limited to the State of California described below.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. The parties have reached a settlement of the lawsuit that includes civil penalties of $23 million and provides certain preneed contract consumers the right to receive refunds. The court has approved the settlement, the civil penalties have been paid as of June 30, 2024, and the administrative claims process is underway. The claims period closed on October 7, 2024, and although customers may request refunds beyond that date, we maintain a reserve that we believe is sufficient to cover all costs related to the settlement. The settlement represents a compromise of contested claims and does not contain any admission of wrongdoing or fault on the part of the Company, its board of directors, or executive officers in the action settlement.
FORM 10-Q 25

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
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for the Company to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023 and 2024.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$117,827	$121,971	$367,294	$398,922
Weighted average shares:
Weighted average shares — basic	144,706	150,630	145,421	151,654
Stock options	1,452	1,602	1,499	1,842
Restricted share units	65	57	58	58
Weighted average shares — diluted	146,223	152,289	146,978	153,554
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.81	$0.81	$2.53	$2.63
Diluted	$0.81	$0.80	$2.50	$2.60
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Antidilutive options	754	891	693	313
26 Service Corporation International

PART II
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $164.2 million and $72.5 million for several business acquisitions during the nine months ended September 30, 2024 and 2023, respectively. This includes $2.3 million of cash acquired. In addition, we acquired $53.3 million and $41.1 million for several real estate acquisitions during the nine months ended September 30, 2024 and 2023, respectively.
In the third quarter of 2024, we acquired a total of 10 funeral homes and 2 cemeteries, including one combination location, for $123.4 million in total cash. This includes two separate acquisitions in major metropolitan markets for $120.6 million in cash.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the two separate acquisitions (in thousands):

Other current assets	$2,735
Cemetery property	1,972
Property and equipment, net	49,931
Preneed receivables, net and trust investments	50,028
Indefinite-lived intangible assets	24,316
Deferred charges and other assets	340
Cemetery perpetual care trust investments	9,223
Goodwill	72,664
Total assets acquired	211,209
Current liabilities	2,631
Deferred revenue and deferred receipts held in trust	60,060
Long-term debt	15,431
Deferred tax liability	2,688
Care trusts' corpus	9,223
Other liabilities	529
Total liabilities assumed	90,562
Net assets acquired	$120,647
The purchase accounting is preliminary as we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.
Goodwill, land, and certain identifiable intangible assets recorded in the acquisition are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $72.7 million in recognized goodwill, $59.1 million is deductible for tax purposes. Of this total, $25.8 million was allocated to our cemetery segment, while $46.9 million was allocated to our funeral segment. Tradenames comprise the identified intangible assets.
We incurred acquisition costs of $0.3 million, which is included in General and administrative expenses in our Consolidated Statement of Operations.
Pro forma summary results for the twelve months ended December 31, 2023 and the nine months ended September 30, 2024 have not been provided as it is impracticable to do so given the extent of integration activities to date.
FORM 10-Q 27

PART II
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item Gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Gains on divestitures, net	$7,445	$2,542	$9,764	$10,187
Impairment losses	(3,930)	—	(5,009)	—
Gains on divestitures and impairment charges, net	$3,515	$2,542	$4,755	$10,187
28 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2024, we operated 1,495 funeral service locations and 494 cemeteries (including 307 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our financial position is enhanced by our $16.0 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2024. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $680.8 million in the first nine months of 2024. As of September 30, 2024, we had $1,351.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at September 30, 2024. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of September 30, 2024 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.78
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
FORM 10-Q 29

PART I
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital allocation strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve additional economies of scale. We continue to pursue strategic acquisitions and build new funeral service and cemetery locations in areas that provide us with the potential for scale.
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
Operating Activities
Net cash provided by operating activities was $680.8 million and $591.5 million for the nine months ended September 30, 2024 and 2023, respectively.
The $89.3 million increase in operating cash flows from 2023 comprises:
•a $63.9 million decrease in cash tax payments,
•a $59.7 million increase in cash receipts from customers,
•a $39.6 million increase in General Agency (GA) commission and other receipts, and
•a $0.1 million decrease in employee compensation payments, partially offset by
•a $23.5 million increase in cash interest payments,
•a $16.8 million increase in vendor and other payments,
•a $18.8 million increase in net trust deposits, and
•a $14.9 million increase in payments for certain legal matters.
Investing Activities
Cash flows from investing activities used $484.6 million and $356.6 million for the nine months ended September 30, 2024 and 2023, respectively. The $128.0 million increased outflow in 2024 over 2023 is primarily due to the following:
•a $89.3 million increase in cash spent on business acquisitions,
•a $13.9 million increase in other investing activities primarily for investments in renewable energy tax credits,
•a $12.2 million increase in cash spent on real estate acquisitions,
•a $9.1 million increase in total capital expenditures which comprises:
•a $3.7 million net increase in maintenance capital expenditures, which includes:
•a $15.5 million decrease in expenditures for digital investments and corporate,
•a $10.6 million increase in expenditures for cemetery property development, and
•a $8.6 million increase in expenditures for capital improvements at existing field locations.
•a $5.4 million increase in expenditures for growth capital expenditures/construction of new funeral service locations.
•a $2.4 million decrease in net proceeds for Company-owned life insurance policies, and
30 Service Corporation International

PART I
•a $1.1 million decrease in cash receipts from divestitures and asset sales.
Financing Activities
Financing activities used $230.8 million for the nine months ended September 30, 2024 compared to using $262.2 million for the same period in 2023. The $31.4 million decreased outflow from 2024 over 2023 is primarily due to the following:
•a $142.8 million decrease in purchase of Company common stock,
•a $26.8 million increase in proceeds from exercises of stock options, partially offset by
•a $132.0 million increase in debt repayments, net of proceeds,
•a $5.3 million increase in payments of dividends, and
•a $0.9 million change in bank overdrafts and other.
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

	September 30, 2024	December 31, 2023
	(In millions)
Preneed funeral	$226.8	$67.8
Preneed cemetery:
Merchandise and services	135.6	141.3
Pre-construction	56.5	54.6
Bonds supporting preneed funeral and cemetery obligations	418.9	263.7
Bonds supporting preneed business permits	7.9	7.6
Other bonds	27.0	25.4
Total surety bonds outstanding	$453.8	$296.7
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
As of September 30, 2024, we had an increase of $161.7 million in surety bonds supporting preneed funeral obligations related to certain legal matters discussed in Part I, Item 1. Financial Statements, Note 9.
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
FORM 10-Q 31

PART I
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies for which we earn a commission as general sales agent for the insurance company. These general agency revenues are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is complete. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance-funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals. In early July 2024, we finalized our agreement to change our preferred preneed insurance provider in the United States, which will allow us to further utilize our scale and streamline our processes across our network.
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$174.4	$176.1	$548.9	$537.4
Sales production (number of contracts)(1)	29,127	28,284	89,050	87,128
General agency revenue	$59.3	$49.0	$163.3	$139.8
Maturities	$97.6	$93.0	$304.7	$291.5
Maturities (number of contracts)	15,680	15,005	48,671	47,202
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
32 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$121.1	$138.4	$391.3	$418.2
Sales production (number of contracts)	29,188	33,782	95,436	102,881
Maturities	$91.1	$93.0	$281.9	$280.6
Maturities (number of contracts)	20,217	20,072	63,214	63,230
Cemetery:
Sales production:
Preneed	$312.7	$322.2	$994.3	$981.5
Atneed	105.5	103.1	319.9	317.9
Total sales production	$418.2	$425.3	$1,314.2	$1,299.4
Sales production deferred to backlog:
Preneed	$150.9	$162.0	$467.8	$486.8
Atneed	73.6	72.1	228.4	224.6
Total sales production deferred to backlog	$224.5	$234.1	$696.2	$711.4
Revenue recognized from backlog:
Preneed	$113.1	$132.3	$335.1	$356.5
Atneed	74.7	78.2	230.1	233.2
Total revenue recognized from backlog	$187.8	$210.5	$565.2	$589.7
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at September 30, 2024 and December 31, 2023. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2024 and December 31, 2023. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 33

PART I

	September 30, 2024		December 31, 2023
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.75	$1.75	$1.70	$1.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.02	1.02	0.95	0.95
Deferred receipts held in trust	5.23	4.47	4.67	4.18
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.26)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.70	6.99	7.06	6.59
Backlog of insurance-funded revenue(1)	8.29	8.29	7.78	7.78
Total backlog of deferred revenue	$15.99	$15.28	$14.84	$14.37

Preneed receivables, net and trust investments	$6.77	$6.02	$6.19	$5.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.02	1.02	0.95	0.95
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.26)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.49	6.79	6.88	6.41
Insurance policies associated with insurance-funded deferred revenue (1)	8.29	8.29	7.78	7.78
Total assets associated with backlog of preneed revenue	$15.78	$15.08	$14.66	$14.19
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2024, the difference between the backlog and asset market amounts represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.39 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets partially offset by $1.54 billion in amounts due on delivered property and merchandise. As of September 30, 2024, the fair value of the total backlog comprised $4.58 billion related to cemetery contracts and $11.41 billion related to funeral contracts. As of September 30, 2024, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.59 billion related to cemetery contracts and $2.90 billion related to funeral contracts. As of September 30, 2024, the backlog of insurance-funded contracts of $8.29 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
34 Service Corporation International

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
As of September 30, 2024, approximately 98% of our trusts were under the control and custody of four large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), two for funeral and cemetery merchandise and service trust types and two for the cemetery perpetual care trust types, each with an independent trustee as custodian. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments, purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2024, the largest single equity position represented approximately 1% of the total securities portfolio.
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
FORM 10-Q 35

PART I
Trust Performance
During the nine months ended September 30, 2024, the Standard and Poor’s 500 Index increased 22.1% and the Bloomberg’s US Aggregate Bond Index decreased 4.5%. This compares to SCI trusts that returned 12.8% during the same period, which exceeded our internal custom benchmark. The SCI trusts have a diversified allocation of approximately 60% equities, 27% fixed income securities, 9% alternative and other investments with the remaining 5% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $134.3 million and $121.3 million for the nine months ended September 30, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $73.5 million and $63.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced over the trailing twelve month period.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine months ended September 30, 2024 and 2023
Three Months Ended September 30, 2024 and 2023
Management Summary
In the third quarter of 2024, we reported consolidated net income attributable to common stockholders of $117.8 million ($0.81 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2023 of $122.0 million ($0.80 per diluted share). These results were impacted by certain items including:

	Three months ended September 30,
	2024	2023
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$3.5	$2.5
Tax effect from significant items	$(1.1)	$(0.5)
Change in uncertain tax reserves and other	$0.1	$0.9
In addition to the above items, operating results are relatively flat over the prior year quarter. Also, higher interest expense and corporate general and administrative expenses were partially offset by a lower tax rate and lower share count.
36 Service Corporation International

PART I
Funeral Results

	Three months ended September 30,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$566.0	$554.8
Less: revenue associated with acquisitions/new construction	9.0	3.1
Less: revenue associated with divestitures	0.1	1.8
Comparable(1) funeral revenue	556.9	549.9
Less: non-funeral home preneed sales revenue	26.5	32.0
Less: core general agency and other revenue	52.7	45.1
Adjusted comparable funeral revenue	$477.7	$472.8
Comparable services performed	83,804	84,470
Comparable average revenue per service(2)	$5,700	$5,597

Consolidated funeral gross profit	$107.9	$109.7
Less: gross profit (loss) associated with acquisitions/new construction	1.0	(0.1)
Less: gross (loss) profit associated with divestitures	(0.5)	0.9
Comparable(1) funeral gross profit	$107.4	$108.9
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending September 30, 2024.
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
Funeral Revenue
Consolidated revenue from funeral operations was $566.0 million for the three months ended September 30, 2024 compared to $554.8 million for the same period in 2023. This $11.2 million increase is primarily attributable to the $5.9 million increase in revenue from acquired and newly constructed properties and the $7.0 million increase in comparable revenue.
Comparable revenue from funeral operations was $556.9 million for the three months ended September 30, 2024 compared to $549.9 million for the same period in 2023. This $7.0 million, or 1.3%, increase is primarily due to a $4.4 million increase in core funeral revenue and a $7.6 million increase in core general agency revenue and other revenue offset by a $5.5 million decrease in non-funeral home preneed sales revenue.
The core funeral revenue increased by $4.4 million, or 1.0%, primarily due to a favorable 2.1% increase in core average revenue per service. This core average growth was achieved in light of an increase in the core cremation rate of 30 basis points to 56.8%. Non-funeral home preneed sales revenue decreased by $5.5 million, or 17.2%, primarily due to a decline of non-funeral home preneed sales production of $8.1 million, or 10.4%, impacted by our transition from trust to insurance-funded contracts. Core general agency and other revenue grew $7.6 million, primarily due to growth in general agency revenue from higher commission rates, primarily as a result of our new preneed insurance marketing agreement.
Funeral Gross Profit
Consolidated funeral gross profit decreased $1.8 million, or 1.6%, for the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $1.5 million, or 1.4%. Comparable funeral gross profit decreased $1.5 million to $107.4 million and the comparable gross profit percentage decreased from 19.8% to 19.3%. The stability in gross profit, in light of modest revenue growth, reflects our continued focus on managing our fixed cost structure.
FORM 10-Q 37

PART I
Cemetery Results

	Three months ended September 30,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$448.0	$447.1
Less: revenue associated with acquisitions/new construction	1.4	0.4
Less: revenue associated with divestitures	—	0.1
Comparable(1) cemetery revenue	$446.6	$446.6

Consolidated cemetery gross profit	$144.8	$143.9
Less: gross loss associated with acquisitions/new construction	(0.1)	(0.4)
Comparable(1) cemetery gross profit	$144.9	$144.3
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending September 30, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $0.9 million, or 0.2%, for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a $1.0 million increase in revenue contributed by newly constructed and acquired properties.
The comparable cemetery revenue was flat to prior year primarily due to a $4.8 million decrease in core revenue, which was offset by a $4.8 million increase in other revenue. The decrease in core revenue was driven by a $3.5 million decline in atneed revenue combined with a $1.3 million decrease in total recognized preneed revenue. Growth in recognized preneed merchandise and service revenue of $10.3 million from higher quality sales averages maturing out of the backlog was offset by a decline of $11.6 million in recognized preneed property revenue. Other revenue was higher by $4.8 million, or 16.5%, compared to the prior year quarter primarily from an increase in endowment care trust fund income related to the expansion of our total return investment strategy in certain states.
Cemetery Gross Profit
Consolidated cemetery gross profit slightly increased $0.9 million, or 0.6%, in the three months ended September 30, 2024 compared to the same period in 2023, which is primarily attributable to a $0.3 million increase in gross profit contributed by newly constructed and acquired properties and a $0.6 million increase in comparable cemetery gross profit. Comparable cemetery gross profit slightly increased $0.6 million to $144.9 million, and the gross profit percentage increased to 32.4% from 32.3%. This growth in gross profit on relatively flat revenue reflects our continued focus on managing our fixed cost structure.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $43.7 million in the third quarter of 2024 compared to the third quarter of 2023 of $33.2 million. The current year third quarter was pressured by long-term incentive compensation plan expenses that were impacted by the growth in our stock price. Conversely, during the prior year third quarter we saw a decline in our stock price benefiting our long-term incentive compensation plan expenses.
Gains on Divestitures and Impairment Charges, Net
We recognized a $3.5 million net pre-tax gain on asset divestitures and impairments in the third quarter of 2024 compared to a $2.5 million net pre-tax gain in the third quarter of 2023 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense increased $4.3 million to $65.8 million for the third quarter of 2024 primarily due to higher average balances quarter over quarter on our floating rate debt.
Other Income, Net
Other income, net increased $2.7 million to $2.8 million for the three months ended September 30, 2024 primarily due to higher investment income from higher investment balances and new investment products compared to the prior year.
FORM 10-Q 38

PART I
Provision for Income Taxes
Our effective tax rate was 21.1% and 24.5% for the three months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the three months ended September 30, 2024 was primarily due to more excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three months ended September 30, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 146.2 million for the three months ended September 30, 2024 compared to 152.3 million for the same period in 2023. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2024 and 2023
Management Summary
In the first nine months of 2024, we reported consolidated net income attributable to common stockholders of $367.3 million ($2.50 per diluted share) compared to net income attributable to common stockholders for the same period in 2023 of $398.9 million ($2.60 per diluted share). These results were impacted by certain items including:

	Nine months ended September 30,
	2024	2023
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$4.8	$10.2
Pre-tax losses on early extinguishment of debt	$—	$(1.1)
Tax effect from significant items	$(1.6)	$(2.5)
Change in uncertain tax reserves and other	$1.0	$1.4
In addition to the above items, the decrease from the prior year is primarily due to lower funeral gross profit on lower services performed which was partially offset by slightly higher cemetery gross profit. Also, higher interest expense and corporate general and administrative expenses were partially offset by a lower tax rate and lower share count.
FORM 10-Q 39

PART I
Funeral Results

	Nine months ended September 30,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,736.5	$1,729.9
Less: revenue associated with acquisitions/new construction	20.7	4.9
Less: revenue associated with divestitures	1.6	4.4
Comparable(1) funeral revenue	1,714.2	1,720.6
Less: non-funeral home preneed sales revenue	84.3	109.1
Less: core general agency and other revenue	150.1	137.5
Adjusted comparable funeral revenue	$1,479.8	$1,474.0
Comparable services performed	261,755	267,261
Comparable average revenue per service(2)	$5,653	$5,515

Consolidated funeral gross profit	$340.2	$374.8
Less: gross profit associated with acquisitions/new construction	2.0	0.1
Less: gross profit (losses) associated with divestitures	0.1	0.4
Comparable(1) funeral gross profit	$338.1	$374.3
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending September 30, 2024.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $1,736.5 million for the nine months ended September 30, 2024, compared to $1,729.9 million for the same period in 2023. This $6.6 million increase is primarily attributable to $15.8 million of growth in revenue contributed by acquired and newly constructed properties offset by a $6.4 million decrease in comparable revenue as described below.
Comparable revenue from funeral operations was $1,714.2 million for the nine months ended September 30, 2024 compared to $1,720.6 million for the same period in 2023. The $6.4 million decrease was due to a $24.8 million decrease in non-funeral home preneed sales revenue, partially offset by an increase of $12.6 million in core general agency and other revenue.
Non-funeral home preneed sales revenue decreased by $24.8 million primarily due to a decline of non-funeral home preneed sales production of $10.5 million, or 4.5%, impacted by our transition from trust to insurance-funded contracts. Core general agency and other revenue grew $12.6 million, primarily due to growth in general agency revenue from higher commission rates, primarily as a result of our new preneed insurance marketing agreement.
Funeral Gross Profit
Consolidated funeral gross profit decreased $34.6 million, or 9.2%, in the first nine months of 2024 compared to the same period in 2023. This decrease is primarily attributable to the $36.2 million, or 9.7%, decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $36.2 million to $338.1 million and the comparable gross profit percentage decreased from 21.8% to 19.7%. This decrease is primarily due to the decline in revenue described above coupled with higher fixed costs, including the timing of incentive compensation costs compared to the prior year.
FORM 10-Q 40

PART I
Cemetery Results

	Nine months ended September 30,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$1,356.9	$1,314.1
Less: revenue associated with acquisitions/new construction	11.1	0.4
Less: revenue associated with divestitures	(0.1)	0.9
Comparable(1) cemetery revenue	$1,345.9	$1,312.8

Consolidated cemetery gross profit	$444.6	$429.5
Less: gross profit (loss) associated with acquisitions/new construction	6.2	(0.8)
Less: gross (loss) profit associated with divestitures	(0.2)	0.1
Comparable(1) cemetery gross profit	$438.6	$430.2
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending September 30, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $42.8 million, or 3.3%, for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a $33.1 million, or 2.5%, increase in comparable cemetery revenue and a $10.7 million increase in revenue contributed by newly constructed and acquired properties.
The $33.1 million, or 2.5%, increase in comparable cemetery revenue was primarily attributable to a $21.3 million increase in comparable cemetery core revenue. This increase was primarily a result of a $25.8 million increase in total recognized preneed revenue, which benefited from growth in comparable preneed sales production of $10.4 million, or 0.8%, and trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $15.1 million for the nine months ended September 30, 2024 compared to the same period in 2023, which is primarily attributable to a $8.4 million increase in comparable cemetery gross profit and a $7.0 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $430.2 million to $438.6 million, while the gross profit percentage decreased slightly from 32.8% to 32.6%. Although we experienced revenue growth, we continue to see increases in our fixed costs, primarily due to higher maintenance and the timing of incentive compensation costs compared to the prior year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $124.1 million for the nine months ended September 30, 2024 compared to $112.3 million for the same period in 2023. The current year and prior year were inversely impacted by long-term incentive compensation plan expenses that are tied to the changes in our stock price.
Gains on Divestitures and Impairment Charges, Net
We recognized a $4.8 million net pre-tax gain on asset divestitures and impairments in the nine months ended September 30, 2024 compared to a $10.2 million net pre-tax gain in 2023 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense increased $19.6 million to $194.5 million for the nine months ended September 30, 2024 primarily due to higher interest rates and higher average balances on our floating rate debt.
Other Income, Net
Other income, net increased $4.4 million to $7.0 million for the nine months ended September 30, 2024 primarily due to higher investment income from higher investment balances and new investment products compared to the prior year.
FORM 10-Q 41

PART I
Provision for Income Taxes
Our effective tax rate was 23.1% and 24.5% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024 was primarily due to more excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the nine months ended September 30, 2024 was higher than the federal statutory tax rate of 21.0% primarily due to state tax expense, partially offset by excess tax benefits recognized on the settlement of employee share-based awards.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 147.0 million for the nine months ended September 30, 2024 compared to 153.6 million for the same period in 2023. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 42

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
FORM 10-Q 43

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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2024 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2024 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2024 — July 31, 2024	133,896	$71.99	133,896	$342,429,864
August 1, 2024 — August 31, 2024	89,573	$74.88	89,573	$335,723,066
September 1, 2024 — September 30, 2024	60,105	$78.99	60,105	$330,975,140
	283,574		283,574

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
FORM 10-Q 45

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

October 31, 2024	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 47