Form 10-K
period 2024-12-31
SERVICE CORP INTERNATIONAL
filed 2025-02-13
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $9,987,915,411 based upon a closing market price of $71.13 on June 30, 2024 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 11, 2025 was 144,212,255 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2025 Annual Meeting of Stockholders (Part III).

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
Care Trusts' Corpus — The deposits and net realized capital gains included in the cemetery perpetual care trusts that may not be withdrawable. In certain states, some or all of the net realized capital gains can be distributed to us. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
Cemetery Perpetual Care Trust or Endowment Care Fund (ECF) — A trust fund established for the purpose of maintaining cemetery grounds and property into perpetuity. For these trusts, the corpus generally remains in the trust in perpetuity and the investment earnings or elected distributions are withdrawn regularly and are intended to defray our expenses incurred to maintain the cemetery. In certain states, some or all of the net realized capital gains can also be distributed. Additionally, some states generally allow a total return distribution that may contain elements of income, capital appreciation, and principal.
Cemetery Property — Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property items (constructed and ready to accept interments) and undeveloped land we intend to develop for the sale of interment rights. Includes the construction-in-progress balance during the pre-construction and construction phases of projects creating new developed property items.
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
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual who has been cremated. These products include cemetery property items that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, cremation niches, etc. They also include memorial walls and books where the name of the individual is inscribed but the remains have been scattered or kept by the family.
Cremation Niche — An aboveground burial space, in which a decedent's urn, containing their cremated remains and other keepsakes, is placed and sometimes sealed.
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
Interment — The burial or final placement of human remains in the ground (interment), in mausoleums (entombment), or in cremation niches or cremation memorialization property (inurnment).
FORM 10-K 3

Lawn Crypt — Cemetery property in which an underground outer burial receptacle constructed of concrete and reinforced steel has been pre-installed in designated areas.
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
Non-Funeral Home Preneed Sales Revenue — Non-funeral home general agency revenue and merchandise and travel protection revenue, net, sold to a preneed customer and delivered before a death has occurred.
Outer Burial Container — A reinforced container intended to inhibit the subsidence of the earth and house the casket after it is placed in the ground, also known as a burial vault.
Preneed — Purchase of cemetery property interment rights or any funeral or cemetery merchandise and services prior to death occurring or provision of products and services.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2024, we operated 1,493 funeral service locations and 496 cemeteries (including 308 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Human Capital Management
At December 31, 2024, we employed 17,685 full-time individuals and 7,268 part-time individuals. Of the full-time associates, 14,946 were employed in the funeral and cemetery operations and 2,739 were employed in corporate or other overhead areas of our business. Approximately 2.4% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary surveys in an effort to determine if we are meeting the needs and expectations of our workforce. As a result, we have been certified as a Great Place To Work since 2017 in the U.S. and since 2020 in Canada.
Associate Benefits
Eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2024 and 2023, there were 9,462 and 9,779 associates, respectively, who had elected to participate in our group health insurance plans.
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
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. We have developed programs such as our inclusive leadership training and Associate Resource Communities (ARCs). The ARCs, which are available to all associates, allow colleagues with similar backgrounds or interests to connect for networking, provide opportunities for mentorship, and support the communities and customers we serve. Our leadership team embraces the many backgrounds and perspectives that make each of us unique, which allows us to remain relevant to the families we serve.
FORM 10-K 5

PART I
Training and Development
We provide opportunities for career growth and supporting the personal and professional goals of our associates is a priority for us. Our associates have access to development programs and a robust online training portal offering thousands of courses, books, audiobooks, and videos. Additionally, associates can participate in mentoring programs and take advantage of discounts and tuition reimbursement through our many university partnerships. We are also proud to offer scholarship and apprentice programs to those interested in joining our profession.
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
Our operations are also subject to regulation, supervision, and licensing under numerous federal, state, and local laws and regulations as well as Canadian provincial laws and regulations. For example, state laws impose licensing requirements for funeral service locations and funeral directors and regulate preneed sales including our preneed trust activities. Our facilities are subject to environmental, health, and safety regulations. We take various measures to comply with the Funeral Rule and all laws and regulations. For example, we have established and maintain policies and procedures around our business practices; we provide training to our personnel; and we perform ongoing reviews of our compliance efforts. We believe we are currently in substantial compliance with the Funeral Rule and all laws and regulations.
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
In late 2006, we began a series of strategic acquisitions through 2013 by acquiring Alderwoods Group, Keystone North America, The Neptune Society, Inc. (Neptune), also now known as SCI Direct, and Stewart Enterprises, Inc. (Stewart). We continue to pursue strategic acquisitions with a focus on returns on invested capital and complete divestitures of non-strategic funeral homes and cemeteries. See Strategies for Growth within Part I, Item 1. Business for more information on how we invest capital to grow our business.
Funeral and Cemetery Operations
Our funeral service and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses. See Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, for financial information about our business segments and geographic areas.
We have the largest number of combination locations in North America. Funeral service/cemetery combination locations are businesses in which a funeral service location is physically located within or adjoining a cemetery that we own. Combination locations allow certain facility, personnel, and equipment costs to be shared between the funeral service location and a cemetery location. These locations also create synergies between funeral and cemetery sales personnel and give families added convenience to purchase both funeral and cemetery merchandise and services at a single location. Combination facilities typically are more cost competitive and have a higher gross margin than funeral and cemetery operations that are operated separately.
Funeral service locations provide all professional services related to funerals and cremations, including the use of funeral home facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles,
6 Service Corporation International

PART I
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
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $16.0 billion and $14.8 billion at December 31, 2024 and 2023, respectively.
The following table at December 31, 2024 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	34	13	47
Arizona	39	12	51
Arkansas	11	3	14
California	170	42	212
Colorado	29	11	40
Connecticut	21	—	21
Delaware	—	1	1
District of Columbia	1	—	1
Florida	140	64	204
Georgia	31	18	49
Hawaii	8	3	11
Idaho	1	—	1
Illinois	43	27	70
Indiana	48	14	62
Iowa	6	2	8
Kansas	8	5	13
Kentucky	12	4	16
Louisiana	33	11	44
Maine	8	—	8
Maryland	15	13	28
Massachusetts	27	—	27
Michigan	40	—	40
Minnesota	8	2	10
Mississippi	12	3	15
Missouri	25	10	35
Nebraska	8	2	10
Nevada	15	6	21
New Hampshire	4	—	4
New Jersey	21	—	21
New Mexico	1	1	2
New York	52	—	52
FORM 10-K 7

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
North Carolina	48	17	65
Ohio	48	14	62
Oklahoma	12	7	19
Oregon	14	4	18
Pennsylvania	25	16	41
Puerto Rico	6	9	15
Rhode Island	6	—	6
South Carolina	12	9	21
Tennessee	43	18	61
Texas	164	65	229
Utah	4	3	7
Virginia	37	24	61
Washington	35	15	50
West Virginia	6	6	12
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	37	11	48
Manitoba	4	3	7
New Brunswick	7	—	7
Nova Scotia	12	—	12
Ontario	42	—	42
Quebec	38	1	39
Saskatchewan	13	—	13
Total funeral service locations and cemeteries	1,493	496	1,989
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2024, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both financing and operating leases. At December 31, 2024, our 496 cemeteries contained a total of approximately 35,800 acres, of which approximately 66% was developed. Interment rights for approximately 2,000 acres of the developed acreage are unsold.
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
8 Service Corporation International

PART I
A map of our locations in North America is presented below:
FORM 10-K 9

PART I
Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 17% based on estimated total industry revenue. Our funeral business has low to moderate barriers to entry, whereas the cemetery business barriers to entry are high due to the requirement of land and permitting along with the requirement of sufficient capital to develop cemetery property. The success of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery. Competitive pricing, professional service and attention, and well-maintained locations are also important.
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

Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space which we are poised to benefit from. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we are already seeing the impact on our industry. Over the last five years, we have seen the impact of the Baby Boomers through the growth in both our preneed cemetery sales and our preneed funeral production. We expect to see a similar impact on our atneed results as these preneed contracts mature in the future. In every aspect of our business, we are listening and responding to our customer’s changing needs and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
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
Remaining Relevant to the Customer
Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether choosing burial or cremation, many Baby Boomers are redefining the traditional funeral by transitioning away from solemnly mourning a death to a more personalized celebration of life ceremony. We responded to this trend by spending capital to repurpose traditional casket selection rooms to event rooms that can accommodate a celebration, while also updating existing locations to more contemporary, uplifting spaces. During the arrangement, we offer a customer-friendly digital presentation of options that allows the customer to choose merchandise and services including unique celebration, catering, and celebrant services.
In our funeral segment, we focus on merchandise and services that are meaningful to both our burial and cremation customers. The growing trend of cremation has resulted in new product and service offerings, including cremation-specific service packages, which may or may not include memorialization. In addition, we have focused on making the entire cremation experience more meaningful for families, from the first point of contact to the return of a loved one’s ashes to the family.
In our cemetery segment, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer unique choices. From high-end family estates, many of which capture incredible views, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery merchandise and services, we have developed relevant products such as customized cemetery property offerings, and specialized graveside service options. We continue to embrace cremation offerings for customers in our cemetery segment offering an increased variety of cremation property options, including glass-front cremation niches and cremation gardens.
As we evolve to meet ever-changing customer preferences, we will continue to serve the numerous religious, ethnic, and cultural traditions important to many of our customers. We remain flexible to meet the varying needs of customers, demonstrating our resolve to remain relevant to changing customer preferences.
10 Service Corporation International

PART I
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been influencing both our funeral and cemetery preneed sales for several years and are beginning to positively affect the growth of our preneed funeral sales programs. Our highly trained sales force of approximately 3,600 counselors provide customers with informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, driving future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. We have adopted a more sophisticated and targeted marketing approach, and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. In addition, our increased digital presence has provided significant growth in our digital lead channels over the last several years.
Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we leverage our scale by developing our sales organization and with the use of technology through out our network. As our preneed backlog grows from the development of our sales organization, the backlog also realizes scale benefits from the ability to grow trust portfolios and from our our preferred preneed insurance provider agreement. Our scale also enables cost efficiencies through purchasing power and utilizing economies of scale through our supply chain channel. During the COVID-19 pandemic, we were able to continue to operate without any major disruptions to our business, which highlights the strength of our scale.
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow-up campaigns. We continue to diversify our sales force to understand and serve the numerous religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes, along with the selling tools we have available, attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in an efficient manner to bolster preneed sales growth.
Preneed Backlog Scale Benefits
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us to grow future revenue in a more efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns to help offset inflation. In July 2024, we finalized our agreement to change our preferred preneed insurance provider in the United States, which will allow us to further utilize our scale and streamline our processes across our network. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also helps our ability to grow our preneed backlog in a cash flow neutral manner as general agency commissions on our preneed insurance sales offset associated selling compensation for both preneed trust and insurance sales.
Optimizing Our Network and Deploying Customer-Facing Technology
We continue driving operational discipline and leverage our scale through standardizing processes and capitalizing on new technologies to improve the customer experience. Our advancements in technology are changing the way we present our product and service offerings to customers. Our atneed point of sale system, HMIS+, uses a digital platform enabled with high resolution video and photographs to create a seamless presentation of our products and service offerings. Our mobile preneed sales system, Beacon, provides customers with a full digital presentation experience in their home or other place of their choosing.
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
We have reduced the time it takes to receive customer feedback through digital surveys. Online reviews provide visibility of customer engagement at the location level and shorten our response time in addressing any customer concerns. We have established a social media presence for many of our funeral and cemetery businesses, including the ability to livestream services at many of our locations. These digital efforts have resulted in favorable customer satisfaction ratings and increased digital sales leads over the last several years. We are encouraged by the increased digital opportunities and we are making great strides with internal projects leveraging technology and simplifying nearly every facet of service delivery.

FORM 10-K 11

PART I
Capital Allocation
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our strong liquidity, favorable debt maturity profile, and robust cash flow generation enables us to continue our long-standing commitment to allocate capital to opportunistically grow our business and enhance shareholder value. Typically, our highest relative return opportunities come from acquisitions and the construction of funeral service and cemetery locations.
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can benefit from additional economies of scale. Over the last several years, we have deployed significant growth capital spend on new funeral service and cemetery locations and related real estate, enlarging our footprint into new communities as well as expanding existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve Baby Boomers through our tiered cemetery options. Additionally, we acquire land for future cemetery development in some of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come. In 2024, we invested $181.2 million in acquiring 26 funeral service locations and 6 cemeteries, which included 3 combination locations. In addition, we spent $62.1 million for several real estate acquisitions that will be utilized for new funeral service or cemetery locations during the twelve months ended December 31, 2024.
Return Excess Cash to Shareholders
In addition to any strategic acquisition or new build opportunities, we continue to return cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.30 per common share at the end of 2024. We target a dividend payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. Subsequent to December 31, 2024, we repurchased 467,208 shares for $36.3 million at an average cost per share of $77.74.
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
12 Service Corporation International

PART I
Executive Officers of the Company
The following table sets forth, as of February 13, 2025, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	59	Chairman of the Board and Chief Executive Officer	1999
Sumner J. Waring, III	56	President	2002
Eric D. Tanzberger	56	Executive Vice President, Chief Financial Officer	2000
Lori Spilde	54	Senior Vice President, General Counsel and Secretary	2019
Elisabeth G. Nash	63	Senior Vice President, Operations Services	2004
John H. Faulk	49	Senior Vice President, Chief Operating Officer	2010
Tammy R. Moore	57	Vice President and Chief Accounting Officer	2010
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
Mr. Waring was named President in 2024, maintaining indirect oversight of operations and assuming responsibility for sales and marketing. He joined SCI in 1996 as Area Vice President of Operations when SCI acquired his family's funeral business. He was appointed President of the Northeast Region in 1999 and President of the Pacific Region in September 2001. In September 2002, Mr. Waring was appointed Vice President, Western Operations, a position he held until May 2004 when he was appointed Vice President, Major Market Operations. He was promoted to Senior Vice President in 2006 and in July 2008, Mr. Waring's responsibilities were expanded to include business development. In 2015, he was named Senior Vice President, North American Operations and in 2019, he was named Senior Vice President, Chief Operating Officer. Mr. Waring holds a bachelor's degree in business administration from Stetson University, a degree in mortuary science from Mount Ida College, and a master's degree in business administration from the University of Massachusetts Dartmouth. Mr. Waring serves on the Board of Directors of BankFive and the Greater Houston Partnership.
Mr. Tanzberger was named Executive Vice President and Chief Financial Officer in 2024. In addition to his current responsibilities, he will now oversee business development, including mergers and acquisitions, construction and real estate, as well as pricing and revenue development. He was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. In 2022, his responsibilities were expanded to include information technology. Before joining SCI, Mr. Tanzberger began his financial career at Coopers and Lybrand LLP. Mr. Tanzberger holds a Bachelor of Business Administration degree from the University of Notre Dame. Mr. Tanzberger is currently a member of the Board of Directors and Chair of the Audit Committee of Sanara MedTech Inc. (NASDAQ: SMTI). He is also a current member of the Executive Committee and the Audit Committee Chair of the United Way of Greater Houston. Mr. Tanzberger is a former member of the Board of Trustees of Junior Achievement of Southeast Texas and the National Funeral Directors Association Funeral Service Foundation.
Ms. Spilde was named Senior Vice President, General Counsel and Secretary in 2023. She joined SCI in 2000 with the acquisition of American Memorial Life Insurance Company. She began her tenure with the Company in operations. In 2006, she was promoted and her role shifted to managing legal affairs for Mergers & Acquisitions, Antitrust, and Real Estate. In 2018, her role was expanded to include oversight of Company SEC filings and responsibility for the corporate secretarial function. She was promoted to her previous role as Vice President and Deputy General Counsel in 2019. Ms. Spilde holds a master's degree in business administration from The University of Texas. She also earned Juris Doctor, Master of Arts, and bachelor's degrees from the University of South Dakota.
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
Mr. Faulk was named Senior Vice President and Chief Operating Officer in 2024 and oversees SCI’s funeral and cemetery operations. He joined SCI in March 2010 as Vice President, Business Development, to oversee the Company's strategic growth, including mergers and acquisitions, real estate, and construction. In 2018, he was named Senior Vice President of
FORM 10-K 13

PART I
Revenue and Business Development. His promotion expanded his role to include setting direction for the company’s pricing and cemetery development functions. Prior to joining the Company, Mr. Faulk worked for Bain & Company, Inc. where he helped Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a master's degree in business administration from the Darden Graduate School of Business at the University of Virginia and a bachelor's degree in electrical engineering from the University of Virginia.
Mrs. Moore was named Vice President and Chief Accounting Officer in 2010 and oversees general accounting, trust and technical accounting, internal and external reporting, and customer service. She joined the Company in August 2002 as Manager of Financial Reporting and was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio and a Master of Accounting degree from the Kenan-Flagler Business School at the University of North Carolina. Since 2019, Mrs. Moore serves on the Board of Regents of Commonwealth Institute of Funeral Service.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2024	2023	2022
Preneed funeral merchandise and service trust funds	12.3%	16.5%	(11.5)%
Preneed cemetery merchandise and service trust funds	12.5%	16.9%	(11.8)%
Cemetery perpetual care trust funds	11.9%	15.3%	(11.0)%
Combined trust funds	12.3%	16.3%	(11.5)%
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
If the investments in our trust funds experience significant declines in 2025 or subsequent years or in a high inflation environment, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or maintaining our cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2024, no such charge was required in any reported period.
14 Service Corporation International

PART I
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, from our trust funds prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2024, we had unrealized losses of $2.6 million in the various trusts within these states, but no such replenishment is currently expected to be required.
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
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our services. The recent existence of higher inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced modest cost increases from certain vendors and suppliers on merchandise and goods and may continue to experience additional cost increases in the future, which could be of greater magnitude than those experienced to date. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Our results may be adversely affected by significant weather events, natural disasters, catastrophic events or public health crises.
Three of our largest states by total revenue are California, Texas, and Florida, areas where natural disasters may be prevalent. Significant weather events in these states or other key areas where our operations are concentrated, natural or other disasters, wildfires, and unforeseen public health crises, such as pandemics and epidemics, could disrupt our business through injury or illness to our associates or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, disrupt access to scarce resources such as water supply or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
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
FORM 10-K 15

PART I
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
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $277.4 million into state-mandated trust accounts as of December 31, 2024. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
The financial condition of third-party insurance companies that fund our preneed contracts may impact our future revenue.
Where permitted by state law, customers may arrange their preneed contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to us as payment for their preneed contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions, strategic transactions, or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, if we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our failure to attract and retain qualified sales personnel and licensed funeral professionals could have an adverse effect on our business and financial condition.
Our ability to attract and retain a qualified sales force, licensed funeral professionals and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force and licensed funeral professionals must be particularly sensitive to our customers’ needs. We cannot give assurance that we will be successful in our efforts to attract and retain a skilled sales force and licensed funeral professionals. Furthermore, the stringent licensing standards required for funeral professionals under various state regulations create a significant barrier to entry and make it especially challenging to find enough qualified talent. If we are unable to maintain a qualified and productive sales force and team of licensed funeral professionals, our revenues may decline and our cash available for distribution may decrease.
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $396.0 million as of December 31, 2024, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Any failure to protect personal information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
In the ordinary course of our business, we and our vendors receive and retain personal information about our customers, their loved ones, our associates, and our vendors, in both physical and electronic formats, with the expectation that we will adequately protect that information. In addition, our online website operations depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. New laws and regulations governing data privacy, security, cybersecurity, and information security, including legislation in several U.S. states and Canadian provinces, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities. A significant theft, loss, or fraudulent use of the personally identifiable information we maintain or failure of our vendors to use or maintain such data in accordance with contractual provisions could result in significant costs, fines, litigation, and reputational damage. Additionally, if we acquire a company that is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties.
We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that increasingly sophisticated cyberattacks might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. The rapid advancement and widespread adoption of artificial intelligence technologies, combined with emerging innovations and the increasing frequency and sophistication of cyberattacks, could substantially elevate cybersecurity risks for us and our vendors, associates, contractors or third parties with whom we do business. Further, our associates, contractors, or third parties with whom we do business may attempt to circumvent our security measures to misappropriate such information and may purposefully or inadvertently cause a breach, corruption, or data loss involving such information. A breach of our security measures or failure in our backup systems could adversely affect our reputation with our customers and their loved ones, our associates, and our vendors; as well as our operations, results of operations, financial condition, and cash flows; and could result in litigation or penalties.
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
FORM 10-K 17

PART I
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
Generally, life expectancy in North America has increased steadily and is expected to continue to do so in the future, absent events related to pandemics or similar outbreaks. Additionally, there is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2024, 63.8% of the comparable services we performed were cremation cases compared to 63.1% and 61.3% performed in 2023 and 2022, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
We are dependent on our supply chain to supply merchandise to our funeral home and cemetery locations. If our fulfillment network does not operate properly, if a supplier fails to deliver on its commitments, or if delivery networks have difficulty providing capacity to meet demands for their services, we could experience merchandise delivery delays or increased delivery costs, which could lead to lost sales and decreased customer confidence, and adversely affect our results of operations. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain,due to inflation, natural disasters, pandemics, changes to trade policy or other matters, could adversely affect our results of operations. We cannot predict how changes to trade policy may affect trade agreements or tariffs, nor can we predict the effects that any such changes would have on our supply chain.
Regulatory and Legal Risks
Regulation and compliance could have a material adverse impact on our financial results.
Our operations are subject to regulation, supervision, and licensing requirements under numerous foreign, federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery merchandise and services, and various other aspects of our business. The funeral industry is regulated at the federal level by the FTC, which has been under review by the FTC since 2020. We are also subject to financial and compliance audits of preneed sales practices and state trust funds. Our facilities are also subject to stringent health, safety, and environmental regulations. In particular, cremation and embalming facilities are subject to stringent health and environmental regulations and there are associated risks of investigations from regulatory authorities or incidental non-compliance with such regulations. Our pay practices, including wage and hour overtime pay, are subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us.
In addition, from time to time, amended, added or reinterpreted regulations could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, require the escheatment of trust funds, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral service locations and cemeteries in the same market. Similarly, more stringent permitting or other environmental regulations, if adopted, could increase our costs. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
FORM 10-K 19

PART I
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
In the ordinary course, our businesses have sold preneed funeral and cemetery contracts for decades. To the extent these contracts will not be funded with the assignment of the proceeds of life insurance policies, depending on applicable state laws, we could be responsible for escheatment of the portion of the funds paid that relate to contracts which we are unlikely to fulfill. For additional information, see Unclaimed Property Audit in Note 9 in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K. The application of unclaimed property laws could have a material adverse effect on our liquidity, cash flows, and financial results.
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
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity risk management is integrated into our broader enterprise risk management system, and cybersecurity risk is strategically reviewed, monitored and managed alongside other enterprise risks on a regular basis. Our information security program is designed to evaluate, identify, and manage risks from cybersecurity threats and vulnerabilities, including malware, phishing, hacking, social engineering, data breaches, and emerging risks associated with artificial intelligence. Our program is regularly assessed using the NIST Cybersecurity Framework, and mandatory information security training is provided to our employees. Our information security team is empowered to assess and address cybersecurity risks in close collaboration with the operational teams. This forward-thinking strategy ensures that cybersecurity risk management awareness informs each stage of the business decision-making process.
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
20 Service Corporation International

PART I
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
Management’s Role in Managing Cybersecurity Risk
The Assistant Vice President, Information Technology Security, who also functions as the company's data protection officer, reports to the Vice President of Information Technology and is responsible for briefing the Audit Committee on information security risks. The AVP, IT Security provides comprehensive briefings to the Audit Committee on a quarterly basis. These briefings highlight various cybersecurity topics, including new cybersecurity threats, incidents, risks, risk management solutions, strategy pivots, or proposed governance changes.
Risk Management Expertise
With over 23 years of experience working on information technology and cybersecurity teams, the AVP, IT Security is the lead architect of the company’s security infrastructure. In his role, the AVP, IT Security has built and developed effective and lasting information security solutions, establishing a robust framework of technical, administrative and physical controls while providing stakeholders such as executive management, operations leadership and legal counsel clear and constant visibility into rapidly evolving business threats. The AVP, IT Security is responsible for detecting known and potential cybersecurity incidents, leading cybersecurity incident investigations, and ensuring that cybersecurity incidents are reported timely, promptly escalated and resolved in accordance with the Company cybersecurity incident response plan. The AVP, IT Security is a Certified Information Security Manager and his cybersecurity expertise is a valuable resource for Company executive leadership and the Board.
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
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
FORM 10-K 21

PART I
Item 4. Mine Safety Disclosures
Not applicable.
22 Service Corporation International

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2024, there were 2,939 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2024, we had 144,694,887 shares outstanding, net of 1,973,702 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
The following graph assumes the total return on $100 invested on December 31, 2019, in SCI Common Stock, the S&P 500 Index, the S&P MidCap 400 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc. and Matthews International Corp. Total return data assumes reinvestment of dividends.
For equity compensation plan information, see Part III of this Form 10-K.
FORM 10-K 23

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2024 — October 31, 2024 (1)	351,558	$75.72	337,273	$305,436,818
November 1, 2024 — November 30, 2024 (2)	54,657	$85.71	54,341	300,779,114
December 1, 2024 — December 31, 2024	244,171	$82.76	244,171	280,570,967
	650,386		635,785
(1) Includes 14,285 shares purchased in October 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans.
(2) Includes 316 shares purchased in November 2024 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2024, we operated 1,493 funeral service locations and 496 cemeteries (including 308 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 700,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $16.0 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2024. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services as our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers. We believe the presentation of these additional merchandise and services through our customer-facing technology improves our customers' experience by reducing administrative burdens and allowing them to visualize the enhanced product and service offerings, which we believe will help drive increases in the average revenue for a cremation in future periods.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2023, see Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2023, filed with the Securities and Exchange Commission on February 13, 2024.
24 Service Corporation International

PART II
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $944.9 million in 2024. In addition, as of December 31, 2024, we have $1,341.0 million in borrowing capacity under our revolving credit facility. As of December 31, 2024, we had $83.9 million in current maturities of long-term debt, which primarily consist of the current amounts due on our term loan, mortgage notes and other debt, and finance leases.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at December 31, 2024. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirements and actual ratio as of December 31, 2024 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.65
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
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital investment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital by a meaningful margin. We target businesses with favorable customer dynamics and/or where we can achieve the benefits of economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for additional scale. In 2024, we invested $181.2 million in acquiring 26 funeral service locations and 6 cemeteries, which included 3 combination locations.
Return Excess Cash to Shareholders. In addition to any strategic acquisition or new build opportunities, we continue to return cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.30 per common share at the end of 2024. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. Subsequent to December 31, 2024, we repurchased 467,208 shares for $36.3 million at an average cost per share of $77.74.
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
Operating Activities
Net cash provided by operating activities was $944.9 million and $869.0 million for the years ended December 31, 2024, and 2023, respectively.
FORM 10-K 25

PART II
The $75.9 million increase in operating cash flow during 2024 comprises:
•a $66.4 million increase in General Agency (GA) commission and other receipts,
•a $62.9 million decrease in cash tax payments, and
•a $54.6 million increase in cash receipts from customers, partially offset by
•a $35.4 million increase in net trust deposits,
•a $30.0 million increase in employee compensation payments,
•a $16.2 million increase in payments for certain legal matters,
•a $13.0 million increase in vendor and other payments,
•a $11.1 million increase in cash interest payments, and
•a $2.3 million increase in restructuring payments.
Investing Activities
Cash flows from investing activities used $620.9 million and $469.4 million, in 2024, and 2023, respectively. The $151.5 million increased outflow from 2024 over 2023 is primarily due to the following:
•a $108.7 million increase in cash spent on business acquisitions,
•a $27.3 million increase in total capital expenditures, which comprises:
•a $23.4 million increase in maintenance capital expenditures, consisting of:
•a $20.2 million increase in expenditures for capital improvements at existing field locations,
•a $11.8 million increase in expenditures for cemetery property development,
•a $8.6 million decrease in expenditures for digital investments and corporate,
•a $3.9 million increase for growth capital expenditures/construction of new funeral service locations
•a $7.3 million increase in other investing activities primarily for investments in renewable energy tax credits,
•a $5.7 million increase in cash spent on real estate acquisitions,
•a $1.4 million decrease in cash receipts from divestitures and asset sales, and
•a $1.1 million decrease in proceeds for Company-owned life insurance policies, net of repayments.
Financing Activities
Financing activities used $319.6 million in 2024 compared to $381.1 million in 2023. The $61.5 million decreased outflow from 2024 over 2023 is primarily due to the following:
•a $291.1 million decrease in the purchase of Company common stock, and
•a $32.5 million increase in proceeds from exercises of stock options, partially offset by
•a $253.3 million increase in debt repayments, net of proceeds,
•a $6.3 million increase in payments of dividends, and
•a $2.5 million change in bank overdrafts and other.

Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Debt & Finance Leases
As of December 31, 2024, we had $4.8 billion in aggregate principal outstanding on our notes, term loan, revolving credit facility, finance leases, mortgage notes, and other debt (collectively "debt and finance leases"), of which $83.9 million is payable in the next twelve months. The aggregate principal excludes $44.0 million in unamortized non-cash debt issuance costs and original issuance discounts and premiums. Future interest payments associated with the debt and finance leases
26 Service Corporation International

PART II
total $1.2 billion, of which $239.2 million is payable in the next twelve months. For further information on our debt and finance leases see Note 6 and Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
Operating Leases
We have operating lease agreements for funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. As of December 31, 2024, we had fixed lease payment obligations of $69.0 million, of which $10.1 million is due in the next twelve months. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
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

	Years Ended December 31,
	2024	2023
	(In millions)
Preneed funeral	$226.8	$67.8
Preneed cemetery:
Merchandise and services	135.6	141.3
Pre-construction	56.4	54.6
Bonds supporting preneed funeral and cemetery obligations	418.8	263.7
Bonds supporting preneed business permits	8.1	7.6
Other bonds	27.5	25.4
Total surety bonds outstanding	$454.4	$296.7
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
As of December 31, 2024, we had an increase of $161.7 million in surety bonds supporting preneed funeral obligations related to certain legal matters discussed in Note 9 in Part II, Item 8. Financial Statements and Supplementary Data.
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
FORM 10-K 27

PART II
unfulfilled insurance-funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals.
The table below details our results of insurance-funded preneed production and maturities.

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$725.0	$704.8
Sales production (number of contracts) (1)	120,434	113,095
General agency revenue	$232.5	$185.6
Maturities	$408.0	$394.5
Maturities (number of contracts)	65,202	63,839
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
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$480.0	$541.5
Sales production (number of contracts)	113,686	132,268
Maturities	$378.0	$372.7
Maturities (number of contracts)	84,373	84,572
Cemetery:
Sales production:
Preneed	$1,356.3	$1,333.9
Atneed	425.9	421.9
Total sales production	$1,782.2	$1,755.8
Sales production deferred to backlog:
Preneed	$636.7	$651.6
Atneed	301.1	297.2
Total sales production deferred to backlog	$937.8	$948.8
Revenue recognized from backlog:
Preneed	$485.8	$503.0
Atneed	304.5	307.3
Total revenue recognized from backlog	$790.3	$810.3
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2024 and 2023. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2024 and 2023. The
28 Service Corporation International

PART II
backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	December 31, 2024		December 31, 2023
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.76	$1.76	$1.70	$1.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.99	0.99	0.95	0.95
Deferred receipts held in trust	5.16	4.50	4.67	4.18
Allowance for cancellation on trust investments	(0.27)	(0.24)	(0.26)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.64	7.01	7.06	6.59
Backlog of insurance-funded revenue (1)	8.37	8.37	7.78	7.78
Total backlog of deferred revenue	$16.01	$15.38	$14.84	$14.37

Preneed receivables, net and trust investments	$6.74	$6.08	$6.19	$5.70
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.99	0.99	0.95	0.95
Allowance for cancellation on trust investments	(0.27)	(0.24)	(0.26)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.46	6.83	6.88	6.41
Insurance policies associated with insurance-funded deferred revenue (1)	8.37	8.37	7.78	7.78
Total assets associated with backlog of preneed revenue	$15.83	$15.20	$14.66	$14.19
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of December 31, 2024, the difference between the backlog and total assets at fair value represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.38 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.57 billion in amounts due on delivered property and merchandise. As of December 31, 2024, the fair value of the total backlog comprised $4.56 billion related to cemetery contracts and $11.45 billion related to funeral contracts. As of December 31, 2024, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.61 billion related to cemetery contracts and $2.85 billion related to funeral contracts. As of December 31, 2024, the backlog of insurance-funded contracts of $8.37 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
FORM 10-K 29

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
As of December 31, 2024, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2024, the largest single equity position represented less than 1% of the total securities portfolio.
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
30 Service Corporation International

PART II
Trust Performance
During the year ended December 31, 2024, the Standard and Poor’s 500 Index increased 25.0% and the Bloomberg’s US Aggregate Bond Index increased 1.3%. This compares to the SCI trusts that increased 12.3% during the same year-end period, which exceeded our internal custom benchmarks. The SCI trusts have a diversified allocation of approximately 59% equities, 27% fixed income securities, 10% alternative and other investments with the remaining 4% in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $185.7 million and $158.2 million for the years ended December 31, 2024 and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $96.4 million and $86.6 million for the years ended December 31, 2024 and 2023, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2024 and 2023
Management Summary
In 2024, we reported consolidated net income attributable to common stockholders of $518.6 million ($3.53 per diluted share) compared to net income attributable to common stockholders in 2023 of $537.3 million ($3.53 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2024	2023
	(In millions)
Pre-tax (loss) gain on divestitures and impairment charges, net	$(12.5)	$9.8
Pre-tax loss on early extinguishment of debt, net	$—	$(1.1)
Pre-tax estimate of reduction in legal reserve (1)	$20.3	$—
Pre-tax estimate of restructuring charge	$(11.5)	$—
Tax effect from significant items	$0.4	$(2.3)
Change in uncertain tax reserves and other (2)	$4.0	$1.6
(1)    The fourth quarter of 2024 includes a reduction of our legal reserve of $20.3 million related to previously disclosed legal matters in California that have now been resolved.
(2)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the decrease over the prior year is due to lower gross profit from lower services performed combined with higher expenses, including facility and maintenance expenses from natural disasters. Additionally, fewer shares outstanding and a lower tax rate helped to offset the impact of higher interest.
FORM 10-K 31

PART II
Funeral Results

	Years Ended December 31,
	2024	2023
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,324.2	$2,303.0
Less: revenue associated with acquisitions/new construction	34.5	8.7
Less: revenue associated with divestitures	2.1	5.6
Comparable(1) funeral revenue	2,287.6	2,288.7
Less: non-funeral home preneed sales revenue	103.5	134.7
Less: core general agency and other revenue	211.3	180.2
Adjusted comparable funeral revenue	$1,972.8	$1,973.8
Comparable services performed	347,894	356,782
Comparable average revenue per service(2)	$5,671	$5,532

Consolidated funeral gross profit	465.3	497.1
Less: gross profit associated with acquisitions/new construction	1.5	0.5
Less: gross loss associated with divestitures	(0.3)	(0.1)
Comparable(1) funeral gross profit	$464.1	$496.7
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2023 and ending December 31, 2024.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $2,324.2 million for the year ended December 31, 2024, compared to $2,303.0 million in 2023. This $21.2 million, or 0.9%, increase in revenue is primarily attributable to a $25.8 million increase in revenue contributed by newly constructed and acquired properties, partially offset by a $1.1 million decrease in comparable funeral revenue.
Comparable revenue from funeral operations was $2,287.6 million for the year ended December 31, 2024 compared to $2,288.7 million in 2023. Our comparable funeral services performed decreased 2.5%, which was primarily offset by a 2.5% growth in the comparable average revenue per service. Our total comparable cremation rate increased 70 basis points to 63.8% for the year ended December 31, 2024. Non-funeral home preneed sales revenue decreased by $31.1 million primarily due to a decline of non-funeral home preneed sales production impacted by our transition from trust to insurance-funded contracts. Core general agency and other revenue grew $31.1 million, primarily due to growth in general agency revenue from higher commission rates, primarily as a result of our new preneed insurance marketing agreement.
Funeral Gross Profit
Consolidated funeral gross profit decreased $31.8 million, or 6.4%, in 2024 compared to 2023. This decrease is primarily attributable to the decrease in comparable funeral gross profit of $32.6 million, or 6.6%. Comparable funeral gross profit decreased $32.6 million to $464.1 million and the comparable gross profit percentage decreased 140 basis points from 21.7% to 20.3%. This decrease in gross profit is due to the decline in revenue mentioned above combined with higher employee-related inflationary costs, higher overhead costs including incentive compensation costs, and higher facility costs on increased maintenance expenses from damages incurred at locations impacted by natural disasters during the year.
32 Service Corporation International

PART II
Cemetery Results

	Years Ended December 31,
	2024	2023
	(In millions)
Consolidated cemetery revenue	$1,862.2	$1,796.7
Less: revenue associated with acquisitions/new construction	14.5	0.2
Less: revenue associated with divestitures	(0.2)	1.8
Comparable(1) cemetery revenue	$1,847.9	$1,794.7

Consolidated cemetery gross profit	$625.4	$594.7
Less: gross profit (loss) associated with acquisitions/new construction	7.5	(2.0)
Less: gross (loss) profit associated with divestitures	(0.3)	1.0
Comparable(1) cemetery gross profit	$618.2	$595.7
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2023 and ending December 31, 2024.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $65.5 million, or 3.6%, in 2024 compared to 2023 primarily due to a $53.2 million, or 3.0%, increase in comparable cemetery revenue and a $14.3 million increase in revenue contributed by newly constructed and acquired properties.
The $53.2 million increase in comparable cemetery revenue was primarily attributable to a $42.0 million increase in comparable cemetery core revenue. This increase was primarily a result of a $45.1 million increase in recognized preneed revenue, which benefited from growth in comparable preneed sales production and trust fund income. Additionally, comparable other revenue increased $11.3 million, primarily from higher endowment care trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $30.7 million, or 5.2%, in 2024 compared to 2023 and is primarily attributable to an increase in comparable cemetery gross profit of $22.5 million, and an increase in gross profit contributed by newly constructed and acquired properties of $9.5 million. Comparable cemetery gross profit increased $22.5 million to $618.2 million, and the gross profit percentage increased 30 basis points from 33.2% to 33.5% as the growth in comparable cemetery revenue more than offset higher overhead costs, including incentive compensation, and increased maintenance expenses from damages incurred at locations impacted by natural disasters during the year.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $139.0 million in 2024 compared to $157.4 million in 2023. During the fourth quarter, we recognized a $20.3 million reduction in our California legal reserve as the primary claim period expired. Adjusting for the $20.3 million, corporate general and administrative expenses grew $1.9 million due to higher employee-related inflationary costs.
Restructuring Charge
During the fourth quarter of 2024, we recognized $11.5 million in restructuring charges, which included the retirements and position eliminations of various home office positions as part of ongoing cost management.
Gain and Loss on Divestitures and Impairment Charges, Net
We recognized a $12.5 million net pre-tax loss and a $9.8 million net pre-tax gain on asset divestitures and impairments in 2024 and 2023, respectively, which includes the net impact from the sale of non-essential real estate and businesses as well as impairment of long-lived assets and intangibles.
Interest Expense
Interest expense increased $18.3 million to $257.8 million in 2024 primarily due to higher interest rates on our floating rate debt as well as higher debt balances. Our floating rate debt carried a weighted average interest rate of 7.34% for the full year 2024, which is 23 basis points higher than the weighted average rate for our floating rate debt for the full year 2023 of 7.11%.
FORM 10-K 33

PART II
Provision for Income Taxes
The 2024 consolidated effective tax rate was 23.2%, compared to 24.1% in 2023. The decrease in the effective tax rate in 2024 was primarily due to an increase in excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the year ended December 31, 2024 was higher than the federal statutory tax rate of 21% primarily due to state and foreign income taxes.
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
Our goodwill impairment test involves certain estimates and management judgment. We perform our goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using an income approach. The income approach, which is a discounted cash flow method, uses projections of
34 Service Corporation International

PART II
future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
As of December 31, 2024, foreign withholding taxes have not been provided on the estimated $254.8 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $13.2 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2021, and we are not currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2022. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $0.4 million within the next twelve months as a result of the resolution of certain state tax matters.
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between the time claim occurs and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves. As of December 31, 2024, insurance loss reserves were $105.8 million.
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
36 Service Corporation International

PART II
Cost and market values as of December 31, 2024 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2024 and 2023, approximately 84% and 69%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.64% and 4.35%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $4.9 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2024 and 2023, our foreign currency exposure was primarily associated with the Canadian dollar. At December 31, 2024, approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. Approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar at December 31, 2023. We do not have any investments in foreign operations considered to be in highly inflationary economies.
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
38 Service Corporation International

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
FORM 10-K 39

PART II
Goodwill Impairment Assessment - Funeral Reporting Unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.1 billion as of December 31, 2024, and the goodwill associated with the funeral reporting unit was $1.7 billion. Goodwill is tested annually during the fourth quarter, or whenever certain events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. In order to perform the goodwill impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. Management determines fair value of a reporting unit using an income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions, such as revenue and other growth rates and a discount rate, that may differ from actual future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the funeral reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit under the income approach. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s cash flow projections and significant assumptions related to revenue growth rates (over a six year period (“discrete years”) and terminal year) and ratio of expenses to revenue. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
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
February 13, 2025
We have served as the Company’s auditor since 1993.
40 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$2,108,009	$2,124,600	$2,136,593
Service revenue	1,731,899	1,683,417	1,707,099
Other revenue	346,471	291,761	264,969
Total revenue	4,186,379	4,099,778	4,108,661
Costs of revenue
Cost of property and merchandise	(1,074,412)	(1,075,041)	(1,041,287)
Cost of service	(940,119)	(912,346)	(883,020)
Overhead and other expenses	(1,081,191)	(1,020,584)	(1,029,752)
Costs of revenue	(3,095,722)	(3,007,971)	(2,954,059)
Gross profit	1,090,657	1,091,807	1,154,602
Corporate general and administrative expenses	(139,019)	(157,368)	(237,248)
Restructuring charge	(11,470)	—	—
(Losses) gains on divestitures and impairment charges, net	(12,488)	9,816	9,962
Operating income	927,680	944,255	927,316
Interest expense	(257,771)	(239,447)	(172,109)
Losses on early extinguishment of debt, net	(25)	(1,114)	(1,225)
Other income, net	5,534	4,912	1,646
Income before income taxes	675,418	708,606	755,628
Provision for income taxes	(156,665)	(170,945)	(189,594)
Net income	518,753	537,661	566,034
Net income attributable to noncontrolling interests	(105)	(344)	(696)
Net income attributable to common stockholders	$518,648	$537,317	$565,338
Basic earnings per share:
Net income attributable to common stockholders	$3.57	$3.57	$3.58
Basic weighted average number of shares	145,271	150,565	157,713
Diluted earnings per share:
Net income attributable to common stockholders	$3.53	$3.53	$3.53
Diluted weighted average number of shares	146,782	152,351	160,131
(See notes to consolidated financial statements)
FORM 10-K 41

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$518,753	$537,661	$566,034
Other comprehensive income:
Foreign currency translation adjustments	(32,121)	8,353	(23,681)
Total comprehensive income	486,632	546,014	542,353
Total comprehensive income attributable to noncontrolling interests	(96)	(344)	(691)
Total comprehensive income attributable to common stockholders	$486,536	$545,670	$541,662
(See notes to consolidated financial statements)
42 Service Corporation International

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2024	2023
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$218,766	$221,557
Receivables, net of reserves of $4,040 and $4,382, respectively	94,341	97,939
Inventories	33,318	33,597
Income tax receivable	3,775	122,183
Other	27,130	23,010
Total current assets	377,330	498,286
Preneed receivables, net of reserves of $35,857 and $32,475, respectively and trust investments	6,739,332	6,191,912
Cemetery property	2,129,404	2,020,846
Property and equipment, net	2,581,069	2,480,099
Goodwill	2,081,015	1,977,186
Deferred charges and other assets, net of reserves of $2,367 and $2,345, respectively	1,317,256	1,247,830
Cemetery perpetual care trust investments	2,154,032	1,939,241
Total assets	$17,379,438	$16,355,400

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$639,274	$685,699
Current maturities of long-term debt	83,850	63,341
Income taxes payable	715	60
Total current liabilities	723,839	749,100
Long-term debt	4,751,448	4,649,155
Deferred revenue, net	1,755,170	1,703,509
Deferred tax liability	649,195	638,106
Other liabilities	513,480	464,935
Deferred receipts held in trust	5,162,525	4,670,884
Care trusts’ corpus	2,145,112	1,938,238
Commitments and contingencies (Note 9)
Equity:
Common stock,$1 per share par value, 500,000,000 shares authorized, 146,668,589 and 148,297,042 shares issued, respectively, and 144,694,887 and 146,323,340 shares outstanding, respectively	144,695	146,323
Capital in excess of par value	986,830	937,596
Retained earnings	553,701	432,454
Accumulated other comprehensive (loss) income	(7,221)	24,891
Total common stockholders’ equity	1,678,005	1,541,264
Noncontrolling interests	664	209
Total equity	1,678,669	1,541,473
Total liabilities and equity	$17,379,438	$16,355,400
(See notes to consolidated financial statements)
FORM 10-K 43

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2024	2023	2022
		(In thousands)
Cash flows from operating activities:
Net income	$518,753	$537,661	$566,034
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	25	1,114	1,225
Depreciation and amortization	208,211	191,272	175,330
Amortization of intangibles	17,222	18,736	18,355
Amortization of cemetery property	102,510	101,234	94,123
Amortization of loan costs	7,527	6,871	6,851
Provision for expected credit losses	11,542	11,245	16,700
Provision for deferred income taxes	7,541	191,516	3,471
Loss (gain) on divestitures and impairment charges, net	12,488	(9,816)	(9,962)
Gain on sale of investments	—	—	(1,169)
Share-based compensation	17,163	15,423	14,709
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(1,481)	(3,810)	4,151
Decrease (increase) in other assets	65,043	(131,581)	(8,206)
Increase (decrease) in payables and other liabilities	22,720	(9,676)	37,029
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(134,986)	(178,642)	(309,055)
Increase in deferred revenue, net	59,189	157,656	195,358
Increase (decrease) in deferred receipts held in trust	31,445	(30,160)	20,781
Net cash provided by operating activities	944,912	869,043	825,725
Cash flows from investing activities:
Capital expenditures	(389,107)	(361,793)	(369,709)
Business acquisitions, net of cash acquired	(181,210)	(72,535)	(102,558)
Real estate acquisitions	(62,061)	(56,409)	(17,127)
Proceeds from divestitures and sales of property and equipment	24,403	25,888	42,093
Payments for Company-owned life insurance policies	(3,024)	(8,058)	(1,910)
Proceeds from Company-owned life insurance policies	3,914	10,119	—
Other investing activities	(13,864)	(6,598)	1,330
Net cash used in investing activities	(620,949)	(469,386)	(447,881)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,451,137	957,433	484,000
Debt issuance costs	(15,390)	(7,471)	(525)
Scheduled payments of debt	(24,447)	(22,230)	(36,288)
Early payments of debt	(1,315,524)	(580,973)	(65,591)
Principal payments on finance leases	(36,840)	(34,482)	(35,542)
Proceeds from exercise of stock options	56,683	24,181	27,814
Purchase of Company common stock	(253,733)	(544,844)	(660,850)
Payments of dividends	(174,282)	(167,983)	(160,035)
Bank overdrafts and other	(7,245)	(4,773)	(980)
Net cash used in financing activities	(319,641)	(381,142)	(447,997)
Effect of foreign currency	(7,684)	1,722	(3,878)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,362)	20,237	(74,031)
Cash, cash equivalents, and restricted cash at beginning of period	224,761	204,524	278,555
Cash, cash equivalents, and restricted cash at end of period	$221,399	$224,761	$204,524
(See notes to consolidated financial statements)
44 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2021	$166,822	$(3,708)	$979,096	$727,021	$40,214	$4	$1,909,449
Comprehensive income	—	—	—	565,338	(23,676)	691	542,353
Dividends declared on common stock ($1.02 per share)	—	—	—	(160,035)	—	—	(160,035)
Employee share-based compensation earned	—	—	14,709	—	—	—	14,709
Stock option exercises	1,010	—	27,084	—	—	—	28,094
Restricted stock awards, net of forfeitures	149	(1)	(148)	—	—	—	—
Purchase of Company common stock	—	(10,356)	(62,834)	(587,940)	—	—	(661,130)
Noncontrolling interest payments	—	—	—	—	—	(463)	(463)
Retirement of treasury shares	(11,916)	11,916	—	—	—	—	—
Other	24	—	422	—	—	—	446
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	537,317	8,353	344	546,014
Dividends declared on common stock ($1.12 per share)	—	—	—	(167,983)	—	—	(167,983)
Employee share-based compensation earned	—	—	15,423	—	—	—	15,423
Stock option exercises	927	—	23,254	—	—	—	24,181
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(8,701)	(59,603)	(481,264)	—	—	(549,568)
Noncontrolling interest payments	—	—	—	—	—	(367)	(367)
Retirement of treasury shares	(8,874)	8,874	—	—	—	—	—
Other	24	—	326	—	—	—	350
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income	—	—	—	518,648	(32,112)	96	486,632
Dividends declared on common stock ($1.20 per share)	—	—	—	(174,282)	—	—	(174,282)
Employee share-based compensation earned	—	—	17,163	—	—	—	17,163
Stock option exercises	1,646	—	55,037	—	—	—	56,683
Restricted stock awards, net of forfeitures	141	—	(141)	—	—	—	—
Purchase of Company common stock	—	(3,440)	(23,206)	(223,119)	—	—	(249,765)
Noncontrolling interest payments	—	—	—	—	—	359	359
Retirement of treasury shares	(3,440)	3,440	—	—	—	—	—
Other	25	—	381	—	—	—	406
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
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
Our consolidated financial statements also include the accounts of the merchandise and service trusts and cemetery perpetual care trusts in which we have a variable interest and are the primary beneficiary. We have retained specialized industry accounting principles when consolidating the trusts. Our trusts are variable interest entities, for which we have determined that we are the primary beneficiary as we absorb a majority of the losses and returns associated with these trusts. Although we consolidate the trusts, it does not change the legal relationships among the trusts, us, or our customers. The customers are the legal beneficiaries of these trusts; therefore, their interests in these trusts represent a liability to us.
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
46 Service Corporation International

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$218,766	$221,557
Restricted cash(1):
Included in Other current assets	2,000	370
Included in Deferred charges and other assets	633	2,834
Total restricted cash	2,633	3,204
Total cash, cash equivalents, and restricted cash	$221,399	$224,761
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,950	$21,703	$40,559	$169	$98,381
Reserve for credit losses	(1,558)	(2,048)	(320)	(114)	(4,040)
Receivables, net	$34,392	$19,655	$40,239	$55	$94,341

	December 31, 2023
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,572	$19,277	$47,297	$175	$102,321
Reserve for credit losses	(1,784)	(2,118)	(343)	(137)	(4,382)
Receivables, net	$33,788	$17,159	$46,954	$38	$97,939
Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Notes receivable	$10,089	$10,294
Reserve for credit losses	(1,796)	(1,797)
Notes receivable, net	$8,293	$8,497

Long-term miscellaneous receivables	$8,484	$7,888
Reserve for credit losses	(571)	(548)
Long-term miscellaneous receivables, net	$7,913	$7,340
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

FORM 10-K 47

PART II

We also have preneed receivables, as disclosed in Note 3, for which payment generally occurs prior to our fulfillment of the performance obligations. Cemetery preneed receivables are collateralized by cemetery property to the extent of the fair value of the property. Our preneed contracts may also have extended payment terms with associated financing charges. We do not accrue interest on preneed receivables if they are not paid in accordance with the contractual payment terms given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services. Generally, receivables are considered past due after thirty days. We do not consider preneed funeral receivables to be past due until the contract converts into an atneed contract at which time the preneed receivable is paid or reclassified as a trade receivable with payment terms of less than thirty days. Collections are generally managed by the locations or our in house collection team acting on behalf of the locations, until a receivable is one hundred eighty days delinquent, at which time trade receivables are fully reserved.
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2024:

	December 31, 2023	Provision for Expected Credit Losses	(Acquisitions) Divestitures, net	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2024
	(In thousands)
Trade receivables:
Funeral	$(1,784)	$(4,257)	$—	$6,531	$(2,163)	$115	$(1,558)
Cemetery	(2,118)	(878)	—	1,547	(599)	—	(2,048)
Total reserve for credit losses on trade receivables	$(3,902)	$(5,135)	$—	$8,078	$(2,762)	$115	$(3,606)

Miscellaneous receivables:
Current	$(343)	$24	$—	$—	$—	$(1)	$(320)
Long-term	(548)	(24)	—	—	—	1	(571)
Total reserve for credit losses on miscellaneous receivables	$(891)	$—	$—	$—	$—	$—	$(891)

Notes receivable	$(1,934)	$24	$—	$—	$—	$—	$(1,910)

At December 31, 2024, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$36,895	$2,674	$622	$353	$10	$5	$—	$40,559
Long-term	4,238	2,457	1,258	466	41	24	—	8,484
Total miscellaneous receivables	$41,133	$5,131	$1,880	$819	$51	$29	$—	$49,043

Notes receivable	$—	$—	$—	$—	$—	$4,531	$5,727	$10,258
48 Service Corporation International

PART II
At December 31, 2024, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$109	$2,709	$2,818	$37,741	$40,559
Long-term	—	—	—	—	—	8,484	8,484
Total miscellaneous receivables	$—	$—	$109	$2,709	$2,818	$46,225	$49,043

Notes receivable	$—	$—	$—	$1,116	$1,116	$9,142	$10,258
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification upon fulfillment of performance obligations of our contracts. Cemetery property amortization was $102.5 million, $101.2 million, and $94.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years; and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $208.2 million, $191.3 million, and $175.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and the resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 57% of our total lease liability as of December 31, 2024 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
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
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using an income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the carrying amount exceeds the fair value of a reporting unit, an impairment is recognized in an amount equal to the excess, up to the amount of goodwill in the reporting unit.
For our most recent annual impairment test performed in the fourth quarter, we used a 7.50% discount rate, revenue growth rates averaging 2.8% over a six-year period, plus a terminal value determined using the constant growth method in projecting our future cash flows. Our terminal value was calculated using a long-term revenue growth rate of 2.0% and 2.5% for our funeral and cemetery reporting units, respectively. Additionally, we used a ratio of expenses to revenue averaging 73.0% and growth rates for other assumptions in line with revenue growth rate assumptions. Fair value was calculated as the sum of the projected discounted cash flows of our reporting units over the next six years plus terminal value at the end of those six years.
In addition to our annual review, we may assess the impairment of goodwill whenever certain events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. For more information related to goodwill, see Note 4.
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
For our most recent annual impairment test performed in the fourth quarter, we estimated that the pre-tax savings would range from 2.0% to 5.0% (4.7% weighted average using carrying value) of the revenue associated with the trademarks and tradenames, based primarily on our research of intellectual property valuation and licensing databases. We also assumed a terminal growth rate of 2.0% and 2.5% for our funeral and cemetery segments, respectively, and discounted the cash flows at a 7.75% discount rate based on the relative risk of these assets to our overall business.
In addition to our annual review, we may assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim
50 Service Corporation International

PART II
impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 3.4 million, 8.9 million, and 11.9 million shares of our common stock held in our treasury in 2024, 2023, and 2022, respectively. These retired treasury shares were changed to authorized but unissued status.
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
We also sell travel protection as an agent of a third party. Travel protection is a service that provides shipment of remains to the servicing funeral home or cemetery of choice if the purchaser passes away outside of a certain radius of their residence, without any additional expense to the family. We do not provide these travel protection services, and we are not primarily obligated to provide such services under these arrangements. Therefore, we record revenue, net of amounts due to the third-party, at the time of sale.
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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2024, 2023, and 2022, we recognized $239.8 million, $247.4 million, and $263.9 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2024, 2023, and 2022 was $232.5 million, $185.6 million, and $164.3 million, respectively.
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
Restructuring Charge
During the fourth quarter of 2024, we recognized a restructuring charge of $11.5 million, which included the retirements and position eliminations of various home office and corporate positions as part of ongoing cost management. We paid $2.3 million of the recognized charge during the fourth quarter. The restructuring charge is presented separately on our Consolidated Statement of Operations.
FORM 10-K 53

PART II
Recently Issued Accounting Standards
Segments
In November 2023, the FASB amended the reportable segment guidance by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. We adopted the standard effective December 31, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements.
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is also permitted. Upon adoption, we will include the additional disclosures in our financial statements and related notes, however the guidance will not have a material effect on our financial position or results of operations.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. Upon adoption, we will include the additional disclosures in our financial statements and related notes, however the guidance will not have a material effect on our financial position or results of operations.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Preneed receivables, net	$1,570,773	$1,513,933

Trust investments, at fair value	7,084,723	6,394,796
Insurance-backed fixed income securities and other	237,868	222,424
Trust investments	7,322,591	6,617,220
Less: Cemetery perpetual care trust investments	(2,154,032)	(1,939,241)
Preneed trust investments	5,168,559	4,677,979

Preneed receivables, net and trust investments	$6,739,332	$6,191,912
Preneed receivables, net comprised the following:

	December 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$183,016	$1,444,084	$1,627,100
Unearned finance charges	(11,083)	(9,387)	(20,470)
Preneed receivables, at amortized cost	$171,933	$1,434,697	$1,606,630
Reserve for credit losses	(20,132)	(15,725)	(35,857)
Preneed receivables, net	$151,801	$1,418,972	$1,570,773
54 Service Corporation International

PART II

	December 31, 2023
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$190,514	$1,371,804	$1,562,318
Unearned finance charges	(10,100)	(5,810)	(15,910)
Preneed receivables, at amortized cost	$180,414	$1,365,994	$1,546,408
Reserve for credit losses	(17,026)	(15,449)	(32,475)
Preneed receivables, net	$163,388	$1,350,545	$1,513,933
At December 31, 2024, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$58,021	$49,274	$28,422	$13,434	$6,676	$16,106	$171,933
Cemetery	561,930	400,147	255,582	131,482	58,318	27,238	1,434,697
Total preneed receivables, at amortized cost	$619,951	$449,421	$284,004	$144,916	$64,994	$43,344	$1,606,630
At December 31, 2024, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,909	$4,101	$2,689	$31,233	$42,932	$129,001	$171,933
Cemetery	60,629	51,943	20,650	5,365	138,587	1,296,110	1,434,697
Total preneed receivables, at amortized cost	$65,538	$56,044	$23,339	$36,598	$181,519	$1,425,111	$1,606,630
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2024.

	December 31, 2023	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	December 31, 2024
	(In thousands)
Funeral	$(17,026)	$(5,413)	$2,237	$70	$(20,132)
Cemetery	(15,449)	(1,018)	718	24	(15,725)
Total reserve for credit losses on preneed receivables	$(32,475)	$(6,431)	$2,955	$94	$(35,857)
FORM 10-K 55

PART II
The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Deposits	$637,406	$590,257	$534,586
Withdrawals	$608,251	$591,591	$507,872
Purchases of securities	$2,227,515	$2,070,313	$1,647,032
Sales of securities	$2,212,443	$2,038,517	$1,518,779
Realized gains from sales of securities(1)	$509,982	$281,168	$332,738
Realized losses from sales of securities(1)	$(183,620)	$(227,075)	$(201,173)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$6,191,912	$5,577,499	$6,015,323
Net preneed contract sales	1,946,232	1,973,012	1,978,266
Cash receipts from customers, net of refunds	(1,752,920)	(1,699,683)	(1,639,291)
Deposits to trust	557,398	515,866	468,482
Acquisitions of businesses, net	60,561	3,394	15,860
Net undistributed investment earnings (losses) (1)	424,543	527,264	(611,057)
Maturities and distributed earnings	(595,087)	(591,834)	(500,216)
Change in cancellation allowance	(3,430)	(5,160)	(6,609)
Change in amounts due on unfulfilled performance obligations	(43,547)	(93,473)	(123,385)
Effect of foreign currency and other	(46,330)	(14,973)	(19,874)
Ending balance - Preneed receivables, net and trust investments	$6,739,332	$6,191,912	$5,577,499
(1)    Includes both realized and unrealized investment earnings.
56 Service Corporation International

PART II
The cost and fair values associated with trust investments recorded at fair value at December 31, 2024 and 2023 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$43,699	$178	$(849)	$43,028
Canadian government	2	25,979	—	—	25,979
Corporate	2	10,087	326	(11)	10,402
Residential mortgage-backed	2	3,811	39	(49)	3,801
Asset-backed	2	290	—	(47)	243
Equity securities:
Preferred stock	2	8,059	930	(25)	8,964
Common stock:
United States	1	1,887,854	617,695	(68,404)	2,437,145
Canada	1	41,362	20,164	(1,160)	60,366
Other international	1	120,605	34,414	(10,382)	144,637
Mutual funds:
Equity	1	950,990	121,006	(13,892)	1,058,104
Fixed income	1	1,028,622	4,183	(46,391)	986,414
Trust investments, at fair value		4,121,358	798,935	(141,210)	4,779,083
Commingled funds
Fixed income		862,350	2,597	(60,646)	804,301
Equity		346,553	99,647	(316)	445,884
Money market funds		432,821	—	—	432,821
Alternative investments		438,449	193,638	(9,453)	622,634
Trust investments, at net asset value		2,080,173	295,882	(70,415)	2,305,640
Trust investments, at market		$6,201,531	$1,094,817	$(211,625)	$7,084,723
As of December 31, 2024, our unfunded commitment for our private equity investments was $345.0 million which, if called, would be funded by the assets of the trusts.
FORM 10-K 57

PART II

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
Maturity dates of our fixed income securities range from 2025 to 2044. Maturities of fixed income securities (excluding mutual funds) at December 31, 2024 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$48,915
Due in one to five years	29,677
Due in five to ten years	4,798
Thereafter	63
Total estimated maturities of fixed income securities	$83,453
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $185.7 million, $158.2 million, and $143.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $96.4 million, $86.6 million, and $85.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
58 Service Corporation International

PART II
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Deferred revenue	$2,745,104	$2,649,397
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(989,934)	(945,888)
Deferred revenue, net	$1,755,170	$1,703,509
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,374,393	$5,787,548	$6,299,241
Net preneed contract sales	1,386,108	1,451,833	1,448,371
Acquisitions (dispositions) of businesses, net	78,894	5,961	10,824
Net investment gains (losses) (1)	418,483	527,894	(618,760)
Recognized revenue from backlog(2)	(574,414)	(554,839)	(498,242)
Recognized revenue from current period sales	(677,475)	(730,436)	(726,584)
Change in amounts due on unfulfilled performance obligations	(43,547)	(93,473)	(123,337)
Change in cancellation reserve	2,332	87	8,351
Effect of foreign currency and other	(47,079)	(20,182)	(12,316)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,917,695	$6,374,393	$5,787,548
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2024			2023
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,618,370	$358,816	$1,977,186	$1,603,600	$341,988	$1,945,588
Increase in goodwill related to acquisitions	75,734	37,167	112,901	13,994	17,053	31,047
Reduction of goodwill related to divestitures (1)	(996)	—	(996)	(1,502)	(225)	(1,727)
Effect of foreign currency	(8,075)	(1)	(8,076)	2,278	—	2,278
Total activity	66,663	37,166	103,829	14,770	16,828	31,598
Ending balance — Goodwill	$1,685,033	$395,982	$2,081,015	$1,618,370	$358,816	$1,977,186
(1) Also includes reductions for businesses held for sale.
FORM 10-K 59

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2024	2023
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	1	-	15	$226,292	$222,930
Customer relationships	10	-	20	136,675	137,130
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				396,894	393,987
Less accumulated amortization:
Covenants-not-to-compete				208,589	207,301
Customer relationships				94,087	88,929
Tradenames				516	437
Other				11,764	11,025
				314,956	307,692

Amortizing intangibles, net				81,938	86,295

Non-amortizing intangibles:
Tradenames			Indefinite	419,679	388,049
Other			Indefinite	10,765	10,765
Non-amortizing intangibles				430,444	398,814

Intangible assets, net — included in Deferred charges and other assets, net				$512,382	$485,109
As part of our recoverability testing process during 2024, we reported $3.7 million of impairment on tradenames. Amortization expense for intangible assets was $17.2 million, $18.7 million, and $18.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2024 (in thousands):

2025	$6,727
2026	5,285
2027	3,118
2028	2,526
2029	2,455
Total estimated amortization expense	$20,111
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
We actively participate in tax credit equity investments for projects eligible to receive renewable energy credits. These investments, accounted for under the equity method, are recorded in Deferred charges and other assets, net of reserves on our Consolidated Balance Sheet. Upon realization, tax credits associated with these investments are recognized as a reduction of tax expense. This reduction is offset by amortization of the investment in proportion to the tax benefits received during the period under the proportional amortization method. During 2024, we recognized investment tax credits totaling $7.4 million and $3.1 million in other tax benefits primarily from depreciation. As a result, the equity investment was amortized by $10.0 million to reflect the realization of these benefits. This amortization is reflected within the Provision for income taxes in the Consolidated Statement of Operations.
60 Service Corporation International

PART II
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$631,159	$664,745	$703,131
Foreign	44,259	43,861	52,497
Total income before income taxes	$675,418	$708,606	$755,628
Income tax provision consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
United States	$113,379	$(30,832)	$139,132
Foreign	13,069	14,989	14,486
State	22,676	(4,728)	32,505
Total current income taxes	149,124	(20,571)	186,123
Deferred:
United States	$5,971	$155,677	$(59)
Foreign	(32)	(1,999)	780
State	1,602	37,838	2,750
Total deferred income taxes	7,541	191,516	3,471
Total income taxes	$156,665	$170,945	$189,594
We made income tax payments of $23.7 million, $85.5 million, and $183.7 million in 2024, 2023, and 2022, respectively, and received refunds of $2.8 million, $1.7 million, and $4.2 million, respectively.
The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Computed tax provision at the applicable federal statutory income tax rate	$141,838	$148,807	$158,682
State and local taxes, net of federal income tax benefits	21,587	27,041	28,817
Foreign jurisdiction differences	3,509	3,756	3,976
Permanent differences associated with divestitures	365	47	200
Changes in uncertain tax positions and audit settlements	(1,083)	110	53
Excess tax benefit from share-based compensation	(11,924)	(8,406)	(8,918)
Other	2,373	(410)	6,784
Provision for income taxes	$156,665	$170,945	$189,594
Total consolidated effective tax rate	23.2%	24.1%	25.1%
The 2024 consolidated effective tax rate was 23.2%, compared to 24.1% in 2023. The lower effective tax rate in 2024 was primarily due to an increase in excess tax benefit recognized on the settlement of employee share-based awards.
FORM 10-K 61

PART II
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2024	2023
	(In thousands)
Inventories and cemetery property	$(195,851)	$(196,887)
Deferred incremental direct selling costs	(110,305)	(104,686)
Property and equipment	(146,121)	(177,411)
Intangibles	(213,641)	(207,727)
Deferred revenue on preneed funeral and cemetery contracts	(100,095)	(80,178)
Other	(6,085)	(5,746)
Deferred tax liabilities	(772,098)	(772,635)
Loss and tax credit carryforwards	113,603	127,796
Accrued liabilities	115,515	122,887
Deferred tax assets	229,118	250,683
Less: valuation allowance	(99,325)	(108,834)
Net deferred income tax liability	$(642,305)	$(630,786)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$6,890	$7,320
Non-current deferred tax liabilities - included in Deferred tax liability	(649,195)	(638,106)
Net deferred income tax liability	$(642,305)	$(630,786)
As of December 31, 2024, foreign withholding taxes have not been provided on the estimated $254.8 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $13.2 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2022 to December 31, 2024 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2021	$1,348
Reduction to tax positions related to prior years	—
Balance at December 31, 2022	$1,348
Reductions to tax positions related to prior years	—
Balance at December 31, 2023	$1,348
Reductions to tax positions due to lapse of statutes of limitations	(1,348)
Additions to tax positions related to prior years	$834
Balance at December 31, 2024	$834
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $0.8 million, $1.3 million and $1.3 million as of December 31, 2024, 2023 and 2022, respectively.

62 Service Corporation International

PART II
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.4 million, $1.0 million and $0.9 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2024, 2023 and 2022, respectively. We recorded a decrease of interest and penalties of $0.6 million and an increase of $0.1 million and $0.1 million for years ended December 31, 2024, 2023 and 2022, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2021, and we are not currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2022. We believe that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $0.4 million within the next twelve months as a result of the resolution of certain state tax matters.
Various subsidiaries have federal, state, and foreign loss carryforwards totaling $2.4 billion with expiration dates ranging through 2042. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2025	$—	$318,676	$471	$319,147
2026	—	354,652	942	355,594
2027	—	189,456	981	190,437
2028	—	234,560	3,075	237,635
Thereafter	—	1,255,198	1,134	1,256,332
Total loss carryforwards	$—	$2,352,542	$6,603	$2,359,145
In addition to the above loss carryforwards, we have $2.2 million of foreign alternative minimum tax credits that can be carried forward indefinitely.
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The future realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2024, we recorded a net $9.5 million decrease in our valuation allowance primarily driven by utilization and expiration of state net operating losses, along with legislative changes in certain states. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
At December 31, 2024, our loss and tax credit carryforward deferred tax assets and related valuation allowances by jurisdiction are as follows (presented net of federal benefit).

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$—	$108,973	$4,630	$113,603
Valuation allowance	$—	$84,469	$14,856	$99,325

FORM 10-K 63

PART II
6. Debt
The components of Debt are:

	Years Ended December 31,
	2024	2023
	(In thousands)
7.500% Senior Notes due April 2027	$136,924	$137,424
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
5.750% Senior Notes due October 2032	800,000	—
Term Loan due January 2028	641,250	658,125
Bank Credit Facility due January 2028	120,000	790,000
Obligations under finance leases	145,061	132,039
Mortgage notes and other debt, maturities through 2050	86,044	80,696
Unamortized debt issuance costs	(43,981)	(35,788)
Total debt	$4,835,298	$4,712,496
Less: Current maturities of long-term debt	(83,850)	(63,341)
Total long-term debt	$4,751,448	$4,649,155
Current maturities of debt at December 31, 2024 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 84% and 69% of our total debt had a fixed interest rate at December 31, 2024 and 2023, respectively.
The components of our weighted average interest rate are as follows:

	Years Ended December 31,
	2024	2023
Fixed Debt	4.64%	4.35%
Floating Debt	6.50%	7.44%
Total Debt	4.93%	5.29%
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2024 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2025	$83,850
2026	61,345
2027	756,395
2028	687,047
2029	767,590
2030 and thereafter	2,479,071
Total debt maturities	$4,835,298
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of December 31, 2024, we are in compliance with all of our debt covenants. At December 31, 2024, we issued $39.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of December 31, 2024, we have $1,341.0 million in borrowing capacity under the facility.
As of December 31, 2023, we issued $39.1 million of letters of credit.
64 Service Corporation International

PART II
Building Financing

In August 2024, we entered into a new $129.9 million construction loan agreement due 2037 with a syndicate of banks. The purpose of this loan is to provide financing for a new corporate headquarters building. This transaction resulted in additional debt issuance costs of $1.1 million. As of December 31, 2024, we had no borrowing outstanding.
Debt Issuances and Additions
During the year ended December 31, 2024, we issued or added $1,451.1 million of debt including:
•$800.0 million unsecured 5.75% Senior Notes due October 2032;
•$645.0 million on our Bank Credit Facility due January 2028; and
•$6.1 million in other debt.
Net proceeds from newly issued debt during the year ended December 31, 2024 were used to pay down our Bank Credit Facility due January 2028 and for general corporate purposes. These transactions resulted in additional debt issuance costs of $14.3 million.
During the year ended December 31, 2023, we issued or added $957.4 million of debt including:
•$284.1 million from certain banks in our Term Loan;
•$600.0 million on our Bank Credit Facility due January 2028;
•$44.3 million from certain banks in our Bank Credit Facility;
•$10.0 million on our Bank Credit Facility due May 2024; and
•$19.0 million in other debt.
Net proceeds from newly issued debt during the year ended December 31, 2023 were used to pay down our Bank Credit Facility due May 2024, our Term Loan due May 2024, and for general corporate purposes. These transactions resulted in additional debt issuance costs of $7.5 million.
Debt Extinguishments and Reductions
During the year ended December 31, 2024, we made aggregate debt payments of $1,340.0 million for scheduled and early extinguishment payments including:
•$1,315.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$16.9 million in aggregate principal of our Term Loan due January 2028;
•$0.5 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market; and
•$7.6 million in other debt.
During the year ended December 31, 2023, we made aggregate debt payments of $603.2 million for scheduled and early extinguishment payments including:
•$235.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$199.3 million in aggregate principal to certain banks in our Bank Credit Facility due May 2024;
•$145.3 million in aggregate principal to certain banks in our Term Loan due May 2024;
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
Additional Debt Disclosures
At both December 31, 2024 and 2023, we had deposits of $0.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
FORM 10-K 65

PART II
We had assets of approximately $81.7 million and $75.3 million pledged as collateral for the mortgage notes and other debt at December 31, 2024 and 2023, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2024	$241,673
Payments in 2023	$230,551
Payments in 2022	$164,222
Expected cash interest payments on our existing long-term debt for the five years subsequent to December 31, 2024 and thereafter are as follows (in thousands):

Payments in 2025	$239,219
Payments in 2026	237,120
Payments in 2027	226,661
Payments in 2028	150,405
Payments in 2029	125,168
Payments in 2030 and thereafter	200,452
Total expected cash interest payments	$1,179,025
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
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
7.500% Notes due April 2027	$140,615	$142,749
4.625% Senior Notes due December 2027	536,052	532,125
5.125% Senior Notes due June 2029	728,430	732,173
3.375% Senior Notes due August 2030	745,612	739,500
4.000% Senior Notes due May 2031	712,640	711,336
5.750% Senior Notes due October 2032	778,752	—
Term Loan due January 2028	641,250	658,125
Bank Credit Facility due January 2028	120,000	790,000
Mortgage notes and other debt, maturities through 2050	85,574	79,426
Total fair value of debt instruments	$4,488,925	$4,385,434
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, the revolving credit facility agreement, and the mortgage notes and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
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
We grant credit to customers in the normal course of business. The credit risk associated with our funeral, cemetery, and preneed funeral and preneed cemetery receivables due from customers is generally considered minimal because of the diversification of the customers served. Furthermore, bad debts have not been significant relative to the volume of deferred revenue. Customer payments on preneed funeral or preneed cemetery contracts that generally are either placed into state-regulated trusts or used to pay premiums on life insurance contracts generally do not subject us to collection risk. Insurance-funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.
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
Future lease payments for non-cancelable operating and finance leases as of December 31, 2024 were as follows:

	Operating	Finance	Total
	(In thousands)
2025	$10,099	$41,774	$51,873
2026	9,345	34,555	43,900
2027	8,170	26,376	34,546
2028	6,742	18,504	25,246
2029	5,569	11,451	17,020
2030 and thereafter	29,067	43,886	72,953
Total lease payments	$68,992	$176,546	$245,538
Less: Interest	(15,862)	(31,485)	(47,347)
Present value of lease liabilities	$53,130	$145,061	$198,191
The components of lease cost were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Amortization of leased assets	$37,421	$34,212	$35,321
Interest on lease liabilities	7,266	4,795	3,990
Total finance lease cost	44,687	39,007	39,311
Operating lease cost	11,245	10,531	11,021
Variable lease cost	637	872	437
Total lease cost	$56,569	$50,410	$50,769
FORM 10-K 67

PART II
Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2024	December 31, 2023
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$50,113	$50,973
Finance lease right-of-use assets (1)	Property and equipment, net	140,094	127,425
Total right-of-use assets (1)		$190,207	$178,398

Operating	Accounts payable and accrued liabilities	$7,861	$7,782
Finance	Current maturities of long-term debt	34,816	44,109
Total current lease liabilities		$42,677	$51,891
Operating	Other liabilities	45,269	46,050
Finance	Long-term debt	110,245	87,930
Total non-current lease liabilities		155,514	133,980
Total lease liabilities		$198,191	$185,871
(1)    Right-of-use assets are presented net of accumulated amortization.
The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	10.6	6.1	11.1	5.2
Weighted-average discount rate	4.6%	5.3%	4.4%	4.6%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,181	$10,473	$10,994
Operating cash flows for finance leases	7,371	5,191	3,838
Financing cash flows for finance leases	36,840	34,482	35,542
Total cash paid for amounts included in the measurement of lease liabilities	$55,392	$50,146	$50,374

New finance leases	54,118	57,962	21,148
Finance lease renewals and extensions	443	829	(264)
Right-of-use assets obtained in exchange for finance lease liabilities	$54,561	$58,791	$20,884

New operating leases	5,067	6,534	2,704
Operating lease renewals and extensions	4,081	2,985	2,324
Right-of-use assets obtained in exchange for operating lease liabilities	$9,148	$9,519	$5,028
We have 81 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $3.9 million and $4.0 million in lease income for the years ended December 31, 2024 and 2023, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space, and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures.
68 Service Corporation International

PART II
Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2024 (in thousands):

2025	$3,329
2026	2,604
2027	2,068
2028	1,685
2029	1,093
2030 and thereafter	9,727
Total expected cash receipts	$20,506
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.4 million for the years ended December 31, 2024 and 2023, and $0.7 million for the year ended December 31, 2022. As of December 31, 2024, our Consolidated Balance Sheet includes land of $31.9 million, and buildings and improvements of $9.7 million, net of $2.4 million accumulated depreciation, related to these properties.
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverage structured with high deductibles. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2024 and 2023, we have self-insurance reserves of $105.8 million and $103.3 million, respectively.
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
Operational Claims. We are named as a defendant in various lawsuits alleging operational claims, including but not limited to the State of California lawsuit described below.
The People of the State of California v. Service Corporation International, a Texas corporation, SCI Direct, Inc. a Florida Corporation, S.E. Acquisition of California, Inc., a California corporation dba Neptune Society of Northern California, Neptune Management Corp., a California corporation, Trident Society, Inc. a California corporation, and Does 1 through 100, inclusive, Case No. RG 19045103; in the Superior Court of the State of California in and for the County of Alameda. In July 2019, we received a letter from the Attorney General, State of California, Department of Justice (“CAAG") alleging that the allocation of prices among certain of our cremation service contracts and cremation merchandise contracts, and the related preneed trust funding, violates section 7735 of the California Business and Professions Code and that provisions of these same contracts constitute false advertising and deceptive sales practices in violation of California consumer protection laws. On November 21, 2019, we filed a complaint, S.E. Combined Services of California, Inc., a California Corporation dba Neptune Society of Northern California, Neptune Management Corp. a California Corporation, and Trident Society, Inc. v. Xavier Becerra, Attorney General of the State of California, and Does 1-50, Case No. 34-2019-00269617; in the Sacramento County Superior Court seeking declaratory relief holding, in general, that our practices, methods, and documentation utilized in the sale of preneed funeral goods and services are in all respects compliant with California law. On December 2, 2019, the CAAG filed the complaint, referenced above, seeking permanent injunction from making false statements and engaging in unfair competition, a placement of funds into preneed trusts, civil penalties, customer refunds, attorneys’ fees, and costs. The parties have reached a settlement of the lawsuit that includes civil penalties of $23 million and provides certain preneed contract consumers the right to receive refunds. The court approved the settlement and the civil penalties have been paid. The claims period closed on October 7, 2024, and although some customers may still request refunds beyond that date, we maintain a reserve that we believe is sufficient to cover all costs related to future refunds. The settlement represents a compromise of contested claims and does not contain any admission of wrongdoing or fault on the part of the Company, its board of directors or executive officers in the action settlement. We consider this litigation concluded.
FORM 10-K 69

PART II
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
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2024 or 2023. At December 31, 2024 and 2023, 500,000,000 common shares of $1 par value were authorized. We had 146,668,589 and 148,297,042 shares issued and 144,694,887 and 146,323,340 outstanding at par at December 31, 2024 and 2023, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. In 2023, we repurchased 8,700,767 shares of our common stock at an aggregate cost of $549.6 million, which is an average cost per share of $63.17. In November 2023, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $280.6 million at December 31, 2024.
Subsequent to December 31, 2024, we repurchased 467,208 shares for $36.3 million at an average cost per share of $77.74.
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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2024 and 2023,
70 Service Corporation International

PART II
2,821,617 and 3,470,575 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2024	2023	2022
Dividend yield	1.8%	1.6%	1.5%
Expected volatility	25.7%	25.4%	23.9%
Risk-free interest rate	4.3%	4.0%	1.8%
Expected holding period (years)	4.8	4.5	4.0
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Total pretax employee share-based compensation expense included in net income	$17,163	$15,423	$14,709
Income tax benefit related to share-based compensation included in net income	$3,982	$3,822	$3,877
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2024 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	4,906,195	$45.44
Granted	383,300	$69.98
Exercised	(1,645,947)	$34.44
Outstanding at December 31, 2024	3,643,548	$53.00
Exercisable at December 31, 2024	2,902,692	$49.19
The aggregate intrinsic value for stock options outstanding and exercisable was $97.7 million and $88.9 million, respectively, at December 31, 2024.
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2024 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2024	Weighted- Average Exercise Price
$35.01 — 45.00	984,847	1.6	$39.98	984,847	$39.98
$45.01 — 55.00	1,370,506	3.6	$50.29	1,370,506	$50.29
$55.01 — 65.00	535,931	5.1	$59.76	376,888	$59.76
$65.01 — 75.00	752,264	6.6	$70.16	170,451	$70.28
$0.00 — 75.00	3,643,548	3.9	$53.00	2,902,692	$49.19
FORM 10-K 71

PART II
Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of stock options granted	$17.28	$16.86	$11.02
Total fair value of stock options vested	$6,485	$6,059	$5,538
Total intrinsic value of stock options exercised	$70,019	$37,115	$42,700
Cash received from the exercise of stock options	$56,683	$24,181	$27,814
Recognized compensation expense	$6,701	$5,929	$5,738
As of December 31, 2024, the unrecognized compensation expense related to stock options of $6.7 million is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2023	186,773	$62.95
Granted	98,591	$69.98
Vested	(110,375)	$60.58
Nonvested restricted share awards at December 31, 2024	174,989	$68.41
Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2024	2023	2022
Recognized compensation expense related to restricted share awards	$6,743	$6,128	$5,739
Weighted-average grant date fair value for nonvested restricted stock granted	$69.98	$70.34	$59.76
Total fair market value of restricted share awards vested	$6,687	$6,130	$5,639
Aggregate intrinsic value of restricted share awards vested	$2,155	$1,715	$2,552
At December 31, 2024, unrecognized compensation expense of $7.2 million related to restricted share awards is expected to be recognized over a weighted average period of 1.8 years.
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2023	109,708	$62.96
Granted	60,139	$69.98
Vested	(60,490)	$60.02
Forfeited and other	(5,403)	$68.35
Nonvested restricted share units at December 31, 2024	103,954	$68.42
72 Service Corporation International

PART II
Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2024	2023	2022
Recognized compensation expense related to restricted share units	$3,720	$3,366	$3,232
Weighted-average grant date fair value for nonvested restricted share units granted	$69.98	$70.34	$59.76
Total fair market value of restricted share units vested	$3,634	$3,221	$3,143
Aggregate intrinsic value of restricted share units vested	$1,188	$1,000	$1,447
At December 31, 2024, the unrecognized compensation expense related to restricted share units of $4.1 million is expected to be recognized over a weighted average period of 1.8 years.
Performance Units
During 2024, 2023, and 2022, we granted 96,761, 88,084 and 99,923 performance units, respectively. At December 31, 2024, there were 293,907 performance units outstanding. Total compensation expense for performance units was $10.8 million, $11.8 million, and $14.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2024 and 2023, cash paid to settle performance units was $15.9 million and $16.8 million, respectively. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2024 were as follows:

Share price at beginning of performance period	$69.55
Risk-free interest rate	4.26%
Expected volatility	24.6%
Fair value of share-based performance units outstanding	$80.76
At December 31, 2024, the unrecognized compensation expense related to performance units of $7.0 million is expected to be recognized over a weighted average period of 1.7 years.
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
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Interest cost on projected benefit obligation	$674	$797	$535
Recognized net actuarial (gain) loss	(995)	654	(3,254)
Total net periodic benefit (gain) cost	$(321)	$1,451	$(2,719)
FORM 10-K 73

PART II
The Plans’ funded status were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,363	$15,906
Interest cost	674	797
Actuarial gain	(995)	654
Benefits paid	(1,710)	(1,994)
Benefit obligation at end of year	$13,332	$15,363
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,710	1,994
Benefits paid, including expenses	(1,710)	(1,994)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(13,332)	$(15,363)
Funding Summary:
Projected benefit obligation	$13,332	$15,363
Accumulated benefit obligation	$13,332	$15,363
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(1,825)	$(1,824)
Included in Other liabilities	(11,507)	(13,539)
Total accrued liability	$(13,332)	$(15,363)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on the participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2024 and 2023 was $37.1 million and $30.5 million, respectively, and the cash surrender value was $30.1 million and $22.7 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2024	2023	2022
Weighted-average discount rate used to determine obligations	5.41%	4.94%	5.34%
Weighted-average discount rate used to determine net periodic benefit cost	4.94%	5.34%	2.52%
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
74 Service Corporation International

PART II
The following benefit payments are expected to be paid over the next ten years related to our Plans (in thousands):

2025	$1,629
2026	1,589
2027	1,518
2028	1,443
2029	1,340
Years 2030 through 2034	5,761
Total expected benefit payments	$13,280
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2024, 2023, and 2022, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2024, 2023, and 2022 was $54.5 million, $52.8 million, and $49.6 million, respectively.
13. Segment Reporting
Our operations are both product-based and geography-based, and the reportable and operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our Chief Operating Decision Maker, (CODM) is our Chief Executive officer, who is responsible for making key operating, finance, and capital allocation decisions and specifically uses segment gross profit to aid in the decision making and to assess the performance of the operating segments.
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.
FORM 10-K 75

PART II

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Funeral revenue:
Atneed revenue	$1,185,801	$1,185,413	$1,242,269
Matured preneed revenue	725,810	715,298	705,273
Core funeral revenue	1,911,611	1,900,711	1,947,542
Non-funeral home revenue	94,763	85,904	76,311
Non-funeral home preneed sales revenue	104,763	134,770	146,496
Core general agency and other revenue	213,063	181,646	161,696
Total funeral revenue	2,324,200	2,303,031	2,332,045
Direct cost	(344,133)	(351,327)	(360,708)
Selling compensation	(177,887)	(173,430)	(164,603)
Salaries & fringe expense	(653,753)	(636,763)	(610,170)
Facility expenses	(258,556)	(240,553)	(231,848)
Other costs and overhead	(424,609)	(403,852)	(419,023)
Total funeral expense	(1,858,938)	(1,805,925)	(1,786,352)
Funeral gross profit	$465,262	$497,106	$545,693

Cemetery revenue:
Atneed revenue	431,966	433,925	448,143
Recognized preneed property revenue	892,657	874,724	868,740
Recognized preneed merchandise and services revenue	402,972	365,018	338,463
Core cemetery revenue	1,727,595	1,673,667	1,655,346
Other revenue	134,584	123,080	121,270
Total cemetery revenue	1,862,179	1,796,747	1,776,616
Direct cost	(258,339)	(261,826)	(243,543)
Selling compensation	(329,080)	(327,154)	(321,274)
Maintenance expense	(261,570)	(247,790)	(236,145)
Other costs and overhead	(387,795)	(365,276)	(366,745)
Total cemetery expense	(1,236,784)	(1,202,046)	(1,167,707)
Cemetery gross profit	$625,395	$594,701	$608,909

Total revenue from customers	4,186,379	4,099,778	4,108,661
Total segment expenses	(3,095,722)	(3,007,971)	(2,954,059)
Gross profit from reportable segments	1,090,657	1,091,807	1,154,602
Corporate general and administrative expenses	(139,019)	(157,368)	(237,248)
Restructuring charge	(11,470)	—	—
(Losses) gains on divestitures and impairment charges, net	(12,488)	9,816	9,962
Operating income	927,680	944,255	927,316
Interest expense	(257,771)	(239,447)	(172,109)
Losses on early extinguishment of debt, net	(25)	(1,114)	(1,225)
Other income, net	5,534	4,912	1,646
Income before income taxes	$675,418	$708,606	$755,628

76 Service Corporation International

PART II
Other reportable segment information as of and for the year ended December 31 was as follows:

	Reportable Segments		Total
	Funeral	Cemetery	Segments	Corporate	Consolidated
	(In thousands)
2024
Interest expense	$4,073	$893	$4,966	$252,805	$257,771
Depreciation and amortization	$145,759	$51,254	$197,013	$11,198	$208,211
Amortization of intangibles	$10,544	$6,670	$17,214	$8	$17,222
Amortization of cemetery property	$—	$102,510	$102,510	$—	$102,510
Capital expenditures	$134,210	$231,712	$365,922	$23,185	$389,107
Total assets	$6,996,897	$9,868,033	$16,864,930	$514,508	$17,379,438
2023
Interest expense	$2,092	$764	$2,856	$236,591	$239,447
Depreciation and amortization	$133,544	$46,713	$180,257	$11,015	$191,272
Amortization of intangibles	$12,025	$6,706	$18,731	$5	$18,736
Amortization of cemetery property	$—	$101,234	$101,234	$—	$101,234
Capital expenditures	$125,922	$212,406	$338,328	$23,465	$361,793
Total assets	$6,573,950	$9,168,173	$15,742,123	$613,277	$16,355,400
2022
Interest expense	$1,734	$493	$2,227	$169,882	$172,109
Depreciation and amortization	$123,165	$41,502	$164,667	$10,663	$175,330
Amortization of intangibles	$11,735	$6,620	$18,355	$—	$18,355
Amortization of cemetery property	$—	$94,123	$94,123	$—	$94,123
Capital expenditures	$153,224	$196,371	$349,595	$20,114	$369,709
Our geographic area information as of and for the year ended December 31 was as follows:

	United States	Canada	Total
	(In thousands)
2024
Revenue from external customers	$3,967,573	$218,806	$4,186,379
Interest expense	$257,383	$388	$257,771
Depreciation and amortization	$196,281	$11,930	$208,211
Amortization of intangibles	$16,996	$226	$17,222
Amortization of cemetery property	$98,610	$3,900	$102,510
Operating income	$871,760	$55,920	$927,680
(Loss) gain on divestitures and impairment charges, net	$(13,471)	$983	$(12,488)
Long-lived assets	$7,786,598	$322,146	$8,108,744
2023
Revenue from external customers	$3,881,333	$218,445	$4,099,778
Interest expense	$239,103	$344	$239,447
Depreciation and amortization	$180,093	$11,179	$191,272
Amortization of intangibles	$18,495	$241	$18,736
Amortization of cemetery property	$97,471	$3,763	$101,234
Operating income	$887,110	$57,145	$944,255
Gain on divestitures and impairment charges, net	$8,512	$1,304	$9,816
Long-lived assets	$7,386,819	$339,142	$7,725,961
2022
Revenue from external customers	$3,876,689	$231,972	$4,108,661
Interest expense	$171,912	$197	$172,109
Depreciation and amortization	$165,004	$10,326	$175,330
Amortization of intangibles	$18,080	$275	$18,355
Amortization of cemetery property	$89,545	$4,578	$94,123
Operating income	$856,277	$71,039	$927,316
Gain on divestitures and impairment charges, net	$7,220	$2,742	$9,962
FORM 10-K 77

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents:
Cash	$142,386	$151,608
Commercial paper and temporary investments	76,380	69,949
	$218,766	$221,557
Other current assets:
Prepaid insurance	4,824	5,182
Prepaid expenses	15,827	13,355
Restricted cash	2,000	370
Other	4,479	4,103
	$27,130	$23,010
Cemetery property:
Undeveloped land	$1,380,619	$1,328,358
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	748,785	692,488
	$2,129,404	$2,020,846
Property and equipment, net:
Land	$793,520	$761,092
Buildings and improvements	2,803,194	2,685,867
Operating equipment	893,074	816,602
Leasehold improvements	51,479	46,254
Finance leases	339,999	339,395
	4,881,266	4,649,210
Less: Accumulated depreciation	(2,100,292)	(1,957,141)
Less: Accumulated amortization of finance leases	(199,905)	(211,970)
	$2,581,069	$2,480,099
Deferred charges and other assets:
Intangible assets, net	$512,382	$485,109
Restricted cash	633	2,834
Deferred tax assets	6,890	7,320
Notes receivable, net of reserves of $1,796 and $1,797, respectively	8,293	8,497
Cash surrender value of insurance policies	244,439	220,587
Deferred incremental direct selling costs	430,262	406,181
Operating leases	50,113	50,973
Other	64,244	66,329
	$1,317,256	$1,247,830
78 Service Corporation International

PART II

	Years Ended December 31,
	2024	2023
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$203,344	$203,352
Accrued benefits	144,450	169,164
Accrued interest	36,710	25,632
Accrued property taxes	15,319	13,891
Self-insurance reserves	105,775	103,297
Legal reserves	13,795	63,595
Bank overdrafts	30,173	36,562
Operating leases	7,861	7,782
Other accrued liabilities	81,847	62,424
	$639,274	$685,699
Other liabilities:
Accrued benefit costs	$11,507	$13,539
Deferred compensation	223,948	201,287
Customer refund obligation reserve	35,354	37,729
Tax liability	1,235	2,318
Payable to perpetual care trust	171,977	148,198
Operating leases	45,269	46,050
Other	24,190	15,814
	$513,480	$464,935
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net change in capital expenditure accrual	$2,185	$9,171	$3,817
Options exercised by attestation	$—	$—	$280
Shares repurchased	$—	$—	$(280)
Excise tax accrual on shares repurchased	$754	$4,724	$—
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$518,648	$537,317	$565,338
Weighted average shares:
Weighted average shares — basic	145,271	150,565	157,713
Stock options	1,444	1,726	2,343
Restricted share units	67	60	75
Weighted average shares — diluted	146,782	152,351	160,131
Amounts attributable to common stockholders:
Net income per share:
Basic	$3.57	$3.57	$3.58
Diluted	$3.53	$3.53	$3.53
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Antidilutive options	5	845	490
80 Service Corporation International

PART II
16. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $182.9 million and $72.5 million for several business acquisitions during the twelve months ended December 31, 2024 and 2023, respectively. This includes $1.7 million of cash acquired in 2024. In addition, we spent $62.1 million and $56.4 million for several real estate acquisitions during the twelve months ended December 31, 2024 and 2023, respectively.
In 2024, we acquired 26 funeral homes and 6 cemeteries. This includes two separate acquisitions in major metropolitan markets for $120.6 million in cash in the third quarter.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the two separate acquisitions in the third quarter (in thousands):

Other current assets	$2,201
Cemetery property	1,972
Property and equipment, net	51,259
Preneed receivables, net and trust investments	50,194
Indefinite-lived intangible assets	24,316
Deferred charges and other assets	340
Cemetery perpetual care trust investments	9,223
Goodwill	72,290
Total assets acquired	211,795
Current liabilities	2,107
Deferred revenue and deferred receipts held in trust	60,855
Long-term debt	15,431
Deferred tax liability	3,003
Care trusts' corpus	9,223
Other liabilities	529
Total liabilities assumed	91,148
Net assets acquired	$120,647
The purchase accounting is preliminary as we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and final determination of fair value.
Goodwill, land, and certain identifiable intangible assets recorded in the acquisitions are not subject to amortization; however, the goodwill and intangible assets will be tested periodically for impairment. Of the $72.3 million in recognized goodwill, $59.7 million is deductible for tax purposes. Of this total, $26.1 million was allocated to our cemetery segment, while $46.2 million was allocated to our funeral segment. The identified intangible assets are comprised of tradenames.
We incurred acquisition costs of $0.7 million, which is included in General and administrative expenses in our Consolidated Statement of Operations. These businesses contributed revenue of $7.7 million and net income of $0.8 million from acquisition through December 31, 2024.
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
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Consolidated Statement of Operations line item (Losses) gains on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Gains on divestitures, net	$11,337	$12,543	$10,923
Impairment losses	(23,825)	(2,727)	(961)
(Losses) gains on divestitures and impairment charges, net	$(12,488)	$9,816	$9,962
During 2024, we incurred $23.8 million in impairments primarily from the following events: impairments on assets held for sale, impairments on internally developed software due to a change in insurance vendor and re-prioritization of digital projects, and impairment of intangibles as part of our annual test for impairment.
82 Service Corporation International

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2024

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(In thousands)
Current Provision:
Reserve for credit losses:
Year Ended December 31, 2024	$4,382	$5,111	$(5,453)	$4,040
Year Ended December 31, 2023	$6,186	$3,764	$(5,568)	$4,382
Year Ended December 31, 2022	$6,338	$6,579	$(6,731)	$6,186
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2024	$2,345	$—	$22	$2,367
Year Ended December 31, 2023	$3,602	$(510)	$(747)	$2,345
Year Ended December 31, 2022	$4,577	$(125)	$(850)	$3,602
Preneed Receivables, Net:
Reserve for credit losses:
Year Ended December 31, 2024	$32,475	$6,431	$(3,049)	$35,857
Year Ended December 31, 2023	$27,314	$7,991	$(2,830)	$32,475
Year Ended December 31, 2022	$20,727	$10,246	$(3,659)	$27,314
Deferred Tax Valuation Allowance:
Year Ended December 31, 2024	$108,834	$(9,509)	$—	$99,325
Year Ended December 31, 2023	$118,939	$(10,105)	$—	$108,834
Year Ended December 31, 2022	$120,739	$(1,800)	$—	$118,939

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
84 Service Corporation International

PART II
Item 9B. Other Information
During the three months ended December 31 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2025 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,643,548	$53.00	2,821,617
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

4.3	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2019).
4.4	—
Nineteenth Supplemental Indenture dated as of September 17, 2024, among Service Corporation International, The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as original trustee and BOKF, NA, as series trustee, and Form of 5.750% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 17, 2024).

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

10.9	—	Form of Employment and Noncompetition Agreement pertaining to executive officers (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2021).
10.10	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.11	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.12	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.13	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.14	—
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

10.16	—	Amendment Two to Supplemental Executive Retirement Plan for Senior Officers (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2022)
10.17	—	First Amendment to Supplemental Executive Retirement Plan for Senior Officers (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 2000).
10.18	—
SCI 401 (k) Retirement Savings Plan, including Adopting Employer Agreement and Directed Employee Benefit Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2016).

10.19	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.20	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.21	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.22	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.23	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.24	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.25	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.26	—	Eighth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarterly period ended June 30, 2020).
10.27	—	Ninth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2021).
10.28	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.29	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.30	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
10.31	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
88 Service Corporation International

PART IV

Exhibit Number		Description
10.32	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2022).
10.33	—
Credit Agreement, dated January 11, 2023, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2023).

19.1	—	Securities Trading and Investment Policy.
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	Incentive Award Recoupment Policy for Executive Officers.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
In the above list, the management contracts or compensatory plans or arrangements are set forth in Exhibits 10.1 through 10.33.
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
Dated: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS L. RYAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 13, 2025
(Thomas L. Ryan)
/s/ ERIC D. TANZBERGER	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2025
(Eric D. Tanzberger)
/s/ TAMMY R. MOORE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025
(Tammy R. Moore)
/s/ MARCUS A. WATTS	Lead Independent Director	February 13, 2025
(Marcus A. Watts)
/s/ ANTHONY L. COELHO	Director	February 13, 2025
(Anthony L. Coelho)
/s/ ALAN R. BUCKWALTER, III	Director	February 13, 2025
(Alan R. Buckwalter, III)
/s/ JAKKI L. HAUSSLER	Director	February 13, 2025
(Jakki L. Haussler)
/s/ VICTOR L. LUND	Director	February 13, 2025
(Victor L. Lund)
/s/ ELLEN OCHOA	Director	February 13, 2025
(Ellen Ochoa)
/s/ C. PARK SHAPER	Director	February 13, 2025
(C. Park Shaper)
/s/ SARA MARTINEZ TUCKER	Director	February 13, 2025
(Sara Martinez Tucker)
/s/ W. BLAIR WALTRIP	Director	February 13, 2025
(W. Blair Waltrip)
90 Service Corporation International