Form 10-Q
period 2025-03-31
SERVICE CORP INTERNATIONAL
filed 2025-05-01
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of May 1, 2025 was 142,358,493 (net of treasury shares).

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
Cancellation — Termination of a preneed contract, which relieves us of the obligation to provide the goods and services included in the contract. Cancellations may be requested by the customer or be initiated by us if the customer fails to comply with the contractual terms of payment. State or provincial laws govern the amount of refund, if any, owed to the customer.
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
Preneed — Purchase of cemetery property interment rights or any funeral or cemetery merchandise and services prior to death occurring or prior to delivery of products and services.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$493,655	$516,883
Service revenue	481,890	451,945
Other revenue	98,622	76,554
Total revenue	1,074,167	1,045,382
Costs of revenue
Cost of property and merchandise	(261,003)	(263,593)
Cost of service	(244,299)	(236,048)
Overhead and other expenses	(277,448)	(271,528)
Costs of revenue	(782,750)	(771,169)
Gross profit	291,417	274,213
Corporate general and administrative expenses	(44,701)	(41,325)
Gains (losses) on divestitures and impairment charges, net	4,971	(684)
Operating income	251,687	232,204
Interest expense	(61,483)	(64,352)
Other income, net	3,152	2,462
Income before income taxes	193,356	170,314
Provision for income taxes	(50,429)	(39,040)
Net income	142,927	131,274
Net (income) loss attributable to noncontrolling interests	(47)	27
Net income attributable to common stockholders	$142,880	$131,301
Basic earnings per share:
Net income attributable to common stockholders	$0.99	$0.90
Basic weighted average number of shares	144,116	146,266
Diluted earnings per share:
Net income attributable to common stockholders	$0.98	$0.89
Diluted weighted average number of shares	145,292	147,913
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$142,927	$131,274
Other comprehensive income:
Foreign currency translation adjustments	527	(8,480)
Total comprehensive income	143,454	122,794
Total comprehensive loss (income) attributable to noncontrolling interests	(47)	30
Total comprehensive income attributable to common stockholders	$143,407	$122,824
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$227,159	$218,766
Receivables, net of reserves of $3,781 and $4,040, respectively	96,151	94,341
Inventories	33,307	33,318
Income tax receivable	1,230	3,775
Other	34,197	27,130
Total current assets	392,044	377,330
Preneed receivables, net of reserves of $36,184 and $35,857, respectively, and trust investments	6,665,770	6,739,332
Cemetery property	2,135,601	2,129,404
Property and equipment, net	2,587,473	2,581,069
Goodwill	2,086,093	2,081,015
Deferred charges and other assets, net of reserves of $2,410 and $2,367, respectively	1,322,983	1,317,256
Cemetery perpetual care trust investments	2,126,124	2,154,032
Total assets	$17,316,088	$17,379,438

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$641,762	$639,274
Current maturities of long-term debt	87,690	83,850
Income taxes payable	42,201	715
Total current liabilities	771,653	723,839
Long-term debt	4,738,245	4,751,448
Deferred revenue, net	1,770,528	1,755,170
Deferred tax liability	652,025	649,195
Other liabilities	506,679	513,480
Deferred receipts held in trust	5,109,978	5,162,525
Care trusts’ corpus	2,115,360	2,145,112
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 146,884,042 and 146,668,589 shares issued, respectively, and 143,273,999 and 144,694,887 shares outstanding, respectively	143,274	144,695
Capital in excess of par value	980,463	986,830
Retained earnings	534,032	553,701
Accumulated other comprehensive loss	(6,694)	(7,221)
Total common stockholders’ equity	1,651,075	1,678,005
Noncontrolling interests	545	664
Total equity	1,651,620	1,678,669
Total liabilities and equity	$17,316,088	$17,379,438
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$142,927	$131,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,126	50,219
Amortization of intangibles	4,200	4,321
Amortization of cemetery property	22,296	21,713
Amortization of loan costs	2,181	1,752
Provision for expected credit losses	2,311	4,185
Provision for deferred income taxes	2,669	2,412
(Gains) losses on divestitures and impairment charges, net	(4,971)	684
Share-based compensation	3,841	3,926
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(104)	6,043
(Increase) decrease in other assets	(2,365)	5,167
Increase (decrease) in payables and other liabilities	48,296	(10,446)
Effect of preneed sales production and maturities:
Decrease (increase) in preneed receivables, net and trust investments	5,076	(61,527)
Increase in deferred revenue, net	16,051	34,170
Increase in deferred receipts held in trust	14,613	26,230
Net cash provided by operating activities	311,147	220,123
Cash flows from investing activities:
Capital expenditures	(78,185)	(79,279)
Business acquisitions, net of cash acquired	(14,869)	(15,839)
Real estate acquisitions	(2,011)	(6,948)
Corporate headquarters	(8,916)	(508)
Proceeds from divestitures and sales of property and equipment	9,537	8,508
Payments for Company-owned life insurance policies	(57)	(2,739)
Proceeds from Company-owned life insurance policies and other	3,757	—
Net cash used in investing activities	(90,744)	(96,805)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	185,000	115,000
Scheduled payments of debt	(6,541)	(5,828)
Early payments and extinguishment of debt	(195,000)	(150,000)
Proceeds from corporate headquarters debt facility	2,522	—
Principal payments on finance leases	(9,332)	(9,019)
Proceeds from exercise of stock options	3,907	17,237
Purchase of Company common stock	(130,450)	(49,461)
Payments of dividends	(45,991)	(43,944)
Bank overdrafts and other	(9,809)	(7,973)
Net cash used in financing activities	(205,694)	(133,988)
Effect of foreign currency	128	(1,826)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,837	(12,496)
Cash, cash equivalents, and restricted cash at beginning of period	221,399	224,761
Cash, cash equivalents, and restricted cash at end of period	$236,236	$212,265
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income (loss)	—	—	—	131,301	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—	(43,944)	—	—	(43,944)
Employee share-based compensation earned	—	—	3,926	—	—	—	3,926
Stock option exercises	544	—	16,693	—	—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)	—	—	—	—
Purchase of Company common stock	—	(706)	(4,518)	(44,266)	—	—	(49,490)
Other	—	—	(1,215)	—	—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344	$475,545	$16,414	$179	$1,590,781

Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
Comprehensive income	—	—	—	142,880	527	47	143,454
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,991)	—	—	(45,991)
Employee share-based compensation earned	—	—	3,841	—	—	—	3,841
Stock option exercises	95	—	3,812	—	—	—	3,907
Restricted stock awards and units, net of forfeitures	120	—	(120)	—	—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)	—	—	(130,813)
Noncontrolling payments	—	—	—	—	—	(166)	(166)
Other	—	—	(1,281)	—	—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032	$(6,694)	$545	$1,651,620
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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$227,159	$218,766
Restricted cash(1):
Included in Other current assets	8,164	2,000
Included in Deferred charges and other assets, net	913	633
Total restricted cash	9,077	2,633
Total cash, cash equivalents, and restricted cash	$236,236	$221,399
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$31,738	$19,910	$48,081	$203	$99,932
Reserve for credit losses	(1,242)	(2,071)	(350)	(118)	(3,781)
Receivables, net	$30,496	$17,839	$47,731	$85	$96,151

	December 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,950	$21,703	$40,559	$169	$98,381
Reserve for credit losses	(1,558)	(2,048)	(320)	(114)	(4,040)
Receivables, net	$34,392	$19,655	$40,239	$55	$94,341

FORM 10-Q 11

PART I
Recently Issued Accounting Standards
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective for us on a prospective basis for annual periods beginning after December 15, 2024 and early adoption is also permitted. We are currently assessing the impact of this guidance on our disclosures. Upon adoption, we will include the required disclosures in our financial statements and related notes; however, the guidance will not have a material effect on our financial position or results of operations
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. Upon adoption, we will include the additional disclosures in our financial statements and related notes; however, the guidance will not have a material effect on our financial position or results of operations.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Preneed receivables, net	$1,547,225	$1,570,773

Trust investments, at market	7,007,627	7,084,723
Insurance-backed fixed income securities and other	237,042	237,868
Trust investments	7,244,669	7,322,591
Less: Cemetery perpetual care trust investments	(2,126,124)	(2,154,032)
Preneed trust investments	5,118,545	5,168,559

Preneed receivables, net and trust investments	$6,665,770	$6,739,332
12 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	March 31, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$174,570	$1,430,627	$1,605,197
Unearned finance charges	(11,618)	(10,170)	(21,788)
Preneed receivables, at amortized cost	162,952	1,420,457	1,583,409
Reserve for credit losses	(20,774)	(15,410)	(36,184)
Preneed receivables, net	$142,178	$1,405,047	$1,547,225

	December 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$183,016	$1,444,084	$1,627,100
Unearned finance charges	(11,083)	(9,387)	(20,470)
Preneed receivables, at amortized cost	171,933	1,434,697	1,606,630
Reserve for credit losses	(20,132)	(15,725)	(35,857)
Preneed receivables, net	$151,801	$1,418,972	$1,570,773

At March 31, 2025, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$9,993	$51,098	$43,982	$24,334	$11,825	$21,720	$162,952
Cemetery	138,468	520,651	360,873	223,148	108,924	68,393	1,420,457
Total preneed receivables, at amortized cost	$148,461	$571,749	$404,855	$247,482	$120,749	$90,113	$1,583,409

At March 31, 2025, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$4,167	$2,954	$2,417	$32,611	$42,149	$120,803	$162,952
Cemetery	49,272	39,105	13,089	7,153	108,619	1,311,838	1,420,457
Total preneed receivables, at amortized cost	$53,439	$42,059	$15,506	$39,764	$150,768	$1,432,641	$1,583,409
FORM 10-Q 13

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2025:

	December 31, 2024	(Provision) Benefit for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	March 31, 2025
	(In thousands)
Funeral	$(20,132)	$(1,131)	$490	$(1)	$(20,774)
Cemetery	(15,725)	21	295	(1)	(15,410)
Total reserve for credit losses on preneed receivables	$(35,857)	$(1,110)	$785	$(2)	$(36,184)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2025	2024
	(In thousands)
Deposits	$158,266	$156,119
Withdrawals	$142,934	$130,607
Purchases of securities	$555,267	$341,998
Sales of securities	$473,883	$334,719
Realized gains from sales of securities(1)	$101,265	$105,445
Realized losses from sales of securities(1)	$(26,137)	$(31,815)
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

		March 31, 2025
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$49,674	$292	$(684)	$49,282
Canadian government	2	25,514	—	—	25,514
Corporate	2	20,204	470	(260)	20,414
Residential mortgage-backed	2	4,202	73	(45)	4,230
Asset-backed	2	1,877	3	(83)	1,797
Equity securities:
Preferred stock	2	22,232	942	(345)	22,829
Common stock:
United States	1	1,979,831	498,824	(143,522)	2,335,133
Canada	1	30,573	16,594	(1,218)	45,949
Other international	1	134,520	26,358	(12,868)	148,010
Mutual funds:
Equity	1	936,866	142,544	(14,081)	1,065,329
Fixed income	1	1,030,688	4,244	(37,787)	997,145
Trust investments, at fair value		4,236,181	690,344	(210,893)	4,715,632
Commingled funds
Fixed income		860,989	3,743	(57,916)	806,816
Equity		344,974	117,804	(74)	462,704
Money market funds		384,453	—	—	384,453
Alternative investments		441,242	206,892	(10,112)	638,022
Trust investments, at net asset value		2,031,658	328,439	(68,102)	2,291,995
Trust investments, at market		$6,267,839	$1,018,783	$(278,995)	$7,007,627

FORM 10-Q 15

PART I

		December 31, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$43,699	$178	$(849)	$43,028
Canadian government	2	25,979	—	—	25,979
Corporate	2	10,087	326	(11)	10,402
Residential mortgage-backed	2	3,811	39	(49)	3,801
Asset-backed	2	290	—	(47)	243
Equity securities:
Preferred stock	2	8,059	930	(25)	8,964
Common stock:
United States	1	1,887,854	617,695	(68,404)	2,437,145
Canada	1	41,362	20,164	(1,160)	60,366
Other international	1	120,605	34,414	(10,382)	144,637
Mutual funds:
Equity	1	950,990	121,006	(13,892)	1,058,104
Fixed income	1	1,028,622	4,183	(46,391)	986,414
Trust investments, at fair value		4,121,358	798,935	(141,210)	4,779,083
Commingled funds
Fixed income		862,350	2,597	(60,646)	804,301
Equity		346,553	99,647	(316)	445,884
Money market funds		432,821	—	—	432,821
Alternative investments		438,449	193,638	(9,453)	622,634
Trust investments, at net asset value		2,080,173	295,882	(70,415)	2,305,640
Trust investments, at market		$6,201,531	$1,094,817	$(211,625)	$7,084,723
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
Maturity dates of our fixed income securities range from 2025 to 2045. Maturities of fixed income securities (excluding mutual and commingled funds) at March 31, 2025 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$54,106
Due in one to five years	34,105
Due in five to ten years	6,617
Thereafter	6,409
Total estimated maturities of fixed income securities	$101,237
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $48.2 million and $42.7 million for the three months ended March 31, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $26.1 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively.

16 Service Corporation International

PART I
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$2,764,162	$2,745,104
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(993,634)	(989,934)
Deferred revenue, net	$1,770,528	$1,755,170
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2025	2024
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,917,695	$6,374,393
Net preneed contract sales	319,000	367,166
Acquisitions of businesses, net	928	7,678
Net investment (losses) gains(1)	(68,080)	208,719
Recognized revenue from backlog(2)	(175,041)	(172,580)
Recognized revenue from current period sales	(112,199)	(130,146)
Change in amounts due on unfulfilled performance obligations	(3,671)	(27,954)
Change in cancellation reserve	(18)	(83)
Effect of foreign currency and other	1,892	(4,363)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$6,880,506	$6,622,830
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
FORM 10-Q 17

PART II
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 26.1% and 22.9% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was higher for the three months ended March 31, 2025 as excess tax benefits on the settlement of employee share-based awards for certain executives issued after the passage of the Tax Cuts and Jobs Act in 2017, which are now being settled, are not deductible. The effective tax rate for the three months ended March 31, 2025 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
The federal statutes of limitation have expired for all tax years prior to 2021, and we are not currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2023.
5. Debt
The components of Debt are:

	March 31, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
5.75% Senior Notes due October 2032	800,000	800,000
Term Loan due January 2028	637,031	641,250
Bank Credit Facility due January 2028	110,000	120,000
Corporate Headquarters Debt Facility due February 2037	2,522	—
Obligations under finance leases	146,916	145,061
Mortgage notes and other debt, maturities through 2050	84,720	86,044
Unamortized debt issuance costs	(42,178)	(43,981)
Total debt	4,825,935	4,835,298
Less: Current maturities of long-term debt	(87,690)	(83,850)
Total long-term debt	$4,738,245	$4,751,448
Current maturities of debt at March 31, 2025 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 85% and 84% of our total debt had a fixed interest rate at March 31, 2025 and December 31, 2024, respectively.
The components of our ending interest rate are as follows:

	March 31, 2025	December 31, 2024
Fixed Debt	4.65%	4.64%
Floating Debt	6.46%	6.50%
Total Debt	4.92%	4.93%
During the three months ended March 31, 2025 and 2024, we paid $29.2 million and $43.8 million in cash interest, respectively.
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the
18 Service Corporation International

PART I
total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of March 31, 2025, we were in compliance with all of our debt covenants. We have $39.0 million of letters of credit outstanding and pay a quarterly fee of 0.20% on the unused commitment at March 31, 2025. As of March 31, 2025, we had $1,351.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 6.42% and 6.46% at March 31, 2025 and December 31, 2024, respectively.
Debt Issuances and Additions
During the three months ended March 31, 2025, we issued or added $187.5 million of debt including:
•$185.0 million on our Bank Credit Facility due January 2028; and
•$2.5 million on our Corporate Headquarters Debt Facility due February 2037.
Net proceeds were used for general corporate purposes and to fund the new corporate headquarters.
During the three months ended March 31, 2024, we drew $115.0 million on our Bank Credit Facility due January 2028 for general corporate purposes.
Debt Extinguishments and Reductions
During the three months ended March 31, 2025, we made aggregate debt payments of $201.5 million for scheduled and early debt extinguishment payments including:
•$195.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$4.2 million in aggregate principal of our Term Loan due January 2028; and
•$2.3 million in other debt.
During the three months ended March 31, 2024, we made aggregate debt payments of $155.8 million for scheduled and early debt extinguishment payments including:
•$150.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$4.2 million in aggregate principal of our Term Loan due January 2028; and
•$1.6 million in other debt.
6. Credit Risk and Fair Value of Financial Instruments
Fair Value Estimates
The fair value estimates of the following financial instruments have been determined using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of these instruments due to the short-term nature of the instruments. The carrying values of receivables on preneed funeral and cemetery contracts approximate fair value as the terms and conditions of these contracts are comparable to our current contract offerings.
FORM 10-Q 19

PART I
The fair value of our debt instruments was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$141,444	$140,615
4.625% Senior Notes due December 2027	538,852	536,052
5.125% Senior Notes due June 2029	738,195	728,430
3.375% Senior Notes due August 2030	761,447	745,612
4.0% Senior Notes due May 2031	728,568	712,640
5.75% Senior Notes due October 2032	789,528	778,752
Term Loan due January 2028	637,031	641,250
Bank Credit Facility due January 2028	110,000	120,000
Corporate Headquarters Debt Facility due February 2037	2,522	—
Mortgage notes and other debt, maturities through 2050	84,989	85,574
Total fair value of debt instruments	$4,532,576	$4,488,925
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility, Corporate Headquarters Debt Facility, and the mortgage and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2025, we repurchased 1,636,341 shares of common stock at an aggregate cost of $130.8 million, which is an average cost per share of $79.93. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $153.7 million at March 31, 2025.
Subsequent to March 31, 2025, we repurchased 916,010 shares for $71.3 million at an average cost per share of $77.82.
20 Service Corporation International

PART I
8. Segment Reporting
Our operations are both product-based and geographically-based, and the reportable operating segments presented below include our funeral and cemetery operations. Our geographic areas include the United States and Canada, where we conduct both funeral and cemetery operations.
Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, who is responsible for making key operating, finance, and capital allocation decisions and specifically uses segment gross profit to aid in the decision making and to assess the performance of the operating segments.
FORM 10-Q 21

PART I
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Three months ended March 31,
	2025	2024
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$329,071	$315,377
Matured preneed revenue	205,842	190,148
Core funeral revenue	534,913	505,525
Non-funeral home revenue	27,608	23,683
Non-funeral home preneed sales revenue	22,200	29,075
Core general agency and other revenue	54,773	46,450
Total funeral revenue	$639,494	$604,733
Direct cost	(92,778)	(91,970)
Selling compensation	(46,731)	(44,106)
Salaries & fringe expense	(166,280)	(161,457)
Facility expenses	(68,304)	(63,866)
Other costs and overhead	(111,423)	(111,460)
Total funeral expense	$(485,516)	$(472,859)
Funeral gross profit	$153,978	$131,874

Cemetery revenue:
Atneed revenue	$112,302	$109,728
Recognized preneed property revenue	188,660	199,726
Recognized preneed merchandise and services revenue	98,470	98,280
Core cemetery revenue	399,432	407,734
Other revenue	35,241	32,915
Total cemetery revenue	$434,673	$440,649
Direct cost	(58,757)	(62,011)
Selling compensation	(80,668)	(80,132)
Maintenance expense	(63,056)	(61,398)
Other costs and overhead	(94,753)	(94,769)
Total cemetery expense	$(297,234)	$(298,310)
Cemetery gross profit	$137,439	$142,339

Total revenue from customers	$1,074,167	$1,045,382
Total segment expenses	(782,750)	(771,169)
Gross profit from reportable segments	$291,417	$274,213
Corporate general and administrative expenses	(44,701)	(41,325)
Gains (losses) on divestitures and impairment charges, net	4,971	(684)
Operating income	$251,687	$232,204
Interest expense	(61,483)	(64,352)
Other income, net	3,152	2,462
Income before income taxes	$193,356	$170,314
22 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2025	$1,020,407	$53,760	$1,074,167
2024	$988,456	$56,926	$1,045,382
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2025 and December 31, 2024, we had self-insurance reserves of $107.4 million and $105.8 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigations incidental to our business are based on operational claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to vigorously defend ourselves in the matters described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for us to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023 and 2024.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:
FORM 10-Q 23

PART I

	Three months ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$142,880	$131,301
Weighted average shares:
Weighted average shares — basic	144,116	146,266
Stock options	1,113	1,584
Restricted share units	63	63
Weighted average shares — diluted	145,292	147,913
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.99	$0.90
Diluted	$0.98	$0.89
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2025	2024
	(In thousands)
Antidilutive options	4	569
24 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2025, we owned and operated 1,489 funeral service locations and 496 cemeteries (of which 309 are combination locations), in 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our financial position is enhanced by our $15.9 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2025. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves with professionalism, compassion, and attention to detail approximately 700,000 families each year at their time of need or through prearrangement sales services.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services because our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences, remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers. We believe the presentation of these additional merchandise and services through our customer-facing technology improves our customers' experience by reducing administrative burdens and allowing them to visualize the enhanced product and service offerings, which we believe will help drive increases in the average revenue for a cremation in future periods.
Tariffs and Trading Relationships
Since the start of 2025, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $311.1 million in the first three months of 2025. As of March 31, 2025, we had $1,351.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at March 31, 2025. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of March 31, 2025 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.59
FORM 10-Q 25

PART I
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
Return Excess Cash to Shareholders. Absent strategic acquisition or other higher return opportunities, we intend to return excess cash to shareholders. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.32 per common share in 2025. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants, and final determination by our Board of Directors each quarter upon review of our financial performance.
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to opportunistically manage our debt maturity profile as we intend to maintain a target leverage ratio of 3.5x to 4.0x.
Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $311.1 million and $220.1 million for the three months ended March 31, 2025 and 2024, respectively.
The $91.0 million increase in operating cash flows from 2024 comprises:
•a $46.6 million decrease in employee compensation payments,
•a $23.7 million increase in cash receipts from customers,
•a $19.4 million increase in General Agency (GA) commission and other receipts, and
•a $14.6 million decrease in cash interest payments,
•a $12.0 million increase in net trust withdrawals, partially offset by
•a $17.3 million increase in vendor and other payments,
•a $4.6 million increase in restructuring payments,
•a $3.1 million increase in cash tax payments, and
•a $0.3 million increase in payments for certain legal matters.
Investing Activities
Cash flows from investing activities used $90.7 million and $96.8 million for the three months ended March 31, 2025 and 2024, respectively. The $6.1 million decreased outflow in 2025 over 2024 is primarily due to the following:
•a $4.9 million decrease in cash spent on real estate acquisitions,
•a $3.8 million increase in net proceeds for Company-owned life insurance policies,
•a $2.7 million decrease in net payments for Company-owned life insurance policies,
•a $1.1 million decrease in total capital expenditures, which comprises:
•a $3.5 million net decrease in maintenance capital expenditures, which includes:
26 Service Corporation International

PART I
•a $4.2 million decrease in expenditures for capital improvements at existing field locations.
•a $2.0 million decrease in expenditures for digital investments and corporate, offset by
•a $2.7 million increase in expenditures for cemetery property development, and
•a $2.4 million increase in expenditures for growth capital expenditures/construction of new funeral service locations,
•a $1.0 million increase in cash receipts from divestitures and asset sales,
•a $1.0 million decrease in cash spent on business acquisitions, partially offset by
•an $8.4 million increase in capital expenditures related to construction of our new corporate headquarters.
Financing Activities
Financing activities used $205.7 million for the three months ended March 31, 2025 compared to using $134.0 million for the same period in 2024. The $71.7 million increased outflow from 2025 over 2024 is primarily due to the following:
•an $81.0 million increase in purchase of Company common stock,
•a $13.3 million decrease in proceeds from exercises of stock options,
•a $2.1 million increase in payments of dividends, and
•a $1.8 million increase in bank overdrafts and other, partially offset by
•a $24.0 million decrease in debt repayments, net of proceeds, and
•a $2.5 million increase in borrowings from our corporate headquarters debt facility.
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

	March 31, 2025	December 31, 2024
	(In millions)
Preneed funeral	$226.6	$226.8
Preneed cemetery:
Merchandise and services	135.5	135.6
Pre-construction	58.1	56.4
Bonds supporting preneed funeral and cemetery obligations	420.2	418.8
Bonds supporting preneed business permits	8.2	8.1
Other bonds	27.7	27.5
Total surety bonds outstanding	$456.1	$454.4
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
FORM 10-Q 27

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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended March 31,
	2025	2024
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$190.5	$177.2
Sales production (number of contracts)(1)	37,384	28,448
General agency revenue	$70.5	$49.8
Maturities	$119.7	$108.4
Maturities (number of contracts)	18,725	17,256
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
28 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2025	2024
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$97.0	$138.9
Sales production (number of contracts)	17,038	34,132
Maturities	$103.8	$96.6
Maturities (number of contracts)	22,612	22,248
Cemetery:
Sales production:
Preneed	$324.6	$330.8
Atneed	113.2	108.0
Total sales production	$437.8	$438.8
Sales production deferred to backlog:
Preneed	$157.4	$158.5
Atneed	79.7	78.5
Total sales production deferred to backlog	$237.1	$237.0
Revenue recognized from backlog:
Preneed	$96.2	$105.0
Atneed	78.0	78.6
Total revenue recognized from backlog	$174.2	$183.6
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at March 31, 2025 and December 31, 2024. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2025 and December 31, 2024. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 29

PART I

	March 31, 2025		December 31, 2024
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.77	$1.77	$1.76	$1.76
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.99	0.99	0.99	0.99
Deferred receipts held in trust	5.11	4.55	5.16	4.50
Allowance for cancellation on trust investments	(0.27)	(0.24)	(0.27)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.60	7.07	7.64	7.01
Backlog of insurance-funded revenue(1)	8.32	8.32	8.37	8.37
Total backlog of deferred revenue	$15.92	$15.39	$16.01	$15.38

Preneed receivables, net and trust investments	$6.67	$6.11	$6.74	$6.08
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	0.99	0.99	0.99	0.99
Allowance for cancellation on trust investments	(0.27)	(0.24)	(0.27)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.39	6.86	7.46	6.83
Insurance policies associated with insurance-funded deferred revenue (1)	8.32	8.32	8.37	8.37
Total assets associated with backlog of preneed revenue	$15.71	$15.18	$15.83	$15.20
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2025, the difference between the backlog and asset market amounts represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.40 billion collected from customers that were not required to be deposited into trusts, and $0.19 billion in allowable cash distributions from trust assets partially offset by $1.55 billion in amounts due on delivered property and merchandise. As of March 31, 2025, the fair value of the total backlog comprised $4.57 billion related to cemetery contracts and $11.35 billion related to funeral contracts. As of March 31, 2025, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.60 billion related to cemetery contracts and $2.79 billion related to funeral contracts. As of March 31, 2025, the backlog of insurance-funded contracts of $8.32 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
30 Service Corporation International

PART I
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
As of March 31, 2025, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), two for funeral and cemetery merchandise and service trust types and two for the cemetery perpetual care trust types, each with an independent trustee as custodian. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2025, the largest single equity position represented less than 1% of the total securities portfolio.
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
Trust Performance
During the three months ended March 31, 2025, the Standard and Poor’s 500 Index decreased 4.3% and the Bloomberg’s US Aggregate Bond Index increased 2.8%. This compares to SCI trusts that decreased 0.5% during the same period. The SCI trusts have a diversified allocation of approximately 59% equities, 27% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $48.2 million and $42.7 million for the three months ended March 31, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $26.1 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced over the trailing twelve month period.
FORM 10-Q 31

PART I
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2025 and 2024
Management Summary
In the first three months of 2025, we reported consolidated net income attributable to common stockholders of $142.9 million ($0.98 per diluted share) compared to net income attributable to common stockholders for the same period in 2024 of $131.3 million ($0.89 per diluted share). These results were impacted by certain items including:

	Three months ended March 31,
	2025	2024
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$5.0	$(0.7)
Tax effect from significant items	$(1.3)	$0.1
Change in uncertain tax reserves and other	$(0.4)	$—
In addition to the above items, the increase from the prior year quarter is primarily due to higher funeral gross profit on higher services performed and funeral average revenue per service, which was partially offset by slightly lower cemetery gross profit. Also, the increase in corporate general and administrative expense was more than offset by lower interest expense and a lower share count.
Funeral Results

	Three months ended March 31,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$639.5	$604.7
Less: revenue associated with acquisitions/new construction	13.4	0.8
Less: revenue associated with divestitures	0.2	1.3
Comparable(1) funeral revenue	625.9	602.6
Less: non-funeral home preneed sales revenue	22.2	29.0
Less: core general agency and other revenue	54.5	46.2
Adjusted comparable funeral revenue	$549.2	$527.4
Comparable services performed	95,624	93,967
Comparable average revenue per service(2)	$5,743	$5,613

Consolidated funeral gross profit	$154.0	$131.9
Less: gross profit associated with acquisitions/new construction	2.0	0.2
Less: gross losses associated with divestitures	(0.4)	—
Comparable(1) funeral gross profit	$152.4	$131.7
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending March 31, 2025.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $639.5 million for the three months ended March 31, 2025, compared to $604.7 million for the same period in 2024. This $34.8 million increase is primarily attributable to $12.6 million of growth in revenue contributed by acquired and newly constructed properties and by a $23.3 million increase in comparable revenue as described below.
32 Service Corporation International

PART I
Comparable revenue from funeral operations was $625.9 million for the three months ended March 31, 2025 compared to $602.6 million for the same period in 2024. The $23.3 million increase was due to an increase of $21.8 million in adjusted comparable funeral revenue and an increase of $8.3 million in core general agency and other revenue, partially offset by a $6.8 million decrease in non-funeral home preneed sales revenue.
Non-funeral home preneed sales revenue decreased by $6.8 million, primarily due to an operational decision to defer the delivery of urns on preneed contracts to the time of need coupled with a $19.9 million, or 25.5%, decline in non-funeral home preneed sales production. The declines in both revenue and production were impacted by expected administrative challenges in our transition from trust to insurance-funded contracts in certain states. Both of these impacts are short-term in nature as we will recognize now deferred urn revenue at the time of need. Partially offsetting these headwinds is an increase in general agency revenue as we shift more production to insurance-funded contracts.
Core general agency and other revenue grew $8.3 million, primarily due to growth in general agency revenue from higher commission rates as a result of the change in our preneed insurance agreement.
Adjusted comparable funeral revenue increased by $21.8 million, or 4.1%, primarily due to a favorable 2.3% increase in total average revenue per service and by a 1.8% increase in total funeral services performed. The cremation rate increased 70 basis points to 64.1%.
Funeral Gross Profit
Consolidated funeral gross profit increased $22.1 million, or 16.8%, in the first three months of 2025 compared to the same period in 2024. Of this increase, $20.7 million, or 15.7%, was an increase in comparable funeral gross profit. Comparable funeral gross profit increased $20.7 million to $152.4 million and the comparable gross profit percentage increased from 21.9% to 24.3%. This increase is primarily due to the growth in revenue described above and our continued successful focus on managing our fixed cost structure.
Cemetery Results

	Three months ended March 31,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$434.7	$440.6
Less: revenue associated with acquisitions/new construction	1.8	—
Less: revenue associated with divestitures	—	(0.1)
Comparable(1) cemetery revenue	$432.9	$440.7

Consolidated cemetery gross profit	$137.4	$142.3
Less: gross profit (loss) associated with acquisitions/new construction	0.6	(0.1)
Less: gross (loss) profit associated with divestitures	—	(0.2)
Comparable(1) cemetery gross profit	$136.8	$142.6
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending March 31, 2025.
Cemetery Revenue
Consolidated revenue from our cemetery operations decreased $5.9 million, or 1.3%, for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a $7.8 million, or 1.8%, decrease in comparable cemetery revenue offset by a $1.8 million increase in revenue contributed by newly constructed and acquired properties.
The $7.8 million, or 1.8%, decrease in comparable cemetery revenue was primarily attributable to a $10.0 million decrease in comparable cemetery core revenue, partially offset by an increase in other revenue of $2.2 million. Core revenue was lower by $10.0 million primarily due to a decline of $11.9 million in recognized preneed property revenue due to lower preneed property sales production. This decline was partially offset by a $2.0 million increase in atneed revenue.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $4.9 million for the three months ended March 31, 2025 compared to the same period in 2024, which is primarily attributable to a $5.8 million decrease in comparable cemetery gross profit offset by a $0.7 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased from $142.6 million to $136.8 million, and the gross profit percentage decreased from 32.4% to 31.6% primarily due to the decline in revenue mentioned above, partially offset by the impact of effective cost control measures.
FORM 10-Q 33

PART I
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $3.4 million to $44.7 million for the three months ended March 31, 2025 due to higher workers compensation costs as well as higher expenses related to the timing of incentive compensation accruals versus the prior year quarter.
Gains (Losses) on Divestitures and Impairment Charges, Net
We recognized a $5.0 million net pre-tax gain on asset divestitures and impairments in the three months ended March 31, 2025 compared to a $0.7 million net pre-tax loss in 2024 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense decreased $2.9 million to $61.5 million for the three months ended March 31, 2025 primarily due to lower interest rates on our floating rate debt, partially offset by slightly higher average debt outstanding.
Provision for Income Taxes
Our effective tax rate was 26.1% and 22.9% for the three months ended March 31, 2025 and 2024, respectively. The effective higher tax rate for the three months ended March 31, 2025 was primarily due to certain excess tax benefits recognized on the settlement of employee share-based awards in prior year quarter that are no longer deductible. The effective tax rate for the three months ended March 31, 2025 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 145.3 million for the three months ended March 31, 2025 compared to 147.9 million for the same period in 2024. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2024 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
34 Service Corporation International

PART I
•We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
•Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
•We may be adversely affected by the effects of inflation, significant reduction in consumer confidence and customer demand, and/or recession.
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
•Our failure to attract and retain qualified sales personnel and licensed funeral professionals could have an adverse effect on our business and financial condition.
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
•Disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States and other countries could increase costs to our business.
•Regulation and compliance could have a material adverse impact on our financial results.
•Unfavorable results of litigation could have a material adverse impact on our financial statements.
•Cemetery operational claims could have a material adverse impact on our financial results.
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2024 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com. We assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us whether as a result of new information, future events, or otherwise.
FORM 10-Q 35

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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of March 31, 2025 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
36 Service Corporation International

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2025 — January 31, 2025 (1)	346,855	$78.02	331,431	$254,713,742
February 1, 2025 — February 28, 2025	451,866	$78.76	451,866	$219,125,768
March 1, 2025 — March 31, 2025 (2)	837,620	$79.60	821,516	$153,731,417
	1,636,341		1,604,813
(1) 15,424 shares were purchased in January 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 16,104 shares were purchased in March 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
FORM 10-Q 37

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

10.1		Form of Performance Unit Grant Award Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2024).
10.2	—
Credit Agreement, dated January 11, 2023, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2023).

10.3
Employment and Noncompetition Agreement, dated January 1, 2022 between OFTC, Inc. and Elisabeth G. Nash (Incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarterly period ended March 31, 2024)

10.4		Form of Restricted Stock Award Agreement.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

38 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2025	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 39