Form 10-Q
period 2025-06-30
SERVICE CORP INTERNATIONAL
filed 2025-07-31
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of July 31, 2025 was 140,240,018 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$518,011	$528,013	$1,011,666	$1,044,896
Service revenue	438,319	421,017	920,209	872,962
Other revenue	109,114	84,986	207,736	161,540
Total revenue	1,065,444	1,034,016	2,139,611	2,079,398
Costs of revenue
Cost of property and merchandise	(275,781)	(271,415)	(536,784)	(535,008)
Cost of service	(245,256)	(237,609)	(489,555)	(473,657)
Overhead and other expenses	(272,969)	(267,077)	(550,417)	(538,605)
Costs of revenue	(794,006)	(776,101)	(1,576,756)	(1,547,270)
Gross profit	271,438	257,915	562,855	532,128
Corporate general and administrative expenses	(49,466)	(38,998)	(94,167)	(80,323)
Restructuring charge	(1,575)	—	(1,575)	—
Gains on divestitures and impairment charges, net	4,062	1,924	9,033	1,240
Operating income	224,459	220,841	476,146	453,045
Interest expense	(64,071)	(64,384)	(125,554)	(128,736)
Other income, net	3,914	1,725	7,066	4,187
Income before income taxes	164,302	158,182	357,658	328,496
Provision for income taxes	(41,378)	(39,962)	(91,807)	(79,002)
Net income	122,924	118,220	265,851	249,494
Net income attributable to noncontrolling interests	(59)	(54)	(106)	(27)
Net income attributable to common stockholders	$122,865	$118,166	$265,745	$249,467
Basic earnings per share:
Net income attributable to common stockholders	$0.87	$0.81	$1.86	$1.71
Basic weighted average number of shares	141,897	145,297	143,001	145,782
Diluted earnings per share:
Net income attributable to common stockholders	$0.86	$0.81	$1.84	$1.69
Diluted weighted average number of shares	142,992	146,784	144,134	147,348
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$122,924	$118,220	$265,851	$249,494
Other comprehensive income:
Foreign currency translation adjustments	20,595	(3,917)	21,122	(12,397)
Total comprehensive income	143,519	114,303	286,973	237,097
Total comprehensive income attributable to noncontrolling interests	(59)	(53)	(106)	(23)
Total comprehensive income attributable to common stockholders	$143,460	$114,250	$286,867	$237,074
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$255,386	$218,766
Receivables, net of reserves of $3,884 and $4,040, respectively	85,085	94,341
Inventories	32,406	33,318
Income tax receivable	19,356	3,775
Other	41,908	27,130
Total current assets	434,141	377,330
Preneed receivables, net of reserves of $35,582 and $35,857, respectively, and trust investments	7,065,296	6,739,332
Cemetery property	2,153,281	2,129,404
Property and equipment, net	2,626,199	2,581,069
Goodwill	2,095,945	2,081,015
Deferred charges and other assets, net of reserves of $2,389 and $2,367, respectively	1,328,228	1,317,256
Cemetery perpetual care trust investments	2,277,115	2,154,032
Total assets	$17,980,205	$17,379,438

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$651,283	$639,989
Current maturities of long-term debt	61,910	83,850
Total current liabilities	713,193	723,839
Long-term debt	4,976,111	4,751,448
Deferred revenue, net	1,768,910	1,755,170
Deferred tax liability	655,564	649,195
Other liabilities	528,524	513,480
Deferred receipts held in trust	5,507,354	5,162,525
Care trusts’ corpus	2,270,196	2,145,112
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 146,909,480 and 146,668,589 shares issued, respectively, and 140,806,347 and 144,694,887 shares outstanding, respectively	140,806	144,695
Capital in excess of par value	967,329	986,830
Retained earnings	437,752	553,701
Accumulated other comprehensive gain (loss)	13,901	(7,221)
Total common stockholders’ equity	1,559,788	1,678,005
Noncontrolling interests	565	664
Total equity	1,560,353	1,678,669
Total liabilities and equity	$17,980,205	$17,379,438
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$265,851	$249,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,257	101,856
Amortization of intangibles	8,441	8,627
Amortization of cemetery property	48,195	46,336
Amortization of loan costs	4,383	3,519
Provision for expected credit losses	5,234	7,644
Provision for deferred income taxes	4,621	7,553
Gains on divestitures and impairment charges, net	(9,033)	(1,240)
Share-based compensation	9,589	9,586
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in receivables	6,205	7,296
(Increase) decrease in other assets	(16,110)	15,969
Increase (decrease) in payables and other liabilities	11,996	(17,104)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(28,062)	(124,609)
Increase in deferred revenue, net	23,785	53,342
Increase in deferred receipts held in trust	34,228	48,731
Net cash provided by operating activities	477,580	417,000
Cash flows from investing activities:
Capital expenditures	(161,201)	(170,963)
Business acquisitions, net of cash acquired	(28,242)	(38,490)
Real estate acquisitions	(5,422)	(22,151)
Corporate headquarters	(26,759)	(4,915)
Proceeds from divestitures and sales of property and equipment	26,762	11,339
Payments for Company-owned life insurance policies	(130)	(2,831)
Proceeds from Company-owned life insurance policies and other	3,757	2,000
Other investing activities	—	(9,814)
Net cash used in investing activities	(191,235)	(235,825)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	495,001	296,137
Scheduled payments of debt	(12,827)	(11,665)
Early payments and extinguishment of debt	(305,000)	(225,000)
Proceeds from corporate headquarters debt facility	17,120	—
Principal payments on finance leases	(18,853)	(18,213)
Proceeds from exercise of stock options	4,040	17,859
Purchase of Company common stock	(324,023)	(176,417)
Payments of dividends	(91,129)	(87,328)
Bank overdrafts and other	(7,354)	(10,536)
Net cash used in financing activities	(243,025)	(215,163)
Effect of foreign currency	5,800	(2,665)
Net increase (decrease) in cash, cash equivalents, and restricted cash	49,120	(36,653)
Cash, cash equivalents, and restricted cash at beginning of period	221,399	224,761
Cash, cash equivalents, and restricted cash at end of period	$270,519	$188,108
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value		Retained Earnings		Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596		$432,454		$24,891	$209	$1,541,473
Comprehensive income	—	—	—	x2	131,301	x2	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—		(43,944)		—	—	(43,944)
Share-based compensation earned	—	—	3,926		—		—	—	3,926
Stock option exercises	544	—	16,693		—		—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)		—		—	—	—
Purchase of Company common stock	—	(706)	(4,518)		(44,266)		—	—	(49,490)
Other	—	—	(1,215)		—		—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344		$475,545		$16,414	$179	$1,590,781
Comprehensive income	—	—	—		118,166		(3,916)	53	114,303
Dividends declared on common stock ($0.30 per share)	—	—	—		(43,384)		—	—	(43,384)
Share-based compensation earned	24	—	5,636		—		—	—	5,660
Stock option exercises	14	—	608		—		—	—	622
Purchase of Company common stock	—	(1,799)	(12,942)		(113,431)		—	—	(128,172)
Noncontrolling interest payments	—	—	—		—		—	(120)	(120)
Balance at June 30, 2024	$149,018	$(4,480)	$945,646		$436,896		$12,498	$112	$1,539,690
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 9

PART I

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings		Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701		$(7,221)	$664	$1,678,669
Comprehensive income (loss)	—	—	—	142,880	x2	527	47	143,454
Dividends declared on common stock $0.32 per share)	—	—	—	(45,991)		—	—	(45,991)
Share-based compensation earned	—	—	3,841	—		—	—	3,841
Stock option exercises	95	—	3,812	—		—	—	3,907
Restricted stock awards, net of forfeitures	120	—	(120)	—		—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)		—	—	(130,813)
Noncontrolling interest payments	—	—	—	—		—	(166)	(166)
Other	—	—	(1,281)	—		—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032		$(6,694)	$545	$1,651,620
Comprehensive income (loss)	—	—	—	122,865		20,595	59	143,519
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,138)		—	—	(45,138)
Share-based compensation earned	22	—	5,726	—		—	—	5,748
Stock option exercises	3	—	130	—		—	—	133
Purchase of Company common stock	—	(2,493)	(18,988)	(174,007)		—	—	(195,488)
Noncontrolling interest payments	—	—	—	—		—	(40)	(40)
Other	—	—	(2)	—		—	1	(1)
Balance at June 30, 2025	$146,910	$(6,104)	$967,329	$437,752		$13,901	$565	$1,560,353
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$255,386	$218,766
Restricted cash(1):
Included in Other current assets	14,477	2,000
Included in Deferred charges and other assets, net	656	633
Total restricted cash	15,133	2,633
Total cash, cash equivalents, and restricted cash	$270,519	$221,399
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$28,529	$20,992	$39,244	$204	$88,969
Reserve for credit losses	(1,364)	(2,036)	(370)	(114)	(3,884)
Receivables, net	$27,165	$18,956	$38,874	$90	$85,085

	December 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,950	$21,703	$40,559	$169	$98,381
Reserve for credit losses	(1,558)	(2,048)	(320)	(114)	(4,040)
Receivables, net	$34,392	$19,655	$40,239	$55	$94,341

12 Service Corporation International

PART I
Recently Issued Accounting Standards
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective for us for the 2025 annual period. We are currently assessing the impact of this guidance on our disclosures, and upon adoption, we will include the required disclosures in our financial statements and related notes. We do not anticipate that the guidance will have a material effect on our financial position or results of operations.
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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Preneed receivables, net	$1,549,873	$1,570,773

Trust investments, at market	7,558,327	7,084,723
Insurance-backed fixed income securities and other	234,211	237,868
Trust investments	7,792,538	7,322,591
Less: Cemetery perpetual care trust investments	(2,277,115)	(2,154,032)
Preneed trust investments	5,515,423	5,168,559

Preneed receivables, net and trust investments	$7,065,296	$6,739,332
FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	June 30, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$164,756	$1,444,942	$1,609,698
Unearned finance charges	(12,095)	(12,148)	(24,243)
Preneed receivables, at amortized cost	152,661	1,432,794	1,585,455
Reserve for credit losses	(19,958)	(15,624)	(35,582)
Preneed receivables, net	$132,703	$1,417,170	$1,549,873

	December 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$183,016	$1,444,084	$1,627,100
Unearned finance charges	(11,083)	(9,387)	(20,470)
Preneed receivables, at amortized cost	171,933	1,434,697	1,606,630
Reserve for credit losses	(20,132)	(15,725)	(35,857)
Preneed receivables, net	$151,801	$1,418,972	$1,570,773

At June 30, 2025, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$18,672	$45,467	$39,038	$20,699	$10,071	$18,714	$152,661
Cemetery	285,386	479,311	328,395	195,234	88,935	55,533	1,432,794
Total preneed receivables, at amortized cost	$304,058	$524,778	$367,433	$215,933	$99,006	$74,247	$1,585,455

At June 30, 2025, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,972	$2,438	$2,017	$31,196	$39,623	$113,038	$152,661
Cemetery	42,503	36,799	9,180	5,769	94,251	1,338,543	1,432,794
Total preneed receivables, at amortized cost	$46,475	$39,237	$11,197	$36,965	$133,874	$1,451,581	$1,585,455
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2025:

	December 31, 2024	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	June 30, 2025
	(In thousands)
Funeral	$(20,132)	$(2,218)	$2,396	$(4)	$(19,958)
Cemetery	(15,725)	(264)	382	(17)	(15,624)
Total reserve for credit losses on preneed receivables	$(35,857)	$(2,482)	$2,778	$(21)	$(35,582)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Deposits	$158,490	$159,741	$316,756	$315,860
Withdrawals	$133,670	$139,587	$276,604	$270,194
Purchases of securities	$829,676	$740,525	$1,385,162	$1,082,592
Sales of securities	$853,100	$724,333	$1,327,187	$1,059,059
Realized gains from sales of securities(1)	$128,409	$173,045	$229,674	$278,490
Realized losses from sales of securities(1)	$(49,063)	$(25,736)	$(75,200)	$(57,551)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
FORM 10-Q 15

PART I
The cost and market values associated with trust investments recorded at market value are detailed below. Cost reflects the investment of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		June 30, 2025
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$46,605	$307	$(606)	$46,306
Canadian government	2	26,906	—	—	26,906
Corporate	2	10,584	379	(11)	10,952
Residential mortgage-backed	2	5,594	65	(40)	5,619
Asset-backed	2	287	—	(50)	237
Equity securities:
Preferred stock	2	19,394	3,009	(63)	22,340
Common stock:
United States	1	2,016,880	684,744	(94,690)	2,606,934
Canada	1	37,771	22,552	(547)	59,776
Other international	1	158,242	37,572	(7,149)	188,665
Mutual funds:
Equity	1	932,351	234,987	(888)	1,166,450
Fixed income	1	642,149	6,935	(30,244)	618,840
Trust investments, at fair value		3,896,763	990,550	(134,288)	4,753,025
Commingled funds
Fixed income		1,304,744	9,182	(52,327)	1,261,599
Equity		354,034	132,412	(615)	485,831
Money market funds		402,244	—	—	402,244
Alternative investments		468,540	197,789	(10,701)	655,628
Trust investments, at net asset value		2,529,562	339,383	(63,643)	2,805,302
Trust investments, at market		$6,426,325	$1,329,933	$(197,931)	$7,558,327

16 Service Corporation International

PART I

		December 31, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$43,699	$178	$(849)	$43,028
Canadian government	2	25,979	—	—	25,979
Corporate	2	10,087	326	(11)	10,402
Residential mortgage-backed	2	3,811	39	(49)	3,801
Asset-backed	2	290	—	(47)	243
Equity securities:
Preferred stock	2	8,059	930	(25)	8,964
Common stock:
United States	1	1,887,854	617,695	(68,404)	2,437,145
Canada	1	41,362	20,164	(1,160)	60,366
Other international	1	120,605	34,414	(10,382)	144,637
Mutual funds:
Equity	1	950,990	121,006	(13,892)	1,058,104
Fixed income	1	1,028,622	4,183	(46,391)	986,414
Trust investments, at fair value		4,121,358	798,935	(141,210)	4,779,083
Commingled funds
Fixed income		862,350	2,597	(60,646)	804,301
Equity		346,553	99,647	(316)	445,884
Money market funds		432,821	—	—	432,821
Alternative investments		438,449	193,638	(9,453)	622,634
Trust investments, at net asset value		2,080,173	295,882	(70,415)	2,305,640
Trust investments, at market		$6,201,531	$1,094,817	$(211,625)	$7,084,723
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
Maturity dates of our fixed income securities range from 2025 to 2044. Maturities of fixed income securities (excluding mutual and commingled funds) at June 30, 2025 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$53,402
Due in one to five years	30,138
Due in five to ten years	5,876
Thereafter	604
Total estimated maturities of fixed income securities	$90,020
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $47.7 million and $45.9 million for the three months ended June 30, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $27.0 million and $25.5 million for the three months ended June 30, 2025 and 2024, respectively.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $95.9 million and $88.6 million for the six months ended June 30, 2025 and 2024, respectively. Recognized trust fund income (realized and
FORM 10-Q 17

PART I
unrealized) related to our cemetery perpetual care trust investments was $53.1 million and $48.8 million for the six months ended June 30, 2025 and 2024, respectively.

Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$2,775,868	$2,745,104
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,006,958)	(989,934)
Deferred revenue, net	$1,768,910	$1,755,170
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2025	2024
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,917,695	$6,374,393
Net preneed contract sales	653,502	723,286
Acquisitions of businesses, net	3,095	14,955
Net investment (losses) gains(1)	295,163	213,412
Recognized revenue from backlog(2)	(317,131)	(317,427)
Recognized revenue from current period sales	(268,506)	(294,186)
Change in amounts due on unfulfilled performance obligations	(15,694)	(53,861)
Change in cancellation reserve	(117)	(223)
Effect of foreign currency and other	8,257	(8,690)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,276,264	$6,651,659
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
18 Service Corporation International

PART I
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.2% and 25.3% for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 25.7% and 24.0% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was higher for the six months ended June 30, 2025 primarily due to less excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the three and six months ended June 30, 2025 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
We actively participate in tax credit equity investments for projects eligible to receive renewable energy tax credits. These investments, accounted for under the equity method, are recorded in Deferred charges and other assets, net of reserves on our Consolidated Balance Sheet. Upon realization, tax credits associated with these investments are recognized as a reduction of tax expense. This reduction is offset by amortization of the investment in proportion to the tax benefits received during the period under the proportional amortization method. During 2025, we recognized investment tax credits and other tax benefits totaling $5.3 million and amortized the equity investment by $5.2 million to reflect the realization of these benefits. This amortization is reflected within the Provision for income taxes in the Consolidated Statement of Operations.
The federal statutes of limitations have expired for all tax years prior to 2021. We received a letter from IRS initiating an audit of our 2022 federal income tax return. Various state and foreign jurisdictions are auditing years 2020 through 2023. The outcome of each of these audits cannot be predicted at this time.
On July 4, 2025, new U.S. tax legislation (enacted as Public Law No. 119-21) was signed into law, introducing a broad range of changes to the U.S. federal tax code. We are currently assessing the full impact of these changes on our financial statements. Based on our preliminary assessment, we do not expect the legislation to have a material effect on our results of operations or our estimated annual effective tax rate.
FORM 10-Q 19

PART I
5. Debt
The components of Debt are:

	June 30, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
5.75% Senior Notes due October 2032	800,000	800,000
Term Loan due January 2028	632,813	641,250
Bank Credit Facility due January 2028	310,000	120,000
Corporate Headquarters Debt Facility due February 2037	17,120	—
Obligations under finance leases	148,822	145,061
Mortgage notes and other debt, maturities through 2050	82,698	86,044
Unamortized debt issuance costs	(40,356)	(43,981)
Total debt	5,038,021	4,835,298
Less: Current maturities of long-term debt	(61,910)	(83,850)
Total long-term debt	$4,976,111	$4,751,448
Current maturities of debt at June 30, 2025 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 81% and 84% of our total debt had a fixed interest rate at June 30, 2025 and December 31, 2024, respectively.
The components of our ending interest rate are as follows:

	June 30, 2025	December 31, 2024
Fixed Debt	4.67%	4.64%
Floating Debt	6.42%	6.50%
Total Debt	5.00%	4.93%
During the six months ended June 30, 2025 and 2024, we paid $125.6 million and $126.1 million in cash interest, respectively.
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of June 30, 2025, we were in compliance with all of our debt covenants. We have $1.0 million of letters of credit outstanding and pay a quarterly fee of 0.20% on the unused commitment at June 30, 2025. As of June 30, 2025, we had $1,189.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 6.43% and 6.46% at June 30, 2025 and December 31, 2024, respectively.
As of December 31, 2024, we had $39.0 million of letters of credit outstanding. During the second quarter of 2025, we replaced our letters of credit with a $46.0 million insurance product and a related indemnity obligation with a large insurance company.
Debt Issuances and Additions
During the six months ended June 30, 2025, we issued or added $512.1 million of debt including:
20 Service Corporation International

PART I
•$495.0 million on our Bank Credit Facility due January 2028; and
•$17.1 million on our Corporate Headquarters Debt Facility due February 2037.
Net proceeds were used for general corporate purposes and to fund the construction of the new corporate headquarters building.
During the six months ended June 30, 2024, we issued or added $296.1 million of debt including:
•$290.0 million on our Bank Credit Facility due January 2028; and
•$6.1 million in other debt.
Debt Extinguishments and Reductions
During the six months ended June 30, 2025, we made aggregate debt payments of $317.8 million for scheduled and early debt extinguishment payments including:
•$305.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$8.4 million in aggregate principal of our Term Loan due January 2028; and
•$4.4 million in other debt.
During the six months ended June 30, 2024, we made aggregate debt payments of $236.7 million for scheduled and early debt extinguishment payments including:
•$225.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$8.4 million in aggregate principal of our Term Loan due January 2028; and
•$3.3 million in other debt.
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
The fair value of our debt instruments was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$141,757	$140,615
4.625% Senior Notes due December 2027	546,387	536,052
5.125% Senior Notes due June 2029	751,418	728,430
3.375% Senior Notes due August 2030	781,583	745,612
4.0% Senior Notes due May 2031	749,840	712,640
5.75% Senior Notes due October 2032	809,088	778,752
Term Loan due January 2028	632,813	641,250
Bank Credit Facility due January 2028	310,000	120,000
Corporate Headquarters Debt Facility due February 2037	17,120	—
Mortgage notes and other debt, maturities through 2050	83,354	85,574
Total fair value of debt instruments	$4,823,360	$4,488,925
FORM 10-Q 21

PART I
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. During the six months ended June 30, 2025, we repurchased 4,129,431 shares of common stock at an aggregate cost of $325.9 million, which is an average cost per share of $78.93. Additionally, in May 2025, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $491.8 million at June 30, 2025.
Subsequent to June 30, 2025, we repurchased 557,707 shares for $44.1 million at an average cost per share of $79.02.
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
FORM 10-Q 23

PART I
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$296,114	$283,358	$625,185	$598,735
Matured preneed revenue	183,503	178,581	389,345	368,729
Core funeral revenue	479,617	461,939	1,014,530	967,464
Non-funeral home revenue	25,749	22,868	53,357	46,551
Non-funeral home preneed sales revenue	26,421	29,143	48,621	58,218
Core general agency and other revenue	59,578	51,836	114,351	98,286
Total funeral revenue	$591,365	$565,786	$1,230,859	$1,170,519
Direct cost	(85,005)	(85,150)	(177,783)	(177,120)
Selling compensation	(47,759)	(46,705)	(92,921)	(90,675)
Salaries & fringe expense	(167,465)	(161,506)	(335,315)	(323,098)
Facility expenses	(66,314)	(63,286)	(134,618)	(127,152)
Other costs and overhead	(108,845)	(108,713)	(220,267)	(220,174)
Total funeral expense	$(475,388)	$(465,360)	$(960,904)	$(938,219)
Funeral gross profit	$115,977	$100,426	$269,955	$232,300

Cemetery revenue:
Atneed revenue	$111,018	$107,697	$223,320	$217,425
Recognized preneed property revenue	220,421	225,121	409,081	424,847
Recognized preneed merchandise and services revenue	105,848	99,979	204,318	198,259
Core cemetery revenue	437,287	432,797	836,719	840,531
Other revenue	36,792	35,433	72,033	68,348
Total cemetery revenue	$474,079	$468,230	$908,752	$908,879
Direct cost	(66,265)	(64,387)	(125,022)	(126,398)
Selling compensation	(86,402)	(82,269)	(167,070)	(162,401)
Maintenance expense	(67,882)	(67,364)	(130,938)	(128,762)
Other costs and overhead	(98,069)	(96,721)	(192,822)	(191,490)
Total cemetery expense	$(318,618)	$(310,741)	$(615,852)	$(609,051)
Cemetery gross profit	$155,461	$157,489	$292,900	$299,828

Total revenue from customers	$1,065,444	$1,034,016	$2,139,611	$2,079,398
Total segment expenses	(794,006)	(776,101)	(1,576,756)	(1,547,270)
Gross profit from reportable segments	271,438	257,915	$562,855	$532,128
Corporate general and administrative expenses	(49,466)	(38,998)	(94,167)	(80,323)
Restructuring charge	(1,575)	—	(1,575)	—
Gains on divestitures and impairment charges, net	4,062	1,924	9,033	1,240
Operating income	$224,459	$220,841	$476,146	$453,045
Interest expense	(64,071)	(64,384)	(125,554)	(128,736)
Other income, net	3,914	1,725	7,066	4,187
Income before income taxes	$164,302	$158,182	$357,658	$328,496
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2025	$1,009,446	$55,998	$1,065,444
2024	$978,060	$55,956	$1,034,016
Six months ended June 30,
Revenue from external customers:
2025	$2,029,853	$109,758	$2,139,611
2024	$1,966,516	$112,882	$2,079,398
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2025 and December 31, 2024, we had self-insurance reserves of $109.0 million and $105.8 million, respectively.
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
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for us to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023, 2024, and 2025.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:
FORM 10-Q 25

PART I

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$122,865	$118,166	$265,745	$249,467
Weighted average shares:
Weighted average shares — basic	141,897	145,297	143,001	145,782
Stock options	1,046	1,437	1,078	1,510
Restricted share units	49	50	55	56
Weighted average shares — diluted	142,992	146,784	144,134	147,348
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.87	$0.81	$1.86	$1.71
Diluted	$0.86	$0.81	$1.84	$1.69
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Antidilutive options	682	754	594	662
26 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2025, we owned and operated 1,485 funeral service locations and 498 cemeteries (of which 310 are combination locations), in 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our financial position is enhanced by our $16.4 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2025. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $477.6 million in the first six months of 2025. As of June 30, 2025, we had $1,189.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at June 30, 2025. We target a leverage ratio of 3.5x to 4.0x.
Our leverage ratio requirement and actual ratio as of June 30, 2025 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.68
FORM 10-Q 27

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
Returning Excess Cash to Shareholders. Absent strategic acquisitions or other higher return opportunities, we intend to return excess cash to shareholders through dividends. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.32 per common share in 2025. We target a payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants, and final determination by our Board of Directors each quarter upon review of our financial performance.
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
Operating Activities
Net cash provided by operating activities was $477.6 million and $417.0 million for the six months ended June 30, 2025 and 2024, respectively.
The $60.6 million increase in operating cash flows from 2024 comprises:
•a $50.3 million increase in cash receipts from customers,
•a $43.4 million increase in General Agency (GA) commission and other receipts,
•a $37.7 million decrease in employee compensation payments,
•a $22.3 million decrease in payments for certain legal matters,
•a $5.7 million increase in net trust withdrawals, and
•a $0.5 million decrease in cash interest payments, partially offset by
•a $87.4 million increase in cash tax payments,
•a $6.0 million increase in vendor and other payments, and
•a $5.9 million increase in restructuring payments.
Investing Activities
Cash flows from investing activities used $191.2 million and $235.8 million for the six months ended June 30, 2025 and 2024, respectively. The $44.6 million decreased outflow in 2025 over 2024 is primarily due to the following:
•a $16.7 million decrease in cash spent on real estate acquisitions,
•a $15.4 million increase in cash receipts from divestitures and asset sales,
•a $10.2 million decrease in cash spent on business acquisitions,
•a $9.8 million decrease in other investing activities primarily for investments in renewable energy tax credits,
•a $9.8 million decrease in total capital expenditures, which comprises:
28 Service Corporation International

PART I
•a $16.7 million net decrease in maintenance capital expenditures, which includes:
•a $4.5 million decrease in expenditures for capital improvements at existing field locations,
•a $9.6 million decrease in expenditures for digital investments and corporate, and
•a $2.6 million decrease in expenditures for cemetery property development,
•a $6.9 million increase in expenditures for growth capital expenditures/construction of new funeral service locations,
•a $2.7 million decrease in net payments for Company-owned life insurance policies, and
•a $1.8 million increase in net proceeds for Company-owned life insurance policies, partially offset by
•an $21.8 million increase in capital expenditures related to construction of our new corporate headquarters.
Financing Activities
Financing activities used $243.0 million for the six months ended June 30, 2025 compared to using $215.2 million for the same period in 2024. The $27.8 million increased outflow from 2025 over 2024 is primarily due to the following:
•a $147.6 million increase in purchase of Company common stock,
•a $13.8 million decrease in proceeds from exercises of stock options, and
•a $3.8 million increase in payments of dividends, partially offset by
•a $117.1 million increase in debt proceeds, net of repayments,
•a $17.1 million increase in borrowings from our corporate headquarters debt facility, and
•a $3.2 million decrease in bank overdrafts and other.
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

	June 30, 2025	December 31, 2024
	(In millions)
Preneed funeral	$221.5	$226.8
Preneed cemetery:
Merchandise and services	134.8	135.6
Pre-construction	58.1	56.4
Bonds supporting preneed funeral and cemetery obligations	414.4	418.8
Bonds supporting preneed business permits	8.2	8.1
Other bonds	75.3	27.5
Total surety bonds outstanding	$497.9	$454.4
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
FORM 10-Q 29

PART I
than the posted bond amount. Management does not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.
During the second quarter of 2025, we replaced our letters of credit with a $46.0 million insurance product and a related indemnity obligation with a large insurance company.
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
The table below details our results of insurance-funded preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$211.8	$197.3	$402.3	$374.5
Sales production (number of contracts)(1)	41,188	31,475	78,572	59,923
General agency revenue	$76.8	$54.2	$147.3	$104.0
Maturities	$103.7	$98.7	$223.4	$207.1
Maturities (number of contracts)	16,374	15,735	35,099	32,991
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
30 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$91.9	$131.3	$188.9	$270.2
Sales production (number of contracts)	16,118	32,116	33,156	66,248
Maturities	$96.5	$94.2	$200.3	$190.8
Maturities (number of contracts)	20,603	20,749	43,215	42,997
Cemetery:
Sales production:
Preneed	$369.8	$350.8	$694.4	$681.6
Atneed	108.6	106.4	221.7	214.4
Total sales production	$478.4	$457.2	$916.1	$896.0
Sales production deferred to backlog:
Preneed	$176.1	$158.4	$333.5	$316.9
Atneed	75.0	76.3	154.7	154.8
Total sales production deferred to backlog	$251.1	$234.7	$488.2	$471.7
Revenue recognized from backlog:
Preneed	$114.1	$117.0	$210.3	$222.0
Atneed	76.9	76.8	154.9	155.4
Total revenue recognized from backlog	$191.0	$193.8	$365.2	$377.4
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at June 30, 2025 and December 31, 2024. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2025 and December 31, 2024. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 31

PART I

	June 30, 2025		December 31, 2024
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.77	$1.77	$1.76	$1.76
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	0.99	0.99
Deferred receipts held in trust	5.51	4.68	5.16	4.50
Allowance for cancellation on trust investments	(0.29)	(0.25)	(0.27)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.99	7.20	7.64	7.01
Backlog of insurance-funded revenue(1)	8.43	8.43	8.37	8.37
Total backlog of deferred revenue	$16.42	$15.63	$16.01	$15.38

Preneed receivables, net and trust investments	$7.07	$6.24	$6.74	$6.08
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	0.99	0.99
Allowance for cancellation on trust investments	(0.29)	(0.25)	(0.27)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.78	6.99	7.46	6.83
Insurance policies associated with insurance-funded deferred revenue (1)	8.43	8.43	8.37	8.37
Total assets associated with backlog of preneed revenue	$16.21	$15.42	$15.83	$15.20
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2025, the difference between the backlog and asset market amounts represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.39 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.55 billion in amounts due on delivered property and merchandise. As of June 30, 2025, the fair value of the total backlog comprised $4.83 billion related to cemetery contracts and $11.59 billion related to funeral contracts. As of June 30, 2025, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $4.86 billion related to cemetery contracts and $2.92 billion related to funeral contracts. As of June 30, 2025, the backlog of insurance-funded contracts of $8.43 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
32 Service Corporation International

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
As of June 30, 2025, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), two for funeral and cemetery merchandise and service trust types and two for the cemetery perpetual care trust types, each with an independent trustee as custodian. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2025, the largest single equity position represented approximately 1% of the total securities portfolio.
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
Trust Performance
During the six months ended June 30, 2025, the Standard and Poor’s 500 Index increased 6.2% and the Bloomberg’s US Aggregate Bond Index increased 4.0%. This compares to SCI trusts that increased 7.8% during the same period. The SCI trusts have a diversified allocation of approximately 60% equities, 26% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $95.9 million and $88.6 million for the six months ended June 30, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $53.1 million and $48.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced over the trailing twelve month period.
FORM 10-Q 33

PART I
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six Months Ended June 30, 2025 and 2024
Three Months Ended June 30, 2025 and 2024
Management Summary
In the second quarter of 2025, we reported consolidated net income attributable to common stockholders of $122.9 million ($0.86 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2024 of $118.2 million ($0.81 per diluted share). These results were impacted by certain items including:

	Three months ended June 30,
	2025	2024
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$4.1	$1.9
Pre-tax legal settlement	$(6.4)	$—
Pre-tax restructuring charge	$(1.6)	$—
Tax effect from significant items	$0.9	$(0.5)
Change in uncertain tax reserves and other	$0.4	$0.9
In addition to the above items, higher funeral operating results and effective cost management drove gross profit growth and margin expansion over the prior year quarter. Higher gross profit and lower share count more than offset the increase in corporate general and administrative expenses.
Funeral Results

	Three months ended June 30,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$591.4	$565.8
Less: revenue associated with acquisitions/new construction	14.0	2.6
Less: revenue associated with divestitures	0.6	1.6
Comparable(1) funeral revenue	576.8	561.6
Less: non-funeral home preneed sales revenue	26.4	29.1
Less: core general agency and other revenue	58.8	51.6
Adjusted comparable funeral revenue	$491.6	$480.9
Comparable services performed	84,622	85,353
Comparable average revenue per service(2)	$5,809	$5,634

Consolidated funeral gross profit	$116.0	$100.4
Less: gross profit associated with acquisitions/new construction	1.5	0.8
Less: gross profit (loss) associated with divestitures	(0.1)	(0.2)
Comparable(1) funeral gross profit	$114.6	$99.8
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending June 30, 2025.
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
34 Service Corporation International

PART I
Funeral Revenue
Consolidated revenue from funeral operations was $591.4 million for the three months ended June 30, 2025 compared to $565.8 million for the same period in 2024. This $25.6 million increase is primarily attributable to the $11.4 million increase in revenue from acquired and newly constructed properties and the $15.2 million increase in comparable revenue.
Comparable revenue from funeral operations was $576.8 million for the three months ended June 30, 2025 compared to $561.6 million for the same period in 2024. This $15.2 million, or 2.7%, increase is primarily due to a $10.7 million increase in adjusted comparable funeral revenue and a $7.2 million increase in core general agency revenue and other revenue, partially offset by a $2.7 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $10.7 million, or 2.2%, primarily due to a favorable 3.1% increase in total average revenue per service, partially offset by a 0.9% decrease in total services performed. The total comparable cremation rate increased 40 basis points over the prior year quarter to 64.3%.
Core general agency and other revenue grew $7.2 million, primarily due to growth in general agency revenue from higher commission rates as a result of the change in our preferred preneed insurance provider.
Non-funeral home preneed sales revenue decreased $2.7 million, or 9.3%, primarily due to an operational decision to defer the delivery of urns on preneed contracts to the time of need. This is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue. This decrease is partially offset by an increase in general agency revenue as we shift more production from trust to insurance-funded contracts.
Funeral Gross Profit
Consolidated funeral gross profit increased $15.6 million, or 15.5%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily attributable to the increase in comparable funeral gross profit. Comparable funeral gross profit increased $14.8 million to $114.6 million and the comparable gross profit percentage increased from 17.8% to 19.9%. This increase is primarily due to the growth in revenue described above and our continued focus on managing our fixed cost structure.
Cemetery Results

	Three months ended June 30,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$474.1	$468.2
Less: revenue associated with acquisitions/new construction	4.1	—
Comparable(1) cemetery revenue	$470.0	$468.2

Consolidated cemetery gross profit	$155.5	$157.5
Less: gross profit (loss) associated with acquisitions/new construction	2.2	(0.1)
Comparable(1) cemetery gross profit	$153.3	$157.6
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending June 30, 2025.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $5.9 million, or 1.3%, for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a $4.1 million increase in revenue contributed by newly constructed and acquired properties and a $1.8 million increase in comparable cemetery revenue.
The comparable cemetery revenue increased $1.8 million, or 0.4%, for the three months ended June 30, 2025 primarily due to higher comparable core revenue of $0.6 million and higher comparable other revenue of $1.2 million. Comparable core revenue was higher by $0.6 million due in large measure to an increase in atneed revenue. Atneed revenue increased $2.7 million due to increased atneed property production of 4.4%. This was partially offset by a $2.1 million decrease in recognized preneed revenue. The decrease was driven by a decline in recognized preneed property revenue related to the timing of revenue recognition on newly constructed property versus the prior year quarter. Preneed sales production increased $18.5 million, or 5.3%, due to an increase in both large and core sales, which will benefit us in future periods, as this current undeveloped property sold is constructed and recognized.
Cemetery Gross Profit
FORM 10-Q 35

PART I
Consolidated cemetery gross profit slightly decreased $2.0 million, or 1.3%, in the three months ended June 30, 2025 compared to the same period in 2024, which is primarily attributable to a $4.3 million decrease in comparable cemetery gross profit and partially offset by a $2.3 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased $4.3 million to $153.3 million. The gross profit percentage decreased versus the prior year quarter from 33.7% to 32.6% as modest cemetery revenue growth was offset by higher selling compensation on higher sales production and partially mitigated by modest fixed cost growth as we continue to focus on managing our fixed cost structure.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $49.5 million in the second quarter of 2025 compared to the second quarter of 2024 of $39.0 million. Of the increase, $6.4 million is due to the settlement of certain legal matters, with the remainder primarily due to higher auto and general liability claims as well as the timing of incentive compensation accruals versus the prior year quarter.
Gains on Divestitures and Impairment Charges, Net
We recognized a $4.1 million net pre-tax gain on asset divestitures and impairments in the second quarter of 2025 compared to a $1.9 million net pre-tax gain in the second quarter of 2024 on asset divestitures due to non-strategic asset divestitures.
Other Income, Net
Other income, net increased $2.2 million to $3.9 million for the three months ended June 30, 2025 primarily due to the change in foreign currency exchange rates compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 25.2% and 25.3% for the three months ended June 30, 2025 and 2024, respectively. The lower effective tax rate in the current period was primarily due to non-taxable gains on the cash surrender value of certain life insurance policies as a result of gains in the financial markets.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 143.0 million for the three months ended June 30, 2025 compared to 146.8 million for the same period in 2024. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Six Months Ended June 30, 2025 and 2024
Management Summary
In the first six months of 2025, we reported consolidated net income attributable to common stockholders of $265.7 million ($1.84 per diluted share) compared to net income attributable to common stockholders for the same period in 2024 of $249.5 million ($1.69 per diluted share). These results were impacted by certain items including:

	Six months ended June 30,
	2025	2024
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$9.0	$1.2
Pre-tax legal settlements	$(6.4)	$—
Pre-tax restructuring charge	$(1.6)	$—
Tax effect from significant items	$(0.4)	$(0.4)
Change in uncertain tax reserves and other	$—	$0.9
In addition to the above items, the increase from the prior year is primarily due to higher funeral gross profit driven by an increase in funeral average revenue per service. Also, the increase in corporate general and administrative expense and higher tax rate was partially offset by lower interest expense and a lower share count.
FORM 10-Q 36

PART I
Funeral Results

	Six months ended June 30,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,230.9	$1,170.5
Less: revenue associated with acquisitions/new construction	27.3	3.4
Less: revenue associated with divestitures	1.1	3.3
Comparable(1) funeral revenue	1,202.5	1,163.8
Less: non-funeral home preneed sales revenue	48.6	58.1
Less: core general agency and other revenue	113.4	97.7
Adjusted comparable funeral revenue	$1,040.5	$1,008.0
Comparable services performed	180,194	179,252
Comparable average revenue per service(2)	$5,774	$5,623

Consolidated funeral gross profit	$270.0	$232.3
Less: gross profit associated with acquisitions/new construction	3.4	1.0
Less: gross losses associated with divestitures	(0.4)	(0.2)
Comparable(1) funeral gross profit	$267.0	$231.5
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending June 30, 2025.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $1,230.9 million for the six months ended June 30, 2025, compared to $1,170.5 million for the same period in 2024. This $60.4 million increase is primarily attributable to a $38.7 million increase in comparable revenue and $23.9 million growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,202.5 million for the six months ended June 30, 2025 compared to $1,163.8 million for the same period in 2024. The $38.7 million, or 3.3%, increase was due to a $32.5 million increase in adjusted comparable funeral revenue and a $15.7 million increase in core general agency and other revenue, partially offset by a $9.5 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $32.5 million, or 3.2%, primarily due to a 2.7% increase in total average revenue per service, and a 0.5% increase in total services performed. The total comparable cremation rate increased 50 basis points over prior year to 64.2%.
Core general agency and other revenue grew $15.7 million, primarily due to growth in general agency revenue from higher commission rates as a result of the change in our preferred preneed insurance provider.
Non-funeral home preneed sales revenue decreased $9.5 million, primarily due to an operational decision to defer the delivery of urns on preneed contracts to the time of need. This is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue. This decrease is partially offset by an increase in general agency revenue as we shift more production from trust to insurance-funded contracts.
Funeral Gross Profit
Consolidated funeral gross profit increased $37.7 million, or 16.2%, in the first six months of 2025 compared to the same period in 2024, primarily attributable to the increase in comparable funeral gross profit. Comparable funeral gross profit increased $35.5 million to $267.0 million and the comparable gross profit percentage increased from 19.9% to 22.2%. This increase is primarily due to the growth in revenue described above and our continued focus on managing our fixed cost structure.
FORM 10-Q 37

PART I
Cemetery Results

	Six months ended June 30,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$908.8	$908.9
Less: revenue associated with acquisitions/new construction	5.9	—
Comparable(1) cemetery revenue	$902.9	$908.9

Consolidated cemetery gross profit	$292.9	$299.8
Less: gross profit (loss) associated with acquisitions/new construction	2.8	(0.3)
Less: gross loss associated with divestitures	—	(0.1)
Comparable(1) cemetery gross profit	$290.1	$300.2
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending June 30, 2025.
Cemetery Revenue
The consolidated revenue from our cemetery operations for the six months ended June 30, 2025 compared to the same period in 2024 was flat, primarily due to a $6.0 million, or 0.7%, decrease in comparable cemetery revenue offset by a $5.9 million increase in revenue contributed by newly constructed and acquired properties.
The $6.0 million decrease in comparable cemetery revenue was primarily attributable to a $9.4 million decrease in comparable cemetery core revenue, partially offset by an increase in other revenue of $3.4 million. The decrease in core revenue was primarily due to a $14.1 million decrease in recognized preneed revenue, partially offset by a $4.6 million increase in atneed revenue. The decrease was primarily driven by a decline in recognized preneed property revenue primarily related to timing of newly constructed property versus the prior year. Preneed sales production increased $10.2 million, or 1.5%, which will benefit us in future periods, as this current undeveloped property sold is constructed and recognized.
Cemetery Gross Profit
Consolidated cemetery gross profit decreased $6.9 million for the six months ended June 30, 2025 compared to the same period in 2024, which is primarily attributable to a $10.1 million decrease in comparable cemetery gross profit offset by a $3.1 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit decreased from $300.2 million to $290.1 million, and the gross profit percentage decreased from 33.0% to 32.1% primarily due to the decline in revenue mentioned above and higher selling compensation on higher sales production and partially mitigated by modest fixed cost growth versus the prior year as we continue to focus on managing our fixed cost structure.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $13.8 million to $94.2 million for the six months ended June 30, 2025. Of the increase, $6.4 million is due to the settlement of certain legal matters, with the remainder primarily due to higher auto and general liability claims, and the timing of incentive compensation accruals versus the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $9.0 million net pre-tax gain on asset divestitures and impairments in the six months ended June 30, 2025 compared to a $1.2 million net pre-tax gain in 2024 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense decreased $3.2 million to $125.6 million for the six months ended June 30, 2025 primarily due to lower interest rates on our floating rate debt, partially offset by higher average debt outstanding.
Other Income, Net
Other income, net increased $2.9 million to $7.1 million for the six months ended June 30, 2025 primarily due to the change in foreign currency exchange rates compared to the prior year.
FORM 10-Q 38

PART I
Provision for Income Taxes
Our effective tax rate was 25.7% and 24.0% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the six months ended June 30, 2025 was primarily due to less excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rates were higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 144.1 million for the six months ended June 30, 2025 compared to 147.3 million for the same period in 2024. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
40 Service Corporation International

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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of June 30, 2025 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2025 — April 30, 2025 (1)	916,075	$77.82	916,010	$82,451,136
May 1, 2025 — May 31, 2025 (2)	976,955	$76.79	975,772	$539,042,654
June 1, 2025 — June 30, 2025	600,060	$78.77	600,060	$491,774,310
	2,493,090		2,491,842
(1) 65 shares were purchased in April 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 1,183 shares were purchased in May 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

July 31, 2025	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
44 Service Corporation International