Form 10-Q
period 2025-09-30
SERVICE CORP INTERNATIONAL
filed 2025-10-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of October 30, 2025 was 140,181,355 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$519,210	$504,565	$1,530,876	$1,549,461
Service revenue	431,785	422,739	1,351,994	1,295,701
Other revenue	107,101	86,654	314,837	248,194
Total revenue	1,058,096	1,013,958	3,197,707	3,093,356
Costs of revenue
Cost of property and merchandise	(269,857)	(259,168)	(806,641)	(794,176)
Cost of service	(242,007)	(232,989)	(731,562)	(706,646)
Overhead and other expenses	(280,689)	(269,162)	(831,106)	(807,767)
Costs of revenue	(792,553)	(761,319)	(2,369,309)	(2,308,589)
Gross profit	265,543	252,639	828,398	784,767
Corporate general and administrative expenses	(38,332)	(43,732)	(132,499)	(124,055)
Restructuring charge	(405)	—	(1,980)	—
(Losses) gains on divestitures and impairment charges, net	(415)	3,515	8,618	4,755
Operating income	226,391	212,422	702,537	665,467
Interest expense	(65,683)	(65,804)	(191,237)	(194,540)
Losses on early extinguishment of debt	—	(25)	—	(25)
Other income, net	153	2,815	7,219	7,002
Income before income taxes	160,861	149,408	518,519	477,904
Provision for income taxes	(43,339)	(31,547)	(135,146)	(110,549)
Net income	117,522	117,861	383,373	367,355
Net income attributable to noncontrolling interests	(49)	(34)	(155)	(61)
Net income attributable to common stockholders	$117,473	$117,827	$383,218	$367,294
Basic earnings per share:
Net income attributable to common stockholders	$0.84	$0.81	$2.70	$2.53
Basic weighted average number of shares	140,318	144,706	142,097	145,421
Diluted earnings per share:
Net income attributable to common stockholders	$0.83	$0.81	$2.68	$2.50
Diluted weighted average number of shares	141,424	146,223	143,227	146,978
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$117,522	$117,861	$383,373	$367,355
Other comprehensive income:
Foreign currency translation adjustments	(8,130)	4,894	12,992	(7,503)
Total comprehensive income	109,392	122,755	396,365	359,852
Total comprehensive income attributable to noncontrolling interests	(49)	(35)	(155)	(58)
Total comprehensive income attributable to common stockholders	$109,343	$122,720	$396,210	$359,794
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$241,339	$218,766
Receivables, net of reserves of $3,813 and $4,040, respectively	93,759	94,341
Inventories	31,641	33,318
Income tax receivable	18,758	3,775
Other	34,219	27,130
Total current assets	419,716	377,330
Preneed receivables, net of reserves of $35,819 and $35,857, respectively, and trust investments	7,270,261	6,739,332
Cemetery property	2,177,777	2,129,404
Property and equipment, net	2,679,206	2,581,069
Goodwill	2,146,617	2,081,015
Deferred charges and other assets, net of reserves of $2,389 and $2,367, respectively	1,293,808	1,317,256
Cemetery perpetual care trust investments	2,374,391	2,154,032
Total assets	$18,361,776	$17,379,438

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$684,873	$639,989
Current maturities of long-term debt	67,284	83,850
Total current liabilities	752,157	723,839
Long-term debt	4,962,355	4,751,448
Deferred revenue, net	1,776,500	1,755,170
Deferred tax liability	680,428	649,195
Other liabilities	541,343	513,480
Deferred receipts held in trust	5,717,725	5,162,525
Care trusts’ corpus	2,363,984	2,145,112
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 147,334,081 and 146,668,589 shares issued, respectively, and 140,246,179 and 144,694,887 shares outstanding, respectively	140,246	144,695
Capital in excess of par value	980,594	986,830
Retained earnings	440,061	553,701
Accumulated other comprehensive gain (loss)	5,771	(7,221)
Total common stockholders’ equity	1,566,672	1,678,005
Noncontrolling interests	612	664
Total equity	1,567,284	1,678,669
Total liabilities and equity	$18,361,776	$17,379,438
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$383,373	$367,355
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	25
Depreciation and amortization	163,462	153,932
Amortization of intangibles	12,353	12,759
Amortization of cemetery property	73,785	70,431
Amortization of loan costs	6,605	5,365
Provision for expected credit losses	7,394	9,693
Provision for deferred income taxes	32,310	15,243
Gains on divestitures and impairment charges, net	(8,618)	(4,755)
Share-based compensation	13,624	13,662
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(2,487)	11,366
(Increase) decrease in other assets	(18,115)	12,464
Increase in payables and other liabilities	26,006	19,148
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(34,056)	(139,876)
Increase in deferred revenue, net	29,994	83,331
Increase in deferred receipts held in trust	44,230	50,652
Net cash provided by operating activities	729,860	680,795
Cash flows from investing activities:
Capital expenditures	(262,818)	(267,485)
Business acquisitions, net of cash acquired	(65,098)	(161,865)
Real estate acquisitions	(6,610)	(53,329)
Corporate headquarters	(44,942)	(9,352)
Proceeds from divestitures and sales of property and equipment	28,267	21,632
Payments for Company-owned life insurance policies	(216)	(3,009)
Proceeds from Company-owned life insurance policies and other	11,433	2,673
Other investing activities	(1,435)	(13,864)
Net cash used in investing activities	(341,419)	(484,599)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	655,011	1,336,137
Debt issuance costs	—	(15,246)
Scheduled payments of debt	(19,117)	(18,421)
Early payments and extinguishment of debt	(490,000)	(1,210,024)
Proceeds from corporate headquarters debt facility	33,533	—
Principal payments on finance leases	(28,590)	(27,524)
Proceeds from exercise of stock options	20,904	42,898
Purchase of Company common stock	(402,093)	(197,511)
Payments of dividends	(135,977)	(130,811)
Bank overdrafts and other	(2,548)	(10,253)
Net cash used in financing activities	(368,877)	(230,755)
Effect of foreign currency	3,522	(1,566)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,086	(36,125)
Cash, cash equivalents, and restricted cash at beginning of period	221,399	224,761
Cash, cash equivalents, and restricted cash at end of period	$244,485	$188,636
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value		Retained Earnings		Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596		$432,454		$24,891	$209	$1,541,473
Comprehensive income (loss)	—	—	—	x2	131,301	x2	(8,477)	(30)	122,794
Dividends declared on common stock ($0.30 per share)	—	—	—		(43,944)		—	—	(43,944)
Share-based compensation earned	—	—	3,926		—		—	—	3,926
Stock option exercises	544	—	16,693		—		—	—	17,237
Restricted stock awards, net of forfeitures	138	—	(138)		—		—	—	—
Purchase of Company common stock	—	(706)	(4,518)		(44,266)		—	—	(49,490)
Other	—	—	(1,215)		—		—	—	(1,215)
Balance at March 31, 2024	$148,980	$(2,681)	$952,344		$475,545		$16,414	$179	$1,590,781
Comprehensive income (loss)	—	—	—		118,166		(3,916)	53	114,303
Dividends declared on common stock ($0.30 per share)	—	—	—		(43,384)		—	—	(43,384)
Share-based compensation earned	24	—	5,636		—		—	—	5,660
Stock option exercises	14	—	608		—		—	—	622
Purchase of Company common stock	—	(1,799)	(12,942)		(113,431)		—	—	(128,172)
Noncontrolling interest payments	—	—	—		—		—	(120)	(120)
Balance at June 30, 2024	$149,018	$(4,480)	$945,646		$436,896		$12,498	$112	$1,539,690
Comprehensive income	—	—	—		117,827		4,893	35	122,755
Dividends declared on common stock ($0.30 per share)	—	—	—		(43,483)		—	—	(43,483)
Share-based compensation earned	—	—	4,076		—		—	—	4,076
Stock option exercises	725	—	24,314		—		—	—	25,039
Purchase of Company common stock	—	(284)	(1,525)		(18,946)		—		(20,755)
Noncontrolling payments	—	—	—		—		—	479	479
Balance at September 30, 2024	$149,743	$(4,764)	$972,511		$492,294		$17,391	$626	$1,627,801
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 9

PART I

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings		Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701		$(7,221)	$664	$1,678,669
Comprehensive income	—	—	—	142,880	x2	527	47	143,454
Dividends declared on common stock $0.32 per share)	—	—	—	(45,991)		—	—	(45,991)
Share-based compensation earned	—	—	3,841	—		—	—	3,841
Stock option exercises	95	—	3,812	—		—	—	3,907
Restricted stock awards, net of forfeitures	120	—	(120)	—		—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)		—	—	(130,813)
Noncontrolling interest payments	—	—	—	—		—	(166)	(166)
Other	—	—	(1,281)	—		—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032		$(6,694)	$545	$1,651,620
Comprehensive income	—	—	—	122,865		20,595	59	143,519
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,138)		—	—	(45,138)
Share-based compensation earned	22	—	5,726	—		—	—	5,748
Stock option exercises	3	—	130	—		—	—	133
Purchase of Company common stock	—	(2,493)	(18,988)	(174,007)		—	—	(195,488)
Noncontrolling interest payments	—	—	—	—		—	(40)	(40)
Other	—	—	(2)	—		—	1	(1)
Balance at June 30, 2025	$146,910	$(6,104)	$967,329	$437,752		$13,901	$565	$1,560,353
Comprehensive income (loss)	—	—	—	117,473		(8,130)	49	109,392
Dividends declared on common stock ($0.32 per share)	—	—	—	(44,848)		—	—	(44,848)
Share-based compensation earned	—	—	4,035	—		—	—	4,035
Stock option exercises	424	—	16,440	—		—	—	16,864
Purchase of Company common stock	—	(985)	(7,207)	(70,316)		—	—	(78,508)
Other	1	—	(3)	—		—	(2)	(4)
Balance at September 30, 2025	$147,335	$(7,089)	$980,594	$440,061		$5,771	$612	$1,567,284
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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$241,339	$218,766
Restricted cash(1):
Included in Other current assets	2,492	2,000
Included in Deferred charges and other assets, net	654	633
Total restricted cash	3,146	2,633
Total cash, cash equivalents, and restricted cash	$244,485	$221,399
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$32,498	$20,523	$44,379	$172	$97,572
Reserve for credit losses	(1,273)	(2,000)	(430)	(110)	(3,813)
Receivables, net	$31,225	$18,523	$43,949	$62	$93,759

	December 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,950	$21,703	$40,559	$169	$98,381
Reserve for credit losses	(1,558)	(2,048)	(320)	(114)	(4,040)
Receivables, net	$34,392	$19,655	$40,239	$55	$94,341

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
Internal-Use Software
In September 2025, the FASB issued guidance to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance is effective for us for the 2028 annual period, with early adoption permitted, and it can be adopted either on a prospective, modified or retrospective basis. We are currently assessing the impact of this guidance on our disclosures, and upon adoption, we will include the required disclosures in our financial statements and related notes. We do not anticipate that the guidance will have a material effect on our financial position or results of operations.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Preneed receivables, net	$1,541,176	$1,570,773

Trust investments, at market	7,870,586	7,084,723
Insurance-backed fixed income securities and other	232,890	237,868
Trust investments	8,103,476	7,322,591
Less: Cemetery perpetual care trust investments	(2,374,391)	(2,154,032)
Preneed trust investments	5,729,085	5,168,559

Preneed receivables, net and trust investments	$7,270,261	$6,739,332
FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	September 30, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$151,117	$1,453,489	$1,604,606
Unearned finance charges	(13,119)	(14,492)	(27,611)
Preneed receivables, at amortized cost	137,998	1,438,997	1,576,995
Reserve for credit losses	(20,472)	(15,347)	(35,819)
Preneed receivables, net	$117,526	$1,423,650	$1,541,176

	December 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$183,016	$1,444,084	$1,627,100
Unearned finance charges	(11,083)	(9,387)	(20,470)
Preneed receivables, at amortized cost	171,933	1,434,697	1,606,630
Reserve for credit losses	(20,132)	(15,725)	(35,857)
Preneed receivables, net	$151,801	$1,418,972	$1,570,773

At September 30, 2025, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$22,792	$39,124	$33,353	$17,122	$8,517	$17,090	$137,998
Cemetery	427,841	440,701	290,784	166,734	69,246	43,691	1,438,997
Total preneed receivables, at amortized cost	$450,633	$479,825	$324,137	$183,856	$77,763	$60,781	$1,576,995

At September 30, 2025, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,539	$2,119	$1,590	$31,074	$38,322	$99,676	$137,998
Cemetery	56,744	46,610	17,146	6,705	127,205	1,311,792	1,438,997
Total preneed receivables, at amortized cost	$60,283	$48,729	$18,736	$37,779	$165,527	$1,411,468	$1,576,995
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2025:

	December 31, 2024	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency and Other	September 30, 2025
	(In thousands)
Funeral	$(20,132)	$(3,298)	$2,960	$(2)	$(20,472)
Cemetery	(15,725)	(8)	397	(11)	(15,347)
Total reserve for credit losses on preneed receivables	$(35,857)	$(3,306)	$3,357	$(13)	$(35,819)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Deposits	$172,169	$164,064	$488,925	$479,924
Withdrawals	$161,288	$161,622	$437,892	$431,816
Purchases of securities	$468,919	$350,799	$1,854,184	$1,433,451
Sales of securities	$401,392	$384,336	$1,728,555	$1,443,426
Realized gains from sales of securities(1)	$114,746	$94,604	$344,420	$373,094
Realized losses from sales of securities(1)	$(20,908)	$(31,283)	$(96,108)	$(88,834)
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

		September 30, 2025
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$47,306	$295	$(536)	$47,065
Canadian government	2	27,303	—	—	27,303
Corporate	2	10,441	390	(9)	10,822
Residential mortgage-backed	2	3,535	51	(32)	3,554
Asset-backed	2	280	—	(45)	235
Equity securities:
Preferred stock	2	14,986	2,680	(59)	17,607
Common stock:
United States	1	2,035,533	788,788	(93,676)	2,730,645
Canada	1	38,434	31,241	(484)	69,191
Other international	1	171,469	42,487	(4,609)	209,347
Mutual funds:
Equity	1	941,938	287,231	(701)	1,228,468
Fixed income	1	659,451	8,945	(27,245)	641,151
Trust investments, at fair value		3,950,676	1,162,108	(127,396)	4,985,388
Commingled funds
Fixed income		1,319,364	16,298	(48,069)	1,287,593
Equity		354,092	150,439	(557)	503,974
Money market funds		402,531	—	—	402,531
Alternative investments		481,364	219,117	(9,381)	691,100
Trust investments, at net asset value		2,557,351	385,854	(58,007)	2,885,198
Trust investments, at market		$6,508,027	$1,547,962	$(185,403)	$7,870,586

16 Service Corporation International

PART I

		December 31, 2024
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$43,699	$178	$(849)	$43,028
Canadian government	2	25,979	—	—	25,979
Corporate	2	10,087	326	(11)	10,402
Residential mortgage-backed	2	3,811	39	(49)	3,801
Asset-backed	2	290	—	(47)	243
Equity securities:
Preferred stock	2	8,059	930	(25)	8,964
Common stock:
United States	1	1,887,854	617,695	(68,404)	2,437,145
Canada	1	41,362	20,164	(1,160)	60,366
Other international	1	120,605	34,414	(10,382)	144,637
Mutual funds:
Equity	1	950,990	121,006	(13,892)	1,058,104
Fixed income	1	1,028,622	4,183	(46,391)	986,414
Trust investments, at fair value		4,121,358	798,935	(141,210)	4,779,083
Commingled funds
Fixed income		862,350	2,597	(60,646)	804,301
Equity		346,553	99,647	(316)	445,884
Money market funds		432,821	—	—	432,821
Alternative investments		438,449	193,638	(9,453)	622,634
Trust investments, at net asset value		2,080,173	295,882	(70,415)	2,305,640
Trust investments, at market		$6,201,531	$1,094,817	$(211,625)	$7,084,723
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
Maturity dates of our fixed income securities range from 2025 to 2044. Maturities of fixed income securities (excluding mutual and commingled funds) at September 30, 2025 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$48,766
Due in one to five years	35,077
Due in five to ten years	4,922
Thereafter	214
Total estimated maturities of fixed income securities	$88,979
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $51.0 million and $45.7 million for the three months ended September 30, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $27.7 million and $24.7 million for the three months ended September 30, 2025 and 2024, respectively.
FORM 10-Q 17

PART I
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $146.9 million and $134.3 million for the nine months ended September 30, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $80.8 million and $73.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$2,784,235	$2,745,104
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,007,735)	(989,934)
Deferred revenue, net	$1,776,500	$1,755,170
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2025	2024
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,917,695	$6,374,393
Net preneed contract sales	988,477	1,061,518
Acquisitions of businesses, net	6,841	76,077
Net investment gains(1)	496,097	453,863
Recognized revenue from backlog(2)	(416,911)	(443,685)
Recognized revenue from current period sales	(483,301)	(469,085)
Change in amounts due on unfulfilled performance obligations	(17,012)	(68,662)
Change in cancellation reserve	(1,259)	(188)
Effect of foreign currency and other	3,598	(7,598)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,494,225	$6,976,633
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
18 Service Corporation International

PART I
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 26.9% and 21.1% for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 26.1% and 23.1% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was higher for the three and nine months ended September 30, 2025 primarily due to a change in estimate recorded in the current year related to the finalization of the 2024 tax return, as well as less excess tax benefit recognized upon the settlement of employee share-based awards. The effective tax rate for the three and nine months ended September 30, 2025 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
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
The federal statutes of limitations have expired for all tax years prior to 2021. Our 2022 federal income tax return is currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2023. The outcome of each of these audits cannot be predicted at this time.
Following the enactment of the new U.S. tax legislation, Public Law No. 119-21, on July 4, 2025, we adopted the relevant provisions during the third quarter of 2025, including those pertaining to bonus depreciation and interest expense. Consistent with our expectations, the adoption of these provisions did not have a material effect on our consolidated financial statements.
FORM 10-Q 19

PART I
5. Debt
The components of Debt are:

	September 30, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.0% Senior Notes due May 2031	800,000	800,000
5.75% Senior Notes due October 2032	800,000	800,000
Term Loan due January 2028	628,594	641,250
Bank Credit Facility due January 2028	285,000	120,000
Corporate Headquarters Debt Facility due February 2037	33,533	—
Obligations under finance leases	152,596	145,061
Mortgage notes and other debt, maturities through 2050	81,505	86,044
Unamortized debt issuance costs	(38,513)	(43,981)
Total debt	5,029,639	4,835,298
Less: Current maturities of long-term debt	(67,284)	(83,850)
Total long-term debt	$4,962,355	$4,751,448
Current maturities of debt at September 30, 2025 include amounts due under our term loan, mortgage notes and other debt, and finance lease payments due within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 81% and 84% of our total debt had a fixed interest rate at September 30, 2025 and December 31, 2024, respectively.
The components of our ending interest rate are as follows:

	September 30, 2025	December 31, 2024
Fixed Debt	4.67%	4.64%
Floating Debt	6.26%	6.50%
Total Debt	4.97%	4.93%
During the nine months ended September 30, 2025 and 2024, we paid $159.5 million and $172.5 million in cash interest, respectively.
Bank Credit Agreement
The Bank Credit Facility due January 2028 provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The Bank Credit Facility contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of September 30, 2025, we were in compliance with all of our debt covenants. We have $1.0 million of letters of credit outstanding and pay a quarterly fee of 0.20% on the unused commitment at September 30, 2025. As of September 30, 2025, we had $1,214.0 million in borrowing capacity under the Bank Credit Facility. The Bank Credit Facility had an interest rate of 6.26% and 6.46% at September 30, 2025 and December 31, 2024, respectively.
As of December 31, 2024, we had $39.0 million of letters of credit outstanding. During the second quarter of 2025, we replaced our letters of credit with a $46.0 million surety bond and a related indemnity obligation with a large insurance company.
Debt Issuances and Additions
During the nine months ended September 30, 2025, we issued or added $688.5 million of debt including:
20 Service Corporation International

PART I
•$655.0 million on our Bank Credit Facility due January 2028; and
•$33.5 million on our Corporate Headquarters Debt Facility due February 2037.
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
Debt Extinguishments and Reductions
During the nine months ended September 30, 2025, we made aggregate debt payments of $509.2 million for scheduled and early debt extinguishment payments including:
•$490.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$12.7 million in aggregate principal of our Term Loan due January 2028; and
•$6.5 million in other debt.
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
The fair value of our debt instruments was as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
7.5% Senior Notes due April 2027	$143,285	$140,615
4.625% Senior Notes due December 2027	546,018	536,052
5.125% Senior Notes due June 2029	750,563	728,430
3.375% Senior Notes due August 2030	787,712	745,612
4.0% Senior Notes due May 2031	754,856	712,640
5.75% Senior Notes due October 2032	811,624	778,752
Term Loan due January 2028	628,594	641,250
Bank Credit Facility due January 2028	285,000	120,000
Corporate Headquarters Debt Facility due February 2037	33,533	—
Mortgage notes and other debt, maturities through 2050	82,371	85,574
Total fair value of debt instruments	$4,823,556	$4,488,925
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. During the nine months ended September 30, 2025, we repurchased 5,114,200 shares of common stock at an aggregate cost of $404.4 million, which is an average cost per share of $79.08. Additionally, in May 2025, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $414.4 million at September 30, 2025.
Subsequent to September 30, 2025, we repurchased 64,824 shares for $5.3 million at an average cost per share of $82.34.
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
FORM 10-Q 23

PART I

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$284,997	$289,077	$910,182	$887,812
Matured preneed revenue	183,332	173,759	572,677	542,488
Core funeral revenue	468,329	462,836	1,482,859	1,430,300
Non-funeral home revenue	26,181	23,214	79,538	69,765
Non-funeral home preneed sales revenue	22,548	26,923	71,169	85,141
Core general agency and other revenue	57,005	53,006	171,356	151,292
Total funeral revenue	$574,063	$565,979	$1,804,922	$1,736,498
Direct cost	(82,099)	(83,238)	(259,882)	(260,358)
Selling compensation	(48,919)	(42,270)	(141,840)	(132,945)
Salaries & fringe expense	(167,098)	(163,841)	(502,413)	(486,939)
Facility expenses	(69,220)	(65,516)	(203,838)	(192,668)
Other costs and overhead	(107,128)	(103,236)	(327,395)	(323,410)
Total funeral expense	$(474,464)	$(458,101)	$(1,435,368)	$(1,396,320)
Funeral gross profit	$99,599	$107,878	$369,554	$340,178

Cemetery revenue:
Atneed revenue	$107,503	$106,965	$330,823	$324,390
Recognized preneed property revenue	228,609	203,376	637,690	628,223
Recognized preneed merchandise and services revenue	109,948	103,585	314,266	301,844
Core cemetery revenue	446,060	413,926	1,282,779	1,254,457
Other revenue	37,973	34,053	110,006	102,401
Total cemetery revenue	$484,033	$447,979	$1,392,785	$1,356,858
Direct cost	(63,549)	(62,118)	(188,571)	(188,516)
Selling compensation	(84,747)	(78,360)	(251,817)	(240,761)
Maintenance expense	(67,758)	(65,999)	(198,696)	(194,761)
Other costs and overhead	(102,035)	(96,741)	(294,857)	(288,231)
Total cemetery expense	$(318,089)	$(303,218)	$(933,941)	$(912,269)
Cemetery gross profit	$165,944	$144,761	$458,844	$444,589

Total revenue from customers	$1,058,096	$1,013,958	$3,197,707	$3,093,356
Total segment expenses	(792,553)	(761,319)	(2,369,309)	(2,308,589)
Gross profit from reportable segments	$265,543	$252,639	$828,398	$784,767
Corporate general and administrative expenses	(38,332)	(43,732)	(132,499)	(124,055)
Restructuring charge	(405)	—	(1,980)	—
(Losses) gains on divestitures and impairment charges, net	(415)	3,515	8,618	4,755
Operating income	$226,391	$212,422	$702,537	$665,467
Interest expense	(65,683)	(65,804)	(191,237)	(194,540)
Losses on early extinguishment of debt	—	(25)	—	(25)
Other income, net	153	2,815	7,219	7,002
Income before income taxes	$160,861	$149,408	$518,519	$477,904
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2025	$1,010,103	$47,993	$1,058,096
2024	$961,866	$52,092	$1,013,958
Nine months ended September 30,
Revenue from external customers:
2025	$3,039,956	$157,751	$3,197,707
2024	$2,928,382	$164,974	$3,093,356
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2025 and December 31, 2024, we had self-insurance reserves of $110.4 million and $105.8 million, respectively.
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
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of approximately forty states regarding the escheatment of preneed trust funds held in association with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states claim that these Unused Preneed Trust Funds are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the Unused Preneed Trust Funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that no additional property is due to be reported for the states of Alabama, Connecticut, Iowa, Kentucky, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Texas, West Virginia, and Wyoming. We consider the unclaimed property audits resolved in those nineteen states.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:
FORM 10-Q 25

PART I

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$117,473	$117,827	$383,218	$367,294
Weighted average shares:
Weighted average shares — basic	140,318	144,706	142,097	145,421
Stock options	1,045	1,452	1,073	1,499
Restricted share units	61	65	57	58
Weighted average shares — diluted	141,424	146,223	143,227	146,978
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.84	$0.81	$2.70	$2.53
Diluted	$0.83	$0.81	$2.68	$2.50
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Antidilutive options	331	754	623	693
11. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $65.3 million and $164.2 million, including $0.2 million and $2.3 million of cash acquired, for several business acquisitions during the nine months ended September 30, 2025 and 2024, respectively. In addition, we spent $6.6 million and $53.3 million, for several real estate acquisitions during the nine months ended September 30, 2025 and 2024, respectively.
In the third quarter of 2024, we acquired a total of 10 funeral homes and 2 cemeteries. This includes two separate acquisitions in major metropolitan markets for $120.6 million in cash in the third quarter.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions are intended to grow the company by utilizing our capital to invest in the highest relative return opportunities;
•the acquisitions enhance our network footprint, enabling us to serve a number of complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the two separate acquisitions in the third quarter of 2024 (in thousands):
26 Service Corporation International

PART II

Other current assets	$2,201
Cemetery property	2,143
Property and equipment, net	51,259
Preneed receivables, net and trust investments	41,018
Deferred charges and other assets	340
Cemetery perpetual care trust investments	9,223
Goodwill	97,768
Total assets acquired	203,952
Current liabilities	2,369
Deferred revenue and deferred receipts held in trust	55,806
Long-term debt	15,431
Care trusts' corpus	9,223
Other liabilities	476
Total liabilities assumed	83,305
Net assets acquired	$120,647
Goodwill and land recorded in the acquisition are not subject to amortization; however, goodwill will be tested periodically for impairment. Of the $97.8 million in recognized goodwill, $77.9 million is deductible for tax purposes. Of this total, $34.0 million was allocated to our cemetery segment, while $63.8 million was allocated to our funeral segment.
Divestiture-Related Activities
As divestitures occur in the course of business, gains or losses on the sale of such locations are recognized in the unaudited Condensed Consolidated Statement of Operations line item (Losses) gains on divestitures and impairment charges, net, which comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
(Losses) gains on divestitures, net	$(415)	$7,445	$9,540	$9,764
Impairment losses	—	(3,930)	(922)	(5,009)
(Losses) gains on divestitures and impairment charges, net	$(415)	$3,515	$8,618	$4,755
FORM 10-Q 27

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2025, we owned and operated 1,487 funeral service locations and 499 cemeteries (of which 312 are combination locations), in 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. Our financial position is enhanced by our $16.8 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2025. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
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
Tariffs and Trading Relationships
Since the start of 2025, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions. These tariffs and retaliatory tariffs have increased uncertainty regarding the ultimate scope, durability and effect of existing and future tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $729.9 million in the first nine months of 2025. As of September 30, 2025, we had $1,214.0 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at September 30, 2025. We target a leverage ratio of 3.5x to 4.0x.
28 Service Corporation International

PART I
Our leverage ratio requirement and actual ratio as of September 30, 2025 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.61
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
Operating Activities
Net cash provided by operating activities was $729.9 million and $680.8 million for the nine months ended September 30, 2025 and 2024, respectively.
The $49.1 million increase in operating cash flows from 2024 comprises:
•a $120.1 million increase in cash receipts from customers, General Agency (GA) commission and other receipts,
•a $27.8 million decrease in payments for certain legal matters,
•a $12.5 million decrease in employee compensation payments,
•a $13.0 million decrease in cash interest payments, partially offset by
•a $98.5 million increase in cash tax payments,
•a $21.5 million increase in restructuring payments,
•a $2.2 million increase in vendor and other payments, and
•a $2.1 million increase in net trust deposits.
Investing Activities
Cash flows from investing activities used $341.4 million and $484.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $143.2 million decreased outflow in 2025 over 2024 is primarily due to the following:
•a $96.8 million decrease in cash spent on business acquisitions,
•a $46.7 million decrease in cash spent on real estate acquisitions,
•a $12.4 million decrease in other investing activities primarily for investments in renewable energy tax credits,
FORM 10-Q 29

PART I
•an $8.8 million increase in net proceeds for Company-owned life insurance policies
•a $6.6 million increase in cash receipts from divestitures and asset sales, and
•a $4.7 million decrease in total capital expenditures, which comprises:
•a $14.7 million net decrease in maintenance capital expenditures, which includes:
•a $6.7 million decrease in expenditures for capital improvements at existing field locations,
•a $6.7 million decrease in expenditures for digital investments and corporate, and
•a $1.3 million decrease in expenditures for cemetery property development, partially offset by
•a $10.0 million increase in expenditures for growth capital expenditures/construction of new funeral service locations,
•a $2.8 million decrease in net payments for Company-owned life insurance policies, partially offset by
•a $35.6 million increase in capital expenditures related to construction of our new corporate headquarters which is financed through a separate construction loan facility.
Financing Activities
Financing activities used $368.9 million for the nine months ended September 30, 2025 compared to using $230.8 million for the same period in 2024. The $138.1 million increased outflow from 2025 over 2024 is primarily due to the following:
•a $204.6 million increase in purchase of Company common stock,
•a $22.0 million decrease in proceeds from exercises of stock options, and
•a $5.2 million increase in payments of dividends, partially offset by
•a $52.4 million increase in debt proceeds, net of repayments,
•a $33.5 million increase in borrowings from our corporate headquarters debt facility, and
•a $7.8 million decrease in bank overdrafts and other.
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

	September 30, 2025	December 31, 2024
	(In millions)
Preneed funeral	$222.9	$226.8
Preneed cemetery:
Merchandise and services	134.9	135.6
Pre-construction	62.4	56.4
Bonds supporting preneed funeral and cemetery obligations	420.2	418.8
Bonds supporting preneed business permits	8.5	8.1
Other bonds	76.2	27.5
Total surety bonds outstanding	$504.9	$454.4
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
30 Service Corporation International

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
During the second quarter of 2025, we replaced our letters of credit with a $46.0 million surety bond and a related indemnity obligation with a large insurance company, which is included in Other bonds in the table above.
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
The table below details our results of insurance-funded preneed and third-party preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$214.3	$164.1	$603.3	$516.7
Sales production (number of contracts)(1)	41,617	28,000	118,797	85,553
General agency revenue	$75.9	$58.5	$221.6	$162.5
Maturities	$95.5	$90.9	$303.4	$283.6
Maturities (number of contracts)	15,438	14,961	48,944	46,352
Preneed third party:
Sales production(1)	$11.1	$10.3	$31.0	$32.2
Sales production (number of contracts)(1)	1,109	1,127	3,206	3,497
Maturities	$7.2	$6.7	$22.7	$21.1
Maturities (number of contracts)	704	719	2,297	2,319
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
FORM 10-Q 31

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$80.5	$121.1	$262.8	$391.3
Sales production (number of contracts)	12,775	29,188	45,226	95,436
Maturities	$97.8	$91.1	$298.1	$281.9
Maturities (number of contracts)	20,206	20,217	63,421	63,214
Cemetery:
Sales production:
Preneed	$352.3	$312.7	$1,046.7	$994.3
Atneed	104.9	105.5	326.6	319.9
Total sales production	$457.2	$418.2	$1,373.3	$1,314.2
Sales production deferred to backlog:
Preneed	$188.3	$150.9	$521.8	$467.8
Atneed	73.4	73.6	228.1	228.4
Total sales production deferred to backlog	$261.7	$224.5	$749.9	$696.2
Revenue recognized from backlog:
Preneed	$135.5	$113.1	$345.8	$335.1
Atneed	75.4	74.7	230.3	230.1
Total revenue recognized from backlog	$210.9	$187.8	$576.1	$565.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to deferred receipts held in trust at September 30, 2025 and December 31, 2024. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2025 and December 31, 2024. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
32 Service Corporation International

PART I

	September 30, 2025		December 31, 2024
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.78	$1.78	$1.76	$1.76
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	0.99	0.99
Deferred receipts held in trust	5.72	4.72	5.16	4.50
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.27)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.21	7.26	7.64	7.01
Backlog of insurance-funded revenue(1)	8.56	8.56	8.37	8.37
Total backlog of deferred revenue	$16.77	$15.82	$16.01	$15.38

Preneed receivables, net and trust investments	$7.27	$6.27	$6.74	$6.08
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	0.99	0.99
Allowance for cancellation on trust investments	(0.30)	(0.25)	(0.27)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.98	7.03	7.46	6.83
Insurance policies associated with insurance-funded deferred revenue (1)	8.56	8.56	8.37	8.37
Total assets associated with backlog of preneed revenue	$16.54	$15.59	$15.83	$15.20
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2025, the difference between the backlog and asset market amounts represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.40 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.54 billion in amounts due on delivered property and merchandise. As of September 30, 2025, the fair value of the total backlog comprised $4.97 billion related to cemetery contracts and $11.80 billion related to funeral contracts. As of September 30, 2025, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $5.00 billion related to cemetery contracts and $2.98 billion related to funeral contracts. As of September 30, 2025, the backlog of insurance-funded contracts of $8.56 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced.
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
FORM 10-Q 33

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
As of September 30, 2025, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), two for funeral and cemetery merchandise and service trust types and two for the cemetery perpetual care trust types, each with an independent trustee as custodian. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2025, the largest single equity position represented approximately 1% of the total securities portfolio.
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
Trust Performance
During the nine months ended September 30, 2025, the Standard and Poor’s 500 Index increased 14.8% and the Bloomberg’s US Aggregate Bond Index increased 6.1%. This compares to SCI trusts that increased 13.0% during the same period. The SCI trusts have a diversified allocation of approximately 61% equities, 26% fixed income securities, 9% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $146.9 million and $134.3 million for the nine months ended September 30, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $80.8 million and $73.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in recognized trust fund income is primarily due to the market returns experienced over the trailing twelve month period.
34 Service Corporation International

PART I
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine Months Ended September 30, 2025 and 2024
Three Months Ended September 30, 2025 and 2024
Management Summary
In the third quarter of 2025, we reported consolidated net income attributable to common stockholders of $117.5 million ($0.83 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2024 of $117.8 million ($0.81 per diluted share). These results were impacted by certain items including:

	Three months ended September 30,
	2025	2024
	(In millions)
Pre-tax (losses) gains on divestitures and impairment charges, net	$(0.4)	$3.5
Pre-tax restructuring charge	$(0.4)	$—
Tax effect from significant items	$0.1	$(1.1)
Change in non-recurring tax items	$(4.5)	$0.1
In addition to the above items, the decrease from prior year is primarily due to lower funeral gross profit on lower services performed, and higher tax rate. This decline was partially offset by higher cemetery gross profit, lower corporate general and administrative expenses, and lower share count over the prior year quarter.
Funeral Results

	Three months ended September 30,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$574.1	$566.0
Less: revenue associated with acquisitions/new construction	15.4	4.6
Less: revenue associated with divestitures	0.2	1.0
Comparable(1) funeral revenue	558.5	560.4
Less: non-funeral home preneed sales revenue	22.3	26.9
Less: core general agency and other revenue	56.0	52.9
Adjusted comparable funeral revenue	$480.2	$480.6
Comparable services performed	82,057	84,645
Comparable average revenue per service(2)	$5,852	$5,678

Consolidated funeral gross profit	$99.6	$107.9
Less: gross profit associated with acquisitions/new construction	2.0	1.2
Less: gross losses associated with divestitures	(0.4)	(0.8)
Comparable(1) funeral gross profit	$98.0	$107.5
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending September 30, 2025.
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
FORM 10-Q 35

PART I
Funeral Revenue
Consolidated revenue from funeral operations was $574.1 million for the three months ended September 30, 2025 compared to $566.0 million for the same period in 2024. This $8.1 million increase is primarily attributable to the $10.8 million increase in revenue from acquired and newly constructed properties partially offset by the $1.9 million decrease in comparable revenue.
Comparable revenue from funeral operations was $558.5 million for the three months ended September 30, 2025 compared to $560.4 million for the same period in 2024. This $1.9 million, or 0.3%, decrease is primarily due to a $4.6 million decrease in non-funeral home preneed sales revenue partially offset by a $3.1 million increase in core general agency revenue and other revenue.
Adjusted comparable funeral revenue decreased $0.4 million due to a 3.1% decrease in funeral services performed, partially offset by a 3.1% increase in average revenue per service. The total comparable cremation rate increased slightly by 50 basis points to 64.4%.
Non-funeral home preneed sales revenue decreased $4.6 million, primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue. This decrease is partially offset by an increase in general agency revenue as we shift more production from trust to insurance-funded contracts.
Core general agency and other revenue grew $3.1 million, due to an 8.7% increase in core production primarily driven by higher preneed insurance production.
Funeral Gross Profit
Consolidated funeral gross profit decreased $8.3 million, or 7.7%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily attributable to a decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $9.5 million to $98.0 million, and the comparable gross profit percentage decreased from 19.2% to 17.5%. This is primarily due to a $6.0 million increase in selling compensation costs, on a $47.1 million increase in funeral preneed insurance sales production, which are expensed as incurred. In addition, there was a slight decrease in revenue mentioned above.
Cemetery Results

	Three months ended September 30,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$484.0	$448.0
Less: revenue associated with acquisitions/new construction	5.4	0.4
Comparable(1) cemetery revenue	$478.6	$447.6

Consolidated cemetery gross profit	$165.9	$144.8
Less: gross profit associated with acquisitions/new construction	3.1	—
Comparable(1) cemetery gross profit	$162.8	$144.8
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending September 30, 2025.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $36.0 million, or 8.0%, for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $31.0 million increase in comparable cemetery revenue and a $5.0 million increase in revenue contributed by newly constructed and acquired properties.
The comparable cemetery revenue increased $31.0 million, or 6.9%, for the three months ended September 30, 2025 primarily due to higher comparable core revenue of $27.5 million and higher comparable other revenue of $3.5 million. The comparable core revenue increase of $27.5 million was primarily due to a $27.3 million increase in recognized preneed revenue, from higher recognized preneed property revenue of $21.3 million and higher recognized preneed merchandise and service revenue of $6.0 million. Total recognized preneed revenue benefited from growth in comparable cemetery preneed sales production of $30.3 million, or 9.6%.
36 Service Corporation International

PART I
Cemetery Gross Profit
Consolidated cemetery gross profit increased $21.1 million, or 14.6%, in the three months ended September 30, 2025 compared to the same period in 2024, which is primarily attributable to an $18.0 million increase in comparable cemetery gross profit and a $3.1 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased $18.0 million to $162.8 million. The gross profit percentage increased versus the prior year quarter from 32.4% to 34.0% primarily due to the growth in core revenue mentioned above.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $5.4 million to $38.3 million in the third quarter of 2025 compared to the third quarter of 2024 of $43.7 million. The decrease is primarily due to the timing of incentive compensation accruals versus the prior year quarter.
Other Income, Net
Other income, net decreased $2.7 million to $0.2 million for the three months ended September 30, 2025 primarily due to the change in foreign currency exchange rates compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 26.9% and 21.1% for the three months ended September 30, 2025 and 2024, respectively. The higher effective tax rate in the current period was primarily due to a change in estimate recorded in the current year related to the finalization of the 2024 tax return, as well as less excess tax benefit recognized upon the settlement of employee share-based awards. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 141.4 million for the three months ended September 30, 2025 compared to 146.2 million for the same period in 2024. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2025 and 2024
Management Summary
In the first nine months of 2025, we reported consolidated net income attributable to common stockholders of $383.2 million ($2.68 per diluted share) compared to net income attributable to common stockholders for the same period in 2024 of $367.3 million ($2.50 per diluted share). These results were impacted by certain items including:

	Nine months ended September 30,
	2025	2024
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$8.6	$4.8
Pre-tax legal settlements	$(6.4)	$—
Pre-tax restructuring charge	$(2.0)	$—
Tax effect from significant items	$(0.3)	$(1.6)
Change in non-recurring tax items	$(4.5)	$1.0
In addition to the above items, the increase from the prior year is primarily due to higher funeral gross profit driven by an increase in funeral average revenue per service and higher cemetery gross profit. The increase in corporate general and administrative expense and higher tax rate was partially offset by lower interest expense and a lower share count.
FORM 10-Q 37

PART I
Funeral Results

	Nine months ended September 30,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,804.9	$1,736.5
Less: revenue associated with acquisitions/new construction	42.7	7.9
Less: revenue associated with divestitures	1.6	4.7
Comparable(1) funeral revenue	1,760.6	1,723.9
Less: non-funeral home preneed sales revenue	70.9	85.0
Less: core general agency and other revenue	169.4	150.6
Adjusted comparable funeral revenue	$1,520.3	$1,488.3
Comparable services performed	262,144	263,805
Comparable average revenue per service(2)	$5,799	$5,642

Consolidated funeral gross profit	$369.6	$340.2
Less: gross profit associated with acquisitions/new construction	5.5	2.0
Less: gross losses associated with divestitures	(1.1)	(1.0)
Comparable(1) funeral gross profit	$365.2	$339.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending September 30, 2025.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $1,804.9 million for the nine months ended September 30, 2025, compared to $1,736.5 million for the same period in 2024. This $68.4 million increase is primarily attributable to a $36.7 million increase in comparable revenue and $34.8 million growth in revenue contributed by acquired and newly constructed properties.
Comparable revenue from funeral operations was $1,760.6 million for the nine months ended September 30, 2025 compared to $1,723.9 million for the same period in 2024. The $36.7 million, or 2.1%, increase was due to a $32.0 million increase in adjusted comparable funeral revenue and a $18.8 million increase in core general agency and other revenue, partially offset by a $14.1 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $32.0 million, or 2.2%, primarily due to a 2.8% increase in total average revenue per service, partially offset by a 0.6% decrease in total services performed. The total comparable cremation rate increased 60 basis points over prior year to 64.3%.
Core general agency and other revenue grew $18.8 million, primarily due to growth in general agency revenue from higher commission rates as a result of the change in our preferred preneed insurance provider.
Non-funeral home preneed sales revenue decreased $14.1 million, primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue. This decrease is partially offset by an increase in general agency revenue as we shift more production from trust to insurance-funded contracts.
Funeral Gross Profit
Consolidated funeral gross profit increased $29.4 million, or 8.6%, in the first nine months of 2025 compared to the same period in 2024, primarily attributable to the increase in comparable funeral gross profit. Comparable funeral gross profit increased $26.0 million to $365.2 million, and the comparable gross profit percentage increased from 19.7% to 20.7%. This is primarily due to the growth in revenue described above, partially offset by a $7.5 million increase in selling compensation costs, on a $79.3 million increase in funeral preneed insurance sales production, which are expensed as incurred.
FORM 10-Q 38

PART I
Cemetery Results

	Nine months ended September 30,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$1,392.8	$1,356.9
Less: revenue associated with acquisitions/new construction	11.2	0.4
Less: revenue associated with divestitures	0.1	(0.1)
Comparable(1) cemetery revenue	$1,381.5	$1,356.6

Consolidated cemetery gross profit	$458.8	$444.6
Less: gross profit (loss) associated with acquisitions/new construction	5.8	(0.2)
Less: gross profit (loss) associated with divestitures	0.1	(0.2)
Comparable(1) cemetery gross profit	$452.9	$445.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending September 30, 2025.
Cemetery Revenue
The consolidated revenue from our cemetery operations for the nine months ended September 30, 2025 increased $35.9 million, or 2.6%, compared to the same period in 2024, primarily due to a $24.9 million, or 1.8%, increase in comparable cemetery revenue and a $10.8 million increase in revenue contributed by newly constructed and acquired properties.
The $24.9 million increase in comparable cemetery revenue was primarily attributable to a $18.0 million increase in comparable cemetery core revenue and an increase in other revenue of $7.0 million. The increase in core revenue was primarily due to a $13.1 million increase in recognized preneed revenue and a $4.8 million increase in atneed revenue. Total recognized preneed revenue benefited from growth in comparable preneed sales production of $40.4 million, or 4.1%.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $14.2 million for the nine months ended September 30, 2025 compared to the same period in 2024, which is primarily attributable to a $7.9 million increase in comparable cemetery gross profit and a $6.0 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $445.0 million to $452.9 million. The gross profit percentage remained flat at 32.8% as the increase in revenue mentioned above was partially offset by higher selling compensation on higher sales production and by modest fixed cost growth versus the prior year as we continue to focus on managing our fixed cost structure.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $8.4 million to $132.5 million for the nine months ended September 30, 2025. Of the increase, $6.4 million is due to the settlement of certain legal matters, with the remainder primarily due to higher auto and general liability claims, partially offset by lower salaries and incentive compensation accruals versus the prior year.
Gains on Divestitures and Impairment Charges, Net
We recognized a $8.6 million net pre-tax gain on asset divestitures and impairments in the nine months ended September 30, 2025 compared to a $4.8 million net pre-tax gain in 2024 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense decreased $3.3 million to $191.2 million for the nine months ended September 30, 2025 primarily due to lower interest rates on our floating rate debt, partially offset by higher average debt outstanding.
Provision for Income Taxes
Our effective tax rate was 26.1% and 23.1% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate in the current period was primarily due to a change in estimate recorded in the current year related to the finalization of the 2024 tax return, as well as less excess tax benefit recognized upon the settlement of employee share-
FORM 10-Q 39

PART I
based awards. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 143.2 million for the nine months ended September 30, 2025 compared to 147.0 million for the same period in 2024. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed operations and sales, the related trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values as of September 30, 2025 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity, and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2025 — July 31, 2025 (1)	566,521	$79.02	557,707	$447,702,603
August 1, 2025 — August 31, 2025	307,398	$79.67	307,398	$423,213,662
September 1, 2025 — September 30, 2025	110,850	$79.27	110,850	$414,426,054
	984,769		975,955
(1) 8,814 shares were purchased in July 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.5	—	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed August 7, 2025).
4.1	—
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

October 30, 2025	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 45